Form 10-Q
period 2008-06-30
Fifth Street Finance Corp
filed 2008-08-07
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:             to
Commission File Number: 01-33901
Fifth Street Finance Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1219283

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Hamilton Ave, Suite 1206
White Plains, NY	10601

(Address of principal executive offices)	(Zip Code)
(914) 286-6800
(Registrant’s telephone number including area code)
n/a
(Former name former address and former fiscal year if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         ☐  No     ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes         ☐  No        ☑
The number of shares outstanding of the issuer’s common stock as of July 25, 2008 was 22,614,289

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements of Fifth Street Finance Corp. (unaudited)
	Balance Sheet at June 30, 2008 and September 30, 2007	3
	Statement of Operations for the three and nine months ended June 30, 2008, the three months ended June 30, 2007, and the period February 15 through June 30, 2007	4
	Statement of Changes in Net Assets for the nine months ended June 30, 2008, the three months ended June 30, 2007, and the period February 15 through June 30, 2007	5
	Statement of Cash Flows for the nine months ended June 30, 2008, the three months ended June 30, 2007, and the period February 15 through June 30, 2007	6
	Schedule of Investments as of June 30, 2008	7
	Schedule of Investments as of September 30, 2007	10
	Notes to Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits	34
	Signatures	35

Fifth Street Finance Corp.
Balance Sheet

	June 30, 2008	September 30, 2007
	(unaudited)

Assets
Investments, at fair value (cost 6/30/2008: $230,172,000; 9/30/2007: $89,834,209)
Affiliate investments (cost 6/30/2008: $82,799,289; 9/30/2007: $38,716,308)	$75,713,625	$38,816,100
Non-control/Non-affiliate investments (cost 6/30/2008: $147,372,711; 9/30/2007: $51,117,901)	142,028,818	51,141,045
Unearned fee income	(4,285,219)	(1,566,293)

Total investments net of unearned fee income	213,457,224	88,390,852
Cash and cash equivalents	86,958,051	17,654,056
Interest receivable	2,102,186	754,623
Due from portfolio company	16,420	127,715
Prepaid management fee	—	252,586
Prepaid expenses	63,304	—
Deferred offering costs	—	149,687

Total Assets	$302,597,185	$107,329,519

Liabilities
Accounts payable, accrued expenses, and other liabilities	$450,960	$417,107
Base management fee payable	1,078,196	—
Incentive fee payable	1,283,636	—
Due to FSC, Inc.	214,387	—
Interest payable	18,344	9,934
Payments received in advance from portfolio companies	95,644	—
Offering costs payable	886,736	86,783
Preferred stock – mandatorily redeemable, $0.01 par value, 200,000 shares authorized, zero shares issued and outstanding	—	—

Total Liabilities	4,027,903	513,824

Commitments (Note 3)
Stockholders’ Equity/Partners’ Capital
Common stock, $0.01 par value, 49,800,000 shares authorized, 22,614,289 shares issued and outstanding	226,143	—
Additional paid-in capital	300,606,946	—
Net unrealized appreciation (depreciation) on investments	(12,429,556)	—
Net realized gain on investments	62,487	—
Accumulated undistributed net investment income	10,103,262	—
Total Partners’ Capital	—	106,815,695

Total Stockholders’ Equity/Partners’ Capital	298,569,282	106,815,695

Total Liabilities and Stockholders’ Equity/Partners’ Capital	$302,597,185	$107,329,519

See Notes to Financial Statements.

Fifth Street Finance Corp.
Statement of Operations

				For the period
			Nine months	February 15
	Three months ended June 30,		ended June 30,	through June 30,
	(unaudited)		(unaudited)	(unaudited)
	2008	2007	2008	2007
Investment Income:
Interest income:
Affiliate investments	$3,117,971	$1,232,927	$7,096,731	$1,282,632
Non-control/Non-affiliate investments	5,333,813	165,128	12,544,573	168,691
Interest on cash and cash equivalents	127,973	—	520,974	—

Total interest income	8,579,757	1,398,055	20,162,278	1,451,323

Fee income:
Affiliate investments	201,603	73,969	471,279	79,635
Non-control/Non-affiliate investments	253,787	9,125	682,665	12,167

Total fee income	455,390	83,094	1,153,944	91,802

Dividend income:
Affiliate investments	20,055	—	20,055	—
Non-control/Non-affiliate investments	134,887	—	134,887	—

Total dividend income	154,942	—	154,942	—

Total Investment income	9,190,089	1,481,149	21,471,164	1,543,125

Expenses:
Base management fees	1,078,196	563,567	2,877,122	570,911
Incentive fees	1,283,636	—	2,303,541	—
Professional fees	414,166	58,357	968,666	58,357
Board of Directors fees	59,500	—	89,250	—
Organizational costs	—	351,759	200,747	351,759
Interest expense	685,093	325,233	872,774	364,685
Administrator expense	379,227	—	628,789	—
Line of credit guarantee expense	—	125,000	83,333	125,000
Transaction fees	—	128,975	206,726	182,875
General and administrative expenses	155,728	31	352,053	124

Total expenses	4,055,546	1,552,922	8,583,001	1,653,711

Net Investment income (loss)	5,134,543	(71,773)	12,888,163	(110,586)

Unrealized appreciation (depreciation) of investments:
Affiliate investments	(5,665,569)	—	(7,185,455)	—
Non-control/Non-affiliate investments	(4,841,584)	—	(5,367,037)	—

Total unrealized appreciation (depreciation) on investments	(10,507,153)	—	(12,552,492)	—

Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	62,487	—	62,487	—

Total net realized gain (loss) from investments	62,487	—	62,487	—

Net increase (decrease) in net assets resulting from operations	$(5,310,123)	$(71,773)	$398,158	$(110,586)

Earnings (loss) per common share—basic and diluted(1)	$(0.36)	N/A	$0.03	N/A

Weighted average common shares—basic and diluted	14,609,904	N/A	13,188,026	N/A
(1) The earnings per share calculation for the nine months ended June 30, 2008 is based on the assumption that if the number of shares issued at the time of the merger on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the nine-month period, on October 1, 2007, the Company’s earnings per share would have been $0.03 per share.
See Notes to Financial Statements.

Fifth Street Finance Corp.
Statements of Changes in Net Assets

		For the period
	Nine months	February 15
	ended June 30,	through June 30,
	(unaudited)	(unaudited)
	2008	2007
Operations:
Net investment income (loss)	$12,888,163	$(110,586)
Net realized gain (loss) on investment	62,487	—
Net unrealized appreciation (depreciation) on investments	(12,552,492)	—

Net increase (decrease) in net assets from operations	398,158	(110,586)

Stockholder transactions:
Distributions to stockholders from net investment income	(3,744,291)	—

Net decrease in assets from stockholder transactions	(3,744,291)	—

Capital share transactions:
Issuance of common stock	129,531,247	—
Issuance of common stock under dividend reinvestment plan	1,882,200	—
Issuance of common stock on conversion of partnership interest	169,420,000	—
Redemption of partnership interest for common stock	(169,420,000)	—
Fractional shares paid to partners from conversion	(358)	—
Capital contributions from partners	66,497,000	43,463,409
Capital withdrawals from partners	(2,810,369)	—

Net increase in assets from capital share transactions	195,099,720	43,463,409

Total increase in net assets	191,753,587	43,352,823

Net assets at beginning of period	106,815,695	—

Net assets at end of period	$298,569,282	$43,352,823

Net asset value per common share	$13.20	N/A

Common shares outstanding at end of period	22,614,289	N/A
See notes to Financial Statements.

Fifth Street Finance Corp.
Statement of Cash Flows

		For the period
	Nine months	February 15
	ended June 30,	through June 30,
	(unaudited)	(unaudited)
	2008	2007
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$398,158	$(110,586)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Change in unrealized depreciation (appreciation) on investments	12,552,492	—
Paid-in-kind income, net of cash received	(3,086,248)	(238,012)
Realized (gain) on sale of investment	(62,487)	—
Accretion of original issue discount on investments	(674,099)	(109,006)
Recognition of fee income	(1,153,944)	(91,802)
Change in operating assets and liabilities:
Increase in unearned fee income	3,872,870	914,375
(Increase) in interest receivable	(1,347,563)	(195,279)
Decrease in due from portfolio company	111,295	—
(Increase) Decrease in prepaid management fees	252,586	(411,122)
(Increase) in prepaid expenses	(63,304)	—
(Increase) in other assets	—	(4,763)
Increase in interest payable	8,410	122,377
Increase in due to FSC, Inc.	214,387	96,762
Increase in accounts payable, accrued expenses, and other liabilities	33,853	—
Increase in base management fee payable	1,078,196	—
Increase in incentive fee payable	1,283,636	—
Increase in advance payments received from portfolio companies	95,644	—
Purchase of investments	(137,302,442)	(46,500,000)
Proceeds from sale of investment	62,487	—
Principal payments received on investments	724,999	—

Net cash used in operating activities	(123,001,074)	(46,527,056)

Cash flows from financing activities:
Dividends paid in cash	(1,862,091)	—
Capital contributions	66,497,000	43,463,409
Capital withdrawals	(2,810,369)	—
Borrowings	79,250,000	57,587,983
Repayment of borrowings	(79,250,000)	(53,388,900)
Net Proceeds from the issuance of common stock	129,531,247	—
Proceeds from the issuance of preferred stock subject to mandatory redemption	15,000,000	—
Redemption of preferred stock	(15,000,000)	—
Offering costs paid	949,640	(418)
Redemption of partnership interests for cash	(358)	—

Net cash provided by financing activities	192,305,069	47,662,074

Net increase in cash and cash equivalents	69,303,995	1,135,018
Cash and cash equivalents, beginning of period	17,654,056	—

Cash and cash equivalents, end of period	$86,958,051	$1,135,018

Supplemental Information:
Cash paid for interest	$864,364	$242,308

Non-cash financing activities:
Exchange of partnership interests for shares of common stock:
Redemption of partnership interests (includes associated earnings)	(173,699,632)	—
Issuance of shares of common stock	173,699,632	—
Issuance of shares of common stock under dividend reinvestment plan	1,882,200	—
Reinvested common shares under dividend reinvestment plan	(1,882,200)	—
See Notes to Financial Statements.

Fifth Street Finance Corp.
Schedule of Investments
June 30, 2008
(unaudited)

		Principal/			Percent of
Portfolio Company / Type of	Industry	No. of shares/	Cost	Fair Value	Stockholders’
Investment(1)(2)(5)		No. of units			Equity
United States:
Control Investments(3)
Affiliate Investments(4)

O’Currance, Inc	Data Processing & Outsourced Services
3.3% Membership Interest in O’Currance Holding Company LLC			$250,000	$137,438	—
1.75% Preferred Membership Interest			130,413	130,413	—
First Lien Term Loan, 16.875% due 3/21/2012		$9,500,000	9,909,166	9,909,166	3.3%

			10,289,579	10,177,017
First Lien Term Loan, 16.875% due 3/21/2012		$3,750,000	3,853,738	3,853,738	1.3%

			14,143,317	14,030,755

CPAC, Inc	Household Products & Specialty Chemicals
Common Stock		2,297	2,297,000		—
Second Lien Term Loan, 17.5% due 4/13/2012		$10,000,000	9,524,193	5,869,914	2.0%

			11,821,193	5,869,914

Elephant & Castle, Inc.	Restaurants
Series A Preferred Stock		7,500	750,000	236,829	0.1%
Second Lien Term Loan, 15.5% due 4/20/2012		$7,500,000	7,184,321	7,184,321	2.4%

			7,934,321	7,421,150

MK Network, LLC(10)	Healthcare Services
Membership Units(6)		6,114	584,795	863,387	0.3%
First Lien Term Loan, 13.5% due 6/1/2012		$9,500,000	9,237,744	9,237,744	3.1%

			9,822,539	10,101,131

Rose Tarlow, Inc.(9)	Home Furnishing Retail
0.1% membership interest in RTMH Acquisition Company			25,000	16,346	—
6.9% membership interest in RTMH Acquisition Company			1,275,000	833,665	0.3%
First Lien Term Loan, 12.0% due 1/25/2014		$10,000,000	9,976,803	9,976,803	3.3%

			11,276,803	10,826,814

Martini Park, LLC	Restaurants
5% membership interest		500,000	650,000	259,648	0.1%
First Lien Term Loan, 14.0% due 2/20/2013		$4,000,000	3,425,889	3,425,889	1.1%

			4,075,889	3,685,537

Caregiver Services, Inc.	Healthcare Services
Series A Preferred Stock		1,080,398	1,080,398	1,133,495	0.4%
Second Lien Term Loan, LIBOR + 6.85%, 12% floor due 2/25/2013		$10,000,000	9,629,238	9,629,238	3.2%
Second Lien Term Loan, 16.5% due 2/25/2013		$13,500,000	13,015,591	13,015,591	4.4%

			23,725,227	23,778,324

Total Affiliate Investments			$82,799,289	$75,713,625	25.3%
See notes to Financial Statements.

		Principal/			Percent of
	Industry	No. of shares/	Cost	Fair Value	Stockholders’
		No. of units			Equity
Non-Control/Non-Affiliate Investments(7)

Best Vinyl Acquisition Corporation	Building Products
Series A Preferred Stock		25,641	253,846	253,846	0.1%
Common Stock		25,641	2,564	26,278	—
Second Lien Term Loan, 12.5% due 3/30/2013		$7,000,000	6,797,239	6,797,239	2.3%

			7,053,649	7,077,363

Traffic Control & Safety Corporation	Construction and Engineering
Series B Preferred Stock		24,750	247,500	204,510	0.1%
Common Stock		25,000	2,500	—	—
Second Lien Term Loan, 15% due 6/29/2014		$10,166,667	10,357,907	10,357,907	3.5%

			10,607,907	10,562,417

Nicos Polymers & Grinding Inc.(8)	Commodity Chemicals
3.32% Membership Interest in Crownbrook Acquisition I LLC			168,086	63,919	—
First Lien Term Loan, LIBOR +5%, 10% floor due 7/17/2012		$3,175,000	3,200,126	3,200,126	1.1%
First Lien Term Loan, 13.5% due 7/17/2012		$5,625,000	5,633,500	5,633,500	1.9%

			9,001,712	8,897,545

TBA Global, LLC (8)	Media: Advertising
Senior Preferred Shares		53,944	215,975	169,029	0.1%
Series A Shares		191,977	191,977	—	—
Second Lien Term Loan, LIBOR +5%, 10% floor due 8/3/2010		$2,500,000	2,519,085	2,519,085	0.8%
Second Lien Term Loan, 14.5% due 8/3/2012		$10,000,000	9,930,391	9,930,391	3.3%

			12,857,428	12,618,505

Fitness Edge, LLC	Leisure Facilities
Common Units		1,000	42,908	105,971	—
First Lien Term Loan, LIBOR +5.25%, 10% floor due 8/08/2012		$2,500,000	2,312,500	2,312,500	0.8%
First Lien Term Loan, 15% due 8/08/2012		$4,225,000	4,287,012	4,287,012	1.4%

			6,642,420	6,705,483

Filet of Chicken	Food Distributors
Second Lien Term Loan, 15.5% due 7/31/2012		$12,433,227	12,135,347	12,135,347	4.1%

			12,135,347	12,135,347

Boot Barn	Footwear and Apparel
Common Stock		1,176	131	14	—
Series A Preferred Stock		20,000	247,060	164,881	0.1%
Second Lien Term Loan, 14.5% due 10/3/2013		$17,800,000	18,004,955	18,004,955	6.0%

			18,252,146	18,169,850

American Hardwoods Industries Holdings, LLC	Lumber Products
Membership Units		24,375	250,000	—	—
Second Lien Term Loan, 15.0% due 10/15/2012		$10,000,000	10,169,435	5,329,827	1.8%

			10,419,435	5,329,827
See notes to Financial Statements.

		Principal/			Percent of
	Industry	No. of shares/	Cost	Fair Value	Stockholders’
		No. of units			Equity

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Common Stock		285	1,140	—	—
Second Lien Term Loan, 16.5% due 10/23/2012		$16,750,000	17,133,927	17,133,927	5.7%

			17,135,067	17,133,927

Pacific Press Technologies, Inc.	Capital Goods
Common Stock – Granted		7,027	70,271	97,709	—
Common Stock – Purchased		25,000	250,000	347,613	0.1%
Second Lien Term Loan, 14.75% due 1/10/2013		$7,000,000	7,029,395	7,029,395	2.4%

			7,349,666	7,474,717

Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		$7,500,000	7,627,525	7,627,525	2.6%

			7,627,525	7,627,525

Lighting by Gregory, LLC	Housewares & Specialties
1.1% membership interest			110,000	115,903	—

First Lien Term Loan, 9.75% due 2/28/2013		$5,000,000	4,750,001	4,750,001	1.6%

First Lien Term Loan, 14.5% due 2/28/2013		$7,000,000	7,010,255	7,010,255	2.3%

			11,870,256	11,876,159

Central Industrial Supply Co.	Manufacturing – Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		$16,375,000	16,420,153	16,420,153	5.5%

			16,420,153	16,420,153

Total Non-Control/Non-Affiliate Investments			147,372,711	142,028,818	47.6%

Total Portfolio Investments			230,172,000	217,742,443	72.9%
Unearned Income			(4,285,219)	(4,285,219)

Total Investments Net of Unearned Income			$225,886,781	$213,457,224

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of June 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.

(8)	Rates have been temporarily increased by 2% for additional PIK income on the term loans.

(9)	Rose Tarlow, Inc. has an undrawn revolver credit facility of $3,000,000 at LIBOR + 4%, 9% floor.

(10)	MK Network, LLC has an undrawn revolver credit facility of $2,000,000 at Prime + 1.5%, 10% floor.
See notes to Financial Statements.

Fifth Street Mezzanine Partners III, L.P.
Schedule of Investments
September 30, 2007

			Percent of
Portfolio Company /Type of		Principal/	Partners’
Investment(1)(2)	Industry	No. of shares/	Capital of		Cost	Fair Value
		No. of units	$106,815,695
United States:
Control Investments(3)
Affiliate Investments(4)

O’Currance, Inc	Data Processing & Outsourced Services
3.3% Membership Interest in O’Currance Holding Company LLC			0.1	%	$250,000	$89,587
1.75% Preferred Membership Interest			0.1	%	130,413	130,413
Second Lien Term Loan, 16.875% due 3/21/2012		$9,500,000	9.0	%	9,590,060	9,590,060

					9,970,473	9,810,060

CPAC, Inc	Household Products & Specialty Chemicals
Common Stock		2,297	2.2	%	2,297,000	2,297,000
Second Lien Term Loan, 17.5% due 4/13/2012		$10,000,000	8.4	%	9,015,137	9,015,137

					11,312,137	11,312,137

Elephant & Castle, Inc.(5)	Restaurants
Series A Preferred Stock		7,500	0.5	%	750,000	500,000
Second Lien Term Loan, 15.5% due 4/20/2012		$7,500,000	6.5	%	6,911,378	6,911,378

					7,661,378	7,411,378

MK Network, LLC	Healthcare Services
Membership Units(6)		6,114	1.0	%	584,795	1,095,000
Revolving Loan at greater of 10% and Prime + 1.5%		$2,000,000	—		—	—
Second Lien Term Loan, 13.5% due 6/1/2012		$9,500,000	8.6	%	9,187,525	9,187,525

					9,772,320	10,282,525

Total Affiliate Investments			36.4	%	38,716,308	38,816,100
See notes to Financial Statements.

			Percent of
		Principal/	Partners’
Portfolio Company /Type of		No. of shares/	Capital of		Cost	Fair Value
Investment(1)(2)	Industry	No. of units	$106,815,695

Non-Control/Non-Affiliate Investments(7)

Best Vinyl Acquisition Corporation	Building Products
Series A Preferred Stock		25,641	0.2	%	253,846	175,000
Common Stock		25,641	0.0	%	2,564	—
Second Lien Term Loan, 12% due 3/30/2013		$5,000,000	4.5	%	4,765,188	4,765,188

					5,021,598	4,940,188

Safety Systems Acquisition Corporation	Construction and Engineering
Series B Preferred Stock		24,750	0.2	%	247,500	247,500
Common Stock		25,000	0.1	%	2,500	67,500
Second Lien Term Loan, 15% due 6/29/2014		$5,000,000	5.3	%	5,696,671	5,696,671

					5,946,671	6,011,671

Nicos Polymers & Grinding Inc .	Commodity Chemicals
3.32% Membership Interest in Crownbrook Acquisition I LLC			0.2	%	168,086	215,000
First Lien Term Loan, LIBOR +5%, 10% floor due 7/17/2012		$3,175,000	3.0	%	3,175,000	3,175,000
Second Lien Term Loan, 13.5% due 7/17/2012		$5,625,000	5.2	%	5,515,093	5,515,093

					8,858,179	8,905,093

TBA Global, LLC	Media: Advertising
Senior Preferred Shares		53,944	0.2	%	215,975	215,975
Series A Shares		191,977	0.2	%	191,977	184,025
Second Lien Term Loan, LIBOR +5%, 10% floor due 8/3/2012		$2,500,000	2.3	%	2,500,000	2,500,000
Second Lien Term Loan, 14.5% due 8/3/2012		$10,000,000	9.0	%	9,637,793	9,637,793

					12,545,745	12,537,793

Fitness Edge, LLC	Leisure Facilities
Common Stock		1,000	0.0	%	42,908	43,500
First Lien Term Loan, LIBOR +5.25%, 10% floor due 8/08/2012		$2,500,000	2.3	%	2,500,000	2,500,000
Second Lien Term Loan, 15% due 8/08/2012		$4,225,000	3.9	%	4,199,196	4,199,196

					6,742,104	6,742,696

Filet of Chicken	Food Distributors
Common Stock		36	0.4	%	421,992	421,992
Second Lien Term Loan, 14.5% due 7/31/2012		$12,000,000	10.8	%	11,581,612	11,581,612

					12,003,604	12,003,604

Total Non-Control/Non-Affiliate Investments			47.8	%	51,117,901	51,141,045

Total Portfolio Investments			84.2	%	89,834,209	89,957,145
Unearned Income					(1,566,293)	(1,566,293)

Total Investments Net of Unearned Income					$88,267,916	$88,390,852

(1) All debt investments are income producing. Equity is non-income producing unless otherwise noted.
(2) See Note 3 for summary geographic location.
(3) Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the partnership owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2007, the Partnership did not have a controlling interest in any of its investments.
(4) Affiliate Investments are defined by the 1940 Act as investments in companies in which the partnership owns between 5% and 25% of the voting securities.
(5) Equity ownership is held in Repechage Restaurant Group USA, Inc.
(6) Income producing through payment of dividends or distributions.
(7) Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.
See notes to Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Note 1. Organization
          Fifth Street Mezzanine Partners III, L.P. (“Fifth Street” or “Partnership”), a Delaware limited partnership, was organized on February 15, 2007 to primarily invest in debt securities of small and/or middle market companies. FSMPIII GP, LLC was the Partnership’s general partner (the “General Partner”). The Partnership’s investments were managed by Fifth Street Management LLC (the “Investment Adviser”). The General Partner and Investment Adviser were under common ownership.
          Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp., an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the nine months ended June 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.
          On June 17, 2008, Fifth Street Finance Corp. completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
Note 2. Significant Accounting Policies
Basis of Presentation and Liquidity:
          Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the September 30, 2007 financial statements and notes thereto included in the Company’s financial statements as filed with the Securities and Exchange Commission in the Company’s final prospectus dated June 11, 2008.
          Although the Company expects to fund the growth of the Company’s investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders substantially all of its taxable income in order to satisfy the requirements applicable to regulated investment companies, or “RIC”s, under Subchapter M of the Internal Revenue Code.
Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and Article 6 of Regulation S-X under the Securities Act of 1933 requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation.
     The financial statements include portfolio investments at fair value (excluding unearned income) of $217,742,443 and $89,957,145 at June 30, 2008 and September 30, 2007, respectively. The portfolio investments represent 72.9% and 84.2% of stockholder’s equity/partners’ capital at June 30, 2008 and September 30, 2007, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
     The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/ Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.
Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not have any derivative instruments nor has it engaged in any hedging activities. SFAS 161 has no impact on the Company’s financial statements.
     The following are the Company’s significant accounting policies:
Investments:
a) Valuation:
          1) Investments for which market quotations are readily available are valued at such market quotations.

          2) Short-term investments that mature in 60 days or less, such as United States Treasury Bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities that mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.
          3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the sensitivity of the investments to fluctuations in interest rates, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.
          4) In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently analyzing the effect of adoption of this statement on its financial position, including its net asset value, and results of operations. The Company is required to adopt this statement on a prospective basis beginning in the quarter ending December 31, 2008. Adoption of this statement could have a material effect on the Company’s financial statements, including the Company’s net asset value. However, the actual impact on its financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments the Company originates, acquires or exits.
          5) In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, the Company is evaluating the implications of SFAS 159, and its impact in the financial statements has not yet been determined.
b) Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost.
c) Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments and reserves for any previously accrued and uncollected interest when it is determined that interest is no longer collectible.
d) Distribution of earnings from portfolio companies are recorded as dividend income when the distribution is received.
e) The Company has investments in debt securities which contain a payment in kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the three months and nine months ended June 30, 2008, the Company recorded PIK income of $1,430,229 and $3,117,942, respectively.
f) The Company capitalizes upfront loan origination fees received in connection with investments and reflects such fees as unearned fee income on the balance sheet. The unearned fee income from such fees is accreted into fee income based on the effective interest method over the life of the investment. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into fee income over the life of the loan.
Valuation of Investments
          The Company invests primarily in illiquid securities issued by private companies and/or thinly-traded public companies (“Investments”). These Investments may be subject to restrictions on resale and generally have no established trading market. Fair value for Investments is determined in good faith in accordance with the valuation policy, based on the enterprise value of the portfolio companies. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company various factors are analyzed, including the portfolio company’s historical and projected financial results. Discounted cash flow models may be prepared and analyzed based on projections of the future free cash flows of the business and industry derived capital costs. External events are reviewed, including private mergers and acquisitions, and these events are included in the enterprise valuation process. An independent third party valuation firm may assist in the valuation process.
          Due to the inherent uncertainty in the valuation process, the estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the Investments may cause the gains or losses ultimately realized on these Investments to be different than the valuations currently assigned. The fair value of each individual Investment is determined and changes in fair value are recorded as unrealized appreciation and depreciation.
          An investment ranking system is used in connection with investment oversight, portfolio management/analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the securities held.
          If there is adequate enterprise value to support the repayment of the debt, the fair value of a loan or debt security normally corresponds to cost plus accumulated unearned income unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies are determined based on various factors, including revenues, EBITDA and cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities, financing events or other liquidation events.
          The value of the equity interests in public companies for which market quotations are readily available is based upon the closing public market price. Securities that carry certain restrictions on sale are typically valued at a discount from the public market price of the security.

Consolidation:
          As an investment company, the Company only consolidates subsidiaries that are also investment companies. At September 30, 2007 and June 30, 2008, the Company did not have any consolidated subsidiaries.
Cash and cash equivalents:
          Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
Deferred offering costs:
          Deferred offering costs consist of legal, accounting, regulatory and printing fees incurred through the balance sheet date that are related to the Company’s Initial Public Offering (“IPO”) which closed on June 17, 2008. Accordingly, approximately $1.8 million of deferred offering costs were charged to capital on June 17, 2008.
Income Taxes
          Prior to the merger of the Partnership with and into the Company, the Company was treated as a partnership for federal and state income tax purposes. The Partnership generally does not record a provision for income taxes because the partners report their share of the partnership income or loss on their income tax returns. Accordingly, the taxable income was passed through to the partners and the Partnership was not subject to an entity level tax as of December 31, 2007.
          Subsequent to the merger, the Company intends to qualify for treatment as a RIC under Subchapter M of the Internal Revenue Code for the taxable year beginning January 2, 2008 and ending September 30, 2008. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, and thus the Company anticipates that it will not incur any federal or state income tax. Further, since the Company anticipates timely distribution of its taxable income within the tax rules, the Company anticipates that it would not incur any U.S. federal excise tax.
          Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2008.

	For the three	For the nine
	months ended	months ended
	June 30, 2008	June 30, 2008
	(rounded to the nearest 000’s)

Net increase (decrease) in net assets resulting from operations	$(5,310,000)	$398,000
Net change in unrealized (appreciation) depreciation from investments	10,507,000	12,552,000
Book/Tax difference due to PIK interest and OID	2,555,000	1,025,000

Book/Tax difference due to deferred loan origination fees, net	370,000	2,719,000
Other Book/Tax temporary differences	41,000	257,000

Taxable/Tax Distributable Income	$8,163,000 (1)	$16,951,000

          (1) For the three month period ended June 30, 2008, net taxable income subject to Subchapter M distribution requirements, as noted above.
          Distributable taxable income differs from net increase in net assets resulting from operations primarily due to: (1) origination fees received in connection with investment in portfolio companies, which is amortized into interest income over the estimated life of the investment for book purposes, are treated as taxable income upon receipt; (2) certain debt investments that generate PIK interest and original issue discount; (3) unrealized appreciation (depreciation) on investments; and (4) other, which includes deferred offering and organization costs. The Company anticipates that 100% of the June 2008 distribution of $1,862,091 will be treated as ordinary dividend, and anticipates reporting it as such on Form 1099-DIV for calendar year 2008.
          As of June 30, 2008, the Company realized a taxable capital gain of approximately $62,000.
          The Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes at inception on February 15, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open taxable years as of the effective date. The adoption of FIN 48 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Dividends Paid:
          Distributions to stockholders are recorded on the declaration date. The Company is required to pay out to its shareholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates to pay out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that, a dividend is declared and paid each quarter.

Guarantees and Indemnification Agreements:
          The Company follows FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. The Interpretation has no impact on the Company’s financial statements.
Reclassifications:
          Certain prior period amounts have been reclassified to conform to the current presentation.
Note 3. Portfolio Investments
          At June 30, 2008, 72.9% of stockholders’ equity or $217,742,443 was invested in 20 long-term portfolio investments and 29.1% of stockholders’ equity was invested in cash and cash equivalents. In comparison, at September 30, 2007, 84.2% of partners’ capital was invested in 10 long-term portfolio investments and 16.5% of partners’ capital was invested in cash and cash equivalents. As of June 30, 2008, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests.
          The Company’s off-balance sheet arrangements consisted of $18.5 million and $7.0 million of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2008 and September 30, 2007, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s balance sheet.
          A summary of the composition of the unfunded commitments as of June 30, 2008 and September 30, 2007 is shown in the table below:

	Unfunded Commitments as of	Unfunded Commitments as of
	June 30, 2008	September 30, 2007

MK Network, LLC	$2,000,000	$2,000,000
Fitness Edge, LLC	2,500,000	2,500,000
Rose Tarlow, Inc.	3,000,000	—
Martini Park, LLC	11,000,000	—
TBA Global, LLC	—	2,500,000

Total	$18,500,000	$7,000,000

          Summaries of the composition of the Company’s investment portfolio at cost and fair value (excluding unearned income) as a percentage of total investments are shown in the following tables:

Cost	June 30, 2008		September 30, 2007

First Lien Debt	$80,016,887	34.77%	$5,675,000	6.32%
Second Lien Debt	141,058,549	61.28%	78,599,653	87.49%
Purchased Equity	3,920,199	1.70%	1,788,008	1.99%
Equity Grants	5,176,365	2.25%	3,771,548	4.20%

	$230,172,000	100.00%	$89,834,209	100.00%

Fair Value	June 30, 2008		September 30, 2007

First Lien Debt	$80,016,887	36.75%	$5,675,000	6.31%
Second Lien Debt	132,564,662	60.88%	78,599,653	87.37%
Purchased Equity	2,187,575	1.00%	1,921,316	2.14%
Equity Grants	2,973,319	1.37%	3,761,176	4.18%

	$217,742,443	100.00%	$89,957,145	100.00%

          The Company invests in portfolio companies located in the United States. The following tables show the portfolio composition by geographic region at cost and fair value (excluding unearned income) as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

Cost	June 30, 2008		September 30, 2007

Northeast	$71,587,765	31.11%	$44,346,118	49.37%
West	74,191,250	32.23%	33,484,486	37.27%
Southwest	33,555,220	14.58%	—	—
Southeast	43,488,098	18.89%	12,003,605	13.36%
Midwest	7,349,667	3.19%	—	—

	$230,172,000	100.00%	$89,834,209	100.00%

Fair Value	June 30, 2008		September 30, 2007

Northeast	$59,886,746	27.50%	$44,653,829	49.64%
West	73,285,704	33.66%	33,299,711	37.02%
Southwest	33,554,080	15.41%	—	—
Southeast	43,541,196	20.00%	12,003,605	13.34%
Midwest	7,474,717	3.43%	—	—

	$217,742,443	100.00%	$89,957,145	100.00%

          Set forth below are tables showing the composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2008 and September 30, 2007 (excluding unearned income):

Cost	June 30, 2008		September 30, 2007

Trailer Leasing Services	$17,135,067	7.44%	$—	—
Data Processing and Outsourced Services	14,143,317	6.14%	9,970,473	11.10%
Footwear and Apparel	18,252,146	7.93%	—	—
Media-Advertising	12,857,428	5.59%	12,545,745	13.96%
Food Distributors	12,135,347	5.27%	12,003,604	13.36%
Household Products/Specialty Chemicals	11,821,193	5.14%	11,312,137	12.59%
Lumber Products	10,419,435	4.53%	—	—
Healthcare Services	9,822,539	4.27%	9,772,320	10.88%
Commodity Chemicals	9,001,712	3.91%	8,858,179	9.86%
Restaurants	19,637,735	8.53%	7,661,378	8.53%
Leisure Facilities	6,642,420	2.89%	6,742,104	7.51%
Construction & Engineering	10,607,907	4.61%	5,946,671	6.62%
Building Products	7,053,649	3.06%	5,021,598	5.59%
Capital Goods	7,349,666	3.19%	—	—
Home Furnishing Retail	11,276,803	4.90%	—	—
Healthcare Facilities	23,725,227	10.31%	—	—
Manufacturing – Mechanical Products	16,420,153	7.13%
Housewares & Specialties	11,870,256	5.16%	—	—

Total	$230,172,000	100.00%	$89,834,209	100.00%

Fair Value	June 30, 2008		September 30, 2007

Trailer Leasing Services	$17,133,927	7.87%	$—	—
Data Processing and Outsourced Services	14,030,755	6.44%	9,810,060	10.91%
Footwear and Apparel	18,169,850	8.35%	—	—
Media-Advertising	12,618,505	5.80%	12,537,793	13.93%
Food Distributors	12,135,347	5.57%	12,003,604	13.34%
Household Products/Specialty Chemicals	5,869,914	2.70%	11,312,137	12.58%
Healthcare Services	10,101,131	4.64%	—	—
Lumber Products	5,329,827	2.45%	10,282,525	11.43%
Commodity Chemicals	8,897,545	4.09%	8,905,093	9.90%
Restaurants	18,734,212	8.60%	7,411,378	8.24%
Leisure Facilities	6,705,483	3.08%	6,742,696	7.50%
Construction & Engineering	10,562,417	4.85%	6,011,671	6.68%
Building Products	7,077,363	3.25%	4,940,188	5.49%
Capital Goods	7,474,717	3.43%	—	—
Home Furnishing Retail	10,826,814	4.97%	—	—
Healthcare Facilities	23,778,324	10.92%	—	—
Manufacturing – Mechanical Products	16,420,153	7.54%
Housewares & Specialties	11,876,159	5.45%	—	—

Total	$217,742,443	100.00%	$89,957,145	100.00%

          The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2008, the Company had one investment that was greater than 10% of the total investment portfolio. At September 30, 2007, the Partnership had five investments that were greater than 10% of the total investment portfolio. Such investments represented approximately 10.9% and 62.2% of the fair value of the portfolio and approximately 10.3% and 61.9% of cost on June 30, 2008 and September 30, 2007, respectively. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the nine months ended June 30, 2008, the income from one investment exceeded 10% of investment income. The one investment in aggregate represented approximately 10.1% of the investment income for the nine month period ended June 30, 2008.
Note 4. Unearned Fee Income—Debt Origination Fees
          The Company capitalizes upfront debt origination fees received in connection with financings and the unearned income from such fees is accreted into fee income over the life of the financing in accordance with the Statement of Financial Accounting Standards 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The net balance is reflected as unearned income on the balance sheet.
          Accumulated unearned fee income activity for the three months and nine months ended June 30, 2008 was as follows:

	For the three months	For the nine months
	ended June 30, 2008	ended June 30, 2008

Beginning accumulated unearned fee income balance	$3,915,356	$1,566,293
Net fees received	571,000	3,593,617
Unearned fee income recognized	(201,137)	(874,691)

Ending Unearned Fee Income Balance	$4,285,219	$4,285,219

Note 5. Share Data and Stockholders’ Equity
          Effective January 2, 2008, the Partnership merged with and into the Company. At the time of the merger, all outstanding partnership interests in the Partnership were exchanged for 12,480,972 shares of common stock of the Company. An additional 26 fractional shares were payable to the stockholders in cash.
          On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The net proceeds totaled approximately $129.5 million net of investment banking commissions of approximately $9.9 million and offering costs of approximately $1.8 million.
          The following table sets forth the weighted average shares outstanding for computing basic and diluted income (loss) per common share for the three months and nine months ended June 30, 2008.

	For the three months	For the nine months
	ended June 30, 2008	ended June 30, 2008

Weighted average common shares outstanding, basic and diluted	$14,609,904	$13,188,026

          On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008 the Company paid a cash dividend of approximately $1.9 million and a stock dividend of 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan.
Note 6. Line of Credit
          On January 15, 2008, the Company entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The credit facility is secured by the Company’s existing investments. As of March 31, 2008, the Company had drawn approximately $14.4 million on the credit facility to fund additional investments. The Company borrowed an additional $35.6 million in the current quarter and repaid the entire $50 million loan by June 17, 2008. The weighted average rate for the loans was approximately 4.3%.
          Under the credit facility, the Company must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, the Company must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At June 30, 2008, the Company was in compliance with these covenants.
          Prior to the merger, the Partnership entered into a $50 million unsecured, revolving line of credit with Wachovia Bank, N.A. (“Loan Agreement”) which had a final maturity date of April 1, 2008. Borrowings under the Loan Agreement were at a variable interest rate of LIBOR plus 0.75% per annum. In connection with the Loan Agreement, the General Partner, a member of the Board of Directors of Fifth Street Finance Corp. and an officer of Fifth Street Finance Corp. (collectively “guarantors”), entered into a guaranty agreement (the “Guaranty”) with the Partnership. Under the terms of the Guaranty, the guarantors agreed to guarantee the Partnership’s obligations under the Loan Agreement. In consideration for the guaranty, the Partnership was obligated to pay a member of the Board of Directors of Fifth Street Finance Corp. a fee of $41,667 per month so long as the Loan Agreement was in effect. For the period from October 1, 2007 to November 27, 2007, the Partnership paid $83,333 under this Guaranty. In October 2007, the Partnership drew $28.25 million from the credit facility. These loans were paid back in full with interest in November 2007. As of November 27, 2007, the Partnership terminated the Loan Agreement and the Guarantee.
          Interest expense for the three and nine months ended June 30, 2008 was approximately $301,000 and $489,000, respectively, excluding interest on redeemable preferred stock of approximately $234,000 and a redemption fee of $150,000 on the redemption of preferred stock.
Note 7. Interest and Dividend Income
          Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s valuation policy, accrued interest is evaluated periodically for collectability. Distributions from portfolio companies are recorded as dividend income when the distribution is received.

          The Company holds debt in its portfolio that contains a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of debt principal repayment. The Company’s policy is to stop accruing PIK interest, and write off any accrued and uncollected interest, when it is determined that PIK interest is no longer collectible.
          As of June 30, 2008, the Company had no investments that were delinquent on interest payments or which were otherwise on non-accrual status.
Note 8. Fee Income
          Fee income consists of the monthly collateral management fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination fees.
Note 9. Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments
          Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Net change in unrealized appreciation or depreciation from investments reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.
          For the quarter ended June 30, 2008, the Company had a realized gain of approximately $62,000 from the sale of equity interest in Filet of Chicken.
Note 10. Concentration of Credit Risks
          The Company places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit.
Note 11. Related Party Transactions
          The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement the Company pays the Investment Adviser a fee for its services under the investment advisory agreement consisting of two components—a base management fee and an incentive fee.
Base management Fee
          The base management fee is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and will be calculated based on the value of the Company’s gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter will be appropriately pro rated. In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to waive, through December 31, 2008, that portion of the base management fee attributable to the Company’s assets held in the form of cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment.
          Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Partnership paid the Investment Adviser a management fee (the “Management Fee”), subject to the adjustments as described in the Partnership Agreement, for investment advice equal to an annual rate of 2.00% of the aggregate capital commitments of all limited partners (other than affiliated limited partners) for each fiscal year (or portion thereof) provided, however, that commencing on the earlier of (1) the first day of the fiscal quarter immediately following the expiration of the commitment period, or (2) if a temporary suspension period became permanent in accordance with the Partnership Agreement, on the first day of the fiscal quarter immediately following the date of such permanent suspension, the Management Fee for each subsequent twelve month period was equal to 1.75% of the NAV of the Partnership (exclusive of the portion thereof attributable to the General Partner and the affiliated limited partners, based upon respective capital percentages).
          For the three and nine months ended June 30, 2008, base management fees were approximately $1.1 million and $2.9 million, respectively.
Incentive Fee
          The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:
•	no incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”).

•	100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the investment adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter.

•	20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the investment adviser once the hurdle is reached and the catch-up is achieved, (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the investment adviser).

     The second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on September 30, 2008, and will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of September 30, 2008 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
     For the three months ended June 30, 2008, incentive fees were approximately $1.3 million. From the time the investment advisory agreement became effective, on January 2, 2008, through June 30, 2008, incentive fees were approximately $2.3 million. There were no incentive fees for prior periods.
Transaction fees
          Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Investment Adviser received 20% of transaction origination fees. For the nine months ended June 30, 2008, payments for the transaction fees paid to the Investment Adviser amounted to $206,726 and were expensed as incurred.
Administration Agreement
          The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer, and his staff. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
          For the nine months ended June 30, 2008, the Company incurred administrative expenses of approximately $738,000. At June 30, 2008, approximately $150,000 was included in accrued expenses and approximately $214,000 in Due to FSC, Inc. in the balance sheet.
Note 12. Financial Highlights

	For the three months ended	For the nine months ended
	June 30, 2008 (1)	June 30, 2008 (2)

Per Share Data(3)
Net Asset value at beginning of period	$14.12	$8.56
Adjustment to net asset value for new issuances of common stock	(6.33)	(3.84)
Capital contributions	—	2.94
Capital withdrawals	—	(0.12)
Net proceeds from the issuance of common stock	5.73	5.73
Net Investment Income	0.23	0.57
Net change in unrealized appreciation (depreciation) of investments	(0.47)	(0.56)
Cash dividends paid	(0.08)	(0.08)

Net Asset value at June 30, 2008	$13.20	$13.20

Stockholders’ Equity at beginning of period	$176,210,249	$106,815,695
Stockholders’ Equity at end of period	$298,569,282	$298,569,282
Average Stockholders’ Equity(4)	$198,084,917	$174,456,924
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity (5)	1.70%	4.37%
Ratio of total expenses to average stockholders’ equity(5)	2.05%	4.92%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity (5)	(1.78)%	0.13%
Ratio of unrealized appreciation (depreciation) in investments to ending stockholders’ equity (5)	(3.52)%	(4.20)%
Total return to stockholders based on average stockholders’ equity (5)	(2.68)%	0.23%
Average outstanding debt(6)	$37,240,377	$15,878,826

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the nine months ended June 30, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 due to the merger.

(3)	Based on actual shares outstanding at the end of the corresponding period.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period ending June 30, 2008.

(5)	Interim periods are not annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the three months and nine months ended June 30, 2008.

Note 13. Preferred Stock
                         The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008, the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors. For the three months ended June 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature. No preferred stock is currently outstanding.
          The following is a brief description of the terms of the Series A Preferred Stock. Capitalized terms not otherwise defined below have the same meaning as defined in the Company’s certificate of amendment.
Voting Rights
          Under the Company’s certificate of amendment, as long as any shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock, voting separately as a single class, have the right to elect (i) two directors at all times during which the Series A Preferred Stock is outstanding and (ii) a majority of the directors, if at any time dividends on the Series A Preferred Stock are unpaid in an amount equal to two full years of dividends on such securities, and to continue to be so represented until all dividends in arrears have been paid or otherwise provided for. Although the right exists, such election of two directors will not take place until the first annual meeting of the Company’s stockholders, and will only occur if any shares of Series A Preferred Stock are outstanding at such time.
          In addition, as long as any shares of Series A Preferred Stock remain outstanding, and unless the consent or approval of a greater number of shares is then required by law, without first obtaining the consent or approval of the holders of at least a majority of the outstanding Series A Preferred Stock, the Company may not: (i) amend, alter, or repeal its restated certificate of incorporation or its amended and restated bylaws (whether by merger, consolidation, reclassification, combination, or otherwise), or waive any provisions thereof, in a manner that would adversely affect the rights, preferences, privileges, or powers of the Series A Preferred Stock; (ii) authorize, create, or issue any class or series, or any shares of any class or series, of stock having any preference or priority, or ranking on a parity, as to voting, dividends, or upon redemption, liquidation, dissolution, or winding up, over or with respect to the Series A Preferred Stock; or (iii) adopt any plan of reorganization adversely affecting the Series A Preferred Stock. Further, as long as any shares of Series A Preferred Stock remain outstanding, in the event that the Company withdraws its election to be regulated as a business development company, the Company may not engage in significant corporate transactions, including but not limited to, an amendment to its restated certificate of incorporation, an increase in number of directors, the incurrence of debt which would cause it to have outstanding senior securities in excess of $115 million, the issuance of additional shares of preferred stock, a merger or an acquisition, without first obtaining the consent or approval of the holders of at least a majority of the outstanding Series A Preferred Stock.
Dividends
          As long as any shares of Series A Preferred Stock remain outstanding, the holders of series A Preferred Stock, in preference to the holders of shares of common stock, are entitled to receive dividends on the Series A Preferred Stock, which accrue at an annual rate per share equal to 8.5% (the “Dividend Rate”) of the liquidation preference from and after the date of issuance of the Series A Preferred Stock (the “Issue Date”) and for so long as the shares of Series A Preferred Stock remain outstanding. Dividends are (i) calculated and compounded monthly, and (ii) cumulative, whether or not declared or paid, and will accrue and be payable monthly, in arrears, on the first day of each month (each such date referred to herein as a “Monthly Dividend Payment Date”), except that if any Monthly Dividend Payment Date is not a Business Day, then they will be payable on the next succeeding Business Day, commencing on the first Monthly Dividend payment Date following the Issue Date. Dividends payable on the Series A Preferred Stock will be computed on the basis of a 360-day year consisting of twelve 30-day months, and will be deemed to accrue on a daily basis.
          No dividends will be declared or paid or funds set apart for the payment of dividends on shares of common stock for any period unless full cumulative dividends on the Series A Preferred Stock have been, or contemporaneously are, declared and paid (or are deemed declared and paid) in full. Unless full cumulative dividends on all outstanding shares of Series A Preferred Stock for all past dividend periods have been declared and paid, then: (i) no dividend may be declared or paid (or deemed paid) upon, or any sum set apart for the payment of dividends upon, shares of common stock; (ii) no common stock may be repurchased, redeemed or otherwise acquired or retired by the Company, except as permitted above; and (iii) no monies may be paid into or set apart or made available for a sinking or other like fund for the purchase, redemption or other acquisition or retirement for value of shares of common stock.
          Holders of Series A Preferred Stock are entitled to a default dividend rate (the “Default Dividend Rate”) of 13.5% per annum if (i) any shares of Series A Preferred Stock remain outstanding after the Mandatory Redemption Date, as defined below, (ii) the Company has one or more loans which have any interest or principal payment that is more than 30 days past due (each, a “Non-Performing Loan”) that equal, at cost, 15% or more of its total assets (the “Non-Performing Loan Provision”), or (iii) a dividend on the Series A Preferred Stock is not paid within five Business Days of the Monthly Dividend Payment Date; provided, however, that the Default Dividend Rate will only continue in effect in the case of clause (i), until such time that such Series A Stock is redeemed, in the case of clause (ii), for the period of time during which the Company is not in compliance with the Non-Performing Loan Provision, and in the case of clause (iii), until full cumulative dividends on the Series A Stock have been paid in full.
          As mentioned herein, for the three months ended June 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature.
Liquidation Rights
          In the event of (i) the Company’s liquidation, dissolution or winding up of affairs, whether voluntary or involuntary, (ii) a merger, consolidation or transfer of control of the Company or its investment adviser, or (iii) a transaction or series of transactions in which all or substantially all the assets of the Company or its investment adviser are transferred, the holders of the Series A Preferred Stock then outstanding will be entitled to receive, prior and in preference to any payment or distribution of any of the Company’s assets to the holders of shares of common stock, an amount (as adjusted for any split, subdivision, combination, consolidation, recapitalization or similar event with respect to the Series A Preferred Stock) in cash equal to 100% of the liquidation preference, plus all accrued dividends on such shares to the date of liquidation, dissolution or winding up (such amount being referred to herein as the “Liquidation Preference”); provided, however, that the consummation of an initial public offering of the Company’s common stock will not be deemed to be an event described in (i), (ii), or (iii) above.

          In addition, if, upon the occurrence of any liquidation, dissolution or winding up of the Company’s affairs, whether voluntary or involuntary, the assets and funds to be distributed among the holders of the Series A Preferred Stock is insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the holders of all such shares of Series A Preferred Stock will share ratably in such distribution of assets in accordance with the amounts that would be payable on such distribution if the amounts to which the holders of outstanding shares of Series A Preferred Stock are entitled were paid in full.
Optional Redemption
          At any time from and after the Issue Date, the Company may redeem any outstanding shares of Series A Preferred Stock, in whole or in part. At least twenty (20) days prior to the date fixed by the Company for redemption (the “Redemption Date”), the Company must send a notice (a “Redemption Notice”) to all holders of Series A Preferred Stock to be redeemed setting forth (i) the Redemption Price, including a calculation thereof, and (ii) the place at which such holders may obtain payment of the Redemption Price upon surrender of their share certificates. If the Company does not have sufficient funds legally available to redeem all shares of Series A Preferred Stock at the Redemption Date, then it will redeem such shares pro rata (based on the portion of the aggregate Redemption Price payable to them) to the extent possible and it will redeem the remaining shares to be redeemed as soon as sufficient funds are legally available.
          On or after the Redemption Date, each holder of shares of Series A Preferred Stock to be redeemed will surrender their certificates representing such shares to the Company in the manner and at the place designated in the Redemption Notice. The Redemption Price of such shares will be payable to the order of the person whose name appears on each certificate as the owner thereof, and the Company will cancel each surrendered certificate. In the event that less than all the shares represented by such certificates are redeemed, a new certificate will be issued representing the unredeemed shares. From and after the Redemption Date, unless there is a default in payment of the Redemption Price or the Company is unable to pay the Redemption Price due to not having sufficient legally available funds, all rights of the holders of such shares as holders of Series A Preferred Stock (except the right to receive the Redemption Price without interest upon surrender of their certificates), including the right to receive dividends thereon, will terminate with respect to such shares; provided that in the event that shares of Series A Preferred Stock are not redeemed due to the Company’s default in payment or because it does not have sufficient legally available funds, such shares of Series A Preferred Stock will remain outstanding and will be entitled to all of the rights and preferences provided herein.
Mandatory Redemption Date
          If not already redeemed by the Company, the Company must redeem the Series A Preferred Stock on the date that is thirty (30) months after the Issue Date (the “Mandatory Redemption Date”). At least twenty (20) days prior to the Mandatory Redemption Date, the Company will send a notice (a “Mandatory Redemption Notice”) to all holders of Series A Preferred Stock to be redeemed setting forth (i) the Mandatory Redemption Price (which is defined as 101% of the then applicable liquidation preference, plus any accrued dividends; provided, however, if the Redemption Date is within one hundred and eighty (180) days of the Mandatory Redemption Date, then “Redemption Price” shall mean 100% of the then applicable liquidation preference, plus any accrued dividends), including a calculation thereof, and (ii) the place at which such holders may obtain payment of the Mandatory Redemption Price upon surrender of their share certificates.
          On or after the Mandatory Redemption Date, each holder of shares of Series A Preferred Stock to be redeemed must surrender their certificates representing such shares to the Company in the manner and at the place designated in the Mandatory Redemption Notice. Thereafter, the Mandatory Redemption Price of such shares will be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate will be canceled. In the event that less than all the shares represented by such certificates are redeemed, a new certificate will be issued representing the unredeemed shares.
          From and after the Mandatory Redemption Date, unless there has been a default in payment of the Mandatory Redemption Price or the Company is unable to pay the Mandatory Redemption Price due to not having sufficient legally available funds, all rights of the holders of such shares as holders of Series A Preferred Stock (except the right to receive the Mandatory Redemption Price without interest upon surrender of their certificates), including the right to receive dividends thereon, will cease and terminate with respect to such shares; provided that in the event that shares of Series A Preferred Stock are not redeemed due to a default in payment by the Company or because it does not have sufficient legally available funds, such shares of Series A Preferred Stock will remain outstanding and will be entitled to all of the rights and preferences provided herein.
          As mentioned herein, on June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature. No preferred stock is currently outstanding.
Senior Securities Limitation
          The Company has agreed that prior to the redemption in full of the Series A Preferred Stock, as long as any shares of the Series A Preferred Stock remain outstanding, it will not have outstanding senior securities, which include all of the Company’s borrowings and any outstanding preferred stock, in excess of $115 million.
Reacquired Shares
          Any shares of Series A Preferred Stock that the Company redeems, purchases, or otherwise acquires in any manner whatsoever will be retired and canceled promptly after such acquisition, and, if necessary to provide for the lawful redemption or purchase of such shares, the capital represented by such shares will be reduced in accordance with the Delaware General Corporation Law. Upon their cancellation (and compliance with any applicable provisions of the laws of the State of Delaware) all such shares will become authorized but unissued shares of the Company’s Series A Preferred Stock, par value $.01 per share, and may be reissued by the Company.
Note 14. Subsequent Events
          On July 1, 2008, the Company made a $9.6 million investment and an additional $2.0 million unfunded commitment in Western Emulsions, Inc., a provider of asphalt emulsion products, raw asphalt materials, and highly-technical application services for pavement rejuvenation and resurfacing. Our investment consists of a $9.6 million second lien term loan with a 15.0% annual interest rate.
          On July 11, 2008, the Company increased our investment in Traffic Control and Safety Corporation by $8.25 million. In the aggregate, our investment consists of an $18.4 million second lien term loan with a 15.0% annual interest rate. In addition, we continue to hold a minority ownership in Traffic Control and Safety Corporation with a fair value of $204,510 as of June 30, 2008.
          On July 16, 2008, the Company made an $11.8 million investment in Storyteller Theaters Corporation, an operator of movie theaters in the Mid-Western United States. On July 25, 2008, we extended a $2.0 million revolving credit facility to the company, which was undrawn at close. Our investment consists of a $2.0 million unfunded revolving credit facility at LIBOR plus 3.5%, with a 10.0% floor and an $11.8 million first lien loan with a 15.0% annual interest rate. In addition, we purchased $200,169 of equity.

          On July 17, 2008, the Company made an $18.0 million investment and an additional $2.0 million unfunded revolver commitment in HealthDrive Corporation, a provider of multi-specialty health and dental care services to residents of geriatric extended care facilities. Our investment consists of a $2.0 million unfunded revolving credit facility at 12.0%, an $8.0 million first lien term loan at 10.0%, and a $10.0 million first lien term loan at 13.0%.
          On July 25, 2008, the Company made a $13.0 million investment in idX Corporation, a provider of customized display fixtures for the retail, financial, and hospitality markets. Our investment consists of a $13.0 million second lien loan with a 14.5% annual interest rate.
          On August 6, 2008, the Company’s Board of Directors declared a dividend of $0.31 per share of common stock, payable on September 26, 2008 to shareholders of record as of September 10, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
          Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.
          In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.
          We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
          Except as otherwise specified, references to “the Company,” “we,” “us,” and “our,” refer to Fifth Street Finance Corp.
Overview
          We are a specialty finance company that lends to and invests in small and mid-sized companies in connection with investments by private equity sponsors. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments.
          We were formed as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. At the time of the merger all outstanding partnership interests in Fifth Street Mezzanine Partners III, L.P. were exchanged for 12,480,972 shares of common stock in Fifth Street Finance Corp.
          Our financial statements prior to January 2, 2008 reflect our operations as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) prior to our merger with and into a corporation (Fifth Street Finance Corp.).
          On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
Critical Accounting Policies
          The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
          We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value.
          We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value. Enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We also generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business and industry derived capital costs. We review external events, including mergers and acquisitions, and include these events in the enterprise valuation process.
          Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
          If there is adequate enterprise value to support the repayment of the debt, the fair value of our loan or debt security normally corresponds to cost plus accumulated unearned income unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including revenues, EBITDA and cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities, financing events or other liquidation events.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then reviewed and discussed with the principals of our investment adviser;

•	An independent valuation firm engaged by the Board of Directors reviews these preliminary valuations on a selected basis and submits a report to us;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations and the report of the independent valuation firm, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.
          The fair value of our investments at September 30, 2007 was determined by the general partner of Fifth Street Mezzanine Partners III, L.P. and at June 30, 2008 was determined by our Board of Directors.
          Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance with respect to at least 90% of the cost basis of our investment portfolio in any given quarter. Upon completion of its process each quarter, the independent valuation firm provides us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
          An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008 and 91.7% of our portfolio for the quarter ended June 30, 2008.
          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently analyzing the effect of adoption of this statement on our financial position, including our net asset value, and results of operations. We will adopt this statement on a prospective basis beginning in the quarter ending December 31, 2008. Adoption of this statement could have a material effect on our financial statements, including our net asset value. However, the actual impact on our financial statements for the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. At this time, we are evaluating the implications of SFAS 159, and its impact on the financial statements has not yet been determined.
Revenue Recognition
Interest and Dividend Income
          Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
Fee Income
          We will receive a variety of fees in the ordinary course of our business, including origination fees. We will account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We will recognize fee income in accordance with SFAS No. 91. In addition, we will capitalize and offset direct loan origination costs against the origination fees received and only defer the net fee.
Payment-in-Kind (PIK) Interest
          Our loans typically contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectable. Accrued PIK interest represented $3.1 million or 1.4% of our portfolio of investments (excluding unearned income) as of June 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

Portfolio Composition
          Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years) and typically bear interest at fixed rates and to a lesser extent, at floating rates.
          A summary of the composition of our investment portfolio at cost and fair value, excluding unearned income, as a percentage of total investments is shown in following tables:

Cost	June 30, 2008	September 30, 2007

First lien debt	34.8%	6.3%
Second lien debt	61.3%	87.5%
Equity	1.7%	2.0%
Equity grants	2.2%	4.2%

	100.00%	100.00%

Fair Value	June 30, 2008	September 30, 2007

First lien debt	36.8%	6.3%
Second lien debt	60.9%	87.4%
Equity	1.0%	2.1%
Equity grants	1.3%	4.2%

	100.00%	100.00%

          Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of June 30, 2008 and September 30, 2007 (excluding unearned income):

Cost:	June 30, 2008	September 30, 2007

Media: Advertising	5.6%	14.0%
Food Distributors	5.3%	13.4%
Household Products / Specialty Chemicals	5.1%	12.6%
Healthcare Services	4.3%	11.1%
Data Processing and Outsourced Services	6.1%	10.9%
Commodity Chemicals	3.9%	9.8%
Restaurants	8.5%	8.5%
Leisure Facilities	2.9%	7.5%
Construction & Engineering	4.6%	6.6%
Building Products	3.1%	5.6%
Trailer Leasing Services	7.5%	0.0%
Footwear and Apparel	7.9%	0.0%
Lumber Products	4.5%	0.0%
Capital Goods	3.2%	0.0%
Home Furnishing Retail	4.9%	0.0%
Healthcare Facilities	10.3%	0.0%
Housewares & Specialties	5.2%	0.0%
Manufacturing – Machine Products	7.1%	0.0%

Total	100.00%	100.00%

Fair Value:	June 30, 2008	September 30, 2007

Media: Advertising	5.8%	13.9%
Food Distributors	5.6%	13.4%
Household Products / Specialty Chemicals	2.7%	12.6%
Healthcare Services	4.6%	11.4%
Data Processing and Outsourced Services	6.4%	10.9%
Commodity Chemicals	4.1%	9.9%
Restaurants	8.6%	8.2%
Leisure Facilities	3.1%	7.5%
Construction & Engineering	4.9%	6.7%
Building Products	3.3%	5.5%
Trailer Leasing Services	7.8%	0.0%
Footwear and Apparel	8.3%	0.0%
Lumber Products	2.5%	0.0%
Capital Goods	3.4%	0.0%
Home Furnishing Retail	5.0%	0.0%
Healthcare Facilities	10.9%	0.0%
Housewares & Specialties	5.5%	0.0%
Manufacturing – Machine Products	7.5%	0.0%

Total	100.00%	100.00%

Portfolio Asset Quality
          We employ a grading system to assess and monitor the credit risk of our loan portfolio. We rate all loans on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment.
•	Investment Rating 1 is used for investments that are performing above expectations and/or a capital gain is expected.

•	Investment Rating 2 is used for investments that are performing substantially within our expectations, and whose risks remain neutral or favorable compared to the potential risk at the time of the original investment. All new loans are initially rated 2.

•	Investment Rating 3 is used for investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Rating 4 is used for investments that are performing below our expectations and for which risk has increased materially since the original investment. We expect some loss of investment return, but no loss of principal.

•	Investment Rating 5 is used for investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a rating of 5 are those for which some loss of principal is expected.

          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, excluding unearned income, as of June 30, 2008 and September 30, 2007:

	June 30, 2008				September 30, 2007
	Investment at Fair	Percentage of Total		Investment at	Percentage of Total
Investment Rating	Value	Portfolio	Leverage Ratio	Fair Value	Portfolio	Leverage Ratio

1.	$14,126,633	6.5%	3.59	$—	—%	—
2.	183,518,524	84.3%	3.73	80,147,085	89.10%	3.48
3.	20,097,286	9.2%	7.07	9,810,060	10.90%	5.14
4.	—	—%	—	—	—%	—
5.	—	—%	—	—	—%	—

Total	$217,742,443	100.00%	4.03	$89,957,145	100.00%	3.70
Loans and Debt Securities on Non-Accrual Status
          At June 30, 2008 none of our loans or debt securities were on non-accrual status.
Results of Operations
          The principal measure of our financial performance is the net income (loss) which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
          We were formed as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) on February 15, 2007 and we had limited operations through June 30, 2007. As a result, there is limited comparability for the nine months ended June 30 2008 and the prior period from February 15, 2007 (inception) through June 30, 2007.
Comparison for the three months ended June 30, 2008 and 2007
Total Investment Income
          Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the outstanding investment, the sale of the investment or reduction of available credit, and interest on cash and cash equivalents on deposit with financial institutions.
          Total investment income for the three months ended June 30, 2008 and 2007 was approximately $9.2 million and $1.5 million, respectively. For the three months ended June 30, 2008, this amount consisted of interest income of approximately $128,000 from cash and cash equivalents, $8.6 million of interest and dividend income from portfolio investments (which included $1.6 million in payment-in-kind or PIK interest and dividends), and $455,000 in fee income. For the three months ended June 30, 2007, this amount primarily consisted of approximately $1.4 million of interest income from portfolio investments (which included $226,000 in payment-in-kind or PIK interest), and $83,000 in fee income.
          The increase in our total investment income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the quarter ended June 30, 2008. During the three months ended June 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $215.8 million as compared to approximately $33.1 million during the three months ended June 30, 2007. This $182.7 million increase is substantially the result of additional capital financing from the issuance of common stock in June 2008, contributions from partners after June 30, 2007, and borrowings. The increase in total investment income was partially offset by a decrease in the weighted average yield of our investments. Our weighted average yield on debt investments was 16.5% at June 30, 2008, and 17.6% at June 30, 2007. The weighted average yield on debt investments at June 30, 2008 included a cash component of 13.5%. The weighted average yield decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.

Expenses
          Expenses for the three months ended June 30, 2008 and 2007 were approximately $4.1 million and $1.6 million, respectively. Expenses increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 by approximately $2.5 million, primarily as a result of increases in management and incentive fees of $1.8 million, higher interest expenses of $360,000, and higher administrator expenses of $379,000.
          The increase in management fees reflects the increase in the Company’s total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees. The increase in interest expense was attributable to an increase in weighted average borrowings outstanding (including mandatorily redeemable preferred stock in the quarter ended June 30, 2008), which were approximately $37.2 million during the three months ended June 30, 2008, as compared to $20.4 million during the three months ended June 30, 2007. Such borrowings were used primarily to fund investments. The increase in administrator expense is primarily attributable to the hiring of additional professionals and salary increases.
Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended June 30, 2008, we sold one investment in which we realized a gain of $62,487. For the three months ended June 30, 2007, we had no realized gains or losses.
Net Change in Unrealized Appreciation or Depreciation on Investments
          We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2 (a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2008, and June 30, 2007, portfolio investments recorded at fair value (excluding unearned fee income) represented 71.9% and 98.1%, respectively, of our total assets. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
           There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2008, we recorded net unrealized depreciation of $10.5 million. This consists of $8.5 million of unrealized depreciation on debt investments and $2.0 million of unrealized depreciation on equity investments. There was no unrealized appreciation or depreciation for the same period in 2007.
          We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We do not plan to exit our investments through the individual sale of such investments, but rather through a refinancing/recapitalization or sale of the portfolio company.
          We expect that the majority of the $10.5 million of unrealized depreciation will ultimately be reversed when we exit these investments although there can be no assurance that this will ultimately occur.
Comparison for the nine months ended June 30, 2008 and from inception on February 15, 2007 through June 30, 2007
Total Investment Income
          Total investment income included interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the outstanding investment, the sale of the investment or reduction of available credit.
          Total investment income for the nine months ended June 30, 2008 and from inception on February 15, 2007 through June 30, 2007, was approximately $21.5 million and $1.5 million, respectively. For the nine months ended June 30, 2008, this amount consisted of interest income of $521,000 from cash and cash equivalents, $19.8 million of interest and dividend income from portfolio investments (which included $3.3 million in payment-in-kind or PIK interest and dividends), and $1.2 million in fee income. For the period from inception through June 30, 2007, this amount primarily consisted of $1.4 million of interest income from portfolio investments (which included $238,000 in payment-in-kind or PIK interest), and $92,000 in fee income.
          The increase in our total investment income for the nine months ended June 30, 2008 as compared to the period from inception through June 30, 2007 was primarily attributable to an increase in the weighted average fair value balance outstanding of our interest-bearing investment portfolio during the nine months ended June 30, 2008. During the nine months ended June 30, 2008, the weighted average fair value balance outstanding of our interest-bearing investment portfolio was approximately $169.7 million as compared to approximately $30.3 million during the period from inception through June 30, 2007. This $139.4 million increase is substantially the result of additional capital financing from the issuance of common stock in 2008, contributions from partners in 2007, and borrowings. The increase in total investment income was partially offset by a decrease in the weighted average yield of our investments. The weighted average yield decreased as a result of a shift in our portfolio mix towards more senior secured investments and an overall decrease in market interest rates.

Expenses
          Expenses for the nine months ended June 30, 2008 and the period from inception through June 30, 2007, were $8.6 million and $1.6 million, respectively. Expenses increased for the nine months ended June 30, 2008 as compared to the period from inception through June 30, 2007 by approximately $7 million, primarily as a result of the increase in management and incentive fees of $4.6 million, interest expenses of $0.5 million, professional fees of $0.9 million, and administrator expenses of $0.6 million.
          The increase in management fees reflects the increase in the Company’s total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees. The increase in interest expense was primarily attributable to the redeemable preferred stock for which we incurred approximately $234,000 of interest and a $150,000 redemption charge when all $15 million of the mandatorily redeemable preferred stock was redeemed in June 2008. In addition, the level of weighted average borrowings outstanding (including the mandatorily redeemable preferred stock in 2008) increased by $1.3 million from $14.6 million during the period from inception through June 30, 2007 to approximately $15.9 million during the nine months ended June 30, 2008. Such borrowings were used primarily to fund investments. The increase in administrator expense is primarily attributable to the hiring of additional professionals and salary increases.
Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the nine months ended June 30, 2008, we sold one investment in which we realized a gain of $62,487. During the period from inception through June 30, 2007, we had no realized gains or losses.
 Net Change in Unrealized Appreciation or Depreciation on Investments
          As mentioned previously, net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the nine months ended June 30, 2008, we recorded net unrealized depreciation of $12.6 million. This consisted of $8.5 million of unrealized depreciation on debt investments and $4.1 million of unrealized depreciation on equity investments. There was no unrealized appreciation or depreciation for the same period in 2007.
          We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they are sold in a hypothetical market at the end of each quarter. We do not plan to exit our investments through the individual sale of such investments, but rather through a refinancing/recapitalization or sale of the portfolio company.
          We expect that the majority of the $12.6 million of unrealized depreciation will ultimately be reversed when we exit these investments although there can be no assurance that this will ultimately occur.
Financial Condition, Liquidity and Capital Resources
          For the nine months ended June 30, 2008, we experienced a net increase in cash and equivalents in the amount of $69.3 million. During that period, we generated $13.5 million of cash flow from operating activities primarily from net investment income, excluding the purchase of investments, principal payments received on investments, and a realized gain from portfolio investments. We invested approximately $137.3 million in portfolio companies and received repayments of principal of approximately $0.7 million. We financed these investments primarily from borrowings of approximately $79.3 million, proceeds from the issuance of mandatorily redeemable preferred stock of $15 million, and net capital contributions from partners of $63.7 million. We received net proceeds of approximately $129.5 million from the issuance of common stock. We used approximately $15.2 million of the net proceeds to redeem all 30,000 shares outstanding of our preferred stock, and $26.9 million to pay down in June 2008 our outstanding borrowings under our secured revolving credit facility with Bank of Montreal. The preferred stock was redeemed from a company controlled by Bruce E. Toll, one of our directors. The remainder of the net proceeds will be used to make investments in small and mid-sized companies in accordance with our investment objective, pay our operating expenses and distributions to our stockholders, and for general corporate purposes. In addition, on June 3, 2008, we paid cash dividends of approximately $1.9 million to our common shareholders and issued 133,317 common shares totaling approximately $1.9 million to those common stockholders that opted to reinvest the dividend under our dividend reinvestment plan.
          From inception on February 15, 2007 through June 30, 2007, our cash and equivalents increased by $1.1 million. During that period, our cash flow from operations was minimal excluding investments in portfolio companies. $46.5 million was invested in portfolio companies financed primarily from capital contributions of approximately $43.4 million from partners and $4.2 million from net borrowings.
Below are the significant capital transactions that occurred from Inception through June 30, 2008:
          On March 30, 2007, we closed on approximately $78 million in capital commitments from the sale of limited partnership interests of Fifth Street Mezzanine Partners III, L.P. As of September 30, 2007, we had closed on additional capital commitments, bringing the total amount of capital commitments to $165 million. We then closed on capital commitments from the sale of additional limited partnership interests of Fifth Street Mezzanine Partners III, L.P., bringing the total amount of capital commitments to $169.4 million as of November 28, 2007.
          On January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. At the time of the merger, all outstanding partnership interests in Fifth Street Mezzanine Partners III, L.P. were exchanged for 12,480,972 shares of common stock of Fifth Street Finance Corp.
          On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The credit facility is secured by our existing investments. As of March 31, 2008, we had drawn approximately $14.4 million on the credit facility to fund additional investments. We borrowed an additional $35.6 million in the current quarter and repaid the entire $50 million loan in the months of May and June 2008. Interest expense on the loan was approximately $300,000 for the current quarter.
          On April 25, 2008, we sold 30,000 shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) at a price of $500 per share to a company controlled by Bruce E. Toll, one of our directors, for total proceeds of $15 million. For the three months ended June 30, 2008, we paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, we redeemed 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000. The $150,000 is considered and all included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.
          On May 1, 2008, our Board of Directors declared a dividend of $0.30 per share of common stock, payable on June 3, 2008 to shareholders of record as of May 19, 2008.

          On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share and received net proceeds of approximately $129.5 million. Our shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
          As of June 30, 2008, we had $87 million in cash and cash equivalents, and our net assets totaled $298.5 million.
          We intend to continue to generate cash primarily from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
          Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies, and to repay any future borrowings under our $50 million secured revolving credit facility, which matures on January 13, 2009, although we have no current borrowings from this facility. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of June 30, 2008, we had $87 million in cash and cash equivalents, portfolio investments (at fair value excluding unearned income) of $217.7 million, no borrowings outstanding under our secured revolving credit facility, no redeemable preferred stock outstanding and unfunded commitments of $18.5 million.
          In addition, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. Also, if in the future we have any shares of our Series A Preferred Stock outstanding, then we will not be permitted to have outstanding senior securities, which include all of our borrowings and any outstanding preferred stock, in excess of $115 million. These requirements limit the amount that we may borrow. As of June 30, 2008, we were in compliance with these requirements. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Borrowings
          On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The secured revolving credit facility is secured by our existing investments. As of March 31, 2008, we had drawn approximately $14.4 million on the secured revolving credit facility to fund additional investments. We borrowed an additional $35.6 million in the current quarter and repaid the entire $50 million loan on June 17, 2008. Interest expense on the loans was approximately $301,000 for the current quarter. The weighted average rate for the loans was approximately 4.3%.
          Under the secured revolving credit facility we must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, we must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At June 30, 2008, we were in compliance with these covenants.
          Since our inception we have had funds available under the following agreements which we repaid or terminated prior to our election to be regulated as a business development company:
          Note Agreements.    We received loans of $10 million on March 31, 2007 and $5 million on March 30, 2007 from Bruce E. Toll, a member of our Board of Directors, on each occasion for the purpose of funding our investments in portfolio companies. These note agreements accrued interest at 12% per annum. On April 3, 2007, we repaid all outstanding borrowings under these note agreements.
          Loan Agreements.    On April 2, 2007, we entered into a $50 million loan agreement with Wachovia Bank, N.A., which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR (London Inter Bank Offered Rate) plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a member of our Board of Directors, Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia Bank, N.A.
Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2008, our only off-balance sheet arrangements consisted of $18.5 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.
Contractual Obligations
          We have entered into two contracts under which we have material future commitments, the investment advisory agreement, pursuant to which Fifth Street Management LLC has agreed to serve as our investment adviser, and the administration agreement, pursuant to which FSC, Inc. has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
          As discussed above, we have also entered into a $50 million secured revolving credit facility with Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. This credit facility is secured by our existing investments. As of June 30, 2008, we had no borrowings outstanding under this credit facility.
          On June 30, 2008 we redeemed all 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000.
          As of June 30, 2008 we had $18.5 million of unfunded commitments to provide debt financing to our portfolio companies.

Regulated Investment Company Status and Dividends
          Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., which has elected to be treated as a business development company under the 1940 Act. We intend to elect, effective as of January 2, 2008, to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
          Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
          To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our annual taxable income (which includes our taxable interest and fee income). We may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
          We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
Related Party Transactions
          We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Pursuant to the investment advisory agreement, payments will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance. Fifth Street Management LLC has agreed to waive, through December 31, 2008, that portion of the base management fee attributable to our assets held in the form of cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment.
          Pursuant to the administration agreement with FSC, Inc., FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer, and their respective staffs. Each of these contracts may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.
          Mr. Toll, a member of our Board of Directors and the father-in-law of Mr. Tannenbaum, our president and chief executive officer and the managing partner of our investment adviser, was one of the three guarantors under a $50 million loan agreement between Fifth Street Mezzanine Partners III, L.P. from Wachovia Bank, N.A. Fifth Street Mezzanine Partners III, L.P. paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, were each also guarantors under the loan, although they received no compensation for their respective guarantees. As of November 27, 2007, we terminated this loan with Wachovia Bank, N.A.
          We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
          As mentioned previously, on April 4, 2008 the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008 the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors. For the three months ended June 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.
Recent Developments
          On July 1, 2008, we made a $9.6 million investment and an additional $2.0 million unfunded commitment in Western Emulsions, Inc., a provider of asphalt emulsion products, raw asphalt materials, and highly-technical application services for pavement rejuvenation and resurfacing. Our investment consists of a $9.6 million second lien term loan with a 15.0% annual interest rate.
          On July 11, 2008, we increased our investment in Traffic Control and Safety Corporation by $8.25 million. In the aggregate, our investment consists of an $18.4 million second lien term loan with a 15.0% annual interest rate. In addition, we continue to hold a minority ownership in Traffic Control and Safety Corporation with a fair value of $204,510 as of June 30, 2008.

          On July 16, 2008, we made an $11.8 million investment in Storyteller Theaters Corporation, an operator of movie theaters in the Mid-Western United States. On July 25, 2008, we extended a $2.0 million revolving credit facility to the company, which was undrawn at close. Our investment consists of a $2.0 million unfunded revolving credit facility at LIBOR plus 3.5%, with a 10.0% floor and an $11.8 million first lien loan with a 15.0% annual interest rate. In addition, we purchased $200,169 of equity.
          On July 17, 2008, we made an $18.0 million investment and an additional $2.0 million unfunded revolver commitment in HealthDrive Corporation, a provider of multi-specialty health and dental care services to residents of geriatric extended care facilities. Our investment consists of a $2.0 million unfunded revolving credit facility at 12.0%, an $8.0 million first lien term loan at 10.0%, and a $10.0 million first lien term loan at 13.0%.
          On July 25, 2008, we made a $13.0 million investment in idX Corporation, a provider of customized display fixtures for the retail, financial, and hospitality markets. Our investment consists of a $13.0 million second lien loan with a 14.5% annual interest rate.
          On August 6, 2008, our Board of Directors declared a dividend of $0.31 per share of common stock, payable on September 26, 2008 to shareholders of record as of September 10, 2008.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any of our debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2008, approximately 8.3% of our debt investment portfolio (at fair value) and 8.0% of our debt investment portfolio (at cost) bore interest at floating rates. As of June 30, 2008, we had not entered into any interest rate hedging arrangements. At June 30, 2008, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     There were no material changes from the risk factors as previously disclosed in our final prospectus dated June 11, 2008, that we filed with the SEC on June 12, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2008, we issued a total of 133,317 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.9 million.
     On June 11, 2008, our registration statement on Form N-2 (SEC File No. 333-146743), for the initial public offering of 10,000,000 shares of our common stock became effective. All 10,000,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $141.2 million, reflecting an initial public offering price of $14.12 per share. Goldman Sachs & Co., UBS Investment Bank, and Wachovia Capital Markets, LLC acted as joint book-running managers and representatives of the underwriters in connection with the initial public offering.
     Also in connection with the initial public offering, we offered the underwriters an option to purchase an additional 1,500,000 shares of common stock at a purchase price of $14.12 per share, before deducting underwriting discounts. The underwriters did not exercise their over-allotment option.
     Underwriting discounts for the shares sold in the initial public offering totaled approximately $9.9 million. We incurred expenses of approximately $1.8 million in connection with the initial public offering. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and other expenses, we received net proceeds of approximately $129.5 million from the initial public offering.
     We used approximately $15.2 million of the net proceeds to redeem all 30,000 shares outstanding of our preferred stock, and $26.9 million to reduce our outstanding borrowings under our secured revolving credit facility with Bank of Montreal. The preferred stock was redeemed from a company controlled by Bruce E. Toll, one of our directors. The remainder of the net proceeds will be used to make investments in small and mid-sized companies in accordance with our investment objective, pay our operating expenses and distributions to our stockholders, and for general corporate purposes.
Item 4. Submission of Matters to a Vote of Security Holders.
     We sent a consent solicitation to our shareholders on April 7, 2008 requesting the approval of two items by their written consent. We did not hold a meeting in connection with such solicitation. The following matters received shareholder approval and the following votes as a result of the solicitation:
(1) Amendment to the Company’s restated certificate of incorporation. A proposal to amend the Company’s restated certificate of incorporation to authorize the issuance of up to 200,000 shares of Series A Preferred Stock received the following votes:

Votes For	Votes Against	Abstentions
9,109,149	73,668	3,298,155
(2) Amendment to the Company’s investment advisory agreement. A proposal to amend the Company’s investment advisory agreement with Fifth Street Management LLC to clarify that the base management fee portion of the fees under the investment advisory agreement is based on the value of the Company’s gross assets at the end of each fiscal quarter received the following votes:

Votes For	Votes Against	Abstentions
9,109,149	73,668	3,298,155

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: August 7, 2008	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

Date: August 7, 2008	/s/ William H. Craig
William H. Craig Chief Financial Officer and Chief Compliance Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.