Form 10-K
period 2008-09-30
Fifth Street Finance Corp
filed 2008-12-11
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-33901

Fifth Street Finance Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	26-1219283 (IRS EMPLOYER IDENTIFICATION NO.)

445 Hamilton Ave, Suite 1206 White Plains, NY (Address if principal executive offices)	10601 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 286-6800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2008 is not applicable because the registrant completed its initial public offering in June 2008. Accordingly, there was no public market for the registrant’s common stock on March 31, 2008, the last business day of the registrant’s most recently completed second quarter. The registrant had 22,536,289 shares of common stock outstanding as of December 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1.	Business

General

We are a specialty finance company that lends to and invests in small and mid-sized companies in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. We are externally managed and advised by Fifth Street Management LLC, our “investment adviser”, whose principals collectively have over 50 years of experience lending to and investing in small and mid-sized companies. Fifth Street Management is an affiliate of Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $450 million in small and mid-sized companies since 1998.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. To meet our investment objective we seek to (i) capitalize on our investment adviser’s strong relationships with private equity sponsors; (ii) focus on transactions involving small and mid-sized companies which we believe offer higher yielding debt investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies; (iii) continue our growth of direct originations; (iv) employ disciplined underwriting policies and rigorous portfolio management practices; (v) structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns; and (vi) leverage the skills and experience of our investment adviser.

From the commencement of our operations on February 15, 2007 through September 30, 2008, we have originated $333 million of investments (which included unfunded commitments, syndicated commitments and a commitment which was cancelled). As of September 30, 2008, our portfolio totaled $279 million at fair value (excluding unearned income) and was comprised of investments in 24 portfolio companies. The weighted average annualized yield of our debt investments as of September 30, 2008 was approximately 16.2%, calculated at fair value. We expect our investments to generally range in size from $5 million to $40 million and to principally be in the form of first and second lien debt investments, which may also include an equity component. As of September 30, 2008, all of our debt investments were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or LLC interests in 18 out of 24 portfolio companies as of September 30, 2008.

Fifth Street Mezzanine Partners III, L.P., our predecessor fund, commenced operations as a private partnership on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., a newly formed corporation that is an externally managed, closed-end, non-diversified management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments using debt and equity. See “Regulation — Regulation as a Business Development Company.” We have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or “Code.” See “Regulation — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements.

Our executive office is located at White Plains Plaza, 445 Hamilton Avenue, Suite 1206, White Plains, New York 10601 and our telephone number is (914) 286-6800.

The Investment Adviser

Our investment adviser is led by six principals who collectively have over 50 years of experience lending to and investing in small and mid-sized companies. Our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $450 million in small and mid-sized companies since 1998. Mr. Tannenbaum and his respective private investment firms have acted as the lead (and often sole) first or second lien investor in over 50 investment transactions. The other investment funds managed by these private investment firms generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments.

We expect to benefit from our investment adviser’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage a diversified portfolio of those investments. The principals of our investment adviser have broad investment backgrounds, with prior experience at investment funds, investment banks and other financial services companies and have developed a broad network of contacts within the private equity community. This network of contacts provides our principal source of investment opportunities.

The principals of our investment adviser are Mr. Tannenbaum, our president and chief executive officer and our investment adviser’s managing partner, Marc A. Goodman, our investment adviser’s senior partner and chief investment officer, Juan E. Alva, a partner of our investment adviser, Bernard D. Berman, our executive vice president and secretary and a partner of our investment adviser, Ivelin M. Dimitrov, a partner of our investment adviser, and William H. Craig, our chief financial officer and chief compliance officer.

Business Strategy

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We have adopted the following business strategy to achieve our investment objective:

•	Capitalize on our investment adviser’s strong relationships with private equity sponsors. Our investment adviser has developed an extensive network of relationships with private equity sponsors that invest in small and mid-sized companies. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. In addition to being our principal source of originations, we believe that private equity sponsors provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies. We estimate that there are approximately 1,500 private equity firms focused on small and mid-sized companies, and our investment adviser has active relationships with over 140 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.

•	Focus on established small and mid-sized companies. We believe that there are fewer finance companies focused on transactions involving small and mid-sized companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity grants than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base.

•	Continue our growth of direct originations. We directly originated 100% of our investments. Over the last several years, the principals of our investment adviser have developed an origination strategy designed to ensure that the number and quality of our investment opportunities allows us to continue to directly originate substantially all of our investments. We divide the country geographically and emphasize active, consistent sponsor coverage.

•	Employ disciplined underwriting policies and rigorous portfolio management. Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest with private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•	Structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our loan investments on a conservative basis with high cash yields, cash origination fees, low leverage levels and strong investment protections. As of September 30, 2008, the weighted average annualized yield of our debt investments was approximately 16.2%, calculated at fair value, which includes a cash component of 13.3%. The 24 debt investments in our portfolio as of September 30, 2008, averaged a debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple of 3.76x calculated at the time of origination of the investment. Finally, our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections reduce our risk of capital loss.

•	Leverage the skills and experience of our investment adviser. The principals of our investment adviser collectively have over 50 years of experience lending to and investing in small and mid-sized companies. The principals of our investment adviser have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and they also have experience managing distressed companies. We believe that our investment adviser’s expertise in valuing, structuring, negotiating and closing transactions provides us with a competitive advantage by allowing us to provide financing solutions that meet the needs of our portfolio companies while adhering to our underwriting standards.

Investment Criteria

The principals of our investment adviser have identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies and they use these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•	Established companies with a history of positive operating cash flow. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Ability to exert meaningful influence. We target investment opportunities in which we will be the lead/sole investor in our tranche and in which we can add value through active participation, often through advisory positions.

•	Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

•	Seasoned management team. We generally will require that our portfolio companies have a seasoned management team, with strong corporate governance. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in accordance with our interests as investors.

•	Defensible and sustainable business. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•	Exit strategy. We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments. We generally expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Deal Origination

Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. Over the last nine years, the investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors.

All of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.

Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. For the subset of opportunities that we decide to pursue, we issue preliminary term sheets and classify them in the “Term Sheet Issued” stage. This term sheet serves as a basis for negotiating the critical terms of a transaction. At this stage we begin our underwriting and investment approval process. After the term sheet for a potential transaction has been fully negotiated, the transaction is presented to our investment adviser’s Investment Committee for approval. If the deal is approved, the term sheet is signed. Approximately half of the term sheets we issue result in an executed term sheet. Our underwriting and investment approval process is ongoing during this stage, during which we begin documentation of the loan. The final stage, “Closings”, culminates with the funding of an investment only after all due diligence is completed and all closing conditions, including the sponsor’s funding of its investment in the portfolio company, have been satisfied.

Underwriting

Underwriting Process and Investment Approval

We make our investment decisions only after careful consideration of a number of factors regarding the potential investment including, but not limited to: (i) historical and projected financial performance; (ii) company and industry specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction. Our investment adviser uses a proprietary scoring system that evaluates each opportunity. This methodology is employed to screen a high volume of potential investment opportunities on a consistent basis.

If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence for investment decisions, although not all will necessarily be considered or given equal weighting in the evaluation process.

Management Assessment

Our investment adviser makes an in-depth assessment of the management team, including evaluation along several key metrics:

•	The number of years in their current positions

•	Track record

•	Industry experience

•	Incentive programs, including the level of direct investment in the enterprise

•	Background investigations

•	Completeness of the management team (lack of positions that need to be filled)

Industry dynamics

An evaluation of the industry is undertaken by our investment adviser that considers several factors. If considered appropriate, industry experts will be consulted or retained. The following factors are analyzed by our investment adviser:

•	Sensitivity to economic cycles

•	Competitive environment, including number of competitors, threat of new entrants or substitutes

•	Fragmentation and relative market share of industry leaders

•	Growth potential

•	Regulatory and legal environment

Business model and financial assessment

Prior to making an investment decision, our investment adviser will undertake a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor and third party experts including accountants and consultants. Areas of evaluation include:

•	Historical and projected financial performance

•	Quality of earnings, including source and predictability of cash flows

•	Customer and vendor interviews and assessments

•	Potential exit scenarios, including probability of a liquidity event

•	Internal controls and accounting systems

•	Assets, liabilities and contingent liabilities

Private equity sponsor

Among the most critical due diligence investigations is the evaluation of the private equity sponsor making the investment. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record

•	Industry experience

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary

•	Reference checks

Investments

We target debt investments that will yield meaningful current income and provide the opportunity for capital appreciation through equity securities. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2008, all of our debt investments were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2008, we directly originated 100% of our loans.

•	First Lien Loans. Our first lien loans generally have terms of four to six years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•	Second Lien Loans. Our second lien loans generally have terms of five to six years, primarily provide for a fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans often include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. As of September 30, 2008, all second lien loans had intercreditor agreements requiring a standstill period of no more than 180 days.

•	Unsecured Loans. Although we currently do not have any investments in unsecured loans, we may in the future. We would expect any unsecured investments generally to have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

We typically structure our debt investments to include covenants that seek to minimize our risk of capital loss. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. Our debt investments also have substantial prepayment penalties designed to extend the life of the average loan.

The 24 debt investments in our portfolio as of September 30, 2008 averaged a debt to EBITDA multiple of 3.76x calculated at the time of origination of the investment.

Equity Investments

When we make a debt investment, we may be granted equity in the company in the same class of security as the sponsor receives upon funding. In addition, we may from time to time make non-control, equity co-investments in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Portfolio Management

Active Involvement in our Portfolio Companies

As a business development company we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we intend to provide managerial assistance to our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	review of monthly and quarterly financial statements and financial projections for portfolio companies;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	attendance at board meetings;

•	periodic formal update interviews with portfolio company management and, if appropriate, the private equity sponsor; and

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan.

Rating Criteria

In addition to various risk management and monitoring tools, we also use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 — Investment is performing above expectations and/or a capital gain is expected;

•	Investment Rating 2 — Investment is performing substantially within our expectations, and its risks remain neutral or favorable compared to the potential risks at the time of the original investment (all new loans are initially rated 2);

•	Investment Rating 3 — Investment is performing below our expectations and requires closer monitoring, we expect no loss of investment return (interest and/or dividends) or principal. Companies with a rating of 3 may be out of compliance with financial covenants;

•	Investment Rating 4 — Investment is performing below our expectations and for which risk has increased materially since the original investment. We expect some loss of investment return, but no loss of principal; and

•	Investment Rating 5 — Investment is performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a rating of 5 are those for which some loss of principal is expected.

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the affected portfolio company. While our investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2008:

	September 30, 2008
	Investments at	Percentage of
Investment Rating	Fair Value	Total Portfolio

1	$7,705,761	2.76%
2	249,024,303	89.26%
3	17,707,790	6.35%
4	4,557,565	1.63%
5	—	0.00%

Total	278,995,419	100.00%

Exit Strategies/Refinancing

We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company in which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Determination of Net Asset Value and Valuation Process

Quarterly Net Asset Value Determinations

We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as is determined in good faith by the Board of Directors. As a result of our investment strategy, we invest primarily in illiquid securities issued by private companies and/or thinly-traded public companies. Therefore, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistently applied valuation process. We base the fair value of our investments on the enterprise value of the portfolio companies in which we invest. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a discussion of a new accounting pronouncement that may impact the manner by which we determine the fair value of our investments and, as a result, our financial condition and results of operations. The enterprise value is the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for determining enterprise value and for any one portfolio company enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In determining the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We also generally prepare and analyze discounted cash flow models based on projections of the future free cash flows of the business and industry derived capital costs. We review external events, including mergers and acquisitions, and include these events in the enterprise valuation process.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then reviewed and discussed with the principals of our investment adviser;

•	An independent valuation firm engaged by the Board of Directors reviews these preliminary valuations on a selected basis and submits a report to us;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations and the report of the independent valuation firm, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee; and

•	The Board of Directors discusses valuations and determines the fair value of each investement in our portfolio in good faith.

The fair value of our investments at September 30, 2007 was determined by the general partner of Fifth Street Mezzanine Partners III, L.P. and at September 30, 2008 was determined by our Board of Directors. Independent third parties supported both valuations.

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance with respect to at least 90% of the cost basis of our investment portfolio in any given quarter. In the course of a fiscal year 100% of the portfolio is valued by our independent valuation firm. Upon completion of its process each quarter, the independent valuation firm provides us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, and 92.8% of our portfolio for the quarter ended September 30, 2008.

Determination of fair values involves subjective judgments and estimates. The notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Investment Advisory Agreement

Management Services

Fifth Street Management serves as our investment adviser. Fifth Street Management is registered as an investment adviser under the Investment Advisers Act of 1940, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities we will purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make; and

•	executes, monitors and services the investments we make.

Our investment adviser’s services under the investment advisory agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee

Base management Fee

We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser are ultimately be borne by our common stockholders.

The base management fee is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter will be appropriately pro rated. Our investment adviser has agreed to waive, through December 31, 2008, that portion of the base management fee attributable to our assets held in the form of cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment.

Incentive Fee

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC, Inc. (see “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to our investment adviser in any fiscal quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”);

•	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to our investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to our investment adviser once the hurdle is reached and the catch-up is achieved, (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to our investment adviser).

These calculations will be appropriately pro rated for any period of less than three months and adjusted for any equity capital raises or repurchases during the current fiscal quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of September 30, 2008 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

Example 1: Income Related Portion of Incentive Fee for Each Fiscal Quarter

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2%
Management fee(2) = 0.5%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income − (management fee + other expenses) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2%
Management fee(2) = 0.5%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income − (management fee + other expenses) = 2.2%

Incentive fee	= 100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)
= 100% × (2.2% − 2%)
= 0.2%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2%
Management fee(2) = 0.5%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income − (management fee + other expenses) = 2.8%
Incentive fee = 100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)
Incentive fee = 100% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income − 2.5%))

Catch up	= 2.5% − 2%
= 0.5%

Incentive fee	= (100% × 0.5%) + (20% × (2.8% − 2.5%))
= 0.5% + (20% × 0.3%)
= 0.5% + 0.06%
= 0.56%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

(1)	Represents 8% annualized hurdle rate.

(2)	Represents 2% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

Year 3: FMV of Investment B determined to be $25 million

Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1: None

Year 2: Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

Year 4: Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4: FMV of Investment B determined to be $35 million

Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

Year 3: $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2

Year 4: None

Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Alternative 1 above, if Fifth Street were to be wound up on a date other than its fiscal year end of any year, Fifth Street may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if Fifth Street had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	organizational and offering expenses;

•	legal and accounting fees

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses (including fees paid to Mr. Toll, who, although is not considered an independent director, receives the same fees as an independent director);

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer, and his staff.

Duration and Termination

The investment advisory agreement was first approved by our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, on December 13, 2007 and by a majority of the outstanding voting securities of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our investment adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser.

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is White Plains Plaza, 445 Hamilton Avenue, Suite 1206, White Plains, NY 10601.

Administration Agreement

We have also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer, and his staff. FSC, Inc. may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, FSC, Inc. and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the administration agreement or otherwise as administrator for us.

License Agreement

We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.

Competition

We compete for investments with a number of business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.

We believe that some of our competitors make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any employees. Our day-to-day investment operations is managed by our investment adviser. See “— Investment Advisory Agreement.” As of September 30, 2008, our investment adviser employed a total of 21 investment professionals, including its six principals. Our investment adviser may hire additional investment professionals based upon its needs. In addition, we will reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and his staff. For a more detailed discussion of the administration agreement, see “- Administration Agreement.”

Securities Exchange Act Reports

We maintain a website at www.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation as a Business Development Company

Effective as of January 2, 2008, we elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC. We currently do not intend to apply for an exemptive order that would permit us to co-invest with vehicles managed by our investment adviser or its affiliates.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company that we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “— If we continue to borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The proxy voting policies and procedures of our investment adviser are set forth below. (The guidelines are reviewed periodically by our investment adviser and our non-interested directors, and, accordingly, are subject to change).

Introduction

As an investment adviser registered under the Investment Advisers Act, our investment adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of our investment adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our investment adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our investment adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, White Plains Plaza, 445 Hamilton Avenue, Suite 1206, White Plains, NY 10601.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Election to be Taxed as a RIC

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2008 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and we believe that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history.

Fifth Street Mezzanine Partners III, L.P. commenced operations on February 15, 2007. On January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., a newly formed Delaware corporation. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

We currently have a limited number of investments in our investment portfolio. As a result, a loss on one or more of those investments would have a more adverse effect on our company than the effect such loss would have on a company with a larger and more diverse investment portfolio.

As a new company with a limited operating history, we have not had the opportunity to invest in a large number of portfolio companies. As a result, until we have increased the number of investments in our investment portfolio, a loss on one or more of our investments would affect us more adversely than such loss would affect a company with a larger and more diverse investment portfolio.

A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors.

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.

Our ability to achieve our investment objective depends on our investment adviser’s ability to support our investment process; if our investment adviser were to lose any of its principals, our ability to achieve our investment objective could be significantly harmed.

Fifth Street Management is a new investment adviser and, as discussed above, we were organized on February 15, 2007. We have no employees; we will depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment adviser, Messrs. Tannenbaum, Goodman, Alva, Berman, Dimitrov and Craig. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on our investment adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our investment adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our investment adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our investment adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Our investment adviser has no prior experience managing a business development company or a RIC.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other investment vehicles previously managed by the principals of our investment adviser. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. Our investment adviser does not have any prior experience managing a business development company or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, and the inability of the principals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

Our incentive fee may induce our investment adviser to make speculative investments.

The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined may encourage our investment adviser to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock.

The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us.

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and the members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Tannenbaum, our president and chief executive officer, and managing partner of our investment adviser, is the managing partner of Fifth Street Capital LLC, a private investment firm. Although the other investment funds managed by Fifth Street Capital LLC and its affiliates generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments, in the future, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser will face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds.

The incentive fee we pay to our investment adviser in respect of capital gains may be effectively greater than 20%.

As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption “Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

The involvement of our investment adviser’s investment professionals in our valuation process may create conflicts of interest.

Our portfolio investments are generally not in publicly traded securities. As a result, the value of these securities are not readily available. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based, in part, on our gross assets.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Regulation — Regulation as a Business Development Company.”

Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify for tax free treatment at the corporate level on income and gains distributed to stockholders, we need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying dividends and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

We also may make rights offerings to our stockholders at prices less than net asset value, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements, such as under our secured revolving credit facility with Bank of Montreal, that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as capital gain.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discounts is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to be relieved of federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the annual distribution requirement and thus become subject to corporate-level income tax.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, beginning with our fiscal year ending September 30, 2009, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Risks Relating to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

If we make unsecured investments, those investments might not generate sufficient cash flow to service their debt obligations to us.

We may make unsecured investments. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a portfolio company, that portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service its debt obligations.

If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

We are authorized to invest in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments.

The lack of liquidity in our investments may adversely affect our business.

We invest, and will continue to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow- on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in first and second lien debt issued by small and mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our portfolio companies.

We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	significant volatility in the market price and trading volume of our common stock as a result of the end of the lock up period for certain investors;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our key personnel; and

•	general economic trends and other external factors.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

Our restated certificate of incorporation and our amended and restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, we lease office space in White Plains, NY for our corporate headquarters. Our executive office is located at White Plains Plaza, 445 Hamilton Avenue, Suite 1206, White Plains, NY 10601.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2008, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “FSC” on June 12, 2008. Prior to that date, there was no established public trading market for our common stock.

The following table sets forth, for each fiscal quarter since our common stock began trading, the range of high and low closing prices of our common stock as reported on the New York Stock Exchange.

	High	Low

Fiscal year ended September 30, 2008:
Third quarter (from June 12, 2008)	$13.32	$10.10
Fourth quarter	11.48	7.56

On December 1, 2008, the last sale price of our common stock on the New York Stock Exchange was $6.77 per share, and there were approximately 39 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. At the time of the merger, all outstanding partnership interests in Fifth Street Mezzanine Partners III, L.P. were exchanged for 12,480,972 shares of common stock of Fifth Street Finance Corp. The issuance of such shares of our common stock were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In such transaction, the limited partners and general partner of Fifth Street Mezzanine Partners III, L.P represented their intention to acquire the shares of common stock for investment only and not with a view to or for sale in connection with any distribution thereof.

On May 1, 2008, our Board of Directors declared a dividend of $0.30 per share of common stock, payable on June 3, 2008 to shareholders of record as of May 19, 2008. On June 3, 2008, we issued a total of 133,317 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock distributed under the dividend reinvestment plan was $1,882,200.

Use of Proceeds from Initial Public Offering

On June 11, 2008, our registration statement on Form N-2 (SEC File No. 333-146743), for the initial public offering of 10,000,000 shares of our common stock became effective. On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. The net proceeds totaled approximately $129.4 million net of investment banking commissions of approximately $9.9 million and offering costs of approximately $1.9 million.

At September 30, 2008, the net proceeds of $129.4 million have been used as follows: (1) approximately $15.2 million to redeem all 30,000 shares outstanding of our preferred stock, (2) $26.9 million to pay down in June 2008 our outstanding borrowings under our secured revolving credit facility with Bank of Montreal, and (3) $68.1 to invest in portfolio companies. The remaining proceeds of $19.2 will be used to make additional investments in small and mid-sized companies in accordance with our investment objective, pay our operating expenses and distributions to our stockholders, and for general corporate purposes.

Distributions

We intend to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board of Directors. On June 3, 2008, we paid an initial quarterly dividend of $0.30 per share of common stock. The aggregate distribution consisted of a cash dividend totaling $1,862,091 and the stock distribution under the dividend reinvestment plan totaling $1,882,200. On August 6, 2008, our Board of Directors declared a dividend of $0.31 per share of common stock, payable on September 26, 2008 to shareholders of record as of September 10, 2008. The aggregate distribution consisted of a $5,129,967 cash dividend and a $1,880,463 stock distribution under the dividend reinvestment plan.

To be relieved of federal taxes on income and gains distributed to our stockholders, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. We may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you had received an actual distribution of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. In general, you also would be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table summarizes our dividends declared to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal year 2008
August 6, 2008	September 10, 2008	September 26, 2008	$0.31
May 1, 2008	May 19, 2008	June 3, 2008	$0.30

Stock Performance Graph

The following graph compares the stockholder return on our common stock from June 12, 2008 to September 30, 2008 with the NASDAQ Financial Stock Index, the NYSE Index and the Fifth Street Finance Corp. Peer Group index. The comparison assumes $100.00 was invested on June 12, 2008 (the date our common stock began to trade on the NYSE Stock Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Return
Among Fifth Street Finance Corp., the NASDAQ Financial Stock Index, the NYSE
Index and Fifth Street Finance Corp. Peer Group(1)
(For the Period June 12, 2008 to September 30, 2008)

Comparison of 1 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2008

(1)	The Fifth Street Finance Corp. Peer Group index consists of the following investment companies that have elected to be regulated as business development companies under the 1940 Act: BlackRock Kelso Capital Corporation, Gladstone Capital Corporation, MCG Capital Corporation, and MVC Capital, Inc.

Open Market Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market at times and in such amounts as Company management deems appropriate. The stock repurchase program expires December 2009 and may be limited or terminated by the Board of Directors at any time without prior notice.

Item 6.	Selected Financial Data

Effective January 2, 2008, Fifth Street Mezzanine Partners III, L.P. (“Partnership”), a Delaware limited partnership organized on February 15, 2007, merged with and into Fifth Street Finance Corp. The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the fiscal year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the investment adviser. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires. The Company’s financial results for the period ended September 30, 2007 refer to the Partnership. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report on Form 10-K.

		At September 30, 2007
		and for the Period
	At and for the Year Ended	February 15 through
	September 30, 2008	September 30, 2007
	(Amounts in thousands, except per share data)

Statements of Operations Data:
Total Investment Income	$33,219	$4,296
Base management fees	4,258	1,564
Incentive fees	4,118	—
All other expenses	4,699	1,773
Net Investment Income	20,144	959
Unrealized appreciation (depreciation) of investments	(16,948)	123
Net realized gain from investments	62	—
Net increase in net assets resulting from operations	3,258	1,082
Per Share Data:
Net Asset Value per Common Share at period end	$13.02	N/A
Market Price at period end(1)	10.05	N/A
Net Investment Income	0.89	N/A
Net Realized and unrealized gain (loss)	(0.75)	N/A
Net increase in net assets resulting from operations	0.14	N/A
Dividends Declared	0.61	N/A
Balance Sheet Data at Period End:
Total Investments at fair value, net of unearned income	$273,759	$88,391
Cash and cash equivalents	22,906	17,654
Other Assets	2,484	1,285
Total Assets	299,149	107,330
Total Liabilities	4,813	514
Total Stockholders’ Equity	294,336	106,816
Other Data:
Weighted Average Effective Yield on investments(3)	16.17%	16.83%
Number of portfolio companies at period end	24	10

	For the Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Selected Quarterly Data (unaudited):	2008	2008	2008	2007	2007	2007	2007(2)
	(Amounts in thousands, except per share data)

Total Investment Income	$11,748	$9,190	$6,854	$5,427	$2,753	$1,481	$62
Net Investment Income (loss)	7,255	5,135	4,080	3,674	1,070	(72)	(39)
Net Realized and unrealized gain (loss)	(4,396)	(10,445)	(1,569)	(476)	123	—	—
Net increase (decrease) in net assets resulting from operations	2,859	(5,310)	2,511	3,198	1,193	(72)	(39)
Net Asset Value per Common Share at period end(1)	$13.02	$13.20	N/A	N/A	N/A	N/A	N/A

(1)	The Company’s common stock commenced trading on the New York Stock Exchange on June 12, 2008. There was no established public trading market for the stock prior to that date.

(2)	For the period February 15 (inception) through March 31, 2007

(3)	Weighted average effective yield is calculated based upon our debt investments at the end of the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Current Market Conditions

Since mid-2007, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global debt and equity markets have suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage-related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital.

In particular, the disruptions in the financial markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the financial markets. This widening of spreads makes it more difficult for lower middle market companies to access capital as traditional senior lenders become more selective, equity sponsors delay transactions for better earnings visibility, and sellers are hesitant to accept lower purchase multiples. As a result, we are seeing a smaller number of attractive transactions in the lower end of the middle market.

Despite these factors, our deal pipeline is fairly robust, with high quality transactions backed by private equity sponsors in the lower middle market. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns. In this regard, we had $50 million of borrowing availability under our credit facility and $22.9 million of cash on hand at September 30, 2008 to fund investments.

Although we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Furthermore, because our common stock has traded at a price below our current net asset value per share over the last several months and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

Finally, in the event that the United States economy enters into a prolonged recession, it is possible that the financial results of our portfolio companies could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company financial results at this time, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by these economic or other conditions which could have a negative impact on our future results.

Critical Accounting Policies

Basis of Presentation

Effective January 2, 2008, Fifth Street Mezzanine Partners III, L.P. (“Fifth Street” or “Partnership”), a Delaware limited partnership organized on February 15, 2007, merged with and into Fifth Street Finance Corp. The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the fiscal year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires. The Company’s financial results for the fiscal year ended September 30, 2007 refer to the Partnership.

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

The fair value of our investments at September 30, 2007 was determined by the general partner of Fifth Street Mezzanine Partners III, L.P. and at September 30, 2008 was determined by our Board of Directors.

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

An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, and 92.8% of our portfolio for the quarter ended September 30, 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 become effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

As of September 30, 2008, approximately 93% of our total assets represented investments in portfolio companies valued at fair value (excluding unearned income).

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

Fee Income

We receive a variety of fees in the ordinary course of our business, including origination fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). In addition, we capitalize and offset direct loan origination costs against the origination fees received and only defer the net fee.

Payment-in-Kind (PIK) Interest

Our loans typically contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectable. Cumulative accrued PIK interest represented $5.4 million or 1.92% of our portfolio of investments at fair value (excluding unearned income) as of September 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.

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

A summary of the composition of our investment portfolio at cost and fair value, excluding unearned income, as a percentage of total investments is shown in following tables:

	September 30,	September 30,
	2008	2007

Cost
First lien debt	37.47%	6.32%
Second lien debt	59.38%	87.49%
Purchased Equity	1.39%	1.99%
Equity grants	1.76%	4.20%

	100.00%	100.00%

	September 30,	September 30,
	2008	2007

Fair Value
First lien debt	39.56%	6.31%
Second lien debt	58.79%	87.37%
Purchased Equity	0.72%	2.14%
Equity grants	0.93%	4.18%

	100.00%	100.00%

Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of September 30, 2008 and September 30, 2007 (excluding unearned income):

	September 30,	September 30,
	2008	2007

Cost:
Trailer Leasing Services	5.84%	0.00%
Data Processing and Outsourced Services	4.75%	11.10%
Footwear and Apparel	6.20%	0.00%
Media-Advertising	4.39%	13.96%
Food Distributors	4.12%	13.36%
Household Products/Specialty Chemicals	4.05%	12.59%
Lumber Products	3.56%	0.00%
Healthcare Technology	3.33%	10.88%
Commodity Chemicals	3.07%	9.86%
Restaurants	6.71%	8.53%
Leisure Facilities	2.57%	7.51%
Construction & Engineering	6.42%	6.62%
Building Products	2.39%	5.59%
Capital Goods	3.31%	0.00%
Home Furnishing Retail	3.93%	0.00%
Healthcare Services	8.09%	0.00%
Manufacturing — Machine Products	5.34%	0.00%
Housewares & Specialties	3.93%	0.00%
Emulsions Manufacturing	3.27%	0.00%
Entertainment — Theaters	4.06%	0.00%
Healthcare Facilities	6.26%	0.00%
Merchandise Display	4.41%	0.00%

Total	100.00%	100.00%

	September 30,	September 30,
	2008	2007

Fair Value:
Trailer Leasing Services	6.19%	0.00%
Data Processing and Outsourced Services	4.98%	10.91%
Footwear and Apparel	6.54%	0.00%
Media-Advertising	4.56%	13.93%
Food Distributors	4.37%	13.34%
Household Products/Specialty Chemicals	1.35%	12.58%
Lumber Products	1.63%	0.00%
Healthcare Technology	3.59%	11.43%
Commodity Chemicals	3.22%	9.90%
Restaurants	6.52%	8.24%
Leisure Facilities	2.73%	7.50%
Construction & Engineering	6.78%	6.68%
Building Products	2.53%	5.49%
Capital Goods	3.57%	0.00%
Home Furnishing Retail	3.92%	0.00%
Healthcare Services	8.61%	0.00%
Manufacturing — Machine Products	5.66%	0.00%
Housewares & Specialties	4.16%	0.00%
Emulsions Manufacturing	3.46%	0.00%
Entertainment — Theaters	4.31%	0.00%
Healthcare Facilities	6.64%	0.00%
Merchandise Display	4.68%	0.00%

Total	100.00%	100.00%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, excluding unearned income, as of September 30, 2008 and September 30, 2007:

	September 30, 2008			September 30, 2007
	Investment at Fair	Percentage of Total	Leverage	Investment at	Percentage of Total	Leverage
Investment Rating	Value	Portfolio	Ratio	Fair Value	Portfolio	Ratio

1.	$7,705,761	2.76%	4.05	$—	—%	—
2.	249,024,303	89.26%	4.23	80,147,085	89.10%	3.48
3.	17,707,790	6.35%	5.86	9,810,060	10.90%	5.14
4.	4,557,565	1.63%	9.80	—	—%	—
5.	—	—%	—	—	—%	—

Total	$278,995,419	100.00%	4.42	$89,957,145	100.00%	3.70

Loans and Debt Securities on Non-Accrual Status

At September 30, 2008 none of our loans or debt securities were on non-accrual status.

Discussion and Analysis of Results and Operations

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

We were formed as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) on February 15, 2007 and we had limited operations through September 30, 2007. As a result, there is limited comparability for fiscal year ended September 30, 2008 and the prior period from February 15, 2007 (inception) through September 30, 2007.

Comparison of year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007

Investment Income

For the year ended September 30, 2008, total investment income was $33.2 million, a $28.9 million, or 673%, increase over the $4.3 million of total investment income for the period ended September 30, 2007. The increase was primarily attributable to a $28.1 million increase in interest, fee and dividend income from investments and a $0.8 million increase in interest income from cash and cash equivalents. The increase in interest, fee and dividend income from investments was primarily attributable to (i) higher average levels of outstanding debt investments, which was principally due to the closing of fourteen new debt investments, seven add-ons, and one recapitalization in the year ended September 30, 2008, partially offset by debt repayments received during the same periods, and (ii) higher levels of dividend income from portfolio equity investments.

Expenses

For the year ended September 30, 2008, total expenses increased by $9.8 million, or 297%, to $13.1 million from $3.3 million for the period ended September 30, 2007. The increase in total expenses was primarily as a result of increases in management and incentive fees of $6.8 million, higher interest expenses of $0.4 million, higher professional fees of $1.2 million and higher administrator expenses of $1.0 million.

The increase in management fees reflects the increase in the Company’s total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth

Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees. The increase in interest expense was attributable to an increase in borrowings. Such borrowings were used primarily to fund investments. The increase in professional fees is due to higher audit fees in conjunction with becoming a publicly traded company. The increase in administrator expense is primarily attributable to the hiring of additional professionals.

Net Investment Income

As a result of the $28.9 million increase in total investment income as compared to the $9.8 million increase in total expenses, net investment income for the fiscal year ended September 30, 2008, was $20.1 million, or a 2000% increase, compared to net investment income of $1.0 million during the period ended September 30, 2007.

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the fiscal year ended September 30, 2008, we sold one investment in which we realized a gain of approximately $62,000. For the period ended September 30, 2007, we had no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2 (a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At September 30, 2008, and September 30, 2007, portfolio investments recorded at fair value (excluding unearned fee income) represented 93.26% and 83.81% of our total assets, respectively. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our corresponding equity investment has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the fiscal year ended September 30, 2008, we recorded net unrealized depreciation of $16.9 million. This consists of $12.1 million of unrealized depreciation on debt investments and $4.8 million of unrealized depreciation on equity investments. There was unrealized appreciation of $0.1 million for the period ended September 30, 2007.

We invest primarily in illiquid assets with the intention to hold these assets to settlement or maturity. This is in contrast to the premise that assets generally should be valued on the basis of their current market value and, if no market exists, on the basis that they might be sold in at the end of each quarter. We do not plan to exit our investments through the individual sale of such investments, but rather through a refinancing/recapitalization or sale of the portfolio company.

We expect that the majority of the $16.9 million of unrealized depreciation will ultimately be reversed when we exit these investments although there can be no assurance that this will ultimately occur.

Net Increase in Net Assets resulting from Operations

As a result of these events, our net increase in net assets resulting from operations during the fiscal year ended September 30, 2008, was $3.3 million, or a 201% increase compared to a net increase in net assets resulting from operations of $1.1 million during the period ended September 30, 2007.

Liquidity and Capital Resources

Cash Flows

For the fiscal year ended September 30, 2008, we experienced a net increase in cash and equivalents in the amount of $5.3 million. During that period, we generated $20.8 million of cash flow from operating activities primarily from net investment income, excluding the purchase of investments, principal payments received on investments, and a realized gain from portfolio investments. We invested approximately $202.4 million in portfolio companies and received repayments of principal of approximately $2.2 million. We financed these investments primarily from borrowings of approximately $79.3 million, proceeds from the issuance of mandatorily redeemable preferred stock of $15.0 million, and net capital contributions from partners of $66.5 million. We received net proceeds of approximately $129.4 million from the issuance of common stock. We used approximately $15.2 million of the net proceeds to redeem all 30,000 shares outstanding of our preferred stock, and $26.9 to repay all of our outstanding borrowings under our secured revolving credit facility with Bank of Montreal. The preferred stock was redeemed from a company controlled by Bruce E. Toll, one of our directors. The remainder of the net proceeds has been and will be used to make additional investments in small and mid-sized companies in accordance with our investment objective, pay our operating expenses and distributions to our stockholders, and for general corporate purposes. In addition, on June 3, 2008, we paid cash dividends of approximately $1.9 million to our common shareholders and issued 133,317 common shares totaling approximately $1.9 million to those common stockholders that opted to reinvest the dividend under our dividend reinvestment plan. On September 26, 2008, we paid cash dividends of approximately $5.1 million to our common shareholders and purchased 196,786 common shares totaling approximately $1.9 million on the open market to satisfy the share obligations under our dividend reinvestment plan. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through our credit line, as we deem appropriate.

From inception on February 15, 2007 through September 30, 2007, our cash and equivalents increased by approximately $17.7 million. During that period, our cash flow from operations was minimal at approximately $1.0 million excluding investments in portfolio companies. $89.0 million was invested in portfolio companies financed primarily from capital contributions of approximately $105.7 million from partners.

Capital Resources

As of September 30, 2008, we had $22.9 million in cash and cash equivalents, and our net assets totaled $294.3 million.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies, and to repay any future borrowings under our $50 million secured revolving credit facility, which matures on January 13, 2009, although we have no current borrowings from this facility. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of September 30, 2008, we had $22.9 million in cash and cash equivalents, portfolio investments (at fair value excluding unearned income) of $279 million, no borrowings outstanding under our secured revolving credit facility, no redeemable preferred stock outstanding, and unfunded commitments of $24.7 million. $11.0 million of these unfunded commitments were terminated subsequent to September 30, 2008.

On November 28, 2008, Bank of Montreal approved a renewal of the Company’s $50 million credit facility, subject only to satisfactory documentation. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.

Furthermore, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2008, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

We have historically relied on cash generated from our operations and debt and equity financings to fund our business. We primarily use these funds to make investments in portfolio companies in accordance with our investment objective, to pay our operating expenses and to make cash distributions to the holders of our common stock. For a discussion of our intention to continue distributing to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code, see “— Regulated Investment Company Status and Dividends.” To fund growth in our investment portfolio in the future, we will need to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Below are the significant capital transactions that occurred from Inception through September 30, 2008:

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

On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The credit facility is secured by our existing investments. As of March 31, 2008, we had drawn approximately $14.4 million on the credit facility to fund additional investments. We borrowed an additional $35.6 million and repaid the entire $50 million loan in the quarter ended June 30, 2008

On April 25, 2008, we sold 30,000 shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) at a price of $500 per share to a company controlled by Bruce E. Toll, one of our directors, for total proceeds of $15 million. For the three months ended June 30, 2008, we paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, we redeemed 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.

On May 1, 2008, our Board of Directors declared a dividend of $0.30 per share of common stock, payable on June 3, 2008 to shareholders of record as of May 19, 2008.

On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share and received net proceeds of approximately $129.4 million. Our shares are currently listed on the New York Stock Exchange under the symbol “FSC.”

On August 6, 2008, our Board of Directors declared a dividend of $0.31 per share of common stock, paid on September 26, 2008 to shareholders of record as of September 10, 2008.

Borrowings

On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The secured revolving credit facility is secured by our existing investments. As of March 31, 2008, we had drawn approximately $14.4 million on the secured revolving credit facility to fund additional investments. We borrowed an additional $35.6 million in the quarter ended June 30, 2008 and repaid the entire $50 million loan on June 17, 2008. Interest expense incurred on the loans was approximately $342,000 for the current fiscal year. At September 30, 2008, there were no amounts outstanding under the secured revolving credit facility. The weighted average rate for the loans was approximately 4.3%.

Under the secured revolving credit facility we must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, we must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At September 30, 2008, we were in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2008, our only off-balance sheet arrangements consisted of $24.7 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.

Contractual Obligations

A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of September 30, 2008 and September 30, 2007 is shown in the table below:

	Unfunded Commitments as of	Unfunded Commitments as
	September 30, 2008	September 30, 2007

MK Network, LLC	$2,000,000	$2,000,000
Fitness Edge, LLC	1,500,000	2,500,000
Rose Tarlow, Inc.	2,650,000	—
Martini Park, LLC*	11,000,000	—
Western Emulsions, Inc	2,000,000	—
Storyteller Theaters Corporation	4,000,000	—
HealthDrive Corporation	1,500,000	—
TBA Global, LLC	—	2,500,000

Total	$24,650,000	$7,000,000

*	The $11.0 million unfunded capital commitment to Martini Park was terminated subsequent to September 30, 2008 (See Recent Developments)

We have entered into two contracts under which we have material future commitments, the investment advisory agreement, pursuant to which Fifth Street Management LLC has agreed to serve as our investment adviser, and the administration agreement, pursuant to which FSC, Inc. has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

As discussed above, we have also entered into a $50 million secured revolving credit facility with Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. This credit facility is secured by our existing investments. As of September 30, 2008, we had no borrowings outstanding under this credit facility.

On June 30, 2008 we redeemed all 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000.

Regulated Investment Company Status and Dividends

Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., which has elected to be treated as a business development company under the 1940 Act. We elected, effective as of January 2, 2008, to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level

Related Party Transactions

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

Mr. Toll, a member of our Board of Directors and the father-in-law of Mr. Tannenbaum, our president and chief executive officer and the managing partner of our investment adviser, was one of the three guarantors under a $50 million loan agreement between Fifth Street Mezzanine Partners III, L.P. and Wachovia Bank, N.A. Fifth Street Mezzanine Partners III, L.P. paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, were each also guarantors under the loan, although they received no compensation for their respective guarantees. As of November 27, 2007, we terminated this loan with Wachovia Bank, N.A.

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

As mentioned previously, on April 4, 2008 the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008 the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors. For the fiscal year ended September 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.

Recent Developments

On October 10, 2008, Rose Tarlow made a $350,000 draw on its previously undrawn revolver. Prior to the draw, our unfunded commitment was $2.65 million. In addition, the revolver interest rate increased to 12% and the term loan increased to 12.5%.

On October 15, 2008, we announced an $8.0 million Open Market Share Repurchase Plan. Under this plan, we may repurchase up to $8.0 million of common stock at prices below its net asset value as reported in the most recently published financial statements. The program expires December 31, 2009, unless otherwise extended by our Board of Directors.

On October 29, 2008, we made an $11.0 million investment in Cenegenics LLC, an age management medical institution headquartered in Las Vegas, Nevada. Our investment consists of an $11.0 million term loan with a 17.0% annual interest rate.

On November 4, 2008, we terminated our unfunded commitment of $11.0 million to Martini Park.

On November 26, 2008, we invested an additional $7.0 million in Boot Barn, an existing portfolio company, to support an acquisition and additional equity investment. The new investment consists of a $7.0 million term loan with a 17% annual interest rate.

On November 28, 2008, Bank of Montreal approved a renewal of our $50 million credit facility, subject only to satisfactory documentation. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.

On December 1, 2008, we invested an additional $5.3 million in MK Network, LLC to support an acquisition. The new investment consists of a $5.3 million term loan with a 17.5% annual interest rate.

On December 9, 2008, our Board of Directors declared a cash dividend of $0.32 per share payable on December 29, 2008 to stockholders of record as of December 19, 2008 for the first fiscal quarter of 2009, and a cash dividend of $0.33 per share payable on January 29, 2009 to stockholders of record as of December 30, 2008 for the second fiscal quarter of 2009.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 become effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

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

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Refer to “Item 1A. — Risk Factors” incorporated herein. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2008, approximately 6.56% of our debt investment portfolio (at fair value) bore interest at floating rates. At September 30, 2008, we do not have any outstanding indebtedness nor have we entered into any interest rate hedging arrangements. At September 30, 2008, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
     Fifth Street Finance Corp.

We have audited the accompanying balance sheet, including the schedule of investments, of Fifth Street Finance Corp. (a Delaware corporation and successor to Fifth Street Mezzanine Partners III, L.P.) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12), for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our procedures included physical inspection or confirmation of securities owned as of September 30, 2008 and 2007. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Fifth Street Finance Corp. as of September 30, 2008 and 2007, and the results of its operations, changes in net assets, its cash flows and financial highlights for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
December 9, 2008

Fifth Street Finance Corp.

Balance Sheet

	September 30,	September 30,
	2008	2007

ASSETS
Investments, at fair value (cost 9/30/2008: $295,821,250; 9/30/2007: $89,834,209)
Affiliate investments (cost 9/30/2008: $83,576,276; 9/30/2007: $38,716,308)	$73,106,057	$38,816,100
Non-control/Non- affiliate investments (cost 9/30/2008: $212,244,974; 9/30/2007: $51,117,901)	205,889,362	51,141,045
Unearned fee income	(5,236,265)	(1,566,293)
Total investments net of unearned fee income	273,759,154	88,390,852
Cash and cash equivalents	22,906,376	17,654,056
Interest receivable	2,367,806	754,623
Due from portfolio company	80,763	127,715
Prepaid management fee	—	252,586
Prepaid expenses	34,706	—
Deferred offering costs	—	149,687

Total Assets	$299,148,805	$107,329,519

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$567,691	$417,107
Base management fee payable	1,381,212	—
Incentive fee payable	1,814,013	—
Due to FSC, Inc.	574,102	—
Interest payable	38,750	9,934
Payments received in advance from portfolio companies	133,737	—
Offering costs payable	303,461	86,783

Total Liabilities	4,812,966	513,824

Commitments (Note 3)
Stockholders’ Equity
Common stock, $0.01 par value, 49,800,000 shares authorized, 22,614,289 shares issued and outstanding	226,143	—
Additional paid-in capital	300,524,155	—
Net unrealized appreciation (depreciation) on investments	(16,825,831)	—
Net realized gain on investments	62,487	—
Accumulated undistributed net investment income	10,348,885	—
Total Partners’ Capital	—	106,815,695
Total Stockholders’ Equity	294,335,839	106,815,695

Total Liabilities and Stockholders’ Equity	$299,148,805	$107,329,519

See notes to Financial Statements.

Fifth Street Finance Corp.

Statements of Operations

		For the Period
		February 15
	Year Ended	through
	September 30,	September 30,
	2008	2007

Investment Income:
Interest income:
Affiliate investments	$10,344,477	$2,900,314
Non-control/Non- affiliate investments	20,158,409	1,164,558
Interest on cash and cash equivalents	750,605	—

Total interest income	31,253,491	4,064,872

Fee income:
Affiliate investments	702,463	164,222
Non-control/Non-affiliate investments	1,105,576	64,610
Total fee income	1,808,039	228,832
Dividend income:
Affiliate investments	26,740	2,228
Non-control/Non-affiliate investments	130,971	—
Total dividend income	157,711	2,228

Total Investment income	33,219,241	4,295,932

Expenses:
Base management fees	4,258,334	1,564,189
Incentive fees	4,117,554	—
Professional fees	1,389,541	211,057
Board of Directors fees	249,000	—
Organizational costs	200,747	413,101
Interest expense	917,043	522,316
Administrator expense	978,387	—
Line of credit guarantee expense	83,333	250,000
Transaction fees	206,726	357,012
General and administrative expenses	674,360	18,867

Total expenses	13,075,025	3,336,542

Net Investment income	20,144,216	959,390

Unrealized appreciation (depreciation) of investments:
Affiliate investments	(10,570,012)	99,792
Non-control/Non-affiliate investments	(6,378,755)	23,144

Total unrealized appreciation (depreciation) on investments	(16,948,767)	122,936

Net realized gain from investments:
Non-control/Non-affiliate investments	62,487	—
Total net realized gain from investments	62,487	—

Net increase in net assets resulting from operations	3,257,936	$1,082,326

Earnings per common share-basic and diluted(1)	$0.21	N/A

Weighted average common shares-basic and diluted	15,557,469	N/A

(1)	The earnings per share calculation for the fiscal year ended September 30, 2008 is based on the assumption that if the number of shares issued at the time of the merger on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the fiscal year on October 1, 2007, the Company’s earnings per share would have been $0.21 per share.

See notes to Financial Statements.

Fifth Street Finance Corp.

Statements of Changes in Net Assets

		For the Period
		February 15
	Year Ended	through
	September 30,	September 30,
	2008	2007

Operations:
Net investment income (loss)	$20,144,216	$959,390
Net realized gain (loss) on investment	62,487	—
Net unrealized appreciation (depreciation) on investments	(16,948,767)	122,936

Net increase (decrease) in net assets from operations	3,257,936	1,082,326

Stockholder distributions:
Distributions to stockholders from net investment income	(10,754,721)	—

Net decrease in assets from stockholder distributions	(10,754,721)	—

Capital share transactions:
Issuance of common stock	129,448,456	—
Issuance of common stock under dividend reinvestment plan	1,882,200	—
Issuance of common stock on conversion of partnership interest	169,420,000	—
Redemption of partnership interest for common stock	(169,420,000)	—
Fractional shares paid to partners from conversion	(358)	—
Capital contributions from partners	66,497,000	105,733,369
Capital withdrawals from partners	(2,810,369)	—

Net increase in assets from capital share transactions	195,016,929	105,733,369

Total increase in net assets	187,520,144	106,815,695
Net assets at beginning of period	106,815,695	—

Net assets at end of period	$294,335,839	$106,815,695

Net asset value per common share	$13.02	N/A

Common shares outstanding at end of period	22,614,289	N/A

See notes to Financial Statements.

Fifth Street Finance Corp.

Statements of Cash Flows

		For the Period
		February 15
	Year Ended	through
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,257,936	$1,082,326
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Change in unrealized depreciation (appreciation) on investments	16,948,767	(122,936)
Paid-in-kind income, net of cash received	(4,782,986)	(588,795)
Realized (gain) on sale of investment	(62,487)	—
Accretion of original issue discount on investments	(954,436)	(265,739)
Recognition of fee income	(1,808,039)	(228,832)
Change in operating assets and liabilities:
Fee income received	5,478,011	1,795,125
(Increase) in interest receivable	(1,613,183)	(754,623)
(Increase) Decrease in due from portfolio company	46,952	(127,715)
(Increase) Decrease in prepaid management fees	252,586	(252,586)
(Increase) in prepaid expenses	(34,706)	—
Increase in interest payable	28,816	9,934
Increase in due to FSC, Inc.	574,102	—
Increase in accounts payable, accrued expenses, and other liabilities	150,584	417,107
Increase in base management fee payable	1,381,212	—
Increase in incentive fee payable	1,814,013	—
Increase in payments received in advance from portfolio companies	133,737	—
Purchase of investments	(202,402,611)	(88,979,675)
Proceeds from sale of investment	62,487	—
Principal payments received on investments	2,152,992	—

Net cash used in operating activities	(179,376,253)	(88,016,409)

Cash flows from financing activities:
Dividends paid in cash	(8,872,521)	—
Capital contributions	66,497,000	105,733,369
Capital withdrawals	(2,810,369)	—
Borrowings	79,250,000	86,562,983
Repayment of borrowings	(79,250,000)	(86,562,983)
Proceeds from the issuance of common stock	131,316,000	—
Proceeds from the issuance of preferred stock subject to mandatory redemption	15,000,000	—
Redemption of preferred stock	(15,000,000)	—
Offering costs paid	(1,501,179)	(62,904)
Redemption of partnership interests for cash	(358)	—

Net cash provided by financing activities	184,628,573	105,670,465

Net increase in cash and cash equivalents	5,252,320	17,654,056
Cash and cash equivalents, beginning of period	17,654,056	—

Cash and cash equivalents, end of period	$22,906,376	$17,654,056

Supplemental Information:
Cash paid for interest	$888,227	$512,382
Non-cash financing activities:
Exchange of partnership interests for shares of common stock:
Redemption of partnership interests (includes associated earnings)	(173,699,632)	—
Issuance of shares of common stock	173,699,632	—
Issuance of shares of common stock under dividend reinvestment plan	1,882,200	—
Reinvested common shares under dividend reinvestment plan	(1,882,200)	—

See notes to Financial Statements.

Fifth Street Finance Corp.

Schedule of Investments
September 30, 2008

		Principal/			Percent of
Portfolio Company/Type of		No. of Shares/			Stockholders’
Investment(1)(2)(5)	Industry	No. of Units	Cost	Fair Value	Equity

United States:
Control Investments(3)
Affiliate Investments(4)
O’Currance, Inc	Data Processing & Outsourced Services
3.3% Membership Interest in O’Currance Holding Company LLC			$250,000	$97,156	—
1.75% Preferred Membership Interest			130,413	130,413	—
First Lien Term Loan, 16.875% due 3/21/2012		$9,500,000	10,018,321	10,018,321	3.4%
First Lien Term Loan, 16.875% due 3/21/2012		$3,750,000	3,640,702	3,640,702	1.2%

			14,039,436	13,886,592
CPAC, Inc	Household Products & Specialty Chemicals
Common Stock		2,297	2,297,000	—	—
Second Lien Term Loan, 17.5% due 4/13/2012		$10,000,000	9,696,804	3,766,496	1.3%

			11,993,804	3,766,496
Elephant & Castle, Inc.	Restaurants
Series A Preferred Stock		7,500	750,000	196,386	0.1%
Second Lien Term Loan, 15.5% due 4/20/2012		$7,500,000	7,276,448	7,276,448	2.5%

			8,026,448	7,472,834
MK Network, LLC(10)	Healthcare Technology
Membership Units(6)		6,114	584,795	760,441	0.3%
First Lien Term Loan, 13.5% due 6/1/2012		$9,500,000	9,254,484	9,254,484	3.1%

			9,839,279	10,014,925
Rose Tarlow, Inc.(9)	Home Furnishing Retail
0.1% membership interest in RTMH Acquisition Company			25,000	11,607	—
6.9% membership interest in RTMH Acquisition Company			1,275,000	591,939	0.2%
First Lien (Revolver), Libor + 4%, 9% floor due 1/25/2014		$350,000	350,000	350,000	0.1%
First Lien Term Loan, 12.0% due 1/25/2014		$10,000,000	9,977,845	9,977,845	3.4%

			11,627,845	10,931,391
Martini Park, LLC	Restaurants
5% membership interest		500,000	650,000	—	—
First Lien Term Loan, 14.0% due 2/20/2013		$4,000,000	3,479,018	3,009,904	1.0%

			4,129,018	3,009,904
Caregiver Services, Inc.	Healthcare Services
Series A Preferred Stock		1,080,398	1,080,398	1,183,867	0.4%
Second Lien Term Loan, LIBOR + 6.85%, 12% floor due 2/25/2013		$10,000,000	9,649,100	9,649,100	3.3%
Second Lien Term Loan, 16.5% due 2/25/2013		$13,500,000	13,190,948	13,190,948	4.5%

			23,920,446	24,023,915

Total Affiliate Investments			$83,576,276	$73,106,057	24.8%

		Principal/			Percent of
Portfolio Company/Type of		No. of Shares/			Stockholders’
Investment(1)(2)(5)	Industry	No. of Units	Cost	Fair Value	Equity

Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation.(8)	Building Products
Series A Preferred Stock		25,641	253,846	253,846	0.1%
Common Stock		25,641	2,564	4,753	—
Second Lien Term Loan, 12.0% due 3/30/2013		$7,000,000	6,807,923	6,807,923	2.3%

			7,064,333	7,066,522
Traffic Control & Safety Corporation	Construction and Engineering
Series B Preferred Stock		24,750	247,500	179,899	0.1%
Common Stock		25,000	2,500	—	—
Second Lien Term Loan, 15% due 6/29/2014		$18,416,667	18,741,967	18,741,967	6.4%

			18,991,967	18,921,866
Nicos Polymers & Grinding Inc.(8) 3.32% Membership	Commodity Chemicals
Interest in Crownbrook Acquisition I LLC			168,086	72,756	—
First Lien Term Loan, LIBOR +5%, 10% floor due 7/17/2012		$3,175,000	3,216,510	3,216,510	1.1%
First Lien Term Loan, 13.5% due 7/17/2012		$5,625,000	5,687,800	5,687,800	1.9%

			9,072,396	8,977,066
TBA Global, LLC (8)	Media: Advertising
Senior Preferred Shares		53,944	215,975	143,418	0.1%
Series A Shares		191,977	191,977	—	—
Second Lien Term Loan, LIBOR +5%, 10% floor due 8/3/2010		$2,500,000	2,531,982	2,531,982	0.9%
Second Lien Term Loan, 14.5% due 8/3/2012		$10,000,000	10,056,070	10,056,070	3.4%

			12,996,004	12,731,470
Fitness Edge, LLC	Leisure Facilities
Common Units		1,000	42,908	55,033	—
First Lien Term Loan, LIBOR +5.25%, 10% floor due 8/08/2012		$2,500,000	2,250,000	2,250,000	0.8%
First Lien Term Loan, 15% due 8/08/2012		$4,225,000	5,320,380	5,320,380	1.8%

			7,613,288	7,625,413
Filet of Chicken.(8)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		$12,433,227	12,193,531	12,193,531	4.1%

			12,193,531	12,193,531
Boot Barn	Footwear and Apparel
Common Stock		1,176	131	—	—
Series A Preferred Stock		20,000	247,060	146,435	0.1%
Second Lien Term Loan, 14.5% due 10/3/2013		$17,800,000	18,095,933	18,095,933	6.1%

			18,343,124	18,242,368
American Hardwoods Industries Holdings, LLC (8)	Lumber Products
Membership Units		24,375	250,000	—	—
Second Lien Term Loan, 15.0% due 10/15/2012		$10,000,000	10,267,204	4,557,565	1.5%

			10,517,204	4,557,565
Premier Trailer Leasing, Inc.	Trailer Leasing Services
Common Stock		285	1,140	—	—
Second Lien Term Loan, 16.5% due 10/23/2012		$16,750,000	17,276,694	17,276,694	5.9%

			17,277,834	17,276,694
Pacific Press Technologies, Inc.	Capital Goods
Common Stock		8,463	94,513	132,014	—
Common Stock		25,000	250,000	349,196	0.1%
Second Lien Term Loan, 14.75% due 1/10/2013		$9,400,000	9,460,564	9,460,564	3.2%

			9,805,077	9,941,774
Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		$7,500,000	7,705,761	7,705,761	2.6%

			7,705,761	7,705,761	—

		Principal/			Percent of
Portfolio Company/Type of		No. of Shares/			Stockholders’
Investment(1)(2)(5)	Industry	No. of Units	Cost	Fair Value	Equity

Lighting by Gregory, LLC	Housewares & Specialties
1.1% membership interest			110,000	98,459	—
First Lien Term Loan, 9.75% due 2/28/2013		$5,000,000	4,500,002	4,500,002	1.5%
First Lien Term Loan, 14.5% due 2/28/2013		$7,000,000	7,010,208	7,010,208	2.4%

			11,620,210	11,608,669

Central Industrial Supply Co.	Manufacturing — Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		$16,375,000	15,800,700	15,800,700	5.4%

			15,800,700	15,800,700
Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		$9,600,000	9,661,464	9,661,464	3.3%

			9,661,464	9,661,464
Storyteller Theatres Corporation(11)	Entertainment — Theatres
First Lien Term Loan, 15% due 7/16/2014		$11,800,000	11,824,413	11,824,413	4.0%
Common Stock		1,692	169		—
Preferred Stock		20,000	200,000	196,587	0.1%

			12,024,582	12,021,000
HealthDrive Corporation	Healthcare Facilities
First Lien (Revolver), 12% due 7/17/2013		$500,000	500,000	500,000	0.2%
First Lien Term Loan, 10% due 7/17/2013		$8,000,000	8,000,000	8,000,000	2.7%
First Lien Term Loan, 13% due 7/17/2013		$10,000,000	10,008,333	10,008,333	3.4%

			18,508,333	18,508,333
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		$13,000,000	13,049,166	13,049,166	4.5%

			13,049,166	13,049,166
Total Non-Control/Non-Affiliate Investments			212,244,974	205,889,362	70.0%

Total Portfolio Investments			295,821,250	278,995,419	94.8%
Unearned Income			(5,236,265)	(5,236,265)

Total Investments Net of Unearned Income			290,584,985	273,759,154

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.

(8)	Rates have been temporarily increased on the term loans, as follows:

Best Vinyl: Interest Rate + 0.5% on Term Loan

TBA Global: PIK + 2.0% on Term Loan A and B

Filet of Chicken: Interest Rate + 1.0%; PIK + 1.0% on Term Loan

American Hardwoods: PIK + 0.75% on Term Loan

Nicos: PIK + 2.0% on Term Loan A and B

(9)	Rose Tarlow, Inc. has an undrawn revolver of $2,650,000 at LIBOR + 4%, 9% floor.

(10)	MK Network, LLC has an undrawn revolver of $2,000,000 at Prime + 1.5%, 10% floor.

(11)	Storyteller Theatres Corporation has an undrawn revolver of $2,000,000 at LIBOR + 3.5%, 10% floor.

See notes to Financial Statements.

Fifth Street Finance Corp.

Schedule of Investments
September 30, 2007

		Principal/			Percent of
Portfolio Company/Type of		No. of Shares/			Partners’
Investment(1)(2)	Industry	No. of Units	Cost	Fair Value	Capital

United States:
Control Investments(3)
Affiliate Investments(4)
O’Currance, Inc	Data Processing & Outsourced Services
3.3% Membership Interest in O’Currance Holding Company LLC			$250,000	$89,587	0.1%
1.75% Preferred Membership Interest			130,413	130,413	0.1%
First Lien Term Loan, 16.875% due 3/21/2012		$9,500,000	9,590,060	9,590,060	9.0%

			9,970,473	9,810,060
CPAC, Inc	Household Products & Specialty Chemicals
Common Stock		2,297	2,297,000	2,297,000	2.2%
Second Lien Term Loan, 17.5% due 4/13/2012		$10,000,000	9,015,137	9,015,137	8.4%

			11,312,137	11,312,137
Elephant & Castle, Inc.(5)	Restaurants
Series A Preferred Stock		7,500	750,000	500,000	0.5%
Second Lien Term Loan, 15.5% due 4/20/2012		$7,500,000	6,911,378	6,911,378	6.5%

			7,661,378	7,411,378
MK Network, LLC	Healthcare Technology
Membership Units(6)		6,114	584,795	1,095,000	1.0%
Second Lien Term Loan, 13.5% due 6/1/2012		$9,500,000	9,187,525	9,187,525	8.6%

			9,772,320	10,282,525	—

Total Affiliate Investments			38,716,308	38,816,100	36.4%
Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation	Building Products
Series A Preferred Stock		25,641	253,846	175,000	0.2%
Common Stock		25,641	2,564	—	0.0%
Second Lien Term Loan, 12% due 3/30/2013		$5,000,000	4,765,188	4,765,188	4.5%

			5,021,598	4,940,188
Safety Systems Acquisition Corporation	Construction and Engineering
Series B Preferred Stock		24,750	247,500	247,500	0.2%
Common Stock		25,000	2,500	67,500	0.1%
Second Lien Term Loan, 15% due 6/29/2014		$5,000,000	5,696,671	5,696,671	5.3%

			5,946,671	6,011,671
Nicos Polymers & Grinding Inc.	Commodity Chemicals
3.32% Membership Interest in Crownbrook Acquisition I LLC			168,086	215,000	0.2%
First Lien Term Loan, LIBOR +5%, 10% floor due 7/17/2012		$3,175,000	3,175,000	3,175,000	3.0%
Second Lien Term Loan, 13.5% due 7/17/2012		$5,625,000	5,515,093	5,515,093	5.2%

			8,858,179	8,905,093

		Principal/			Percent of
Portfolio Company/Type of		No. of Shares/			Partners’
Investment(1)(2)	Industry	No. of Units	Cost	Fair Value	Capital

TBA Global, LLC	Media: Advertising
Senior Preferred Shares		53,944	215,975	215,975	0.2%
Series A Shares		191,977	191,977	184,025	0.2%
Second Lien Term Loan, LIBOR +5%, 10% floor due 8/3/2010		$2,500,000	2,500,000	2,500,000	2.3%
Second Lien Term Loan, 14.5% due 8/3/2012		$10,000,000	9,637,793	9,637,793	9.0%

			12,545,745	12,537,793
Fitness Edge, LLC	Leisure Facilities
Common Stock		1,000	42,908	43,500	0.0%
First Lien Term Loan, LIBOR +5.25%, 10% floor due 8/08/2012		$2,500,000	2,500,000	2,500,000	2.3%
First Lien Term Loan, 15% due 8/08/2012		$4,225,000	4,199,196	4,199,196	3.9%

			6,742,104	6,742,696
Filet of Chicken	Food Distributors
Common Stock		36	421,992	421,992	0.4%
Second Lien Term Loan, 14.5% due 7/31/2012		$12,000,000	11,581,612	11,581,612	10.8%

			12,003,604	12,003,604
Total Non-Control/Non-Affiliate Investments			51,117,901	51,141,045	47.8%

Total Portfolio Investments			89,834,209	89,957,145	84.2%
Unearned Income			(1,566,293)	(1,566,293)

Total Investments Net of Unearned Income			88,267,916	88,390,852

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the partnership owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2007, the Partnership did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the partnership owns between 5% and 25% of the voting securities.

(5)	Equity ownership is held in Repechage Restaurant Group USA, Inc.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.

See notes to Financial Statements.

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1.	Organization

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

Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp., or the Company, an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.

On June 17, 2008, Fifth Street Finance Corp. completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”

Note 2.  Significant Accounting Policies

Basis of Presentation and Liquidity:

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the current year have been included. These financial statements and notes thereto should be read in conjunction with the September 30, 2007 financial statements and notes thereto included in the Company’s financial statements as filed with the Securities and Exchange Commission in the Company’s final prospectus dated June 11, 2008.

Although the Company expects to fund the growth of the Company’s investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders substantially all of its taxable income in order to satisfy the requirements applicable to regulated investment companies, or “RIC“s, under Subchapter M of the Internal Revenue Code.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation.

The financial statements include portfolio investments at fair value (excluding unearned income) of $279.0 million and $90.0 million at September 30, 2008 and September 30, 2007, respectively. The portfolio investments represent 94.8% and 84.2% of stockholder’s equity/partners’ capital at September 30, 2008 and September 30, 2007, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.

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

Recently Issued Accounting Pronouncements:

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not have any derivative instruments nor has it engaged in any hedging activities. Thus, SFAS 161 has no impact on the Company’s current financial statements.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

5) In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 become effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

6). In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

d) Distribution of earnings from portfolio companies are recorded as dividend income when the distribution is received.

e) The Company has investments in debt securities which contain a payment in kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as interest income. For the year ended September 30, 2008 and for the period from February 15, 2007 through September 30, 2007, the Company recorded PIK income of $4.9 million and $0.6 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The value of the equity interests in public companies for which market quotations are readily available is based upon the closing public market price. Securities that contain certain restrictions on sale are typically valued at a discount from the public market price of the security.

Consolidation:

As an investment company, the Company only consolidates subsidiaries that are also investment companies. At September 30, 2008 and 2007, the Company did not have any consolidated subsidiaries.

Cash and cash equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Deferred offering costs:

Deferred offering costs consist of legal, accounting, regulatory and printing fees incurred through the balance sheet date that are related to the Company’s Initial Public Offering (“IPO”) which closed on June 17, 2008. Accordingly, approximately $1.9 million of deferred offering costs have been charged to capital since June 17, 2008.

Income Taxes

Prior to the merger of the Partnership with and into the Company, the Company was treated as a partnership for federal and state income tax purposes. The Partnership generally does not record a provision for income taxes because the partners report their shares of the partnership income or loss on their income tax returns. Accordingly, the taxable income was passed through to the partners and the Partnership was not subject to an entity level tax as of December 31, 2007.

As a partnership, Fifth Street Mezzanine Partners III, LP filed a calendar year tax return for a short year initial period from February 15, 2007 through December 31, 2007. Upon the merger, Fifth Street Finance Corp., the surviving C-Corporation, made an election to be treated as a Regulated Investment Company (“RIC”) and adopted a September 30 tax year end. Accordingly, the first RIC tax return will be filed for the tax year beginning January 1, 2008 and ending September 30, 2008.

As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, and thus the Company anticipates that it will not incur any federal or state income tax. Further, since the Company anticipates timely distribution of its taxable income within the tax rules, the Company anticipates that it will not incur any U.S. federal excise tax.

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2008.

	Three Months Ended	Nine Months Ended	Year Ended
	December 31,	September 30,	September 30,
	2007(1)	2008(2)	2008

Net increase (decrease) in net assets resulting from operations	$3,198,000	$60,000	$3,258,000
Net change in unrealized (appreciation) depreciation from investments	476,000	16,472,000	16,948,000
Deferred loan origination fees and Interest- and dividend-related items	79,000	3,591,000	3,670,000
Organizational and deferred offering costs	152,000	(271,000)	(119,000)
Taxable/Tax distributable income	$3,905,000	$19,852,000	$23,757,000

(1)	As noted, the period prior to December 31, 2007 the Company filed its income tax return as a partnership, and therefore was not subject to tax treatment as a RIC under Subchapter M of the Code.

(2)	The Company’s taxable income for 2008 is an estimate and will not be finally determined until the Company files its 2008 tax return. Therefore, the final taxable income may be different than the estimate.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) certain investments that generate PIK interest; (3) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the life of the investment for book purposes, are treated as taxable income upon receipt; (4) certain employee-related costs which are accrued for book purposes, are not included in taxable income until paid; and (5) organizational and deferred offering costs.

As of September 30, 2008, the Company realized a taxable short-term capital gain of approximately $62,000, which will be treated as ordinary income on the Company’s tax return.

As of September 30, 2008, there is no substantial difference between the book and tax bases of the Company’s assets. The components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income — net (RIC Status)	$9,097,000
Unrealized losses — net	(16,826,000)
Accumulated partnership taxable income not subject to distribution	6,236,000
Other book-tax differences	(4,921,000)

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Dividends Paid:

Distributions to stockholders are recorded on the declaration date. The Company is required to distribute annually to its stockholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on management’s estimate of the Company’s annual taxable income. Based on that, a dividend is declared and paid each quarter. The Company maintains an “opt out” dividend reimbursement plan for its stockholders.

For the year ended September 30, 2008, the Company’s Board of Directors declared the following distributions:

	Total	Total per
Date Declared	Amount	Share	Record Date	Payment Date

May 1, 2008	$3,744,291	$0.30	May 19, 2008	June 3, 2008
August 6, 2008	7,010,430	0.31	September 10, 2008	September 26, 2008

	$10,754,721	$0.61

For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the form 1099-DIV for the calendar year 2008. To date, the Company’s operations have resulted in no long-term capital gains or losses. The Company anticipates declaring further distributions to its stockholders to meet the distribution requirements pursuant to Subchapter M of the Code (See Subsequent Events).

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

At September 30, 2008, 94.8% of stockholders’ equity or $279.0 million was invested in 24 long-term portfolio investments and 7.8% of stockholders’ equity was invested in cash and cash equivalents. In comparison, at September 30, 2007, 84.2% of partners’ capital was invested in 10 long-term portfolio investments and 16.5% of partners’ capital was invested in cash and cash equivalents. As of September 30, 2008, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests.

The Company’s off-balance sheet arrangements consisted of $24.7 million and $7.0 million of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2008 and September 30, 2007, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s balance sheet.

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of September 30, 2008 and September 30, 2007 is shown in the table below:

	Unfunded Commitments	Unfunded Commitments
	as of September 30, 2008	as September 30, 2007

MK Network, LLC	$2,000,000	$2,000,000
Fitness Edge, LLC	1,500,000	2,500,000
Rose Tarlow, Inc.	2,650,000	—
Martini Park, LLC*	11,000,000	—
Western Emulsions, Inc	2,000,000	—
Storyteller Theaters Corporation	4,000,000	—
HealthDrive Corporation	1,500,000	—
TBA Global, LLC	—	2,500,000

Total	$24,650,000	$7,000,000

*	The $11.0 million unfunded capital commitment to Martini Park was terminated subsequent to September 30, 2008 (See Subsequent Events)

Summaries of the composition of the Company’s investment portfolio at cost and fair value (excluding unearned income) as a percentage of total investments are shown in the following tables:

	September 30, 2008		September 30, 2007

Cost
First Lien Debt	$110,838,716	37.47%	$5,675,000	6.32%
Second Lien Debt	175,661,559	59.38%	78,599,653	87.49%
Purchased Equity	4,120,368	1.39%	1,788,008	1.99%
Equity Grants	5,200,607	1.76%	3,771,548	4.20%

	$295,821,250	100.00%	$89,834,209	100.00%

	September 30, 2008		September 30, 2007

Fair Value
First Lien Debt	$110,369,601	39.56%	$5,675,000	6.31%
Second Lien Debt	164,021,612	58.79%	78,599,653	87.37%
Purchased Equity	2,001,213	0.72%	1,921,316	2.14%
Equity Grants	2,602,993	0.93%	3,761,176	4.18%

	$278,995,419	100.00%	$89,957,145	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	September 30, 2008		September 30, 2007

Cost
Northeast	$91,319,980	30.87%	$44,346,118	49.37%
West	83,062,709	28.08%	33,484,486	37.27%
Southwest	54,764,580	18.51%	—	—
Southeast	43,819,739	14.81%	12,003,605	13.36%
Midwest	22,854,242	7.73%	—	—

	$295,821,250	100.00%	$89,834,209	100.00%

	September 30, 2008		September 30, 2007

Fair Value
Northeast	$75,541,204	27.08%	$44,653,829	49.64%
West	81,780,209	29.31%	33,299,711	37.02%
Southwest	54,759,859	19.63%	—	—
Southeast	43,923,208	15.74%	12,003,605	13.34%
Midwest	22,990,939	8.24%	—	—

	$278,995,419	100.00%	$89,957,145	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Set forth below are tables showing the composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2008 and September 30, 2007 (excluding unearned income):

	September 30, 2008		September 30, 2007

Cost
Trailer Leasing Services	$17,277,834	5.84%	$—	—
Data Processing and Outsourced Services	14,039,436	4.75%	9,970,473	11.10%
Footwear and Apparel	18,343,124	6.20%	—	—
Media-Advertising	12,996,004	4.39%	12,545,745	13.96%
Food Distributors	12,193,531	4.12%	12,003,604	13.36%
Household Products/Specialty Chemicals	11,993,804	4.05%	11,312,137	12.59%
Lumber Products	10,517,204	3.56%	—	—
Healthcare Technology	9,839,279	3.33%	9,772,320	10.88%
Commodity Chemicals	9,072,396	3.07%	8,858,179	9.86%
Restaurants	19,861,228	6.71%	7,661,378	8.53%
Leisure Facilities	7,613,288	2.57%	6,742,104	7.51%
Construction & Engineering	18,991,967	6.42%	5,946,671	6.62%
Building Products	7,064,333	2.39%	5,021,598	5.59%
Capital Goods	9,805,077	3.31%	—	—
Home Furnishing Retail	11,627,845	3.93%	—	—
Healthcare Service	23,920,446	8.09%	—	—
Manufacturing — Mechanical Products	15,800,700	5.34%	—	—
Housewares & Specialties	11,620,210	3.93%	—	—
Emulsions Manufacturing	9,661,464	3.27%	—	—
Entertainment — Theaters	12,024,583	4.06%	—	—
Healthcare Facilities	18,508,333	6.26%	—	—
Merchandise Display	13,049,166	4.41%	—	—

Total	$295,821,250	100.00%	$89,834,209	100.00%

	September 30, 2008		September 30, 2007

Fair Value
Trailer Leasing Services	$17,276,694	6.19%	$—	—
Data Processing and Outsourced Services	13,886,592	4.98%	9,810,060	10.91%
Footwear and Apparel	18,242,368	6.54%	—	—
Media-Advertising	12,731,470	4.56%	12,537,793	13.93%
Food Distributors	12,193,531	4.37%	12,003,604	13.34%
Household Products/Specialty Chemicals	3,766,496	1.35%	11,312,137	12.58%
Lumber Products	4,557,565	1.63%	—	—
Healthcare Technology	10,014,925	3.59%	10,282,525	11.43%
Commodity Chemicals	8,977,066	3.22%	8,905,093	9.90%
Restaurants	18,188,499	6.52%	7,411,378	8.24%
Leisure Facilities	7,625,413	2.73%	6,742,696	7.50%
Construction & Engineering	18,921,866	6.78%	6,011,671	6.68%
Building Products	7,066,522	2.53%	4,940,188	5.49%
Capital Goods	9,941,774	3.57%	—	—
Home Furnishing Retail	10,931,391	3.92%	—	—
Healthcare Services	24,023,915	8.61%	—	—
Manufacturing — Mechanical Products	15,800,700	5.66%	—
Housewares & Specialties	11,608,669	4.16%	—	—

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	September 30, 2008		September 30, 2007

Emulsions Manufacturing	9,661,464	3.46%	—	—
Entertainment — Theatres	12,021,000	4.31%	—	—
Healthcare Facilities	18,508,333	6.64%	—	—
Merchandise Display	13,049,166	4.68%	—	—

Total	$278,995,419	100.00%	$89,957,145	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2008, the Company had no investment that was greater than 10% of the total investment portfolio. At September 30, 2007, the Partnership had five investments that were greater than 10% of the total investment portfolio. Such investments represented approximately 62.2% of the fair value of the portfolio and approximately 61.9% of cost at September 30, 2007. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the year ended September 30, 2008, no investment generated income exceeding 10% of investment income.

Note 4.	Unearned Fee Income — Debt Origination Fees

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

Accumulated unearned fee income activity for the years ended September 30, 2008 and 2007 was as follows:

	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007

Beginning accumulated unearned fee income balance	$1,566,293	$—
Net fees received	5,478,011	1,795,125
Unearned fee income recognized	(1,808,039)	(228,832)

Ending Unearned Fee Income Balance	$5,236,265	$1,566,293

Note 5.	Share Data and Stockholders’ Equity

Effective January 2, 2008, the Partnership merged with and into the Company. At the time of the merger, all outstanding partnership interests in the Partnership were exchanged for 12,480,972 shares of common stock of the Company. An additional 26 fractional shares were payable to the stockholders in cash.

On June 3, 2008, the Company issued 133,217 shares of its common stock in conjunction with the dividend distribution.

On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The net proceeds totaled approximately $129.4 million net of investment banking commissions of approximately $9.9 million and offering costs of approximately $1.9 million.

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the weighted average shares outstanding for computing basic and diluted income (loss) per common share for the year ended September 30, 2008.

For the Year
Ended
September 30,
2008

Weighted average common shares outstanding, basic and diluted	15,557,469

On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008 the Company paid a cash dividend of approximately $1.9 million and a stock dividend of 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008 the Company paid a cash dividend of $5.1 million, and redistributed a total of 196,786 shares ($1.9 million) of our common stock under our dividend reinvestment plan.

Note 6.	Line of Credit

On January 15, 2008, the Company entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. Additionally, the Company incurs a 30 basis points unused line fee on unused amounts under the line of credit. The credit facility is secured by the Company’s existing investments. As of March 31, 2008, the Company had drawn approximately $14.4 million on the credit facility to fund additional investments. The Company borrowed an additional $35.6 million in the quarter ended June 30, 2008, and repaid the entire $50 million loan by June 17, 2008. The weighted average rate for the loans was approximately 4.3%.

Under the credit facility, the Company must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, the Company must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At September 30, 2008, the Company was in compliance with these covenants.

On November 28, 2008, Bank of Montreal approved a renewal of the Company’s $50 million credit facility, subject only to satisfactory documentation. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest expense for the year ended September 30, 2008 was $0.5 million, excluding interest on redeemable preferred stock of $0.2 million and a redemption fee of $0.2 million on the redemption of preferred stock. Interest expense for the period from February 15, 2007 through September 30, 2007 was $0.5 million.

Note 7.	Interest and Dividend Income

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s valuation policy, accrued interest is evaluated periodically for collectability. Distributions from portfolio companies are recorded as dividend income when the distribution is received.

The Company holds debt in its portfolio that contains a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of repayment of the debt. The Company’s policy is to stop accruing PIK interest, and write off any accrued and uncollected interest, when it is determined that PIK interest is no longer collectible.

As of September 30, 2008, the Company had no investments that were delinquent on interest payments or which were otherwise on non-accrual status.

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

For the year ended September 30, 2008, the Company had a realized gain of approximately $62,000 from the sale of equity interest in Filet of Chicken.

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit.

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement the Company pays the Investment Adviser a fee for its services under the investment advisory agreement consisting of two components-a base management fee and an incentive fee.

Base management Fee

The base management fee is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears,

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

For the year ended September 30, 2008 and the period February 15, 2007 through September 30, 2007, base management fees were approximately $4.3 million and $1.6 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

From the time the investment advisory agreement became effective, on January 2, 2008, through September 30, 2008, incentive fees were approximately $4.1 million. There were no incentive fees for prior periods.

Transaction fees

Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Investment Adviser received 20% of transaction origination fees. For the year ended September 30, 2008, payments for the transaction fees paid to the Investment Adviser amounted to $0.2 million and were expensed as incurred, compared to $0.4 million for the period February 15, 2007 through September 30, 2007.

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our investment adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser.

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

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

For the year ended September 30, 2008, the Company incurred administrative expenses of approximately $1.6 million. At September 30, 2008, approximately $0.6 million was included in Due to FSC, Inc. in the balance sheet.

Preferred Stock

On April 25, 2008, the Company sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. (see Note 13 — Preferred Stock).

Note 12.	Financial Highlights

		For the Period
	For the Year Ended	February 15 through
	September 30,	September 30,
	2008(1)(2)	2007

Per Share Data(3)
Net Asset value at beginning of period	$8.56	NA
Adjustment to net asset value for new issuances of common stock	(3.84)	NA
Capital contributions	2.94	NA
Capital withdrawals	(0.12)	NA
Net proceeds from the issuance of common stock	5.73	NA
Net Investment Income	0.89	NA
Net change in unrealized appreciation (depreciation) of investments	(0.75)	NA
Cash dividends paid	(0.39)	NA

Net Asset value at end of period	$13.02	$ NA

Stockholders’ Equity at beginning of period	$106,815,695	$—
Stockholders’ Equity at end of period	$294,335,839	$106,815,695
Average Stockholders’ Equity(4)	$205,932,850	$30,065,414
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity(5)	5.86%	8.53%
Ratio of total expenses to average stockholders’ equity(5)	6.35%	11.10%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity(5)	1.11%	1.01%
Ratio of unrealized appreciation (depreciation) in investments to ending stockholders’ equity(5)	(5.76)%	0.12%
Total return to stockholders based on average stockholders’ equity(5)	1.58%	3.60%
Weighted Average outstanding debt(6)	$11,887,427	$12,155,296

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the year ended September 30, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 due to the merger. There was no established public trading market for the stock for the period prior to October 1, 2007.

(3)	Based on actual shares outstanding at the end of the corresponding period.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(5)	Interim periods are not annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.

Note 13.	Preferred Stock

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

Note 14.	Subsequent Events

On October 10, 2008, Rose Tarlow made a $350,000 draw on its previously undrawn revolver. Prior to the draw, the Company’s unfunded commitment was $2.65 million. In addition, the revolver interest rate increased to 12% and the term loan increased to 12.5%.

On October 15, 2008, the Company announced an $8.0 million Open Market Share Repurchase Plan. Under this plan, the Company may repurchase up to $8.0 million of common stock at prices below its net asset value as reported in the most recently published financial statements. The program expires December 31, 2009, unless otherwise extended by the Company’s Board of Directors.

On October 29, 2008, the Company made an $11.0 million investment in Cenegenics LLC, an age management medical institution headquartered in Las Vegas, Nevada. The Company’s investment consists of an $11.0 million term loan with a 17.0% annual interest rate.

On November 4, 2008, the Company terminated its unfunded commitment of $11.0 million to Martini Park.

On November 26, 2008, the Company invested an additional $7.0 million in Boot Barn, an existing portfolio company, to support an acquisition and additional equity investment. The new investment consists of a $7.0 million term loan with a 17% annual interest rate.

FIFTH STREET FINANCE CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On November 28, 2008, Bank of Montreal approved a renewal of the Company’s $50 million credit facility, subject only to satisfactory documentation. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.

On December 1, 2008, the Company invested an additional $5.3 million in MK Network, LLC to support an acquisition. The new investment consists of a $5.3 million term loan with a 17.5% annual interest rate.

On December 9, 2008, the Company’s Board of Directors declared a cash dividend of $0.32 per share payable on December 29, 2008 to stockholders of record as of December 19, 2008 for the first fiscal quarter of 2009, and a cash dividend of $0.33 per share payable on January 29, 2009 to stockholders of record as of December 30, 2008 for the second fiscal quarter of 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. In accordance with transition rules established by rules of the Securities and Exchange Commission for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm.

Changes in Internal Controls

As previously disclosed in our final prospectus dated June 11, 2008, our independent registered public accounting firm, Grant Thornton LLP, identified material weaknesses in our internal control over financial reporting.

We have remediated the material weaknesses by utilizing outside accounting resources and adding personnel with appropriate accounting experience to our staff.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the definitive proxy statement relating to our 2009 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or prior to January 28, 2009, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of Fifth Street. This code of business conduct and ethics is published on our Website at www.fifthstreetfinance.com. We will disclose any amendments to, or waivers from, this code of business conduct and ethics on our website.

Item 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to January 28, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Proxy to be filed with the Securities and Exchange Commission on or prior to January 28, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to January 28, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm,” to be filed with the Securities and Exchange Commission on or prior to January 28, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1		Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
3.2		Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.3		Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.4		Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
10.1		Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.2		Form of Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit (g) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.3		Custodial Agreement (Incorporated by reference to Exhibit (j) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.4		Form of Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit (k)(1) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.5		Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit (k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.6		Secured Revolving Credit Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.7		Guarantee and Security Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.8		First Amendment to Secured Revolving Credit Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(5) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.9		First Amendment to Guarantee and Security Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
31	.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32	.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

By:	/s/ William H. Craig
William H. Craig
Chief Financial Officer and Chief Compliance Office

Date: December 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman, President and Chief Executive Officer (principal executive officer)	December 10, 2008

/s/ WILLIAM H. CRAIG William H. Craig	Chief Financial Officer and Chief Compliance Officer (principal financial officer)	December 10, 2008

/s/ BERNARD D. BERMAN Bernard D. Berman	Secretary	December 10, 2008

/s/ ADAM C. BERKMAN Adam C. Berkman	Director	December 10, 2008

/s/ BRIAN S. DUNN Brian S. Dunn	Director	December 10, 2008

/s/ BYRON J. HANEY Byron J. Haney	Director	December 10, 2008

/s/ FRANK C. MEYER Frank C. Meyer	Director	December 10, 2008

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 10, 2008

/s/ BRUCE E. TOLL Bruce E. Toll	Director	December 10, 2008

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).