Form 10-Q
period 2008-12-31
Fifth Street Finance Corp
filed 2009-02-06
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of January 28, 2009 was 22,641,615.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
TABLE OF CONTENTS
PART I FINANCIAL INFORMATION

Fifth Street Finance Corp.
Balance Sheets
(unaudited)

	December 31,	September 30,
	2008	2008
Assets
Investments at fair value:
Affiliate investments (cost 12/31/2008: $87,436,639; 9/30/2008: $81,820,636)	$71,096,995	$71,350,417
Non-control/Non-affiliate investments (cost 12/31/2008: $219,082,778; 9/30/2008: $208,764,349)	200,114,155	202,408,737

Total investments at fair value	271,211,150	273,759,154
Cash and cash equivalents	7,194,139	22,906,376
Interest receivable	2,598,215	2,367,806
Due from portfolio company	66,084	80,763
Prepaid expenses	259,583	34,706

Total Assets	$281,329,171	$299,148,805

Liabilities
Accounts payable, accrued expenses and other liabilities	$360,879	$567,691
Base management fee payable	1,370,675	1,381,212
Incentive fee payable	2,052,595	1,814,013
Dividends payable	8,603,814	—
Due to FSC, Inc.	302,258	574,102
Interest payable	417	38,750
Payments received in advance from portfolio companies	90,102	133,737
Offering costs payable	—	303,461

Total Liabilities	12,780,740	4,812,966

Commitments and Contingencies (Note 3)
Stockholders’ Equity :
Common stock, $0.01 par value, 49,800,000 shares authorized, 22,641,615 and 22,614,289 shares issued and outstanding at December 31, 2008 and September 30, 2008	226,416	226,143
Additional paid-in-capital	300,823,954	300,524,155
Net unrealized depreciation on investments	(35,308,268)	(16,825,831)
Net realized gain on investments	62,487	62,487
Accumulated undistributed net investment income	2,743,842	10,348,885

Total Stockholders’ Equity	268,548,431	294,335,839

Total Liabilities and Stockholders’ Equity	$281,329,171	$299,148,805

See notes to Financial Statements.

Fifth Street Finance Corp.
Statements of Operations
(unaudited)

	For the three months ended December 31,
	2008	2007
Investment income:
Interest income:
Affiliate investments	$3,071,523	$1,744,976
Non-control/Non- affiliate investments	8,335,053	3,195,565
Interest on cash and cash equivalents	79,190	212,569

Total interest income	11,485,766	5,153,110

Fee income:
Affiliate investments	446,913	109,054
Non-control/Non- affiliate investments	616,610	164,670

Total fee income	1,063,523	273,724

Dividend and other income:
Other income	35,396	—

Total dividend and other income	35,396	—

Total investment income	12,584,685	5,426,834

Expenses:
Base management fees	1,370,675	844,522
Incentive fees	2,052,595	—
Professional fees	385,943	206,329
Board of Directors fees	39,250	—
Organizational costs	—	146,432
Interest expense	40,158	114,699
Administrator expense	180,430	109,340
Line of credit guarantee expense	—	83,333
Transaction fees	—	206,726
General and administrative expenses	305,252	41,452

Total expenses	4,374,303	1,752,833

Net investment income	8,210,382	3,674,001

Unrealized depreciation on investments:
Affiliate investments	(5,869,425)	(408,031)
Non-control/Non- affiliate investments	(12,613,013)	(68,306)

Total unrealized depreciation on investments	(18,482,438)	(476,337)

Net increase (decrease) in net assets resulting from operations	$(10,272,056)	$3,197,664

Earnings (loss) per common share-basic and diluted(1)	$(0.46)	$0.26
Net investment income per common share-basic and diluted(1)	$0.36	$0.29
Weighted average common shares-basic and diluted	22,562,191	12,480,972

(1)	The earnings and net investment income per share calculations for the three months ended December 31, 2007 are based on the assumption that, if the number of shares issued at the time of the merger of Fifth Street Mezzanine Partners III L.P. with and into Fifth Street Finance Corp. on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the three-month period, on October 1, 2007, Fifth Street Finance Corp’s earnings and net investment income per share would have been $0.26 and $0.29 per share, respectively.
See notes to Financial Statements.

Fifth Street Finance Corp.
Statements of Changes in Net Assets
(unaudited)

	For the three months ended December 31,
	2008	2007
Operations:
Net investment income	$8,210,382	$3,674,001
Net unrealized depreciation on investments	(18,482,438)	(476,337)

Net increase (decrease) in net assets from operations	(10,272,056)	3,197,664

Stockholder transactions:
Distributions to stockholders from net investment income	(15,815,427)	—

Net decrease in assets from stockholder transactions	(15,815,427)	—

Capital share transactions:
Issuance of common stock under dividend reinvestment plan	762,557	—
Repurchases of common stock	(462,482)	—
Capital contributions from partners	—	66,497,000
Capital withdrawals by partners	—	(2,810,369)

Net increase in assets from capital share transactions	300,075	63,686,631

Total increase (decrease) in net assets	(25,787,408)	66,884,295
Net assets at beginning of period	294,335,839	106,815,695

Net assets at end of period	$268,548,431	$173,699,990

Net asset value per common share	$11.86	$13.92

Common shares outstanding at end of period	22,641,615	12,480,972
See notes to Financial Statements.

Fifth Street Finance Corp.
Statements of Cash Flows
(unaudited)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(10,272,056)	$3,197,664
Change in unrealized depreciation on investments	18,482,438	476,337
Paid-in-kind income, net of cash received	(1,696,351)	(728,483)
Recognition of fee income	(1,063,524)	(273,724)
Accretion of original issue discount on investments	(195,922)	(187,212)
Other income	(35,396)	—
Change in operating assets and liabilities:
Fee income received	982,763	1,048,500
Increase in interest receivable	(230,409)	(417,052)
Decrease in due from portfolio company	14,679	127,715
Decrease in prepaid management fees	—	252,586
Increase in prepaid expenses	(224,877)	—
Decrease in accounts payable, accrued expenses and other liabilities	(206,812)	(317,107)
Decrease in base management fee payable	(10,537)	—
Increase in incentive fee payable	238,582	—
Decrease in due to FSC, Inc.	(271,844)	—
Decrease in interest payable	(38,333)	(9,934)
Increase (decrease) in payments received in advance from portfolio companies	(43,635)	36,003
Purchases of investments	(23,650,000)	(45,200,117)
Principal payments received on investments	9,688,600	62,500

Net cash used by operating activities	(8,532,634)	(41,932,324)

Dividends paid in cash	(6,449,056)	—
Repurchases of common stock	(462,482)	—
Capital contributions	—	66,497,000
Capital withdrawals	—	(2,810,369)
Borrowings	—	28,250,000
Repayments of borrowings	—	(28,250,000)
Offering costs paid	(268,065)	(518,915)

Net cash provided (used) by financing activities	(7,179,603)	63,167,716

Net increase (decrease) in cash and cash equivalents	(15,712,237)	21,235,392
Cash and cash equivalents, beginning of period	22,906,376	17,654,056

Cash and cash equivalents, end of period	$7,194,139	$38,889,448

Supplemental Information:
Cash paid for interest	$78,491	$124,633
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$762,557	$—

See notes to Financial Statements.

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Affiliate Investments(4)

O’Currance, Inc	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,212,525	$10,008,196	$10,008,196
First Lien Term Loan B, 16.875% due 3/21/2012		3,425,481	3,370,271	3,370,271
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	—
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	57,274

			13,758,880	13,435,741

CPAC, Inc.(9)	Household Products & Specialty Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		10,734,808	9,519,244	1,043,762

Common Stock			2,297,000	—

			11,816,244	1,043,762

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,864,525	7,247,086	7,247,086
Series A Preferred Stock			750,000	84,762

			7,997,086	7,331,848

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,141,391	9,121,974
First Lien Term Loan B, 17.5% due 6/1/2012		5,318,256	5,007,659	4,997,023
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 - undrawn revolver of $2,000,000		—	(9,447)	(9,447)

Membership Units(6)			771,575	196,662

			14,911,178	14,306,212

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Rose Tarlow, Inc.(9)	Home Furnishing Retail

First Lien Term Loan, 12% due 1/25/2014		10,000,000	9,803,776	8,257,802
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 - undrawn revolver of $2,300,000		700,000	674,583	568,207
6.9% membership interest in RTMH Acquisition Company			1,275,000	284,904
0.1% membership interest in RTMH Acquisition Company			25,000	4,129

			11,778,359	9,115,042

Martini Park, LLC(9)	Restaurants

First Lien Term Loan, 14% due 2/20/2013		4,133,184	3,412,351	2,712,825

5% membership interest			650,000	—

			4,062,351	2,712,825

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		9,642,649	9,064,549	9,064,549
Second Lien Term Loan B, 16.5% due 2/25/2013		13,917,461	12,967,594	12,967,594

Series A Preferred Stock			1,080,398	1,119,422

			23,112,541	23,151,565

Total Affiliate Investments			$87,436,639	$71,096,995

Non-Control/Non-Affiliate Investments(7)

Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,732,521	6,732,521

Series A Preferred Stock			253,846	177,515

Common Stock			2,564	—

			6,988,931	6,910,036

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		18,882,532	18,656,651	18,377,406

Series B Preferred Stock			247,500	135,653

Common Stock			2,500	—

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

			18,906,651	18,513,059
Nicos Polymers & Grinding Inc.(9)	Commodity Chemicals

First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,170,158	3,148,363	3,147,521
First Lien Term Loan B, 13.5% due 7/17/2012		5,834,741	5,653,360	5,651,849

Interest in Crownbrook Acquisition I LLC			168,086	20,455

			8,969,809	8,819,825

TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,544,946	2,534,199	2,421,156
Second Lien Term Loan B, 14.5% due 8/3/2012		10,475,852	9,993,889	9,548,093

Senior Preferred Shares			215,975	—

Shares A Shares			191,977	—

			12,936,040	11,969,249

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,125,000	2,110,379	1,973,991
First Lien Term Loan B, 15% due 8/8/2012		5,387,736	5,248,324	4,909,140

Common Units			42,908	41,796

			7,401,611	6,924,927

Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,572,234	12,061,775	12,061,775

			12,061,775	12,061,775

Boot Barn(9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		21,595,933	21,373,170	21,373,170

Series A Preferred Stock			247,060	72,455

Common Stock			131	—

			21,620,361	21,445,625

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

American Hardwoods Industries	Lumber Products

Holdings, LLC(9)
Second Lien Term Loan, 15% due 10/15/2012		10,073,644	10,099,746	1,683,448

Membership Units			250,000	—

			10,349,746	1,683,448

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,421,517	17,147,648	14,367,105

Common Stock			1,140	—

			17,148,788	14,367,105

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,611,682	9,376,031	9,376,031

Common Stock			344,513	390,768

			9,720,544	9,766,799

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,784,800	7,664,800	7,664,800

			7,664,800	7,664,800

Lighting by Gregory, LLC	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		4,250,003	4,178,589	2,708,158
First Lien Term Loan B, 14.5% due 2/28/2013		7,020,772	6,906,440	4,476,088

1.1% membership interest			110,000	—

			11,195,029	7,184,246

Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,831,952	15,538,599	15,538,599

			15,538,599	15,538,599

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		9,723,322	9,591,322	9,591,322

			9,591,322	9,591,322

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Storytellers Theaters Corporation	Entertainment - Theaters

First Lien Term Loan, 15% due 7/16/2014		7,219,029	7,093,323	7,093,323
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 - undrawn revolver of $2,000,000		—	(18,333)	(18,333)

Common Stock			169	—

Preferred Stock			200,000	107,919

			7,275,159	7,182,909

HealthDrive Corporation	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		7,950,000	7,877,478	7,226,347
First Lien Term Loan A, 13% due 7/17/2013		10,008,611	9,828,611	9,016,204

First Lien Revolver, 12% due 7/17/2013 - undrawn revolver of $1,750,000		250,000	232,000	212,824

			17,938,089	16,455,375

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,115,975	12,877,641	12,877,641

			12,877,641	12,877,641

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		11,098,014	10,746,775	10,746,775

Common Units			151,108	410,640

			10,897,883	11,157,415

Total Non-Control/Non-Affiliate Investments			$219,082,778	$200,114,155

Total Portfolio Investments			$306,519,417	$271,211,150

Fifth Street Finance Corp.
Schedule of Investments
December 31, 2008
(unaudited)

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of December 31, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008	-	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	October 10, 2008	+ 3.0% on Revolver + 0.5% on Term Loan	-	Per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	-	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	-	+ 2.0% on Term Loan A and B	Per waiver agreement
TBA Global, LLC	February 15, 2008	-	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	August 1, 2008	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Boot Barn	October 23, 2008	+ 0.5% on Term Loan	+ 2.0% on Term Loan	Per waiver agreement
American Hardwoods Industries Holdings, LLC	April 1, 2008	+ 6.75% on Term Loan	- 3.0% on Term Loan	Default interest retroactively imposed per credit agreement
See notes to Financial Statements.

Fifth Street Finance Corp.
Schedule of Investments
September 30, 2008

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Affiliate Investments(4)

O’Currance, Inc	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,108,838	$9,888,488	$9,888,488
First Lien Term Loan B, 16.875% due 3/21/2012		3,640,702	3,581,245	3,581,245
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	97,156
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413

			13,850,146	13,697,302

CPAC, Inc.	Household Products & Specialty Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		10,613,769	9,556,805	3,626,497
Common Stock			2,297,000	—

			11,853,805	3,626,497

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,809,513	7,145,198	7,145,198
Series A Preferred Stock			750,000	196,386
			7,895,198	7,341,584

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,115,152	9,115,152
First Lien Term Loan B, 17.5% due 6/1/2012		—	—	—
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 - undrawn revolver of $2,000,000		—	(11,113)	(11,113)
Membership Units(6)			584,795	760,441
			9,688,834	9,864,480

Rose Tarlow, Inc.	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,000,000	9,796,648	9,796,648
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 - undrawn revolver of $2,650,000		350,000	323,333	323,333
6.9% membership interest in RTMH Acquisition Company			1,275,000	591,939
0.1% membership interest in RTMH Acquisition Company			25,000	11,607
			11,419,981	10,723,527

Fifth Street Finance Corp.
Schedule of Investments
September 30, 2008

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Martini Park, LLC	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,049,822	3,188,351	2,719,236
5% membership interest			650,000	—
			3,838,351	2,719,236

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		10,000,000	9,381,973	9,381,973
Second Lien Term Loan B, 16.5% due 2/25/2013		13,809,891	12,811,950	12,811,951
Series A Preferred Stock			1,080,398	1,183,867
			23,274,321	23,377,791

Total Affiliate Investments			$81,820,636	$71,350,417

Non-Control/Non-Affiliate Investments(7)

Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,716,712	6,716,712
Series A Preferred Stock			253,846	253,846
Common Stock			2,564	4,753
			6,973,122	6,975,311

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		18,741,969	18,503,268	18,503,268
Series B Preferred Stock			247,500	179,899
Common Stock			2,500	—
			18,753,268	18,683,167

Nicos Polymers & Grinding Inc.(9)	Commodity Chemicals
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,216,511	3,192,408	3,192,408
First Lien Term Loan B, 13.5% due 7/17/2012		5,786,547	5,594,313	5,594,313
Interest in Crownbrook Acquisition I LLC			168,086	72,756
			8,954,807	8,859,477

TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,531,982	2,516,148	2,516,148
Second Lien Term Loan B, 14.5% due 8/3/2012		10,369,491	9,857,130	9,857,130
Senior Preferred Shares			215,975	143,418
Shares A Shares			191,977	—
			12,781,230	12,516,696

Fifth Street Finance Corp.
Schedule of Investments
September 30, 2008

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,250,000	2,233,636	2,233,636
First Lien Term Loan B, 15% due 8/8/2012		5,353,461	5,206,261	5,206,261
Common Units			42,908	55,033
			7,482,805	7,494,930

Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,516,185	11,994,788	11,994,788
			11,994,788	11,994,788

Boot Barn	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		18,095,935	17,788,078	17,788,078
Series A Preferred Stock			247,060	146,435
Common Stock			131	—
			18,035,269	17,934,513

American Hardwoods Industries Holdings, LLC(9)	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,334,704	10,094,129	4,384,489
Membership Units			250,000	—
			10,344,129	4,384,489

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,277,619	16,985,473	16,985,473
Common Stock			1,140	—
			16,986,613	16,985,473

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,544,447	9,294,486	9,294,486
Common Stock			344,513	481,210
			9,638,999	9,775,696

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,705,762	7,578,261	7,578,261
			7,578,261	7,578,261

Lighting by Gregory, LLC	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		4,500,002	4,420,441	4,420,441
First Lien Term Loan B, 14.5% due 2/28/2013		7,010,207	6,888,876	6,888,876
1.1% membership interest			110,000	98,459
			11,419,317	11,407,776

Fifth Street Finance Corp.
Schedule of Investments
September 30, 2008

Portfolio Company /Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,800,700	15,494,737	15,494,737
			15,494,737	15,494,737

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		9,661,464	9,523,464	9,523,464
			9,523,464	9,523,464

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		11,824,414	11,598,248	11,598,248
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 - undrawn revolver of $2,000,000		—	(17,566)	(17,566)
Common Stock			169	—
Preferred Stock			200,000	196,588
			11,780,851	11,777,270

HealthDrive Corporation	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		8,000,000	7,923,357	7,923,357
First Lien Term Loan A, 13% due 7/17/2013		10,008,333	9,818,333	9,818,333
First Lien Revolver, 12% due 7/17/2013 - undrawn revolver of $1,500,000		500,000	481,000	481,000
			18,222,690	18,222,690

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,049,166	12,799,999	12,799,999
			12,799,999	12,799,999

Total Non-Control/Non-Affiliate Investments			$208,764,349	$202,408,737

Total Portfolio Investments			$290,584,985	$273,759,154

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the partnership owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the partnership owns between 5% and 25% of the voting securities.

(5)	Equity ownership maybe held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments or Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	-	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	-	+ 2.0% on Term Loan A and B	Per waiver agreement
TBA Global, LLC	February 15, 2008	-	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	August 1, 2008	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
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
          Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp., an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the three months ended December 31, 2007 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.
          On June 17, 2008, Fifth Street Finance Corp. completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
Note 2. Significant Accounting Policies
Basis of Presentation and Liquidity:
          Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending September 30, 2009. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended September 30, 2008.
          Although the Company expects to fund the growth of the Company’s investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders substantially all of its taxable income in order to satisfy the requirements applicable to regulated investment companies, or “RIC”s, under Subchapter M of the Internal Revenue Code (“Code”). Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of December 31, 2008, we had $7.2 million in cash, portfolio investments (at fair value) of $271.2 million, $2.6 million of interest receivable, dividends payable of $8.6 million, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $13.6 million. At January 31, 2009, we had $0.7 million in cash, $2.2 million of interest receivable, no dividends payable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $12.8 million.
Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and Article 6 of Regulation S-X under the Securities Exchange Act of 1934 requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation.

     The financial statements include portfolio investments at fair value of $271.2 million and $273.8 million at December 31, 2008 and September 30, 2008, respectively. The portfolio investments represent 101.0% and 93.0% of stockholders’ equity at December 31, 2008 and September 30, 2008, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
     The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; and, “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/ Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.
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
Investments:
a) Valuation:
          As described below, effective October 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157. In accordance with that standard, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157 on October 1, 2008, the Company reported unearned fees as a single line item on the Balance Sheets and Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations.
          At December 31, 2008 and September 30, 2008, $251.0 million and $251.5 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 93.6% and 93.5%, respectively, of the Company’s total portfolio of investments at fair value. At December 31, 2008 and September 30, 2008, the Company had equity investments designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.
          During the three months ended December 31, 2008 and September 30, 2008, the Company recorded no realized gains or losses on investments. During the three months ended December 31, 2008 and 2007, the Company recorded unrealized depreciation of $18.5 million and $0.5 million, respectively.
          The composition of the Company’s investments as of December 31, 2008 and September 30, 2008 at cost and fair value was as follows:

	December 31, 2008		September 30, 2008
	Cost	FV	Cost	FV
Investments in debt securities	$296,860,554	$268,106,796	$281,264,010	$269,154,948
Investments in equity securities	9,658,863	3,104,354	9,320,975	4,604,206

Total	$306,519,417	$271,211,150	$290,584,985	$273,759,154

Fair Value Measurements:
          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
          Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
          The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

		Internal models		Total fair value
	Quoted market	with significant	Internal models with	reported in
	prices in active	observable market	significant unobservable	Consolidated Balance
As of December 31, 2008	markets (Level 1)	parameters (Level 2)	market parameters (Level 3)	Sheet
Affiliate investments	$—	$—	$71,096,995	$71,096,995
Non-Control/Non-Affiliate investments	—	—	200,114,155	200,114,155
Control investments	—	—	—	—

Total investments at fair value	$—	$—	$271,211,150	$271,211,150

The following table provides a roll-forward in the changes in fair value from September 30, 2008 to December 31, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

		Non-
		Control/Non-
	Affiliate	Affiliate	Control
Level 3 measurements by type	investments	investments	investments	Total
Fair value as of September 30, 2008	$71,350,417	$202,408,737	$—	$273,759,154
Total realized gains (losses)	—	—	—	—
Change in unrealized depreciation	(5,869,425)	(12,613,013)	—	(18,482,438)
Purchases, issuances, settlements and other, net	5,616,003	10,318,431	—	15,934,434
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2008	$71,096,995	$200,114,155	$—	$271,211,150

          Concurrent with its adoption of SFAS 157, effective October 1, 2008, the Company augmented the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to October 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
          In estimating a multiple to use for valuation purposes, the Company looked to private merger and acquisition statistics, discounted public trading multiples or industry practices. In some cases, the best valuation methodology may have been a discounted cash flow analysis based on future projections. If a portfolio company was distressed, a liquidation analysis may have provided the best indication of enterprise value.
          If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.
          Beginning on October 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended December 31, 2008 and 2007, we recorded net unrealized depreciation of $18.5 million and $0.5 million, respectively, on our investments. For the three months ended December 31, 2008, a portion of our net unrealized depreciation, approximately $13.8 million, resulted from a decline in EBITDA or market multiples of our portfolio companies requiring closer monitoring or performing below expectations; and approximately $4.7 million, resulted from the adoption of SFAS No. 157.
          The table below summarizes the transition from fair value at September 30, 2008 to December 31, 2008.

	Debt	Equity	Total
Fair value at September 30, 2008	$269,154,948	$4,604,206	$273,759,154
New investments	23,312,112	337,888	23,650,000
Redemptions/ repayments	(9,688,600)	—	(9,688,600)
Net accrual of PIK interest income	1,696,351	—	1,696,351
Accretion of original issue discount	195,922	—	195,922
Recognition of unearned income	80,761	—	80,761
Net unrealized appreciation (depreciation)	(16,644,698)	(1,837,740)	(18,482,438)
Net changes from unrealized to realized	—	—	—

Fair value at December 31, 2008	$268,106,796	$3,104,354	$271,211,150

          Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost.

          Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.
          Distribution of earnings from portfolio companies are recorded as dividend income when the distribution is received.
          The Company has investments in debt securities which contain a payment in kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the three months ended December 31, 2008 and December 31, 2007, the Company recorded PIK income of $1,816,785 and $728,483, respectively.
          The Company capitalizes upfront loan origination fees received in connection with investments. The unearned fee income from such fees is accreted into fee income based on the effective interest method over the life of the investment. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into fee income over the life of the loan.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 became effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
Consolidation:
          As an investment company, the Company only consolidates subsidiaries that are also investment companies. At December 31, 2008 and September 30, 2008, the Company did not have any consolidated subsidiaries.
Cash and cash equivalents:
          Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
Income Taxes:
          Prior to the merger of the Partnership with and into the Company, the Partnership was treated as a partnership for federal and state income tax purposes. The Partnership generally did not record a provision for income taxes because the partners report their shares of the partnership income or loss on their income tax returns. Accordingly, the taxable income was passed through to the partners and the Partnership was not subject to an entity level tax as of December 31, 2007.
          As a partnership, Fifth Street Mezzanine Partners III, LP filed a calendar year tax return for a short year initial period from February 15, 2007 through December 31, 2007. Upon the merger, Fifth Street Finance Corp., the surviving C-Corporation, made an election to be treated as a Regulated Investment Company (“RIC”) under the Code and adopted a September 30 tax year end. Accordingly, the first RIC tax return will be filed for the tax year beginning January 1, 2008 and ending September 30, 2008. The Company has filed for a tax extension and has until June 15, 2009 to file its tax return.
          As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company anticipates distributing all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax. As a RIC, the Company is also subject to a federal excise tax, based on distributive requirements of its taxable income on a calendar year basis (i.e., calendar year 2008). The Company estimates that its annual taxable income for 2008 currently exceeds its 2008 dividend distributions (see Dividends Paid note below), and such excess will be distributed in calendar year 2009. The Company will be required to pay a 4% excise tax on the excess of 98% of its calendar year 2008 taxable income over the amount of actual distribution from such taxable income. Accordingly, the Company accrued an estimated excise tax of $18,000 for calendar year 2008.

          Listed below is a reconciliation of “net increase (decrease) in net assets resulting from operations” to taxable income for the three months ended December 31, 2008 and December 31, 2007.

	For the three	For the three
	months ended	months ended
	December 31, 2008(1)	December 31, 2007(2)
Net increase (decrease) in net assets resulting from operations	$(10,272,000)	$3,198,000
Net change in unrealized depreciation from investments	18,482,000	476,000
Book/Tax difference due to deferred loan origination fees, net	(81,000)	79,000
Book/Tax difference due to organizational and deferred offering costs	(22,000)	152,000
Book/Tax difference due to interest income on certain loans	302,000	—
Other nondeductible expenses	18,000	—
Taxable/Tax Distributable Income	$8,427,000	$3,905,000

(1)	The Company’s taxable income for first quarter 2009 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2009. Therefore, the final taxable income may be different than the estimate.

(2)	As noted, for the period ended December 31, 2007 the Company filed its income tax return as a partnership, and therefore was not subject to tax treatment as a RIC under Subchapter M of the Code.
          Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the life of the investment for book purposes, are treated as taxable income upon receipt; (3) organizational and deferred offering costs; and (4) recognition of interest income on certain loans.
          As of December 31, 2008, there is no substantial difference between the book and tax basis of the Company’s assets.
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
          To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05

          For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2008. To date, the Company’s operations have resulted in no long-term capital gains or losses. The Company anticipates declaring further distributions to its stockholders to meet the distribution requirements pursuant to Subchapter M of the Code.
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
Note 3. Portfolio Investments
          At December 31, 2008, 101.0% of stockholders’ equity or $271.2 million was invested in 25 long-term portfolio investments and 2.7% of stockholders’ equity or $7.2 million was invested in cash and cash equivalents. In comparison, at September 30, 2008, 93.0% of stockholders’ equity or $273.8 million was invested in 24 long-term portfolio investments and 7.8% of stockholders’ equity or $22.9 million was invested in cash and cash equivalents. As of December 31, 2008, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests.
          The Company’s off-balance sheet arrangements consist of $13.6 million and $24.7 million of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2008 and September 30, 2008, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s balance sheet.
          A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of December 31, 2008 and September 30, 2008 is shown in the table below:

	December 31, 2008	September 30, 2008
MK Network, LLC	$ 2,000,000	$ 2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	2,300,000	2,650,000
Western Emulsions, Inc.	2,000,000	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,750,000	1,500,000
Martini Park, LLC*	—	11,000,000
Total	$ 13,550,000	$ 24,650,000

*	The $11.0 million unfunded commitment to Martini Park was terminated effective November 4, 2008.

          Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

Cost	December 31, 2008		September 30, 2008

First Lien Debt	$112,877,698	36.83%	$97,135,466	33.43%
Second Lien Debt	183,982,856	60.02%	184,128,544	63.36%
Purchased Equity	4,120,368	1.34%	4,120,368	1.42%
Equity Grants	5,538,495	1.81%	5,200,607	1.79%

	$306,519,417	100.00%	$290,584,985	100.00%

Fair Value	December 31, 2008		September 30, 2008

First Lien Debt	$104,634,347	38.58%	$96,666,351	35.31%
Second Lien Debt	163,472,449	60.27%	172,488,597	63.01%
Purchased Equity	1,001,373	0.37%	2,001,213	0.73%
Equity Grants	2,102,981	0.78%	2,602,993	0.95%

	$271,211,150	100.00%	$273,759,154	100.00%

          The Company invests in portfolio companies located in the United States. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

Cost	December 31, 2008		September 30, 2008

Northeast	$94,641,143	30.88%	$89,699,936	30.87%
West	96,887,105	31.61%	81,813,016	28.15%
Southwest	42,839,116	13.98%	42,847,370	14.75%
Southeast	22,598,185	7.37%	22,438,998	7.72%
Midwest	49,553,868	16.16%	53,785,665	18.51%

	$306,519,417	100.00%	$290,584,985	100.00%

Fair Value	December 31, 2008		September 30, 2008

Northeast	$66,462,468	24.51%	$73,921,159	27.00%
West	92,546,167	34.12%	80,530,516	29.42%
Southwest	42,878,140	15.81%	42,950,840	15.69%
Southeast	22,644,440	8.35%	22,575,695	8.25%
Midwest	46,679,935	17.21%	53,780,944	19.64%

	$271,211,150	100.00%	$273,759,154	100.00%

          Set forth below are tables showing the composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2008 and September 30, 2008:

Cost	December 31, 2008		September 30, 2008

Healthcare services	$34,010,424	11.10%	$23,274,321	8.01%
Footwear and apparel	21,620,361	7.05%	18,035,269	6.21%
Restaurants	19,724,237	6.43%	19,311,810	6.65%
Construction and engineering	18,906,651	6.17%	18,753,268	6.45%
Healthcare facilities	17,938,089	5.85%	18,222,690	6.27%
Trailer leasing services	17,148,788	5.59%	16,986,613	5.85%
Manufacturing — mechanical products	15,538,599	5.07%	15,494,737	5.33%
Healthcare technology	14,911,178	4.86%	9,688,834	3.33%
Data processing and outsourced services	13,758,880	4.49%	13,850,146	4.77%
Media — Advertising	12,936,040	4.22%	12,781,230	4.40%
Merchandise display	12,877,641	4.20%	12,799,999	4.40%
Food distributors	12,061,775	3.94%	11,994,788	4.13%
Household products/ specialty chemicals	11,816,244	3.85%	11,853,805	4.08%
Home furnishing retail	11,778,359	3.84%	11,419,981	3.93%
Housewares & specialties	11,195,029	3.65%	11,419,317	3.93%
Lumber products	10,349,746	3.38%	10,344,129	3.56%
Capital goods	9,720,544	3.17%	9,638,999	3.32%
Emulsions manufacturing	9,591,322	3.13%	9,523,464	3.28%
Commodity chemicals	8,969,809	2.93%	8,954,807	3.08%
Leisure facilities	7,401,611	2.41%	7,482,805	2.58%
Entertainment — theaters	7,275,159	2.37%	11,780,851	4.05%
Building products	6,988,931	2.30%	6,973,122	2.39%

Total	$306,519,417	100.00%	$290,584,985	100.00%

Fair Value	December 31, 2008		September 30, 2008

Healthcare services	$34,308,980	12.65%	$23,377,791	8.54%
Footwear and apparel	21,445,625	7.91%	17,934,513	6.55%
Construction and engineering	18,513,059	6.83%	18,683,167	6.82%
Restaurants	17,709,473	6.53%	17,639,081	6.44%
Healthcare facilities	16,455,375	6.07%	18,222,690	6.66%
Manufacturing — mechanical products	15,538,599	5.73%	15,494,737	5.66%
Trailer leasing services	14,367,105	5.30%	16,985,473	6.20%
Healthcare technology	14,306,212	5.27%	9,864,480	3.60%
Data processing and outsourced services	13,435,741	4.95%	13,697,302	5.00%
Merchandise display	12,877,641	4.75%	12,799,999	4.68%
Food distributors	12,061,775	4.45%	11,994,788	4.38%
Media — Advertising	11,969,249	4.41%	12,516,696	4.57%
Capital goods	9,766,799	3.60%	9,775,696	3.57%
Emulsions manufacturing	9,591,322	3.54%	9,523,464	3.48%
Home furnishing retail	9,115,042	3.36%	10,723,527	3.92%
Commodity chemicals	8,819,825	3.25%	8,859,477	3.24%
Housewares & specialties	7,184,246	2.65%	11,407,776	4.17%
Entertainment — theaters	7,182,909	2.65%	11,777,270	4.30%
Leisure facilities	6,924,927	2.55%	7,494,930	2.74%
Building products	6,910,036	2.55%	6,975,311	2.55%
Lumber products	1,683,448	0.62%	4,384,489	1.60%
Household products/ specialty chemicals	1,043,762	0.38%	3,626,497	1.33%

Total	$271,211,150	100.00%	$273,759,154	100.00%

          The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2008 and September 30, 2008, the Company had no investments that were greater than 10% of the total investment portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2008, no individual investment produced income that exceeded 10% of investment income. For the three months ended December 31, 2007, the income from two investments exceeded 10% of investment income. The two investments in aggregate represented approximately 22.0% of the investment income for the three month period ended December 31, 2007.
Note 4. Unearned Fee Income—Debt Origination Fees
          The Company capitalizes upfront debt origination fees received in connection with financings and the unearned income from such fees is accreted into fee income over the life of the financing in accordance with Statement of Financial Accounting Standards 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” In accordance with SFAS 157, the net balance is reflected as unearned income in the cost and fair value of the respective investments.

          Accumulated unearned fee income activity for the three months ended December 30, 2008 and December 30, 2007 was as follows:

	For the three months	For the three months
	ended December 31, 2008	ended December 31, 2007

Beginning accumulated unearned fee income balance	$5,236,265	$1,566,293
Net fees received	982,763	1,048,500
Unearned fee income recognized	(1,063,524)	(273,724)

Ending accumulated unearned fee income balance	$5,155,504	$2,341,069

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
          The following table sets forth the weighted average shares outstanding for computing basic and diluted earnings per common share for the three months ended December 31, 2008 and December 31, 2007.

	For the three months	For the three months
	ended December 31, 2008	ended December 31, 2007

Weighted average common shares outstanding, basic and diluted	22,562,191	12,480,972

          On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008, the Company paid a cash dividend of approximately $1.9 million and issued 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008, the Company paid a cash dividend of $5.1 million, and purchased and distributed a total of 196,786 shares ($1.9 million) of our common stock under our dividend reinvestment plan. In October 2008, the Company repurchased 78,000 shares of our common stock on the open market as part of our share repurchase program following its announcement on October 15, 2008. On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan.
          In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market at times and in such amounts as Company management deems appropriate. The stock repurchase program expires December 2009 and may be limited or terminated by the Board of Directors.
Note 6. Line of Credit
          On January 15, 2008, the Company entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The credit facility is secured by the Company’s existing investments.
          Under the credit facility, the Company must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, the Company must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At December 31, 2008, the Company was in compliance with these covenants.
          On December 30, 2008, Bank of Montreal renewed the Company’s $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.
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
          Interest expense for the three months ended December 31, 2008 and December 31, 2007, was $40,158 and $114,669, respectively.

Note 7. Interest and Dividend Income
          Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
          The Company holds debt in its portfolio that contains a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of debt principal repayment. The Company’s policy is to stop accruing PIK interest when it is determined that PIK interest is no longer collectible.
          Accumulated PIK interest activity for the three months ended December 30, 2008 and December 30, 2007 was as follows:

	For the three months	For the three months
	ended December 31,	ended December 31,
	2008	2007
PIK balance at beginning of period	$5,367,032	$588,795
PIK interest earned	1,816,785	728,483
PIK interest received in cash	(120,434)	—
PIK balance at end of period	$7,063,383	$1,317,278
           As of December 31, 2008, the Company has stopped accruing PIK interest and OID on three investments, including one investment that was delinquent on monthly cash interest payments or which was otherwise on non-accrual status. The aggregate amount of this income non-accrual was approximately $0.6 million for the three months ended December 31, 2008.
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
          For the three months ended December 31, 2008 and December 31, 2007, the Company had no realized gains.
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
          Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Partnership paid the Investment Adviser a management fee (the “Management Fee”), subject to the adjustments as described in the Partnership Agreement, for investment advice equal to an annual rate of 2% of the aggregate capital commitments of all limited partners (other than affiliated limited partners) for each fiscal year (or portion thereof) provided, however, that commencing on the earlier of (1) the first day of the fiscal quarter immediately following the expiration of the commitment period, or (2) if a temporary suspension period became permanent in accordance with the Partnership Agreement, on the first day of the fiscal quarter immediately following the date of such permanent suspension, the Management Fee for each subsequent twelve month period was equal to 1.75% of the NAV of the Partnership (exclusive of the portion thereof attributable to the General Partner and the affiliated limited partners, based upon respective capital percentages).
          For the three months ended December 31, 2008 and December 31, 2007, base management fees were approximately $1.4 million and $0.8 million, respectively.
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
     For the three months ended December 31, 2008, incentive fees were approximately $2.1 million.
Transaction fees
          Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Investment Adviser received 20% of transaction origination fees. For the three months ended December 31, 2007, payments for the transaction fees paid to the Investment Adviser amounted to approximately $0.2 million and were expensed as incurred.
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
          For the three months ended December 31, 2008, the Company incurred administrative expenses of approximately $277,000. At December 31, 2008, approximately $302,000 was included in Due to FSC, Inc. in the balance sheet.

          Note 12. Financial Highlights

	For the three months ended	For the three months ended
	December 31, 2008 (1)	December 31, 2007 (2)
Per Share Data (3)
Net asset value at beginning of period	$13.02	$—
Adjustment to net asset value for issuance of common stock	(0.02)	8.56
Capital contributions from partners	—	5.33
Capital withdrawals by partners	—	(0.23)
Cash dividends paid	(0.28)	—
Dividends declared, not yet paid	(0.38)	—
Repurchases of common stock	(0.02)	—
Net investment income	0.36	0.29
Unrealized depreciation on investments	(0.82)	(0.03)

Net asset value at end of period	$11.86	$13.92

Stockholders’ equity at beginning of period	$294,335,839	$106,815,695
Stockholders’ equity at end of period	$268,548,431	$173,699,990
Average stockholders’ equity (4)	$285,101,506	$150,232,837
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity (5)	1.52%	1.03%
Ratio of total expenses to average stockholders’ equity (5)	1.53%	1.17%
Ratio of net increase (decrease) in net assets resulting from operations to ending stockholders’ equity (5)	-3.83%	1.84%
Ratio of unrealized depreciation on investments to ending stockholders’ equity (5)	-6.88%	-0.27%
Total return to stockholders based on average stockholders’ equity (5)	-3.60%	2.13%
Weighted average outstanding debt (6)	$—	$7,636,413

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the three months ended December 31, 2007 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 due to the merger. There was no established public trading market for the stock for the period prior to October 1, 2007.

(3)	Based on actual shares outstanding at the end of the corresponding period.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(5)	Interim periods are not annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.
Note 13. Preferred Stock
          The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008, the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors at that time. For the three months ended June 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature. No preferred stock is currently outstanding.

Note 14. Subsequent Events
           On January 5, 2009 and January 29, 2009, Rose Tarlow, one of the Company’s portfolio companies, made draws on its revolver of $350,000 and $500,000, respectively. Prior to the draws, the Company’s unfunded commitment was $2.3 million. In addition, the PIK rate on the Rose Tarlow term loan increased to 2.5%.
           On January 28, 2009, the Company executed a non-binding term sheet for a $27.5 million investment in a medical device company. The proposed terms of this investment include an $8.0 million first lien term loan at 12.0% per annum, a $17.0 million first lien term loan at 16.0% per annum, and a $2.5 million first lien revolver at 10.0% per annum. These loan facilities are expected to have a maturity of five years. This proposed investment is subject to the completion of the Company’s due diligence, approval process and documentation, and, as a result, may not result in a completed investment.
          On January 29, 2009, the Company paid a $0.33 quarterly dividend and a $0.05 special dividend to stockholders of record as of December 30, 2008. In conjunction with these dividends the Company paid a cash dividend of $7,636,580 and issued 161,206 shares of common stock to stockholders under the Company’s dividend reinvestment plan.
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
          In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
•	changes in the economy;

•	continued instability in the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
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
Investment Valuation
          We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale.
          Under SFAS 157, which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.
          Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest. Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value.
          Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business. We also use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
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

          Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of our investment adviser;

•	An independent valuation firm engaged by the Board of Directors also prepares valuations on a selected basis and submits a report to us;

•	Preliminary valuations are compared to the independent third party valuations and any differences are resolved;

•	The independent third party provides negative assurance with regard to the reasonableness of the valuation;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.
          The fair value of our investments at December 31, 2008, and September 30, 2008, was determined by our Board of Directors.
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
          An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, and 100% of our portfolio for the quarter ended December 31, 2008.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 became effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
Revenue Recognition
Interest and Dividend Income
          Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.

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
Payment-in-Kind (PIK) Interest
          Our loans typically contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest when it is determined that PIK interest is no longer collectable. Accumulated PIK interest represented approximately $7.1 million or 2.6% of our portfolio of investments as of December 31, 2008 and approximately $5.4 million or 2.0% as of September 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our statements of cash flows.
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
          A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in following tables:

Cost	December 31, 2008	September 30, 2008

First lien debt	36.83%	33.43%
Second lien debt	60.02%	63.36%
Equity	1.34%	1.42%
Equity grants	1.81%	1.79%

	100.00%	100.00%

Fair Value	December 31, 2008	September 30, 2008

First lien debt	38.58%	35.31%
Second lien debt	60.27%	63.01%
Equity	0.37%	0.73%
Equity grants	0.78%	0.95%

	100.00%	100.00%

          Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of December 31, 2008 and September 30, 2008:

Cost:	December 31, 2008	September 30, 2008

Healthcare services	11.10%	8.01%
Footwear and apparel	7.05%	6.21%
Restaurants	6.43%	6.65%
Construction and engineering	6.17%	6.45%
Healthcare facilities	5.85%	6.27%
Trailer leasing services	5.59%	5.85%
Manufacturing — mechanical products	5.07%	5.33%
Healthcare technology	4.86%	3.33%
Data processing and outsourced services	4.49%	4.77%
Media — Advertising	4.22%	4.40%
Merchandise display	4.20%	4.40%
Food distributors	3.94%	4.13%
Household products/ specialty chemicals	3.85%	4.08%
Home furnishing retail	3.84%	3.93%
Housewares & specialties	3.65%	3.93%
Lumber products	3.38%	3.56%
Capital goods	3.17%	3.32%
Emulsions manufacturing	3.13%	3.28%
Commodity chemicals	2.93%	3.08%
Leisure facilities	2.41%	2.58%
Entertainment — theaters	2.37%	4.05%
Building products	2.30%	2.39%

Total	100.00%	100.00%

Fair Value:	December 31, 2008	September 30, 2008

Healthcare services	12.65%	8.54%
Footwear and apparel	7.91%	6.55%
Construction and engineering	6.83%	6.82%
Restaurants	6.53%	6.44%
Healthcare facilities	6.07%	6.66%
Manufacturing — mechanical products	5.73%	5.66%
Trailer leasing services	5.30%	6.20%
Healthcare technology	5.27%	3.60%
Data processing and outsourced services	4.95%	5.00%
Merchandise display	4.75%	4.68%
Food distributors	4.45%	4.38%
Media — Advertising	4.41%	4.57%
Capital goods	3.60%	3.57%
Emulsions manufacturing	3.54%	3.48%
Home furnishing retail	3.36%	3.92%
Commodity chemicals	3.25%	3.24%
Housewares & specialties	2.65%	4.17%
Entertainment — theaters	2.65%	4.30%
Leisure facilities	2.55%	2.74%
Building products	2.55%	2.55%
Lumber products	0.62%	1.60%
Household products/ specialty chemicals	0.38%	1.33%

Total	100.00%	100.00%

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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
	Investment at Fair	Percentage of Total		Investment at	Percentage of Total
Investment Rating	Value	Portfolio	Leverage Ratio	Fair Value	Portfolio	Leverage Ratio

1.	$7,664,800	2.83%	4.13	$7,578,261	2.77%	4.05
2.	227,439,922	83.86%	4.32	244,727,144	89.39%	4.23
3.	33,379,218	12.31%	6.50	17,069,260	6.24%	5.86
4.	1,043,762	0.38%	30.34	4,384,489	1.60%	9.80
5.	1,683,448	0.62%	11.48	—	0.00%	—

Total	$271,211,150	100.00%	4.73	$273,759,154	100.00%	4.42

          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the terms of our investments in nine of our portfolio companies. Such modified terms include increased payment-in-kind interest provisions and reduced interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. See footnote 9 to the Schedule of Investments as of December 31, 2008 in our financial statements included herein.
          In addition, as the United States economy continues to remain in a prolonged period of weakness, the financial results of small- to mid-sized companies, like those in which we invest, have begun to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performance of certain of our portfolio companies has been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may affect distributable income.
Loans and Debt Securities on Non-Accrual Status
           As of December 31, 2008, the Company has stopped accruing PIK interest and OID on three investments, including one investment that was delinquent on monthly cash interest payments or which was otherwise on non-accrual status. The aggregate amount of this income non-accrual was approximately $0.6 million for the three months ended December 31, 2008.
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
Comparison for the three months ended December 31, 2008 and 2007
Total Investment Income
          Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees and waiver fees. Other investment income consists primarily of the accelerated recognition of deferred financing fees received from our portfolio companies on the repayment of the outstanding investment, the sale of the investment or reduction of available credit, and interest on cash and cash equivalents on deposit with financial institutions.

          Total investment income for the three months ended December 31, 2008 and December 31, 2007 was approximately $12.6 million and $5.4 million, respectively. For the three months ended December 31, 2008, this amount primarily consisted of interest income of approximately $79,000 from cash and cash equivalents, $11.4 million of interest and dividend income from portfolio investments (which included approximately $1.8 million in payment-in-kind or PIK interest), and $1.1 million in fee income. For the three months ended December 31, 2007, this amount primarily consisted of approximately $5.2 million of interest income from portfolio investments (which included approximately $730,000 in payment-in-kind or PIK interest), and $270,000 in fee income.
          The increase in our total investment income for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of 12 debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same periods.
Expenses
          Expenses for the three months ended December 31, 2008 and 2007 were approximately $4.4 million and $1.8 million, respectively. Expenses increased for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 by approximately $2.6 million, primarily as a result of increases in management and incentive fees.
          The increase in management fees resulted from an increase in the Company’s total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
Net Investment Income
          As a result of the $7.2 million increase in total investment income as compared to the $2.6 million increase in total expenses, net investment income for the three months ended December 31, 2008 reflected a $4.6 million, or 123%, increase compared to the three months ended December 31, 2007.
Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended December 31, 2008 and December 31, 2007, we sold no investments and reported no realized gains or losses.
Net Change in Unrealized Appreciation or Depreciation on Investments
          We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2 (a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At December 31, 2008, and September 30, 2008, portfolio investments recorded at fair value represented 96.4% and 91.5%, respectively, of our total assets. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
          There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has depreciated in value including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment, or when the bond yield models concludes that the debt investment has depreciated. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value or the bond yield models concludes that the debt investment has appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended December 31, 2008, we recorded net unrealized depreciation of $18.5 million. This consists of $16.7 million of unrealized depreciation on debt investments and $1.8 million of unrealized depreciation on equity investments. During the three months ended December 31, 2007, we recorded net unrealized depreciation of $0.5 million. This consisted entirely of unrealized depreciation on equity investments.
          For the three months ended December 31, 2008, a portion of our net unrealized depreciation, approximately $13.8 million, resulted from a decline in EBITDA or market multiples of our portfolio companies requiring closer monitoring or performing below expectations; and approximately $4.7 million, resulted from the adoption of SFAS No. 157.
Financial Condition, Liquidity and Capital Resources
          For the three months ended December 31, 2008, we experienced a net decrease in cash and equivalents of $15.7 million. During that period, we used $8.5 million of cash in operating activities, primarily for the funding of $23.7 million of investments, partially offset by $9.7 million of principal payments received and $8.2 million of net investment income. In addition, in October 2008 we repurchased 78,000 shares of our common stock totaling approximately $462,000 pursuant to our open market share repurchase program, and on December 29, 2008 we paid a cash dividend of $6.4 million to our common stockholders and issued 105,326 common shares totaling approximately $763,000 to those common stockholders that opted to reinvest the dividend under our dividend reinvestment plan. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through our credit line, as we deem appropriate.
           As of December 31, 2008, we had $7.2 million in cash, portfolio investments (at fair value) of $271.2 million, $2.6 million of interest receivable, dividends payable of $8.6 million, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $13.6 million. At January 31, 2009, we had $0.7 million in cash, $2.2 million of interest receivable, no dividends payable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $12.8 million.
          For the three months ended December 31, 2007, we experienced a net increase in cash and equivalents of $21.2 million. During that period, we used $41.9 million of cash in operating activities, primarily for the funding of $45.2 million of investments partially offset by $3.7 million of net investment income. $63.2 million of cash was provided by financing activities, due primarily to net capital contributions from partners of $63.7 million.
Below are the significant capital transactions that occurred from Inception through December 31, 2008:
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
          On April 25, 2008, we sold 30,000 shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) at a price of $500 per share to a company controlled by Bruce E. Toll, one of our directors at that time, for total proceeds of $15 million. For the three months ended June 30, 2008, we paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, we redeemed 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000. The $150,000 is considered and all included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.

          On May 1, 2008, our Board of Directors declared a dividend of $0.30 per share of common stock, paid on June 3, 2008 to shareholders of record as of May 19, 2008.
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
          In October 2008, we repurchased 78,000 shares of our common stock on the open market as part of our share repurchase program following its announcement on October 15, 2008.
          On December 9, 2008, our Board of Directors declared a dividend of $0.32 per share of common stock, paid on December 29, 2008 to shareholders of record as of December 19, 2008, and a dividend of $0.33 per share of common stock, payable on January 29, 2009 to shareholders of record as of December 30, 2008.
          On December 18, 2008, our Board of Directors declared a special dividend of $0.05 per share of common stock, payable on January 29, 2009 to shareholders of record as of December 30, 2008.
          We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
          Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has traded at a price below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital. See “Risk Factors - Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” and “- Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired” in our Form 10-K for the year ended September 30, 2008 for a discussion of the provisions of the 1940 Act that limit our ability to sell our common stock at a price below net asset value per share.
          In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of December 31, 2008, we had $7.2 million in cash, portfolio investments (at fair value) of $271.2 million, $2.6 million of interest receivable, dividends payable of $8.6 million, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $13.6 million. At January 31, 2009, we had $0.7 million in cash, $2.2 million of interest receivable, no dividends payable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $12.8 million.
          In addition, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2008, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Borrowings
     On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The secured revolving credit facility is secured by our existing investments.
     On December 30, 2008, Bank of Montreal renewed the Company’s $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days.
     Under the secured revolving credit facility we must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, we must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At December 31, 2008, we were in compliance with these covenants.
     Since our inception we have had funds available under the following agreements which we repaid or terminated prior to our election to be regulated as a business development company:
     Note Agreements. We received loans of $10 million on March 31, 2007 and $5 million on March 30, 2007 from Bruce E. Toll, a member of our Board of Directors at that time, on each occasion for the purpose of funding our investments in portfolio companies. These note agreements accrued interest at 12% per annum. On April 3, 2007, we repaid all outstanding borrowings under these note agreements.
     Loan Agreements. On April 2, 2007, we entered into a $50 million loan agreement with Wachovia Bank, N.A., which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR (London Inter Bank Offered Rate) plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a member of our Board of Directors at that time, Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia Bank, N.A.
Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2008, our only off-balance sheet arrangements consisted of $13.6 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our balance sheet.
Contractual Obligations
     A summary of the composition of unfunded commitments (consisting of revolvers and term loans) as of December 31, 2008 and September 30, 2008 is shown in the table below:

	December 31, 2008	September 30, 2008
MK Network, LLC	$2,000,000	$2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	2,300,000	2,650,000
Western Emulsions, Inc.	2,000,000	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,750,000	1,500,000
Martini Park, LLC*	—	11,000,000
Total	$13,550,000	$24,650,000

*	The $11.0 million unfunded commitment to Martini Park was terminated effective November 4, 2008.
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

     As discussed above, we have also entered into a $50 million secured revolving credit facility with Bank of Montreal, at a rate of LIBOR plus 3.25%, with a one year maturity date. This credit facility is secured by our existing investments. As of December 31, 2008, we had no borrowings outstanding under this credit facility.
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
     Pursuant to a recent revenue procedure issued by the Internal Revenue Service (“IRS”) (Revenue Procedure 2009-15) (the “Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.
Related Party Transactions
     We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and our president and chief executive officer. Pursuant to the investment advisory agreement, payments will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance.
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

     Mr. Toll, a member of our Board of Directors at that time and the father-in-law of Mr. Tannenbaum, our president and chief executive officer and the managing partner of our investment adviser, was one of the three guarantors under a $50 million loan agreement between Fifth Street Mezzanine Partners III, L.P., our predecessor fund, from Wachovia Bank, N.A. Fifth Street Mezzanine Partners III, L.P. paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, were each also guarantors under the loan, although they received no compensation for their respective guarantees. As of November 27, 2007, we terminated this loan with Wachovia Bank, N.A.
     We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Fifth Street Capital LLC is controlled by Mr. Tannenbaum, its managing member. Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
     As mentioned previously, on April 4, 2008 our Board of Directors approved a certificate of amendment to our restated certificate of incorporation reclassifying 200,000 shares of our common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. Our certificate of amendment was also approved by the holders of a majority of the shares of our outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008 we filed our certificate of amendment and on April 25, 2008, we sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of our directors at that time . For the three months ended June 30, 2008, we paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. On June 30, 2008, we redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000.
Recent Developments
      On January 5, 2009 and January 29, 2009, Rose Tarlow, one of our portfolio companies, made draws on its revolver of $350,000 and $500,000, respectively. Prior to the draws, our unfunded commitment was $2.3 million. In addition, the PIK rate on the Rose Tarlow term loan increased to 2.5%.
     On January 28, 2009, we executed a non-binding term sheet for a $27.5 million investment in a medical device company. The proposed terms of this investment include an $8.0 million first lien term loan at 12.0% per annum, a $17.0 million first lien term loan at 16.0% per annum, and a $2.5 million first lien revolver at 10.0% per annum. These loan facilities are expected to have a maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and, as a result, may not result in a completed investment.
     On January 29, 2009, we paid a $0.33 quarterly dividend and a $0.05 special dividend to stockholders of record as of December 30, 2008. In conjunction with these dividends we paid a cash dividend of $7,636,580 and issued 161,206 shares of common stock to stockholders under our dividend reinvestment plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any of our debt investments that include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2008, approximately 6.5% of our debt investment portfolio (at fair value) and 5.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of December 31, 2008, we had not entered into any interest rate hedging arrangements. At December 31, 2008, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     There were no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     While we did not engage in unregistered sales of equity securities during the three months ended December 31, 2008, we issued a total of 105,326 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $0.8 million.
Use of Proceeds from Initial Public Offering
     On June 11, 2008, our registration statement on Form N-2 (SEC File No. 333-146743), for the initial public offering of 10,000,000 shares of our common stock, became effective. On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. The net proceeds totaled approximately $129.4 million net of investment banking commissions of approximately $9.9 million and offering costs of approximately $1.9 million.

     At December 31, 2008, the net proceeds of $129.4 million have been used as follows: (1) approximately $15.2 million to redeem all 30,000 shares outstanding of our preferred stock, (2) $26.9 million to pay down in June 2008 our outstanding borrowings under our secured revolving credit facility with Bank of Montreal, and (3) $87.3 to invest in portfolio companies.
Issuer Purchases of Equity Securities

Maximum (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs(1)
October 1, 2008 through October 31, 2008(2)	78,000	5.93	78,000	$7,537,518

November 1, 2008 through November 30, 2008	—

December 1, 2008 through December 31, 2008	—

Total	78,000	5.93	78,000	$7,537,518

(1)	On October 15, 2008, we announced an $8.0 million Open Market Share Repurchase Plan (the “Plan”). Pursuant to the Plan, we may repurchase up to $8.0 million of our common stock at prices below our net asset value as reported in our most recently published financial statements. The Plan expires December 31, 2009, unless otherwise extended by our Board of Directors.

(2)	In October 2008 we repurchased 78,000 shares of our common stock on the open market. All such purchases were made pursuant to our publicly announced Plan as described above in footnote 1.
Item 5. Other Information
     On December 30, 2008, we entered into a second amendment to our revolving credit facility with Bank of Montreal (the “Second Amendment”). The Second Amendment amended the revolving credit facility to increase the commitment fee payable by us on the unused amount of the revolving credit facility from 0.30% per annum to 0.50% per annum, increase the interest rate payable on outstanding borrowings under the revolving credit facility from LIBOR plus 1.5% to LIBOR plus 3.25% and to extend the termination date of the revolving credit facility from January 13, 2009 to December 29, 2009. The Second Amendment also amended covenants relating to minimum equity requirements and interest coverage ratios.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1*	Second Amendment to Secured Revolving Credit Agreement between Registrant and Bank of Montreal.

31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: February 5, 2009	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

Date: February 5, 2009	/s/ William H. Craig
William H. Craig
Chief Financial Officer and Chief Compliance Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Second Amendment to Secured Revolving Credit Agreement between Registrant and Bank of Montreal.

31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer and Chief Compliance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.