Form 10-Q
period 2009-03-31
Fifth Street Finance Corp
filed 2009-05-07
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of May 1, 2009 was 22,802,821.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

Fifth Street Finance Corp.
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2009	2008

Assets
Investments at fair value:
Affiliate investments (cost 3/31/09: $84,321,772; cost 9/30/08: $81,820,636)	$71,103,949	$71,350,417
Non-control/Non-affiliate investments (cost 3/31/09: $234,014,064; cost 9/30/08: $208,764,349)	219,673,350	202,408,737

Total investments at fair value	290,777,299	273,759,154
Cash and cash equivalents	3,722,068	22,906,376
Interest receivable	2,779,141	2,367,806
Due from portfolio company	43,890	80,763
Prepaid expenses	293,346	34,706

Total Assets	$297,615,744	$299,148,805

Liabilities and Stockholders’ Equity
Accounts payable, accrued expenses and other liabilities	$443,665	$567,691
Base management fee payable	1,488,079	1,381,212
Incentive fee payable	1,871,827	1,814,013
Due to FSC, Inc.	381,222	574,102
Interest payable	2,814	38,750
Payments received in advance from portfolio companies	75,431	133,737
Offering costs payable	—	303,461
Loans payable	21,000,000	—

Total Liabilities	25,263,038	4,812,966

Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Common stock, $0.01 par value, 49,800,000 shares authorized, 22,802,821 and 22,614,289 shares issued and outstanding at March 31, 2009 and September 30, 2008	228,028	226,143
Additional paid-in-capital	301,789,575	300,524,155
Net unrealized depreciation on investments	(27,558,534)	(16,825,831)
Net realized gain (loss) on investments	(12,337,513)	62,487
Accumulated undistributed net investment income	10,231,150	10,348,885

Total Stockholders’ Equity	272,352,706	294,335,839

Total Liabilities and Stockholders’ Equity	$297,615,744	$299,148,805

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Interest income:
Affiliate investments	$2,649,912	$1,896,954	$5,368,398	$3,357,617
Non-control/Non-affiliate investments	6,605,804	3,392,795	13,477,109	6,144,190
Interest on cash and cash equivalents	10,765	180,432	89,955	393,001

Total interest income	9,266,481	5,470,181	18,935,462	9,894,808

PIK interest income:
Affiliate investments	443,809	336,830	796,846	621,143
Non-control/Non-affiliate investments	1,456,893	622,400	2,920,641	1,066,570

Total PIK interest income	1,900,702	959,230	3,717,487	1,687,713

Fee income:
Affiliate investments	257,258	160,622	704,171	269,676
Non-control/Non-affiliate investments	495,466	264,208	1,112,076	428,878

Total fee income	752,724	424,830	1,816,247	698,554

Dividend and other income:
Other income	—	—	35,396	—

Total dividend and other income	—	—	35,396	—

Total Investment Income	11,919,907	6,854,241	24,504,592	12,281,075

Expenses:
Base management fee	1,488,079	954,404	2,858,754	1,798,926
Incentive fee	1,871,827	1,019,905	3,924,422	1,019,905
Professional fees	416,925	348,171	802,868	554,500
Board of Directors fees	49,000	29,750	88,250	29,750
Organizational costs	—	54,315	—	200,747
Interest expense	128,201	72,982	168,359	187,681
Administrator expense	241,168	140,222	421,598	249,562
Line of credit guarantee expense	—	—	—	83,333
Transaction fees	—	—	—	206,726
General and administrative expenses	237,399	154,873	542,651	196,325

Total expenses	4,432,599	2,774,622	8,806,902	4,527,455

Net Investment Income	7,487,308	4,079,619	15,697,690	7,753,620

Unrealized appreciation (depreciation) on investments:
Affiliate investments	3,121,821	(1,111,855)	(2,747,604)	(1,519,886)
Non-control/Non-affiliate investments	4,627,913	(457,147)	(7,985,100)	(525,453)

Total unrealized appreciation (depreciation) on investments	7,749,734	(1,569,002)	(10,732,704)	(2,045,339)

Realized loss on investments:
Affiliate investments	(4,000,000)	—	(4,000,000)	—
Non-control/Non-affiliate investments	(8,400,000)	—	(8,400,000)	—

Total realized loss on investments	(12,400,000)	—	(12,400,000)	—

Net increase (decrease) in net assets resulting from operations	$2,837,042	$2,510,617	$(7,435,014)	$5,708,281

Earnings (loss) per common share — basic and diluted (1)	$0.12	$0.20	$(0.34)	$0.46
Net investment income per common share — basic and diluted (1)	$0.33	$0.33	$0.69	$0.62
Weighted average common shares — basic and diluted	22,752,668	12,480,972	22,656,383	12,480,972

(1)	The earnings and net investment income per share calculations for the six months ended March 31, 2008 are based on the assumption that if the number of shares issued at the time of the merger of Fifth Street Mezzanine Partners III L.P. with and into Fifth Street Finance Corp. on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the six-month period, on October 1, 2007, Fifth Street Finance Corp’s earnings and net investment income per share would have been $0.46 and $0.62 per share, respectively.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended March 31,
	2009	2008

Operations:
Net investment income	$15,697,690	$7,753,620
Net unrealized depreciation on investments	(10,732,704)	(2,045,339)
Net realized loss on investments	(12,400,000)	—

Net increase (decrease) in net assets from operations	(7,435,014)	5,708,281

Stockholder transactions:
Distributions to stockholders from net investment income	(15,815,427)	—

Net decrease in net assets from stockholder transactions	(15,815,427)	—

Capital share transactions:
Fractional shares paid to partners from conversion	—	(358)
Issuance of common stock under dividend reinvestment plan	1,729,790	—
Repurchases of common stock	(462,482)	—
Capital contributions from partners	—	66,497,000
Capital withdrawals by partners	—	(2,810,369)

Net increase in net assets from capital share transactions	1,267,308	63,686,273

Total increase (decrease) in net assets	(21,983,133)	69,394,554
Net assets at beginning of period	294,335,839	106,815,695

Net assets at end of period	$272,352,706	$176,210,249

Net asset value per common share	$11.94	$14.12

Common shares outstanding at end of period	22,802,821	12,480,972
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(7,435,014)	$5,708,281
Change in unrealized depreciation on investments	10,732,704	2,045,339
Net realized loss on investments	12,400,000	—
PIK interest income, net of cash received	(3,553,912)	(1,672,075)
Recognition of fee income	(1,816,247)	(698,554)
Accretion of original issue discount on investments	(400,738)	(400,849)
Other income	(35,396)	—
Change in operating assets and liabilities:
Fee income received	2,227,846	3,047,617
Increase in interest receivable	(411,335)	(695,588)
Decrease in due from portfolio company	36,873	77,737
Decrease in prepaid management fees	—	252,586
Increase in prepaid expenses	(258,640)	(83,426)
Decrease in accounts payable, accrued expenses and other liabilities	(124,025)	(313,555)
Increase in base management fee payable	106,867	954,404
Increase in incentive fee payable	57,814	1,019,905
Increase (decrease) in due to FSC, Inc.	(192,880)	147,720
Increase (decrease) in interest payable	(35,936)	62,359
Increase (decrease) in payments received in advance from portfolio companies	(58,306)	125,877
Purchase of investments	(47,850,000)	(102,291,785)
Principal payments received on investments (scheduled amortization)	2,892,201	252,500
Principal payments received on investments (payoffs)	8,350,000	—

Net cash used by operating activities	(25,368,124)	(92,461,507)

Cash flows from financing activities:
Dividends paid in cash	(14,085,637)	—
Repurchases of common stock	(462,482)	—
Capital contributions	—	66,497,000
Capital withdrawals	—	(2,810,369)
Borrowings	22,000,000	43,645,667
Repayments of borrowings	(1,000,000)	(29,250,000)
Offering costs paid	(268,065)	(821,444)
Redemption of partnership interests for cash	—	(358)

Net cash provided by financing activities	6,183,816	77,260,496

Net decrease in cash and cash equivalents	(19,184,308)	(15,201,011)
Cash and cash equivalents, beginning of period	22,906,376	17,654,056

Cash and cash equivalents, end of period	$3,722,068	$2,453,045

Supplemental information:
Cash paid for interest	$141,795	$125,322
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,729,790	$—
Redemption of partnership interests	$—	$(173,699,632)
Issuance of shares of common stock in exchange for partnership interests	$—	$173,699,632
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2009
(unaudited)

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Affiliate Investments (4)

O’Currance, Inc.	Data Processing &
	Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,314,991	$10,126,682	$10,137,999
First Lien Term Loan B, 16.875% due 3/21/2012		3,207,341	3,156,378	3,159,906
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	71,164
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—
			13,663,473	13,369,069

CPAC, Inc. (9)	Household Products
	& Specialty
	Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		11,029,737	9,532,903	1,953,743
Charge-off of principal balance of impaired loan (12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—
			7,829,903	1,953,743

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,918,718	7,348,154	7,236,024
7,500 shares of Series A Preferred Stock			750,000	112,371
			8,098,154	7,348,395

MK Network, LLC	Healthcare
	technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,167,631	8,989,316
First Lien Term Loan B, 17.5% due 6/1/2012		5,371,615	5,082,632	4,983,899
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 – undrawn revolver of $2,000,000 (10)		—	—	—
11,030 Membership Units (6)			771,575	128,536
			15,021,838	14,101,751

Rose Tarlow, Inc. (9)	Home Furnishing
	Retail
First Lien Term Loan, 12% due 1/25/2014		10,062,630	9,873,347	7,895,226
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 – undrawn revolver of $1,450,000 (10)		1,550,000	1,537,514	1,356,869
6.9% Membership interest in RTMH Acquisition Company			1,275,000	—
0.1% Membership interest in RTMH Acquisition Company			25,000	—
			12,710,861	9,252,095

Martini Park, LLC (9)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,216,400	3,416,351	2,227,670
5% Membership interest			650,000	—
			4,066,351	2,227,670

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		9,285,298	8,729,047	8,753,034
Second Lien Term Loan B, 16.5% due 2/25/2013		14,023,011	13,121,747	13,157,806
1,080,399 shares of Series A Preferred Stock			1,080,398	940,386
			22,931,192	22,851,226

Total Affiliate Investments			84,321,772	71,103,949

Non-Control/Non-Affiliate Investments (7)

Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,748,330	6,704,802
25,641 shares of Series A Preferred Stock			253,846	253,846
25,641 shares of Common Stock			2,564	61,302
			7,004,740	7,019,950

Traffic Control & Safety Corporation	Construction and
	Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,024,152	18,808,539	18,442,807
24,750 shares of Series B Preferred Stock			247,500	77,712
25,000 shares of Common Stock			2,500	—
			19,058,539	18,520,519

Nicos Polymers & Grinding Inc. (9)	Environmental &
	Facilities Services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,123,222	3,102,965	2,846,470
First Lien Term Loan B, 13.5% due 7/17/2012		5,882,276	5,713,750	5,241,479
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—
			8,984,801	8,087,949

TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,557,692	2,546,024	2,262,985
Second Lien Term Loan B, 14.5% due 8/3/2012		10,580,959	10,135,404	9,012,582
53,994 Senior Preferred Shares			215,975	—
191,977 Shares A Shares			191,977	—
			13,089,380	11,275,567

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,000,000	1,987,007	1,918,194
First Lien Term Loan B, 15% due 8/8/2012		5,421,480	5,289,688	5,131,270
1,000 Common Units			42,908	57,939
			7,319,603	7,107,403

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,484,699	12,008,090	11,887,135
			12,008,090	11,887,135

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Boot Barn (9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		21,838,888	21,639,131	21,361,618
24,706 shares of Series A Preferred Stock			247,060	73,559
1,308 shares of Common Stock			131	—
			21,886,322	21,435,177

American Hardwoods Industries Holdings, LLC (9)	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,073,644	10,107,688	916,400
Charge-off of principal balance of impaired loan (12)			(8,400,000)	—
24,375 Membership Units			250,000	—
			1,957,688	916,400

Premier Trailer Leasing, Inc.	Trailer Leasing
	Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,563,450	17,064,270	12,418,047
285 shares of Common Stock			1,140	—
			17,065,410	12,418,047

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,677,913	9,456,575	9,783,839
33,463 shares of Common Stock			344,513	516,828

			9,801,088	10,300,667

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,862,908	7,750,407	7,803,323
			7,750,407	7,803,323

Lighting by Gregory, LLC	Housewares &
	Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		4,250,003	4,185,363	2,627,336
First Lien Term Loan B, 14.5% due 2/28/2013		7,051,533	6,913,440	4,338,443
1.1% Membership interest			110,000	—
			11,208,803	6,965,779

Rail Acquisition Corp.	Manufacturing -
	Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,859,602	15,579,195	15,523,110
			15,579,195	15,523,110

Western Emulsions, Inc.	Emulsions
	Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		9,784,219	9,610,219	9,788,669
			9,610,219	9,788,669

Storytellers Theaters Corporation	Entertainment -
	Theaters
First Lien Term Loan, 15% due 7/16/2014		7,229,530	7,109,538	7,141,829
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 – undrawn revolver of $2,000,000 (11)		—	(17,499)	(17,499)
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	133,454
			7,292,208	7,257,784

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
HealthDrive Corporation	Healthcare
	facilities
First Lien Term Loan A, 10% due 7/17/2013		7,900,000	7,831,578	7,181,345
First Lien Term Loan B, 13% due 7/17/2013		10,025,021	9,855,021	9,043,744
First Lien Revolver, 12% due 7/17/2013 – undrawn revolver of $1,000,000		1,000,000	983,000	963,944
			18,669,599	17,189,033

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,181,664	12,954,164	12,889,165
			12,954,164	12,889,165

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,857,610	10,524,700	10,770,966
116,237 Common Units (6)			151,108	418,707
			10,675,808	11,189,673

IZI Medical Products, Inc.	Healthcare
	technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,488,000	5,488,000
First Lien Term Loan B, 16% due 3/31/2014		17,000,000	16,206,245	16,206,245
First Lien Revolver, 10% due 3/31/2014 – undrawn revolver of $2,500,000 (11)		—	(50,000)	(50,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	453,755
			22,098,000	22,098,000

Total Non-Control/Non-Affiliate Investments			234,014,064	219,673,350

Total Portfolio Investments			$318,335,836	$290,777,299

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of March 31, 2009, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
+ 3.0% on Revolver
Rose Tarlow, Inc.	January 1, 2009	+ 0.5% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
American Hardwoods Industries Holdings, LLC	April 1, 2008	+ 6.75% on Term Loan	- 3.0% on Term Loan	Default interest per credit agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the principal balance has been recorded as a realized loss for financial reporting purposes.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2008

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Affiliate Investments (4)

O’Currance, Inc.	Data Processing &
	Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,108,838	$9,888,488	$9,888,488
First Lien Term Loan B, 16.875% due 3/21/2012		3,640,702	3,581,245	3,581,245
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	97,156
			13,850,146	13,697,302

CPAC, Inc.	Household Products &
	Specialty Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		10,613,769	9,556,805	3,626,497
2,297 shares of Common Stock			2,297,000	—
			11,853,805	3,626,497

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,809,513	7,145,198	7,145,198
7,500 shares of Series A Preferred Stock			750,000	196,386

			7,895,198	7,341,584

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,115,152	9,115,152
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 – undrawn revolver of $2,000,000 (10)		—	(11,113)	(11,113)
6,114 Membership Units (6)			584,795	760,441
			9,688,834	9,864,480

Rose Tarlow, Inc.	Home Furnishing
	Retail
First Lien Term Loan, 12% due 1/25/2014		10,000,000	9,796,648	9,796,648
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 – undrawn revolver of $2,650,000		350,000	323,333	323,333
6.9% Membership interest in RTMH Acquisition Company			1,275,000	591,939
0.1% Membership interest in RTMH Acquisition Company			25,000	11,607
			11,419,981	10,723,527

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Martini Park, LLC	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,049,822	3,188,351	2,719,236
5% Membership interest			650,000	—
			3,838,351	2,719,236

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		10,000,000	9,381,973	9,381,973
Second Lien Term Loan B, 16.5% due 2/25/2013		13,809,891	12,811,950	12,811,951
1,080,399 shares of Series A Preferred Stock			1,080,398	1,183,867
			23,274,321	23,377,791

Total Affiliate Investments			81,820,636	71,350,417

Non-Control/Non-Affiliate Investments (7)

Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,716,712	6,716,712
25,641 shares of Series A Preferred Stock			253,846	253,846
25,641 shares of Common Stock			2,564	4,753
			6,973,122	6,975,311

Traffic Control & Safety Corporation	Construction and
	Engineering
Second Lien Term Loan, 15% due 6/29/2014		18,741,969	18,503,268	18,503,268
24,750 shares of Series B Preferred Stock			247,500	179,899
25,000 shares of Common Stock			2,500	—
			18,753,268	18,683,167

Nicos Polymers & Grinding Inc. (9)	Environmental &
	Facilities Services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,216,511	3,192,408	3,192,408
First Lien Term Loan B, 13.5% due 7/17/2012		5,786,547	5,594,313	5,594,313
3.32% Interest in Crownbrook Acquisition I LLC			168,086	72,756
			8,954,807	8,859,477

TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,531,982	2,516,148	2,516,148
Second Lien Term Loan B, 14.5% due 8/3/2012		10,369,491	9,857,130	9,857,130
53,944 Senior Preferred Shares			215,975	143,418
191,977 Shares A Shares			191,977	—
			12,781,230	12,516,696

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,250,000	2,233,636	2,233,636
First Lien Term Loan B, 15% due 8/8/2012		5,353,461	5,206,261	5,206,261
1,000 Common Units			42,908	55,033
			7,482,805	7,494,930

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,516,185	11,994,788	11,994,788
			11,994,788	11,994,788

Boot Barn	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		18,095,935	17,788,078	17,788,078
24,706 shares of Series A Preferred Stock			247,060	146,435
1,308 shares of Common Stock			131	—
			18,035,269	17,934,513

American Hardwoods Industries Holdings, LLC	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,334,704	10,094,129	4,384,489
24,375 Membership Units			250,000	—
			10,344,129	4,384,489

Premier Trailer Leasing, Inc.	Trailer Leasing
	Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,277,619	16,985,473	16,985,473
285 shares of Common Stock			1,140	—
			16,986,613	16,985,473

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,544,447	9,294,486	9,294,486
33,463 shares of Common Stock			344,513	481,210
			9,638,999	9,775,696

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,705,762	7,578,261	7,578,261
			7,578,261	7,578,261

Lighting by Gregory, LLC	Housewares &
	Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		4,500,002	4,420,441	4,420,441
First Lien Term Loan B, 14.5% due 2/28/2013		7,010,207	6,888,876	6,888,876
1.1% Membership interest			110,000	98,459
			11,419,317	11,407,776

Rail Acquisition Corp.	Manufacturing -
	Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,800,700	15,494,737	15,494,737
			15,494,737	15,494,737

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Western Emulsions, Inc.	Emulsions
	Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		9,661,464	9,523,464	9,523,464
			9,523,464	9,523,464

Storytellers Theaters Corporation	Entertainment -
	Theaters
First Lien Term Loan, 15% due 7/16/2014		11,824,414	11,598,248	11,598,248
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 – undrawn revolver of $2,000,000 (10)		—	(17,566)	(17,566)
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	196,588
			11,780,851	11,777,270

HealthDrive Corporation	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		8,000,000	7,923,357	7,923,357
First Lien Term Loan B, 13% due 7/17/2013		10,008,333	9,818,333	9,818,333
First Lien Revolver, 12% due 7/17/2013 – undrawn revolver of $1,500,000		500,000	481,000	481,000
			18,222,690	18,222,690

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,049,166	12,799,999	12,799,999
			12,799,999	12,799,999

Total Non-Control/Non-Affiliate Investments			208,764,349	202,408,737

Total Portfolio Investments			$290,584,985	$273,759,154

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Rates have been adjusted on the term loans, as follows:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	August 1, 2008	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan amendment

(10)	Amounts represent unearned income related to undrawn commitments.
See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (unaudited)
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
          Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp., an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the six months ended March 31, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. On and as of January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.
          The Company also has certain wholly owned Taxable Subsidiaries which hold certain portfolio investments of the Company. The Taxable Subsidiaries are consolidated with the Company, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances have been eliminated. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.
          On June 17, 2008, Fifth Street Finance Corp. completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
Note 2. Significant Accounting Policies
Basis of Presentation and Liquidity:
          Interim consolidated financial statements of the Company are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending September 30, 2009. The interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended September 30, 2008.
          Although the Company expects to fund the growth of the Company’s investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income in order to satisfy the requirements applicable to regulated investment companies, or “RICs”, under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings under its $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, we may realize significantly less than their recorded value. As of March 31, 2009, the Company had $3.7 million in cash, portfolio investments (at fair value) of $290.8 million, $2.8 million of interest receivable, $21.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million. At April 30, 2009, we had $1.8 million in cash, $2.2 million of interest receivable, $5.7 million of dividends payable, $17.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million.

Use of estimates:
          The preparation of financial statements in conformity with GAAP and Article 6 of Regulation S-X under the Securities Exchange Act of 1934 requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation.
     The consolidated financial statements include portfolio investments at fair value of $290.8 million and $273.8 million at March 31, 2009 and September 30, 2008, respectively. The portfolio investments represent 106.8% and 93.0% of stockholders’ equity at March 31, 2009 and September 30, 2008, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
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
Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not have any derivative instruments nor has it engaged in any hedging activities. As a result, the adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.
          On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement.
          On April 9, 2009, the FASB issued FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement.
Investments:
a) Valuation:
          As described below, effective October 1, 2008, the Company adopted Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157. In accordance with that standard, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157 on October 1, 2008, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations.
          At March 31, 2009 and September 30, 2008, $270.4 million and $251.5 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 94% and 93%, respectively, of the Company’s total portfolio of debt investments at fair value. At March 31, 2009 and September 30, 2008, the Company had equity investments designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.

          During the three and six months ended March 31, 2009, the Company recorded realized losses on investments of $12.4 million. During the three and six months ended March 31, 2008, the Company recorded no realized gains or losses on investments. During the three months ended March 31, 2009 and 2008, the Company recorded unrealized appreciation (depreciation) of $7.7 million and ($1.6 million), respectively. During the six months ended March 31, 2009 and 2008, the Company recorded unrealized depreciation of $10.7 million and $2.0 million, respectively.
          The composition of the Company’s investments as of March 31, 2009 and September 30, 2008 at cost and fair value was as follows:

	March 31, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$308,223,218	$287,477,740	$281,264,010	$269,154,948
Investments in equity securities	10,112,618	3,299,559	9,320,975	4,604,206

Total	$318,335,836	$290,777,299	$290,584,985	$273,759,154

Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157, which was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
          Assets and liabilities recorded at fair value in the Company’s Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
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
          The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the Company’s Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

		Internal models
	Quoted market	with significant	Internal models with significant	Total fair value
	prices in active	observable market	unobservable market	reported in
	markets (Level 1)	parameters (Level 2)	parameters (Level 3)	Consolidated Balance Sheet
Affiliate investments	—	—	$71,103,949	$71,103,949
Non-Control/Non-Affiliate investments	—	—	219,673,350	219,673,350
Control investments	—	—	—	—

Total investments at fair value	—	—	$290,777,299	$290,777,299

The following table provides a roll-forward in the changes in fair value from September 30, 2008 to March 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

	Affiliate	Non-Control/Non-Affiliate	Control
	investments	investments	investments	Total
Fair value as of September 30, 2008	$71,350,417	$202,408,737	—	$273,759,154
Total realized losses	(4,000,000)	(8,400,000)	—	(12,400,000)
Change in unrealized depreciation	(2,747,604)	(7,985,100)	—	(10,732,704)
Purchases, issuances, settlements and other, net	6,501,136	33,649,713	—	40,150,849
Transfers in (out) of Level 3	—	—	—	—

Fair value as of March 31, 2009	$71,103,949	$219,673,350	—	$290,777,299

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
          Beginning on October 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended March 31, 2009 and 2008, the Company recorded net unrealized appreciation (depreciation) of $7.7 million and ($1.6 million), respectively, on its investments. For the three months ended March 31, 2009, the Company’s net unrealized appreciation (depreciation) consisted of $12.4 million of reclassifications to realized losses, offset by unrealized depreciation of (3.6 million) resulting from declines in EBITDA or market multiples of its portfolio companies requiring closer monitoring or performing below expectations; and approximately ($1.1 million) resulted from the adoption of SFAS 157.

          The table below summarizes the changes in the Company’s investment portfolio from September 30, 2008 to March 31, 2009.

	Debt	Equity	Total

Fair value at September 30, 2008	$269,154,948	$4,604,206	$273,759,154
New investments	47,058,356	791,644	47,850,000
Redemptions/ repayments	(11,242,202)	—	(11,242,202)
Net accrual of PIK interest income	3,553,912	—	3,553,912
Accretion of original issue discount	400,738	—	400,738
Recognition of unearned income	(411,599)	—	(411,599)
Net unrealized depreciation	(8,636,413)	(2,096,291)	(10,732,704)
Net changes from unrealized to realized	(12,400,000)	—	(12,400,000)

Fair value at March 31, 2009	$287,477,740	$3,299,559	$290,777,299

          Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Realized losses may also be recorded in connection with the Company’s determination that certain investments are permanently impaired.
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
          The Company has investments in debt securities which contain a payment in kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the three months ended March 31, 2009 and 2008, the Company recorded PIK income of $1,900,702 and $959,230, respectively. For the six months ended March 31, 2009 and 2008, the Company recorded PIK income of $3,717,487 and $1,687,713, respectively.
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
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also elected to apply the provisions of SFAS 157. While SFAS 159 became effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
          In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in the quarter ending December 31, 2008, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, the Company’s adoption of FSP 157-3 did not affect its practices for determining the fair value of its investment portfolio and does not have a material effect on its financial position or results of operations.
Consolidation:
          The Company has certain wholly owned Taxable Subsidiaries which hold certain portfolio investments of the Company. The Taxable Subsidiaries are consolidated with the Company for GAAP reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances have been eliminated. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio investments. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.
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
          As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company anticipates distributing between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax. As a RIC, the Company is also subject to a federal excise tax, based on distributive requirements of its taxable income on a calendar year basis (i.e., calendar year 2009). The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company may incur a U.S. Federal excise tax for the calendar year 2009.
           The Company uses the asset and liability method to account for our Taxable Subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its Taxable Subsidiaries of $3.6 million. However, this amount has been fully offset by a valuation allowance of $3.6 million, since it is more likely than not, that these deferred tax assets will not be realized.
          Listed below is a reconciliation of “net increase (decrease) in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2009.

	Three months ended	Six months ended
	March 31, 2009(1)	March 31, 2009(1)

Net increase (decrease) in net assets resulting from operations	$2,837,000	$(7,435,000)
Net change in unrealized (appreciation) depreciation from investments	(7,749,000)	10,733,000
Book/tax difference due to deferred loan origination fees, net	493,000	412,000
Book/tax difference due to organizational and deferred offering costs	(22,000)	(44,000)
Book/tax difference due to interest income on certain loans	(40,000)	262,000
Other nondeductible expenses	—	18,000

Taxable/Tax Distributable Income	$(4,481,000)	$3,946,000

(1)	The Company’s taxable income for 2009 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2009. Therefore, the final taxable income may be different than the estimate.
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
          As of March 31, 2009, there is no material difference between the book and tax basis of the Company’s assets.
          The Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes at inception on February 15, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was applied to all open taxable years as of the effective date. The adoption of FIN 48 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
          For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2009. To date, the Company’s operations have resulted in no long-term capital gains or losses. The Company anticipates declaring further distributions to its stockholders to meet the distribution requirements pursuant to Subchapter M of the Code.
Guarantees and Indemnification Agreements:
          The Company follows FASB Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees. The Interpretation has had no impact on the Company’s consolidated financial statements.
Reclassifications:
          Certain prior period amounts have been reclassified to conform to the current presentation.
Note 3. Portfolio Investments
          At March 31, 2009, 106.8% of stockholders’ equity or $290.8 million was invested in 26 long-term portfolio investments and 1.4% of stockholders’ equity or $3.7 million was invested in cash and cash equivalents. In comparison, at September 30, 2008, 93.0% of stockholders’ equity or $273.8 million was invested in 24 long-term portfolio investments and 7.8% of stockholders’ equity or $22.9 million was invested in cash and cash equivalents. As of March 31, 2009, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests.
          The Company’s off-balance sheet arrangements consisted of $11.0 million and $24.7 million of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2009 and September 30, 2008, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s Consolidated Balance Sheet.

          A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of March 31, 2009 and September 30, 2008 is shown in the table below:

	March 31, 2009	September 30, 2008
MK Network, LLC	$—	$2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	—	2,650,000
Western Emulsions, Inc.	2,000,000	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,000,000	1,500,000
Martini Park, LLC	—	11,000,000
IZI Medical Products, Inc.	2,500,000	—

Total	$11,000,000	$24,650,000

          Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31,2009		September 30, 2008
Cost:
First lien debt	$143,062,526	44.94%	$108,716,148	37.41%
Second lien debt	165,160,692	51.88%	172,547,862	59.38%
Purchased equity	4,120,368	1.29%	4,120,368	1.42%
Equity grants	5,992,250	1.89%	5,200,607	1.79%

Total	$318,335,836	100.00%	$290,584,985	100.00%

	March 31,2009		September 30, 2008
Fair value:
First lien debt	$133,105,761	45.78%	$108,247,033	39.54%
Second lien debt	154,371,979	53.09%	160,907,915	58.78%
Purchased equity	701,306	0.24%	2,001,213	0.73%
Equity grants	2,598,253	0.89%	2,602,993	0.95%

Total	$290,777,299	100.00%	$273,759,154	100.00%

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

	March 31, 2009		September 30, 2008
Cost:
Northeast	$105,254,740	33.06%	$89,699,936	30.87%
West	98,089,123	30.81%	81,813,016	28.15%
Southeast	42,689,689	13.41%	42,847,370	14.75%
Midwest	22,755,252	7.15%	22,438,998	7.72%
Southwest	49,547,032	15.57%	53,785,665	18.51%

Total	$318,335,836	100.00%	$290,584,985	100.00%

	March 31, 2009		September 30, 2008
Fair value:
Northeast	$87,996,123	30.26%	$73,921,159	27.00%
West	92,062,050	31.66%	80,530,516	29.42%
Southeast	42,541,684	14.63%	42,950,840	15.69%
Midwest	23,189,832	7.98%	22,575,695	8.25%
Southwest	44,987,610	15.47%	53,780,944	19.64%

Total	$290,777,299	100.00%	$273,759,154	100.00%

          Set forth below are tables showing the composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2009 and September 30, 2008:

	March 31, 2009		September 30, 2008
Cost:
Healthcare technology	$37,119,838	11.66%	$9,688,834	3.33%
Healthcare services	33,607,000	10.56%	23,274,321	8.01%
Footwear and apparel	21,886,322	6.88%	18,035,269	6.21%
Restaurants	19,914,912	6.26%	19,311,810	6.65%
Construction and engineering	19,058,539	5.99%	18,753,268	6.45%
Healthcare facilities	18,669,599	5.86%	18,222,690	6.27%
Trailer leasing services	17,065,410	5.36%	16,986,613	5.85%
Manufacturing — mechanical products	15,579,195	4.89%	15,494,737	5.33%
Data processing and outsourced services	13,663,473	4.29%	13,850,146	4.77%
Media — Advertising	13,089,380	4.11%	12,781,230	4.40%
Merchandise display	12,954,164	4.07%	12,799,999	4.40%
Home furnishing retail	12,710,861	3.99%	11,419,981	3.93%
Food distributors	12,008,090	3.77%	11,994,788	4.13%
Housewares & specialties	11,208,803	3.52%	11,419,317	3.93%
Capital goods	9,801,088	3.08%	9,638,999	3.32%
Emulsions manufacturing	9,610,219	3.02%	9,523,464	3.28%
Environmental & Facilities Services	8,984,801	2.82%	8,954,807	3.08%
Household products/ specialty chemicals	7,829,903	2.46%	11,853,805	4.08%
Leisure facilities	7,319,603	2.30%	7,482,805	2.58%
Entertainment — theaters	7,292,208	2.29%	11,780,851	4.05%
Building products	7,004,740	2.21%	6,973,122	2.39%
Lumber products	1,957,688	0.61%	10,344,129	3.56%

Total	$318,335,836	100.00%	$290,584,985	100.00%

	March 31, 2009		September 30, 2008
Fair value:
Healthcare technology	$36,199,751	12.45%	$9,864,480	3.60%
Healthcare services	34,040,899	11.71%	23,377,791	8.54%
Footwear and apparel	21,435,177	7.37%	17,934,513	6.55%
Construction and engineering	18,520,519	6.37%	18,683,167	6.82%
Restaurants	17,379,388	5.98%	17,639,081	6.44%
Healthcare facilities	17,189,033	5.91%	18,222,690	6.66%
Manufacturing — mechanical products	15,523,110	5.34%	15,494,737	5.66%
Data processing and outsourced services	13,369,069	4.60%	13,697,302	5.00%
Merchandise display	12,889,165	4.43%	12,799,999	4.68%
Trailer leasing services	12,418,047	4.27%	16,985,473	6.20%
Food distributors	11,887,135	4.09%	11,994,788	4.38%
Media — Advertising	11,275,567	3.88%	12,516,696	4.57%
Capital goods	10,300,667	3.54%	9,775,696	3.57%
Emulsions manufacturing	9,788,669	3.37%	9,523,464	3.48%
Home furnishing retail	9,252,095	3.18%	10,723,527	3.92%
Environmental & Facilities Services	8,087,949	2.78%	8,859,477	3.24%
Entertainment — theaters	7,257,784	2.50%	11,777,270	4.30%
Leisure facilities	7,107,403	2.44%	7,494,930	2.74%
Building products	7,019,950	2.41%	6,975,311	2.55%
Housewares & specialties	6,965,779	2.40%	11,407,776	4.17%
Household products/ specialty chemicals	1,953,743	0.67%	3,626,497	1.33%
Lumber products	916,400	0.31%	4,384,489	1.60%

Total	$290,777,299	100.00%	$273,759,154	100.00%

          The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2009 and September 30, 2008, the Company had no investments that were greater than 10% of the total investment portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended March 31, 2009, no individual investment produced income that exceeded 10% of investment income. For the three months ended March 31, 2008, the income from one investment exceeded 10% of investment income. This investment represented approximately 11.1% of the investment income for the three month period ended March 31, 2008.
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
          Accumulated unearned fee income activity for the six months ended March 31, 2009 and March 31, 2008 was as follows:

	Six months	Six months
	ended March 31, 2009	ended March 31, 2008

Beginning accumulated unearned fee income balance	$5,236,265	$1,566,293
Net fees received	2,227,846	3,047,617
Unearned fee income recognized	(1,816,247)	(698,554)

Ending accumulated unearned fee income balance	$5,647,864	$3,915,356

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
          The following table sets forth the weighted average shares outstanding for computing basic and diluted earnings per common share for the three months ended March 31, 2009 and March 31, 2008.

	Three months	Three months
	ended March 31, 2009	ended March 31, 2008

Weighted average common shares outstanding, basic and diluted	22,752,668	12,480,972

          On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then its stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008, the Company paid a cash dividend of approximately $1.9 million and issued 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008, the Company paid a cash dividend of $5.1 million, and purchased and distributed a total of 196,786 shares ($1.9 million) of its common stock under the dividend reinvestment plan. On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008, and a $0.33 per share dividend to stockholders of record on December 30, 2008. On December 18, 2008, the Company declared a special dividend of $0.05 per share to stockholders of record on December 30, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan. On January 29, 2009, the Company paid a cash dividend of approximately $7.6 million and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan.

          In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through open market at times and in such amounts as Company management deems appropriate. The stock repurchase program expires December 2009 and may be limited or terminated by the Board of Directors. In October 2008, the Company repurchased 78,000 shares of common stock on the open market as part of its share repurchase program.
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
          On December 30, 2008, Bank of Montreal renewed the Company’s $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days. As of March 31, 2009, the Company had $21.0 million of borrowings outstanding under this credit facility. At April 30, 2009, the Company had $17.0 million of borrowings outstanding under this credit facility.
          Prior to the merger, the Partnership entered into a $50 million unsecured, revolving line of credit with Wachovia Bank, N.A. (“Loan Agreement”) which had a final maturity date of April 1, 2008. Borrowings under the Loan Agreement were at a variable interest rate of LIBOR plus 0.75% per annum. In connection with the Loan Agreement, the General Partner, former member of the Board of Directors of Fifth Street Finance Corp. and an officer of Fifth Street Finance Corp. (collectively “guarantors”), entered into a guaranty agreement (the “Guaranty”) with the Partnership. Under the terms of the Guaranty, the guarantors agreed to guarantee the Partnership’s obligations under the Loan Agreement. In consideration for the guaranty, the Partnership was obligated to pay a former member of the Board of Directors of Fifth Street Finance Corp. a fee of $41,667 per month so long as the Loan Agreement was in effect. For the period from October 1, 2007 to November 27, 2007, the Partnership paid $83,333 under this Guaranty. In October 2007, the Partnership drew $28.25 million under the loan agreement. These loans were paid back in full with interest in November 2007. As of November 27, 2007, the Partnership terminated the Loan Agreement and the Guaranty.
          Interest expense for the three months ended March 31, 2009 and 2008, was $128,201 and $72,982, respectively. Interest expense for the six months ended March 31, 2009 and 2008, was $168,359 and $187,681, respectively.
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

          Accumulated PIK interest activity for the six months ended March 31, 2009 and March 31, 2008 was as follows:

	Six months ended	Six months ended
	March 31, 2009	March 31, 2008
PIK balance at beginning of period	$5,367,032	$588,795
Gross PIK interest accrued	4,170,923	1,687,713
PIK income reversals	(453,436)	—
PIK interest received in cash	(163,575)	(15,638)

PIK balance at end of period	$8,920,944	$2,260,870

          As of March 31, 2009, the Company had stopped accruing PIK interest and OID on four investments, including two investments that had not paid their scheduled monthly cash interest payments or were otherwise on non-accrual status. The aggregate amount of this income non-accrual was approximately $1.0 million and $1.6 million for the three and six months ended March 31, 2009, respectively.
          Income non-accrual amounts for the current year are as follows:

	Three months ended	Six months ended
	March 31, 2009	March 31, 2009
Cash interest income	$632,071	$902,578
PIK interest income	249,035	453,436
OID income	97,350	194,700

Total non-accrual of income	$978,456	$1,550,714

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
          For the three and six months ended March 31, 2009, the Company recorded $12.4 million of realized losses on two of our portfolio company investments in connection with our determination that such investments were permanently impaired based on, among other things, our analysis of changes in each portfolio company’s business operations and prospects. For the three and six months ended March 31, 2008, the Company had no realized gains or losses.
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
          For the three months ended March 31, 2009 and 2008, base management fees were approximately $1.5 million and $1.0 million, respectively. For the six months ended March 31, 2009 and 2008, base management fees were approximately $2.9 million and $1.8 million, respectively.
Incentive Fee
          The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre- Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:
•	no incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”).

•	100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter.

•	20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).
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

     For the three months ended March 31, 2009 and 2008, incentive fees were approximately $1.9 million and $1.0 million, respectively. For the six months ended March 31, 2009 and 2008, incentive fees were approximately $3.9 million and $1.0 million, respectively.
Transaction fees
          Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Investment Adviser received 20% of transaction origination fees. For the six months ended March 31, 2008, payments for the transaction fees paid to the Investment Adviser amounted to approximately $0.2 million and were expensed as incurred.
Indemnification
          The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company’s Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the investment advisory agreement or otherwise as the Company’s Investment Adviser.
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

          For the three and six months ended March 31, 2009, the Company incurred administrative expenses of approximately $318,000 and $595,000, respectively. At March 31, 2009, approximately $381,000 was included in Due to FSC, Inc. in the Consolidated Balance Sheet.
Note 12. Financial Highlights (1)

	Three months	Three months	Six months	Six months
	ended March	ended March	ended March	ended March
	31, 2009	31, 2008	31, 2009	31, 2008 (2)
Per share data: (3)
Net asset value at beginning of period	$11.86	$13.92	$13.02	$—
Adjustment to net asset value for issuance of common stock	(0.04)	—	(0.02)	8.56

Capital contributions from partners	—	—	—	5.33
Capital withdrawals by partners	—	—	—	(0.23)
Dividends declared and paid	—	—	(0.70)	—

Repurchases of common stock	—	—	(0.02)	—
Net investment income	0.33	0.33	0.69	0.62
Unrealized appreciation (depreciation) on investments	0.33	(0.13)	(0.49)	(0.16)
Realized loss on investments	(0.54)	—	(0.54)	—

Net asset value at end of period	$11.94	$14.12	$11.94	$14.12

Stockholders’ equity at beginning of period	$268,548,431	$173,699,990	$294,335,839	$106,815,695
Stockholders’ equity at end of period	$272,352,706	$176,210,249	$272,352,706	$176,210,249
Average stockholders’ equity (4)	$270,633,268	$174,955,120	$277,946,883	$160,985,605
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity (5)	1.59%	1.54%	3.11%	2.70%
Ratio of total expenses to average stockholders’ equity (5)	1.64%	1.59%	3.17%	2.81%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity (5)	1.04%	1.42%	-2.73%	3.24%
Ratio of unrealized appreciation (depreciation) on investments to ending stockholders’ equity (5)	2.85%	-0.89%	-3.94%	-1.16%
Total return to stockholders based on average stockholders’ equity (5)	1.05%	1.45%	-2.67%	3.36%
Weighted average outstanding debt (6)	$477,778	$2,881,933	$236,264	$1,417,344

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the six months ended March 31, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 in connection with the merger described above. There was no established public trading market for the stock for the period prior to October 1, 2007.

(3)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(5)	Interim periods are not annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.
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

Note 14. Subsequent Events
          On April 3, 2009 and May 4, 2009, the Company repaid $4.0 million and $3.0 million, respectively, of the balance on its secured revolving credit facility with the Bank of Montreal. As of May 6, 2009, the outstanding balance on the facility was $14.0 million.
          On April 15, 2009, the Company declared a $0.25 per share dividend to its common stockholders of record as of May 26, 2009. The dividend is payable on June 25, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
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
          In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008 and elsewhere in this Form 10-Q. Other factors that could cause actual results to differ materially include:
•	changes in the economy, including the current recession;

•	continued instability in the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies and RICs.
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
          Our consolidated financial statements prior to January 2, 2008 reflect our operations as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) prior to our merger with and into a corporation (Fifth Street Finance Corp.).
          On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
          Since approximately mid-2007, the financial markets and the economy have been volatile and generally declining. This has a wide impact on our business. It effects our investment origination, valuation, and pricing. It effects our portfolio companies’ ability to grow their business and service our debt. It effects our ability to raise capital.
          To the extent these conditions continue or worsen, it could negatively impact our operating results and limit our ability to grow.
Critical Accounting Policies
          The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
          We also may, when conditions warrant, utilize an expected recovery model, whereby we use alternate procedures to determine value when the customary approaches are deemed to be not as relevant or reliable.
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
• Separately, an independent valuation firm engaged by the Board of Directors prepares preliminary valuations on a selected basis and submits a report to us;

• The deal team compares and contrasts their preliminary valuations to the report of the independent valuation firm and resolves any differences;
• The deal team prepares a final valuation report for the Board of Directors;
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
          The fair value of all of our investments at March 31, 2009, and December 31, 2008, was determined by our Board of Directors.
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
          An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, and 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96.0% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process). The independent third party provides negative assurance with regard to the reasonableness of the valuations.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Balance Sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. While SFAS 159 became effective for our 2009 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.
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
Payment-in-Kind (PIK) Interest
          Our loans typically contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We will stop accruing PIK interest when it is determined that PIK interest is no longer collectable. Accumulated PIK interest represented approximately $8.9 million or 3.1% of our portfolio of investments as of March 31, 2009 and approximately $5.4 million or 2.0% as of September 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our Consolidated Statements of Cash Flows.
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
          A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in following tables:

	March 31, 2009	September 30, 2008

Cost:
First lien debt	44.94%	37.41%
Second lien debt	51.88%	59.38%
Purchased equity	1.29%	1.42%
Equity grants	1.89%	1.79%

Total	100.00%	100.00%

	March 31, 2009	September 30, 2008

Fair value:
First lien debt	45.78%	39.54%
Second lien debt	53.09%	58.78%
Purchased equity	0.24%	0.73%
Equity grants	0.89%	0.95%

Total	100.00%	100.00%

          Set forth below are tables showing the industry composition of our portfolio at cost and fair value as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Cost:
Healthcare technology	11.66%	3.33%
Healthcare services	10.56%	8.01%
Footwear and apparel	6.88%	6.21%
Restaurants	6.26%	6.65%
Construction and engineering	5.99%	6.45%
Healthcare facilities	5.86%	6.27%
Trailer leasing services	5.36%	5.85%
Manufacturing — mechanical products	4.89%	5.33%
Data processing and outsourced services	4.29%	4.77%
Media — Advertising	4.11%	4.40%
Merchandise display	4.07%	4.40%
Home furnishing retail	3.99%	3.93%
Food distributors	3.77%	4.13%
Housewares & specialties	3.52%	3.93%
Capital goods	3.08%	3.32%
Emulsions manufacturing	3.02%	3.28%
Environmental & Facilities Services	2.82%	3.08%
Household products/ specialty chemicals	2.46%	4.08%
Leisure facilities	2.30%	2.58%
Entertainment — theaters	2.29%	4.05%
Building products	2.21%	2.39%
Lumber products	0.61%	3.56%

Total	100.00%	100.00%

	March 31, 2009	September 30, 2008
Fair value:
Healthcare technology	12.45%	3.60%
Healthcare services	11.71%	8.54%
Footwear and apparel	7.37%	6.55%
Construction and engineering	6.37%	6.82%
Restaurants	5.98%	6.44%
Healthcare facilities	5.91%	6.66%
Manufacturing — mechanical products	5.34%	5.66%
Data processing and outsourced services	4.60%	5.00%
Merchandise display	4.43%	4.68%
Trailer leasing services	4.27%	6.20%
Food distributors	4.09%	4.38%
Media — Advertising	3.88%	4.57%
Capital goods	3.54%	3.57%
Emulsions manufacturing	3.37%	3.48%
Home furnishing retail	3.18%	3.92%
Environmental & Facilities Services	2.78%	3.24%
Entertainment — theaters	2.50%	4.30%
Leisure facilities	2.44%	2.74%
Building products	2.41%	2.55%
Housewares & specialties	2.40%	4.17%
Household products/ specialty chemicals	0.67%	1.33%
Lumber products	0.31%	1.60%

Total	100.00%	100.00%

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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of March 31, 2009 and September 30, 2008:

	March 31, 2009				September 30, 2008
	Investment at Fair	Percentage of Total			Investment at	Percentage of Total
Investment Rating	Value	Portfolio	Leverage Ratio		Fair Value	Portfolio	Leverage Ratio
1.	$9,788,669	3.37%	2.88		$7,578,261	2.77%	4.05
2.	239,166,947	82.25%	4.09		244,727,144	89.39%	4.23
3.	29,758,091	10.23%	6.47		17,069,260	6.24%	5.86
4.	9,193,449	3.16%	6.58		4,384,489	1.60%	9.80
5.	2,870,143	0.99%	NM	[1]	—	0.00%	—

Total	$290,777,299	100.00%	4.38		$273,759,154	100.00%	4.42

[1]	Due to operating performance this ratio is not measurable.
          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the terms of our investments in nine of our portfolio companies. Such modified terms include increased payment-in-kind interest provisions and reduced interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. See footnote 9 to the Consolidated Schedule of Investments as of March 31, 2009 in our consolidated financial statements included herein.
          In addition, as the United States economy continues to remain in a recession, the financial results of small- to mid-sized companies, like those in which we invest, have begun to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performance of certain of our portfolio companies has been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may affect distributable income.
Loans and Debt Securities on Non-Accrual Status
           As of March 31, 2009, we had stopped accruing PIK interest and OID on four investments, including two investments that had not paid their scheduled monthly cash interest payments or were otherwise on non-accrual status. The aggregate amount of this income non-accrual was approximately $1.0 million and $1.6 million for the three and six months ended March 31, 2009, respectively.

          Income non-accrual amounts for the current year are as follows:

	Three months ended	Six months ended
	March 31, 2009	March 31, 2009
Cash interest income	$632,071	$902,578
PIK interest income	249,035	453,436
OID income	97,350	194,700

Total non-accrual of income	$978,456	$1,550,714

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
Comparison for the three and six months ended March 31, 2009 and 2008
Total Investment Income
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
           Total investment income for the three months ended March 31, 2009 and March 31, 2008 was approximately $11.9 million and $6.9 million, respectively. For the three months ended March 31, 2009, this amount primarily consisted of approximately $11.2 million of interest income from portfolio investments (which included approximately $1.9 million of payment-in-kind or PIK interest), and $753,000 of fee income. For the three months ended March 31, 2008, this amount primarily consisted of approximately $6.2 million of interest income from portfolio investments (which included approximately $959,000 of payment-in-kind or PIK interest), and $425,000 of fee income.
           Total investment income for the six months ended March 31, 2009 and March 31, 2008 was approximately $24.5 million and $12.3 million, respectively. For the six months ended March 31, 2009, this amount primarily consisted of approximately $22.6 million of interest income from portfolio investments (which included approximately $3.7 million of payment-in-kind or PIK interest), and $1.8 million of fee income. For the six months ended March 31, 2008, this amount primarily consisted of approximately $11.2 million of interest income from portfolio investments (which included approximately $1.7 million of payment-in-kind or PIK interest), and $699,000 of fee income.
           The increase in our total investment income for the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of seven debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same periods.
Expenses
          Expenses for the three months ended March 31, 2009 and 2008 were approximately $4.4 million and $2.8 million, respectively. Expenses increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 by approximately $1.6 million, primarily as a result of increases in base management fees, incentive fees and legal fees related primarily to our formation of and application to license a Small Business Investment Company subsidiary and other deal related matters.
           Expenses for the six months ended March 31, 2009 and 2008 were approximately $8.8 million and $4.5 million, respectively. Expenses increased for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 by approximately $4.3 million, primarily as a result of increases in base management fees, incentive fees, legal fees related primarily to our formation of and application to license a Small Business Investment Company subsidiary and other deal related matters, and other general and administrative expenses.
          The increase in base management fees resulted from an increase in our total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
Net Investment Income
          As a result of the $5.0 million increase in total investment income as compared to the $1.6 million increase in total expenses, net investment income for the three months ended March 31, 2009 reflected a $3.4 million, or 83.5%, increase compared to the three months ended March 31, 2008.
           As a result of the $12.2 million increase in total investment income as compared to the $4.3 million increase in total expenses, net investment income for the six months ended March 31, 2009 reflected a $7.9 million, or 102.5%, increase compared to the six months ended March 31, 2008.

Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three and six months ended March 31, 2009, we recorded $12.4 million of realized losses on two of our portfolio company investments in connection with our determination that such investments were permanently impaired based on, among other things, our analysis of changes in each portfolio company’s business operations and prospects. During the three and six months ended March 31, 2008, we sold no investments and reported no realized gains or losses.
Net Change in Unrealized Appreciation or Depreciation on Investments
          We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our Consolidated Statement of Operations. Value, as defined in Section 2 (a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At March 31, 2009, and September 30, 2008, portfolio investments recorded at fair value represented 97.7% and 91.5%, respectively, of our total assets. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
          There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has depreciated in value including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment, or when the bond yield models concludes that the debt investment has depreciated. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has also appreciated in value or the bond yield models concludes that the debt investment has appreciated in value. Changes in fair value are recorded in the Consolidated Statement of Operations as net change in unrealized appreciation or depreciation.
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended March 31, 2009, we recorded net unrealized appreciation of $7.7 million. This consisted of $12.4 million of reclassifications to realized losses (i.e., we reversed previously recorded unrealized depreciation on two of our portfolio company investments in connection with the recognition of the realized losses described above), $4.4 million of unrealized depreciation on debt investments and $0.3 million of unrealized depreciation on equity investments. During the three months ended March 31, 2008, we recorded net unrealized depreciation of $1.6 million. This consisted entirely of unrealized depreciation on equity investments.
          During the six months ended March 31, 2009, we recorded net unrealized depreciation of $10.7 million. This consisted of $12.4 million of reclassification to realized losses, $21.0 million of net unrealized depreciation on debt investments and $2.1 million of net unrealized depreciation on equity investments. During the six months ended March 31, 2008, we recorded net unrealized depreciation of $2.0 million. This consisted entirely of unrealized depreciation on equity investments.
Financial Condition, Liquidity and Capital Resources
          For the six months ended March 31, 2009, we experienced a net decrease in cash and equivalents of $19.2 million. During that period, we used $25.4 million of cash in operating activities, primarily for the funding of $47.9 million of investments, partially offset by $11.2 million of principal payments received and $15.7 million of net investment income. In addition, in October 2008 we repurchased 78,000 shares of our common stock totaling approximately $462,000 pursuant to our open market share repurchase program, on December 29, 2008 we paid a cash dividend of $6.4 million to our common stockholders and issued 105,326 common shares totaling approximately $763,000 to those common stockholders that opted to reinvest the dividend under our dividend reinvestment plan, and on January 29, 2009 we paid a cash dividend of $7.6 million to our common stockholders and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan. On January 29, 2009, we borrowed $1.0 million under our secured revolving credit facility with Bank of Montreal. This amount was repaid in full on January 30, 2009. Also, we borrowed $21.0 million under the facility on March 30, 2009. $17.0 million of this amount remained outstanding at April 30, 2009. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through our credit line, as we deem appropriate.

          As of March 31, 2009, we had $3.7 million in cash, portfolio investments (at fair value) of $290.8 million, $2.8 million of interest receivable, $21.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million. At April 30, 2009, we had $1.8 million in cash, $2.2 million of interest receivable, $5.7 million of dividends payable, $17.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million.
          For the six months ended March 31, 2008, we experienced a net decrease in cash and equivalents of $15.2 million. During that period, we used $92.5 million of cash in operating activities, primarily for the funding of $102.3 million of investments partially offset by $7.8 million of net investment income. $77.3 million of cash was provided by financing activities, due primarily to net capital contributions from partners of $66.5 million and net borrowings of $14.4 million.
          Below are the significant capital transactions that occurred from Inception through March 31, 2009:
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
          On January 29, 2009, we borrowed $1.0 million from our secured revolving credit facility with Bank of Montreal. This amount was repaid in full on January 30, 2009. Also, we borrowed $21.0 million from the facility on March 30, 2009. This amount remained outstanding at March 31, 2009.

          We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, future borrowings and future offerings of securities. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
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
          In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of March 31, 2009, we had $3.7 million in cash, portfolio investments (at fair value) of $290.8 million, $2.8 million of interest receivable, $21.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million. At April 30, 2009, we had $1.8 million in cash, $2.2 million of interest receivable, $5.7 million of dividends payable, $17.0 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $11.0 million.
          Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2009, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
          Finally, in light of the recent worsening of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to help ensure adequate liquidity, including the formation of and application to license a Small Business Investment Company subsidiary. We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the unprecedented instability in the financial markets and the weak U.S. economy.
Borrowings
          On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The secured revolving credit facility is secured by our existing investments.
          On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of Libor +3.25% and a term of 364 days. As of March 31, 2009, we had $21.0 million of borrowings outstanding under this credit facility. At April 30, 2009, we had $17.0 million of borrowings outstanding under this credit facility.
          Under the secured revolving credit facility we must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, we must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At March 31, 2009, we were in compliance with these covenants.
          Since our inception we have had funds available under the following agreements which we repaid or terminated prior to our election to be regulated as a business development company:

Note Agreements.
          We received loans of $10 million on March 31, 2007 and $5 million on March 30, 2007 from Bruce E. Toll, a former member of our Board of Directors, on each occasion for the purpose of funding our investments in portfolio companies. These note agreements accrued interest at 12% per annum. On April 3, 2007, we repaid all outstanding borrowings under these note agreements.
Loan Agreements.
          On April 2, 2007, we entered into a $50 million loan agreement with Wachovia Bank, N.A., which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR (London Inter Bank Offered Rate) plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a former member of our Board of Directors, Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia Bank, N.A.
Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2009, our only off-balance sheet arrangements consisted of $11.0 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our Consolidated Balance Sheet.
Contractual Obligations
          A summary of the composition of unfunded commitments (consisting of revolvers and term loans) as of March 31, 2009 and September 30, 2008 is shown in the table below:

	March 31, 2009	September 30, 2008
MK Network, LLC	$—	$2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	—	2,650,000
Western Emulsions, Inc.	2,000,000	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,000,000	1,500,000
Martini Park, LLC	—	11,000,000
IZI Medical Products, Inc.	2,500,000	—

Total	$11,000,000	$24,650,000

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
          As discussed above, we have also entered into a $50 million secured revolving credit facility with Bank of Montreal, at a rate of LIBOR plus 3.25%, with a one year maturity date. This credit facility is secured by our existing investments. As of March 31, 2009, we had $21.0 million of borrowings outstanding under this credit facility. At April 30, 2009, we had $17.0 million of borrowings outstanding under this credit facility.
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
          To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (i.e., calendar year 2009). We anticipate timely distribution of our taxable income within the tax rules, however, we may incur a U.S. federal excise tax for the calendar year 2009. We intend to make distributions to our stockholders on a quarterly basis of between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
          We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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

          Mr. Toll, a former member of our Board of Directors and the father-in-law of Mr. Tannenbaum, our president and chief executive officer and the managing partner of our investment adviser, was one of the three guarantors under a $50 million loan agreement between Fifth Street Mezzanine Partners III, L.P., our predecessor fund, from Wachovia Bank, N.A. Fifth Street Mezzanine Partners III, L.P. paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, were each also guarantors under the loan, although they received no compensation for their respective guarantees. As of November 27, 2007, we terminated this loan with Wachovia Bank, N.A.
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
          As mentioned previously, on April 4, 2008 our Board of Directors approved a certificate of amendment to our restated certificate of incorporation reclassifying 200,000 shares of our common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. Our certificate of amendment was also approved by the holders of a majority of the shares of our outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008 we filed our certificate of amendment and on April 25, 2008, we sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of our directors at that time. For the three months ended June 30, 2008, we paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. On June 30, 2008, we redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000.
Recent Developments
          On April 3, 2009 and May 4, 2009, we repaid $4.0 million and $3.0 million, respectively, of the balance on our secured revolving credit facility with the Bank of Montreal. As of May 6, 2009, the outstanding balance on the facility was $14.0 million.
          On April 15, 2009, we declared a $0.25 per share dividend to our common stockholders of record as of May 26, 2009. The dividend is payable on June 25, 2009.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of March 31, 2009, approximately 6.0% of our debt investment portfolio (at fair value) and 5.8% of our debt investment portfolio (at cost) bore interest at floating rates. As of March 31, 2009, we had not entered into any interest rate hedging arrangements. At March 31, 2009, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
Item 4. Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Controls
           Our independent auditor has informed us that they believe we have a significant deficiency in internal control over financial reporting related to the research and application of accounting principles generally accepted in the United States of America (“GAAP”). As a result, we have engaged outside advisors to consult with, on an as needed basis, in connection with the application of GAAP.
           Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2009, we issued a total of 161,206 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.0 million.
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
          At March 31, 2009, the net proceeds of $129.4 million have been used as follows: (1) approximately $15.2 million to redeem all 30,000 shares outstanding of our preferred stock, (2) $26.9 million to pay down in June 2008 our outstanding borrowings under our secured revolving credit facility with Bank of Montreal, and (3) $87.3 to invest in portfolio companies.

Item 4. Submission of Matters to Vote of Security Holders
     Our Annual Meeting of Stockholders was held on February 4, 2009, for the purpose of:
•	Proposal No. 1 — Election of three directors, each to serve until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

•	Proposal No. 2 — Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009.
There were no broker non-votes for either proposal. Both matters were approved.
          The nominees for directors for a three-year term as listed in our 2009 proxy statement were elected by the following vote:

	For	Abstain
Bernard D. Berman	20,531,139	10,500

	For	Abstain
Adam C. Berkman	20,606,646	13,406

	For	Abstain
Leonard M. Tannenbaum	20,679,684	10,500
     The recommendation to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009 was approved by the following vote:

For	Against	Abstain
20,361,600	451,383	8,500

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: May 6, 2009	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

Date: May 6, 2009	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chairman, President, and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.