Form 10-K/A
period 2008-09-30
Fifth Street Finance Corp
filed 2009-07-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended September 30, 2008, originally filed with the SEC on December 11, 2008, for the sole purpose of including the financial statement schedule required by Rule 12-14 of Regulation S-X under the Securities Exchange Act of 1934 in the Form 10-K. As required by the rules of the SEC, this amendment sets forth an amended “Item 8. Financial Statements and Supplementary Data” in its entirety, including the financial statement schedule required by Rule 12-14 of Regulation S-X and the related report of our independent registered public accounting firm pertaining to this financial statement schedule, and “Item 15. Exhibits and Financial Statement Schedules” in its entirety, including new certifications of our chief executive officer and chief financial officer. Except as described above, this Form 10-K/A does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, our Form 10-K for the fiscal year ended September 30, 2008 and does not reflect events occurring after the original filing of the Form 10-K with the SEC on December 11, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
  Fifth Street Finance Corp.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of Fifth Street Finance Corp. (the “Company”) referred to in our report dated December 9, 2008, which is included in this Amendment No. 1 to the annual report on Form 10-K. Our audits of the basic financial statements included the Schedule of Investments In and Advances to Affiliates, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

New York, New York
June 3, 2009

Schedule 12-14

Fifth Street Finance Corp.

Schedule of Investments in and Advances to Affiliates

	Amount of
	Interest, Fees
	or Dividends
	Credited to	Fair Value at	Gross	Gross	Fair Value at
Portfolio Company/Type of Investment(1)	Income(2)	October 1, 2007	Additions(3)	Reductions(4)	September 30, 2008

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 16.875% due 3/21/2012	$1,790,771	$9,590,060	$428,261	$—	$10,018,321
First Lien Term Loan B, 16.875% due 3/21/2012	636,654	—	3,890,702	(250,000)	3,640,702
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	130,413	—	—	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC	—	89,587	7,569	—	97,156
CPAC, Inc.
Second Lien Term Loan, 17.5% due 4/13/2012	2,215,149	9,015,137	681,669	(5,930,310)	3,766,496
2,297 shares of Common Stock	—	2,297,000	—	(2,297,000)	—
Elephant & Castle, Inc.
Second Lien Term Loan, 15.5% due 4/20/2012	1,444,184	6,911,378	365,070	—	7,276,448
7,500 shares of Series A Preferred Stock	—	500,000	—	(303,614)	196,386
MK Network, LLC
First Lien Term Loan A, 13.5% due 6/1/2012	1,492,572	9,187,525	66,959	—	9,254,484
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010	18,667	—	—	—	—
11,030 Membership Units	—	1,095,000	—	(334,559)	760,441
Rose Tarlow, Inc.
First Lien Term Loan, 12% due 1/25/2014	871,242	—	9,977,845	—	9,977,845
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014	4,733	—	350,000	—	350,000
6.9% membership interest in RTMH Acquisition Company	—	—	1,275,000	(683,061)	591,939
0.1% membership interest in RTMH Acquisition Company	—	—	25,000	(13,393)	11,607
Martini Park, LLC
First Lien Term Loan, 14% due 2/20/2013	437,286	—	3,479,017	(469,113)	3,009,904
5% membership interest	—	—	650,000	(650,000)	—

	Amount of
	Interest, Fees
	or Dividends
	Credited to	Fair Value at	Gross	Gross	Fair Value at
Portfolio Company/Type of Investment(1)	Income(2)	October 1, 2007	Additions(3)	Reductions(4)	September 30, 2008

Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013	600,613	—	9,649,100	—	9,649,100
Second Lien Term Loan B, 16.5% due 2/25/2013	1,561,809	—	13,190,948	—	13,190,948
1,080,399 shares of Series A Preferred Stock	—	—	1,183,867	—	1,183,867

Total Affiliate Investments	$11,073,680	$38,816,100	$45,221,007	$(10,931,050)	$73,106,057

This schedule should be read in conjunction with the Company’s Financial Statements, including the Schedule of Investments and Notes to the Financial Statements.

(1)	The principal amount and ownership detail is shown in the Schedule of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Non-Control/Non-Affiliate categories, respectively.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities, Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

(4)	Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.4	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
10.1	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.2	Form of Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit (g) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.3	Custodial Agreement (Incorporated by reference to Exhibit (j) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.4	Form of Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit (k)(1) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.5	Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit (k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.6		Secured Revolving Credit Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.7		Guarantee and Security Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.8		First Amendment to Secured Revolving Credit Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(5) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.9		First Amendment to Guarantee and Security Agreement between Registrant and Bank of Montreal (Incorporated by reference to Exhibit (k)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

By:	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).