Form 10-K/A
period 2008-09-30
Fifth Street Finance Corp
filed 2009-07-14
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Form 10-K for the fiscal year ended September 30, 2008 in response to certain comments made by the Staff of the SEC. On July 9, 2009, we filed Amendment No. 1 to our Form 10-K for the fiscal year ended September 30, 2008 (“Amendment No. 1”), which Form 10-K was originally filed with the SEC on December 11, 2008, for the sole purpose of including the financial statement schedule required by Rule 12-14 of Regulation S-X under the Securities Exchange Act of 1934 in the Form 10-K. Amendment No. 1 contained a separate report of our independent registered public accounting firm with respect to this schedule. Our independent registered public accounting firm has revised its report on our audited financial statements for the fiscal year ended September 30, 2008 to address the schedule. This revised report of our independent registered public accounting firm is contained in this amendment to our Form 10-K for the fiscal year ended September 30, 2008.

Further, as required by the rules of the SEC, this amendment to our Form 10-K for the fiscal year ended September 30, 2008, sets forth an amended “Item 8. Financial Statements and Supplementary Data” in its entirety, including the financial statement schedule required by Rule 12-14 of Regulation S-X and the revised report of our independent registered public accounting firm discussed above, and “Item 15. Exhibits and Financial Statement Schedules” in its entirety, including new certifications of our chief executive officer and chief financial officer. Except as described above, this amendment to our Form 10-K for the fiscal year ended September 30, 2008 does not modify or update in any way the financial position, results of operations, changes in net assets, cash flows, or other disclosures in, or exhibits to, our Form 10-K for the fiscal year ended September 30, 2008 and does not reflect events occurring after the original filing of the Form 10-K with the SEC on December 11, 2008.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
     Fifth Street Finance Corp.

We have audited the accompanying balance sheets, including the schedule of investments, of Fifth Street Finance Corp. (a Delaware corporation and successor to Fifth Street Mezzanine Partners III, L.P.) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12), for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007. Our audits of the basic financial statements included the Schedule of Investments in and Advances to Affiliates. These financial statements, financial highlights and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of September 30, 2008 and 2007. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Fifth Street Finance Corp. as of September 30, 2008 and 2007, and the results of its operations, changes in net assets and its cash flows and financial highlights for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
June 3, 2009

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

Date: July 14, 2009

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