Form 10-Q
period 2009-06-30
Fifth Street Finance Corp
filed 2009-08-05
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock as of July 31, 2009 was 32,302,097.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

Fifth Street Finance Corp.
Consolidated Balance Sheets
(unaudited)

	June 30, 2009	September 30, 2008
Assets

Investments at fair value:
Affiliate investments (cost 6/30/09: $84,226,339; cost 9/30/08 $81,820,636)	$71,357,119	$71,350,417
Non-control/Non-affiliate investments (cost 6/30/09 $236,014,212; cost 9/30/08 $208,764,349)	219,375,158	202,408,737
Total investments at fair value	290,732,277	273,759,154

Cash and cash equivalents	1,581,293	22,906,376
Interest receivable	2,910,652	2,367,806
Due from portfolio company	107,598	80,763
Prepaid expenses	205,799	34,706
Deferred offering costs	27,900	—

Total Assets	295,565,519	299,148,805

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	328,564	567,691
Base management fee payable	1,477,828	1,381,212
Incentive fee payable	1,971,894	1,814,013
Due to FSC, Inc.	447,421	574,102
Interest payable	11,131	38,750
Payments received in advance from portfolio companies	126,975	133,737
Offering costs payable	—	303,461
Loan payable	18,500,000	—
Total Liabilities	22,863,813	4,812,966

Stockholders’ Equity:
Common stock, $0.01 par value, 49,800,000 shares authorized, 22,814,597 and 22,614,289 shares issued and outstanding at June 30, 2009 and September 30, 2008	228,146	226,143
Additional paid-in-capital	301,901,327	300,524,155
Net unrealized depreciation on investments	(29,508,273)	(16,825,831)
Net realized gain (loss) on investments	(12,337,513)	62,487
Accumulated undistributed net investment income	12,418,019	10,348,885
Total Stockholders’ Equity	272,701,706	294,335,839

Total Liabilities and Stockholders’ Equity	295,565,519	299,148,805
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2009	2008	2009	2008
Interest income:
Affiliate investments	$2,763,106	$2,662,006	$8,131,504	$6,019,623
Non-control/Non-affiliate investments	7,338,407	4,359,549	20,815,516	10,503,739
Interest on cash and cash equivalents	710	127,973	90,665	520,974
Total interest income	10,102,223	7,149,528	29,037,685	17,044,336

PIK interest income:
Affiliate investments	448,625	455,964	1,245,471	1,077,107
Non-control/Non-affiliate investments	1,402,118	974,265	4,322,759	2,040,835
Total PIK interest income	1,850,743	1,430,229	5,568,230	3,117,942

Fee income:
Affiliate investments	244,590	201,603	948,761	471,279
Non-control/Non-affiliate investments	629,874	253,787	1,741,950	682,665
Total fee income	874,464	455,390	2,690,711	1,153,944

Dividend and other income:
Affiliate investments	—	20,055	—	20,055
Non-control/Non-affiliate investments	11,458	134,887	11,458	134,887
Other income	—	—	35,396	—
Total dividend and other income	11,458	154,942	46,854	154,942

Total Investment Income	12,838,888	9,190,089	37,343,480	21,471,164

Expenses:
Base management fee	1,477,828	1,078,196	4,336,582	2,877,122
Incentive fee	1,971,894	1,283,636	5,896,316	2,303,541
Professional fees	500,194	414,166	1,303,062	968,666
Board of Directors fees	45,000	59,500	133,250	89,250
Organizational costs	—	—	—	200,747
Interest expense	261,656	685,093	430,015	872,774
Administrator expense	189,027	379,227	610,625	628,789
Line of credit guarantee expense	—	—	—	83,333
Transaction fees	—	—	—	206,726
General and administrative expenses	505,714	155,728	1,048,365	352,053
Total expenses	4,951,313	4,055,546	13,758,215	8,583,001

Net Investment Income	7,887,575	5,134,543	23,585,265	12,888,163

Unrealized appreciation (depreciation) on investments:
Affiliate investments	348,604	(5,665,569)	(2,399,000)	(7,185,455)
Non-control/Non-affiliate investments	(2,298,343)	(4,841,584)	(10,283,443)	(5,367,037)
Total unrealized appreciation (depreciation) on investments	(1,949,739)	(10,507,153)	(12,682,443)	(12,552,492)

Realized gain (loss) on investments:
Affiliate investments	—	—	(4,000,000)	—
Non-control/Non-affiliate investments	—	62,487	(8,400,000)	62,487
Total realized gain (loss) on investments	—	62,487	(12,400,000)	62,487

Net increase (decrease) in net assets resulting from operations	$5,937,836	$(5,310,123)	$(1,497,178)	$398,158

Net investment income per common share — basic and diluted (1)	$0.35	$0.35	$1.04	$0.98
Earnings per common share — basic and diluted (1)	$0.26	$(0.36)	$(0.07)	$0.03
Weighted average common shares — basic and diluted	22,803,597	14,609,904	22,705,454	13,188,026

(1)	The earnings and net investment income per share calculations for the nine months ended June 30, 2008 are based on the assumption that if the number of shares issued at the time of the merger of Fifth Street Mezzanine Partners III L.P. with and into Fifth Street Finance Corp. on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the nine-month period, on October 1, 2007, Fifth Street Finance Corp’s earnings and net investment income per share would have been $0.03 and $0.98 per share, respectively.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2009	June 30, 2008
Operations:
Net investment income	$23,585,265	$12,888,163
Net unrealized depreciation on investments	(12,682,443)	(12,552,492)
Net realized gain (loss) on investments	(12,400,000)	62,487

Net increase (decrease) in net assets from operations	(1,497,178)	398,158

Stockholder transactions:
Distributions to stockholders from net investment income	(21,516,132)	(3,744,291)

Net decrease in net assets from stockholder transactions	(21,516,132)	(3,744,291)

Capital share transactions:
Issuance of common stock	—	129,531,247
Issuance of common stock under dividend reinvestment plan	1,841,659	1,882,200
Issuance of common stock on conversion of partnership interest	—	169,420,000
Redemption of partnership interest for common stock	—	(169,420,000)
Fractional shares paid to partners from conversion	—	(358)
Repurchases of common stock	(462,482)	—
Capital contributions from partners	—	66,497,000
Capital withdrawals by partners	—	(2,810,369)

Net increase in net assets from capital share transactions	1,379,177	195,099,720
Total increase (decrease) in net assets	(21,634,133)	191,753,587
Net assets at beginning of period	294,335,839	106,815,695
Net assets at end of period	$272,701,706	$298,569,282

Net asset value per common share	$11.95	$13.20

Common shares outstanding at end of period	22,814,597	22,614,289
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,497,178)	$398,158
Change in unrealized depreciation on investments	12,682,443	12,552,492
Realized (gains) losses on investments	12,400,000	(62,487)
PIK interest income, net of cash received	(5,301,112)	(3,086,248)
Recognition of fee income	(2,690,711)	(1,153,944)
Fee income received	3,079,636	3,872,870
Accretion of original issue discount on investments	(621,680)	(674,099)
Other income	(35,396)	—
Change in operating assets and liabilities:
Increase in interest receivable	(542,846)	(1,347,563)
(Increase) decrease in due from portfolio company	(26,835)	111,295
Decrease in prepaid management fees	—	252,586
Increase in prepaid expenses and other assets	(171,093)	(63,304)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(239,127)	33,853
Increase in base management fee payable	96,616	1,078,196
Increase in incentive fee payable	157,881	1,283,636
Increase (decrease) in due to FSC, Inc.	(126,681)	214,387
Increase (decrease) in interest payable	(27,619)	8,410
Increase (decrease) in payments received in advance from portfolio companies	(6,762)	95,644
Purchase of investments	(50,050,000)	(137,302,442)
Proceeds from the sale of investments	—	62,487
Principal payments received on investments (scheduled repayments and revolver paydowns)	5,178,301	724,999
Principal payments received on investments (payoffs)	8,350,000	—
Net cash used in operating activities	(19,392,163)	(123,001,074)
Cash flows from financing activities:
Dividends paid in cash	(19,674,473)	(1,862,091)
Repurchases of common stock	(462,482)	—
Capital contributions	—	66,497,000
Capital withdrawals	—	(2,810,369)
Borrowings	29,500,000	79,250,000
Repayments of borrowings	(11,000,000)	(79,250,000)
Proceeds from the issuance of common stock	—	131,316,000
Proceeds from the issuance of mandatorily redeemable preferred stock	—	15,000,000
Redemption of preferred stock	—	(15,000,000)
Offering costs paid	(295,965)	(835,113)
Redemption of partnership interests for cash	—	(358)
Net cash provided by (used in) financing activities	(1,932,920)	192,305,069
Net increase (decrease) in cash and cash equivalents	(21,325,083)	69,303,995
Cash and cash equivalents, beginning of period	22,906,376	17,654,056
Cash and cash equivalents, end of period	$1,581,293	$86,958,051
Supplemental Information:
Cash paid for interest	$332,634	$864,364
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,841,659	$1,882,200
Reinvested shares of common stock under dividend reinvestment plan	$—	$(1,882,200)
Redemption of partnership interests	$—	$(173,699,632)
Issuance of shares of common stock in exchange for partnership interests	$—	$173,699,632
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2009
(unaudited)

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		$10,419,639	$10,247,350	$10,464,687
First Lien Term Loan B, 16.875% due 3/21/2012		2,987,344	2,940,628	3,003,281
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	43,267

			13,568,391	13,641,648

CPAC, Inc. (9)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		11,254,527	9,546,561	2,035,068
Charge-off of cost basis of impaired loan (12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—

			7,843,561	2,035,068

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,973,891	7,450,202	7,186,722
7,500 shares of Series A Preferred Stock			750,000	151,028

			8,200,202	7,337,750

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,193,871	9,163,869
First Lien Term Loan B, 17.5% due 6/1/2012		5,292,267	5,025,109	5,007,418
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 — undrawn revolver of $2,000,000 (10)		—	—	—
11,030 Membership Units (6)			771,575	14,916

			14,990,555	14,186,203

Rose Tarlow, Inc. (9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,126,354	9,944,394	7,742,600
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 — undrawn revolver of $1,450,000 (10)		1,550,000	1,538,160	1,319,399
6.9% membership interest in RTMH Acquisition Company			1,275,000	—
0.1% membership interest in RTMH Acquisition Company			25,000	—

			12,782,554	9,061,999

Martini Park, LLC (9)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,302,241	3,420,351	2,060,165
5% membership interest			650,000	—

			4,070,351	2,060,165

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,927,946	8,410,819	8,455,215
Second Lien Term Loan B, 16.5% due 2/25/2013		14,131,186	13,279,508	13,347,786
1,080,399 shares of Series A Preferred Stock			1,080,398	1,231,285

			22,770,725	23,034,286

Total Affiliate Investments			$84,226,339	$71,357,119

Non-Control/Non-Affiliate Investments (7)

Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,764,138	6,447,489
25,641 Shares of Series A Preferred Stock			253,846	116,820
25,641 Shares of Common Stock			2,564	—

			7,020,548	6,564,309

Traffic Control & Safety Corporation	Construction and Engineering

Second Lien Term Loan, 15% due 6/29/2014		19,166,835	18,845,365	17,854,640
24,750 shares of Series B Preferred Stock			247,500	58,868
25,000 shares of Common Stock			2,500	—

			19,095,365	17,913,508

Nicos Polymers & Grinding Inc. (9)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,076,222	3,042,034	2,613,466
First Lien Term Loan B, 13.5% due 7/17/2012		5,930,733	5,720,100	4,923,652
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,930,220	7,537,118

TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,570,644	2,561,059	2,260,035
Second Lien Term Loan B, 14.5% due 8/3/2012		10,688,305	10,276,152	9,081,059
53,994 Senior Preferred Shares			215,975	—
191,977 Shares A Shares			191,977	—

			13,245,163	11,341,094

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,875,000	1,863,571	1,799,649
First Lien Term Loan B, 15% due 8/8/2012		5,455,812	5,331,641	5,187,323
1,000 Common Units			42,908	62,576

			7,238,120	7,049,548

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,397,417	11,955,123	12,030,530

			11,955,123	12,030,530

Boot Barn (9)	Footwear and Apparel

Second Lien Term Loan, 14.5% due 10/3/2013		22,269,738	21,906,124	21,255,055
24,706 shares of Series A Preferred Stock			247,060	12,042
1,308 shares of Common Stock			131	—

			22,153,315	21,267,097

American Hardwoods Industries Holdings, LLC (9)	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,073,644	10,116,061	65,511
Charge-off of cost basis of impaired loan (12)			(8,400,000)	—
24,375 Membership Units			250,000	—

			1,966,061	65,511

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,708,134	17,099,913	11,693,625
285 shares of Common Stock			1,140	—

			17,101,053	11,693,625

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,745,344	9,538,318	9,828,580
33,463 shares of Common Stock			344,513	241,529

			9,882,831	10,070,109

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,942,679	7,837,678	7,927,027

			7,837,678	7,927,027

Lighting by Gregory, LLC	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		4,450,003	4,390,353	2,706,496
First Lien Term Loan B, 14.5% due 2/28/2013		7,082,772	6,920,440	4,152,390
1.1% membership interest			110,000	—

			11,420,793	6,858,886

Rail Acquisition Corp.	Manufacturing - Mechanical Products

First Lien Term Loan, 17% due 4/1/2013		15,788,980	15,522,216	15,375,507

			15,522,216	15,375,507

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		11,852,713	11,657,982	11,895,509

			11,657,982	11,895,509

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,259,685	7,145,407	7,386,573
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 — undrawn revolver of $2,000,000 (11)		—	(16,666)	(16,666)
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	183,675

			7,328,910	7,553,582

HealthDrive Corporation (9)	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		7,850,000	7,609,344	7,291,105
First Lien Term Loan B, 13% due 7/17/2013		10,050,383	9,890,383	9,476,747
First Lien Revolver, 12% due 7/17/2013 — undrawn revolver of $1,500,000		500,000	484,000	463,758

			17,983,727	17,231,610

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,248,417	13,031,750	12,996,790

			13,031,750	12,996,790

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,615,658	10,301,228	10,689,091
116,237 Common Units (6)			151,108	445,843

			10,452,336	11,134,934

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,496,333	5,651,052
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,288,433	16,746,945
First Lien Revolver, 10% due 3/31/2014 — undrawn revolver of $2,500,000 (11)		—	(47,500)	(47,500)
453,755 Preferred units of IZI Holdings, LLC			453,755	518,367

			22,191,021	22,868,864

Total Non-Control/Non-Affiliate Investments			$236,014,212	$219,375,158

Total Portfolio Investments			$320,240,551	$290,732,277

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of June 30, 2009, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008		+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	+ 2.0% on Term Loan A		Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
American Hardwoods Industries Holdings, LLC	April 1, 2008	+ 6.75% on Term Loan	- 3.0% on Term Loan	Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2008

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Affiliate Investments (4)

O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		$10,108,838	$9,888,488	$9,888,488
First Lien Term Loan B, 16.875% due 3/21/2012		3,640,702	3,581,245	3,581,245
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	97,156
			13,850,146	13,697,302

CPAC, Inc.	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		10,613,769	9,556,805	3,626,497
2,297 shares of Common Stock			2,297,000	—
			11,853,805	3,626,497

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,809,513	7,145,198	7,145,198
7,500 shares of Series A Preferred Stock			750,000	196,386

			7,895,198	7,341,584

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,115,152	9,115,152
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 — undrawn revolver of $2,000,000 (10)		—	(11,113)	(11,113)
6,114 Membership Units (6)			584,795	760,441
			9,688,834	9,864,480

Rose Tarlow, Inc.	Home Furnishing Retail

First Lien Term Loan, 12% due 1/25/2014		10,000,000	9,796,648	9,796,648
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 — undrawn revolver of $2,650,000		350,000	323,333	323,333
6.9% Membership interest in RTMH Acquisition Company			1,275,000	591,939
0.1% Membership interest in RTMH Acquisition Company			25,000	11,607
			11,419,981	10,723,527

Martini Park, LLC	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,049,822	3,188,351	2,719,236
5% Membership interest			650,000	—
			3,838,351	2,719,236

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		10,000,000	9,381,973	9,381,973
Second Lien Term Loan B, 16.5% due 2/25/2013		13,809,891	12,811,950	12,811,951
1,080,399 shares of Series A Preferred Stock			1,080,398	1,183,867
			23,274,321	23,377,791

Total Affiliate Investments			81,820,636	71,350,417

Non-Control/Non-Affiliate Investments (7)

Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,716,712	6,716,712
25,641 shares of Series A Preferred Stock			253,846	253,846
25,641 shares of Common Stock			2,564	4,753
			6,973,122	6,975,311

Traffic Control & Safety Corporation	Construction and Engineering

Second Lien Term Loan, 15% due 6/29/2014		18,741,969	18,503,268	18,503,268
24,750 shares of Series B Preferred Stock			247,500	179,899
25,000 shares of Common Stock			2,500	—
			18,753,268	18,683,167

Nicos Polymers & Grinding Inc. (9)	Environmental & Facilities Services

First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,216,511	3,192,408	3,192,408
First Lien Term Loan B, 13.5% due 7/17/2012		5,786,547	5,594,313	5,594,313
3.32% Interest in Crownbrook Acquisition I LLC			168,086	72,756
			8,954,807	8,859,477

TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,531,982	2,516,148	2,516,148
Second Lien Term Loan B, 14.5% due 8/3/2012		10,369,491	9,857,130	9,857,130
53,944 Senior Preferred Shares			215,975	143,418
191,977 Shares A Shares			191,977	—
			12,781,230	12,516,696

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,250,000	2,233,636	2,233,636
First Lien Term Loan B, 15% due 8/8/2012		5,353,461	5,206,261	5,206,261
1,000 Common Units			42,908	55,033
			7,482,805	7,494,930

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,516,185	11,994,788	11,994,788
			11,994,788	11,994,788

Boot Barn	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		18,095,935	17,788,078	17,788,078
24,706 shares of Series A Preferred Stock			247,060	146,435
1,308 shares of Common Stock			131	—
			18,035,269	17,934,513

American Hardwoods Industries Holdings, LLC	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,334,704	10,094,129	4,384,489
24,375 Membership Units			250,000	—
			10,344,129	4,384,489

Premier Trailer Leasing, Inc.	Trailer Leasing Services

Second Lien Term Loan, 16.5% due 10/23/2012		17,277,619	16,985,473	16,985,473
285 shares of Common Stock			1,140	—
			16,986,613	16,985,473

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,544,447	9,294,486	9,294,486
33,463 shares of Common Stock			344,513	481,210
			9,638,999	9,775,696

Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	7,705,762	7,578,261	7,578,261
			7,578,261	7,578,261

Lighting by Gregory, LLC	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		4,500,002	4,420,441	4,420,441
First Lien Term Loan B, 14.5% due 2/28/2013		7,010,207	6,888,876	6,888,876
1.1% Membership interest			110,000	98,459
			11,419,317	11,407,776

Rail Acquisition Corp.	Manufacturing - Mechanical Products

First Lien Term Loan, 17% due 4/1/2013		15,800,700	15,494,737	15,494,737
			15,494,737	15,494,737

Western Emulsions, Inc.	Emulsions Manufacturing

Second Lien Term Loan, 15% due 6/30/2014		9,661,464	9,523,464	9,523,464
			9,523,464	9,523,464

Storytellers Theaters Corporation	Entertainment - Theaters

First Lien Term Loan, 15% due 7/16/2014		11,824,414	11,598,248	11,598,248
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 — undrawn revolver of $2,000,000 (10)		—	(17,566)	(17,566)
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	196,588
			11,780,851	11,777,270

HealthDrive Corporation	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		8,000,000	7,923,357	7,923,357
First Lien Term Loan B, 13% due 7/17/2013		10,008,333	9,818,333	9,818,333
First Lien Revolver, 12% due 7/17/2013 — undrawn revolver of $1,500,000		500,000	481,000	481,000
			18,222,690	18,222,690

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,049,166	12,799,999	12,799,999
			12,799,999	12,799,999

Total Non-Control/Non-Affiliate Investments			208,764,349	202,408,737

Total Portfolio Investments			$290,584,985	$273,759,154

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Rates have been adjusted on the term loans, as follows:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	August 1, 2008	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan amendment

(10)	Amounts represent unearned income related to undrawn commitments.
See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
     The Company also has certain wholly owned taxable subsidiaries which hold certain portfolio investments of the Company. The taxable subsidiaries are consolidated with the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules contained in Article 6 of Regulation S-X, and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances have been eliminated. The purpose of the taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the Regulated Investment Company (“RIC”) tax requirements. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.
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
     The Company has evaluated all subsequent events through August 5, 2009, the date of the filing of this Form 10-Q.
     Although the Company expects to fund the growth of the its investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income in order to satisfy the requirements applicable to regulated investment companies, or RICs, under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings under its $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, we may realize significantly less than their recorded value. As of June 30, 2009, the Company had $1.6 million in cash, portfolio investments (at fair value) of $290.7 million, $2.9 million of interest receivable, $18.5 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $9.5 million.

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
     The consolidated financial statements include portfolio investments at fair value of $290.7 million and $273.8 million at June 30, 2009 and September 30, 2008, respectively. The portfolio investments represent 106.6% and 93.0% of stockholders’ equity at June 30, 2009 and September 30, 2008, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
     The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and “Non-Control/ Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not have any derivative instruments nor has it engaged in any hedging activities. As a result, the adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.
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
     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FASB Staff Positions No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. These FSPs are effective for interim reporting periods ending after June 15, 2009. The Company adopted these staff positions upon their issuance, and they had no material impact on the Company’s consolidated financial statements. See Note 2 - “Significant Accounting Policies - Investments” for these disclosures.
     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 upon its issuance and it had no material impact on the Company’s consolidated financial statements. See Note 2 - “Significant Accounting Policies - Basis of Presentation and Liquidity” for this new disclosure.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, our fiscal 2011. The Company does not anticipate that SFAS 166 or SFAS 167 will have a material impact on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.
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
     At June 30, 2009 and September 30, 2008, $272.4 million and $251.5 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 95% and 93%, respectively, of the Company’s total portfolio of debt investments at fair value. At June 30, 2009 and September 30, 2008, the Company had equity investments designed to provide the Company with an opportunity for an enhanced internal rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains.

     During the three months ended June 30, 2009, the Company recorded no realized gains or losses on investments. During the nine months ended June 30, 2009, the Company recorded realized losses of $12.4 million. During the three and nine months ended June 30, 2008, the Company recorded realized gains on investments of $62,487. During the three months ended June 30, 2009 and 2008, the Company recorded unrealized depreciation of $2.0 million and $10.5 million, respectively. During the nine months ended June 30, 2009 and 2008, the Company recorded unrealized depreciation of $12.7 million and $12.6 million, respectively.
     The composition of the Company’s investments as of June 30, 2009 and September 30, 2008 at cost and fair value was as follows:

	June 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$310,127,933	$287,521,648	$281,264,010	$269,154,948
Investments in equity securities	10,112,618	3,210,629	9,320,975	4,604,206

Total	$320,240,551	$290,732,277	$290,584,985	$273,759,154

b) Fair Value Measurements:
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157—Fair Value Measurements, or SFAS 157, which was effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
     The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the Company’s Consolidated Balance Sheet for each of the three levels of hierarchy established by SFAS 157.

Internal
models
	Quoted	with
	market	significant
	prices in	observable	Internal models with	Total fair value
	active	market	significant	reported in
	markets	parameters	unobservable market	Consolidated Balance
	(Level 1)	(Level 2)	parameters (Level 3)	Sheet
Affiliate investments	—	—	$71,357,119	$71,357,119
Non-Control/Non-Affiliate investments	—	—	219,375,158	219,375,158
Control investments	—	—	—	—

Total investments at fair value	—	—	$290,732,277	$290,732,277

The following table provides a roll-forward in the changes in fair value from September 30, 2008 to June 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

	Affiliate	Non-Control/Non-Affiliate	Control
	investments	investments	investments	Total
Fair value as of September 30, 2008	$71,350,417	$202,408,737	—	$273,759,154
Total realized losses	(4,000,000)	(8,400,000)	—	(12,400,000)
Change in unrealized depreciation	(2,399,000)	(10,283,443)	—	(12,682,443)
Purchases, issuances, settlements and other, net	6,405,702	35,649,864	—	42,055,566
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2009	$71,357,119	$219,375,158	—	$290,732,277

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
     Beginning on October 1, 2008, the Company also introduced a bond-yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended June 30, 2009 and 2008, the Company recorded net unrealized depreciation of $2.0 million and $10.5 million, respectively, on its investments. For the three months ended June 30, 2009, a portion of the Company’s net unrealized depreciation, approximately $2.8 million, resulted from declines in EBITDA or market multiples of its portfolio companies requiring closer monitoring or performing below expectations; offset by approximately $0.8 million of unrealized appreciation resulting from the adoption of SFAS 157.

     The table below summarizes the changes in the Company’s investment portfolio from September 30, 2008 to June 30, 2009.

	Debt	Equity	Total

Fair value at September 30, 2008	$269,154,948	$4,604,206	$273,759,154
New investments	49,258,356	791,644	50,050,000
Redemptions/ repayments	(13,528,301)	—	(13,528,301)
Net accrual of PIK interest income	5,301,112	—	5,301,112
Accretion of original issue discount	621,680	—	621,680
Recognition of unearned income	(388,925)	—	(388,925)
Net unrealized depreciation	(10,497,222)	(2,185,221)	(12,682,443)
Net changes from unrealized to realized	(12,400,000)	—	(12,400,000)

Fair value at June 30, 2009	$287,521,648	$3,210,629	$290,732,277

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
     The Company has investments in debt securities which contain a payment in kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. For the three months ended June 30, 2009 and 2008, the Company recorded PIK income of $1.9 million and $1.4 million, respectively. For the nine months ended June 30, 2009 and 2008, the Company recorded PIK income of $5.6 million and $3.1 million, respectively.
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
Consolidation:
     The Company has certain wholly owned taxable subsidiaries which hold certain portfolio investments of the Company. The taxable subsidiaries are consolidated with the Company for GAAP reporting purposes and the rules contained in Article 6 of Regulation S-X, and the portfolio investments held by the taxable subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances have been eliminated. The purpose of the taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio investments. This income tax expense, if any, is reflected in the Company’s Consolidated Statement of Operations.
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
     As a partnership, Fifth Street Mezzanine Partners III, LP filed a calendar year tax return for a short year initial period from February 15, 2007 through December 31, 2007. Upon the merger, Fifth Street Finance Corp., the surviving C-Corporation, made an election to be treated as a RIC under the Code and adopted a September 30 tax year end. Accordingly, the first RIC tax return has been filed for the tax year beginning January 1, 2008 and ending September 30, 2008.
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to its stockholders as a dividend. The Company anticipates distributing between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (i.e., calendar year 2009). The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company may incur a U.S. federal excise tax for the calendar year 2009.
     The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $1.5 million. However, this amount has been fully offset by a valuation allowance of $1.5 million, since it is more likely than not, that these deferred tax assets will not be realized.
     Listed below is a reconciliation of “net increase (decrease) in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2009.

	Three months ended	Nine months ended
	June 30, 2009(1)	June 30, 2009(1)

Net increase (decrease) in net assets resulting from operations	$5,938,000	$(1,497,000)
Net change in unrealized depreciation on investments	1,949,000	12,682,000
Book/tax difference due to deferred loan origination fees, net	(23,000)	389,000
Book/tax difference due to organizational and deferred offering costs	(22,000)	(66,000)
Book/tax difference due to interest income on certain loans	1,138,000	1,400,000
Other book/tax differences	(20,000)	(2,000)

Taxable/Tax Distributable Income	$8,960,000	$12,906,000

(1)	The Company’s taxable income for 2009 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2009. Therefore, the final taxable income may be different than the estimate.
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
     To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
     For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2009. To date, the Company’s operations have resulted in no long-term capital gains or losses. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
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
Note 3. Portfolio Investments
     At June 30, 2009, 106.6% of stockholders’ equity or $290.7 million was invested in 26 long-term portfolio investments and 0.6% of stockholders’ equity or $1.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2008, 93.0% of stockholders’ equity or $273.8 million was invested in 24 long-term portfolio investments and 7.8% of stockholders’ equity or $22.9 million was invested in cash and cash equivalents. As of June 30, 2009, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests.
     The Company’s off-balance sheet arrangements consisted of $9.5 million and $24.7 million of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2009 and September 30, 2008, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s Consolidated Balance Sheet.

     A summary of the composition of the unfunded commitments (consisting of revolvers and term loans) as of June 30, 2009 and September 30, 2008 is shown in the table below:

	June 30, 2009	September 30, 2008

MK Network, LLC	$—	$2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	—	2,650,000
Western Emulsions, Inc.	—	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,500,000	1,500,000
Martini Park, LLC	—	11,000,000
IZI Medical Products, Inc.	2,500,000	—

Total	$9,500,000	$24,650,000

     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2009		September 30, 2008

Cost:
First lien debt	$142,251,180	44.42%	$108,716,148	37.41%
Second lien debt	167,876,753	52.42%	172,547,862	59.38%
Purchased equity	4,120,368	1.29%	4,120,368	1.42%
Equity grants	5,992,250	1.87%	5,200,607	1.79%

Total	$320,240,551	100.00%	$290,584,985	100.00%

	June 30, 2009		September 30, 2008

Fair value:
First lien debt	$133,161,007	45.80%	$108,247,033	39.54%
Second lien debt	154,360,641	53.09%	160,907,915	58.78%
Purchased equity	481,832	0.17%	2,001,213	0.73%
Equity grants	2,728,797	0.94%	2,602,993	0.95%

Total	$290,732,277	100.00%	$273,759,154	100.00%

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

	June 30, 2009		September 30, 2008

Cost:
Northeast	$104,834,611	32.74%	$89,699,936	30.87%
West	98,317,672	30.70%	81,813,016	28.15%
Southeast	42,563,526	13.29%	42,847,370	14.75%
Midwest	22,914,581	7.16%	22,438,998	7.72%
Southwest	51,610,161	16.11%	53,785,665	18.51%

Total	$320,240,551	100.00%	$290,584,985	100.00%

	June 30, 2009		September 30, 2008

Fair value:
Northeast	$87,230,723	30.00%	$73,921,159	27.00%
West	90,924,589	31.27%	80,530,516	29.42%
Southeast	42,991,843	14.79%	42,950,840	15.69%
Midwest	23,066,899	7.93%	22,575,695	8.25%
Southwest	46,518,223	16.01%	53,780,944	19.64%

Total	$290,732,277	100.00%	$273,759,154	100.00%

     The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2009 and September 30, 2008 were as follows:

	June 30, 2009		September 30, 2008
Cost:
Healthcare technology	$37,181,576	11.61%	$9,688,834	3.33%
Healthcare services	33,223,061	10.37%	23,274,321	8.01%
Footwear and apparel	22,153,315	6.92%	18,035,269	6.21%
Restaurants	20,108,231	6.28%	19,311,810	6.65%
Construction and engineering	19,095,365	5.96%	18,753,268	6.45%
Healthcare facilities	17,983,727	5.62%	18,222,690	6.27%
Trailer leasing services	17,101,053	5.34%	16,986,613	5.85%
Manufacturing — mechanical products	15,522,216	4.85%	15,494,737	5.33%
Data processing and outsourced services	13,568,391	4.24%	13,850,146	4.77%
Media — Advertising	13,245,163	4.14%	12,781,230	4.40%
Merchandise display	13,031,750	4.07%	12,799,999	4.40%
Home furnishing retail	12,782,554	3.99%	11,419,981	3.93%
Food distributors	11,955,123	3.73%	11,994,788	4.13%
Emulsions manufacturing	11,657,982	3.64%	9,523,464	3.28%
Housewares & specialties	11,420,793	3.57%	11,419,317	3.93%
Capital Goods	9,882,831	3.09%	9,638,999	3.32%
Environmental & facilities services	8,930,220	2.79%	8,954,807	3.08%
Household products/ specialty chemicals	7,843,561	2.45%	11,853,805	4.08%
Entertainment — theaters	7,328,910	2.29%	11,780,851	4.05%
Leisure Facilities	7,238,120	2.26%	7,482,805	2.58%
Building products	7,020,548	2.19%	6,973,122	2.39%
Lumber products	1,966,061	0.60%	10,344,129	3.56%

Total	$320,240,551	100.00%	$290,584,985	100.00%

	June 30, 2009		September 30, 2008
Fair value:
Healthcare technology	$37,055,067	12.75%	$9,864,480	3.60%
Healthcare services	34,169,220	11.75%	23,377,791	8.54%
Footwear and apparel	21,267,097	7.32%	17,934,513	6.55%
Construction and engineering	17,913,508	6.16%	18,683,167	6.82%
Restaurants	17,324,942	5.96%	17,639,081	6.44%
Healthcare facilities	17,231,610	5.93%	18,222,690	6.66%
Manufacturing — mechanical products	15,375,507	5.29%	15,494,737	5.66%
Data processing and outsourced services	13,641,648	4.69%	13,697,302	5.00%
Merchandise display	12,996,790	4.47%	12,799,999	4.68%
Food distributors	12,030,530	4.14%	11,994,788	4.38%
Emulsions manufacturing	11,895,509	4.09%	9,523,464	3.48%
Trailer leasing services	11,693,625	4.02%	16,985,473	6.20%
Media — Advertising	11,341,094	3.90%	12,516,696	4.57%
Capital goods	10,070,109	3.46%	9,775,696	3.57%
Home furnishing retail	9,061,999	3.12%	10,723,527	3.92%
Entertainment — theaters	7,553,582	2.60%	11,777,270	4.30%
Environmental & Facilities Services	7,537,118	2.59%	8,859,477	3.24%
Leisure facilities	7,049,548	2.42%	7,494,930	2.74%
Housewares & specialties	6,858,886	2.36%	11,407,776	4.17%
Building products	6,564,309	2.26%	6,975,311	2.55%
Household products/ specialty chemicals	2,035,068	0.70%	3,626,497	1.33%
Lumber products	65,511	0.02%	4,384,489	1.60%

Total	$290,732,277	100.00%	$273,759,154	100.00%

     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2009 and September 30, 2008, the Company had no investments that were greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended June 30, 2009, no individual investment produced income that exceeded 10% of investment income. For the three months ended June 30, 2008, the income from one investment exceeded 10% of investment income. This investment represented approximately 10.5% of the investment income for the three month period ended June 30, 2008.
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
     Accumulated unearned fee income activity for nine months ended June 30, 2009 and June 30, 2008 was as follows:

	Nine months	Nine months
	ended June 30, 2009	ended June 30, 2008

Beginning accumulated unearned fee income balance	$5,236,265	$1,566,293
Net fees received	3,079,636	3,872,870
Unearned fee income recognized	(2,690,711)	(1,153,944)

Ending accumulated unearned fee income balance	$5,625,190	$4,285,219

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
     On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25. The net proceeds totaled approximately $82.6 million after deducting investment banking commissions of approximately $4.4 million and offering costs of approximately $750,000.
     The following table sets forth the weighted average shares outstanding for computing basic and diluted earnings per common share for the three months ended June 30, 2009 and June 30, 2008.

	Three months	Three months
	ended June 30, 2009	ended June 30, 2008

Weighted average common shares outstanding, basic and diluted	22,803,597	14,609,904

     On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then its stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008, the Company paid a cash dividend of approximately $1.9 million and issued 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008, the Company paid a cash dividend of $5.1 million, and purchased and distributed a total of 196,786 shares ($1.9 million) of its common stock under the dividend reinvestment plan. On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008, and a $0.33 per share dividend to stockholders of record on December 30, 2008. On December 18, 2008, the Company declared a special dividend of $0.05 per share to stockholders of record on December 30, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan. On January 29, 2009, the Company paid a cash dividend of approximately $7.6 million and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan. On June 25, 2009, the Company paid a cash dividend of approximately $5.6 million and issued 11,776 common shares totaling approximately $0.1 million under the dividend reinvestment plan.

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
     Under the credit facility, the Company must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, the Company must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. None of these covenants give Bank of Montreal the ability to approve or change any of the Company’s policies; however, they may prohibit the Company from engaging in certain activities to the detriment of the Company and its stockholders or otherwise hamper the Company’s ability to operate its business in a manner that it deems appropriate. At June 30, 2009, the Company was in compliance with these covenants.
     On December 30, 2008, Bank of Montreal renewed the Company’s $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days. As of June 30, 2009, the Company had $18.5 million of borrowings outstanding under this credit facility. At July 31, 2009, the Company had no borrowings outstanding under this credit facility. While the Company will seek to extend this credit facility or enter into a new credit facility with another lender, there can be no assurance that the Company will successfully do so before its credit facility matures or that it will be able to do so on attractive terms.
     Prior to the merger of the Partnership with and into the Company, the Partnership entered into a $50 million unsecured, revolving line of credit with Wachovia Bank, N.A. (“Loan Agreement”) which had a final maturity date of April 1, 2008. Borrowings under the Loan Agreement were at a variable interest rate of LIBOR plus 0.75% per annum. In connection with the Loan Agreement, the General Partner, a former member of the Board of Directors of Fifth Street Finance Corp. and an officer of Fifth Street Finance Corp. (collectively “guarantors”), entered into a guaranty agreement (the “Guaranty”) with the Partnership. Under the terms of the Guaranty, the guarantors agreed to guarantee the Partnership’s obligations under the Loan Agreement. In consideration for the guaranty, the Partnership was obligated to pay a former member of the Board of Directors of Fifth Street Finance Corp. a fee of $41,667 per month so long as the Loan Agreement was in effect. For the period from October 1, 2007 to November 27, 2007, the Partnership paid $83,333 under this Guaranty. In October 2007, the Partnership drew $28.25 million under the Loan Agreement. These loans were paid back in full with interest in November 2007. As of November 27, 2007, the Partnership terminated the Loan Agreement and the Guaranty.
     Interest expense for the three months ended June 30, 2009 and 2008, was $261,656 and $685,093, respectively. Interest expense for the nine months ended June 30, 2009 and 2008, was $430,015 and $872,774, respectively.
Note 7. Interest and Dividend Income
     Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectibility. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
     The Company holds debt in its portfolio that contains a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company’s determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company’s full write-down of such loan or debt security.

     Accumulated PIK interest activity for the nine months ended June 30, 2009 and June 30, 2008 was as follows:

	Nine months ended	Nine months ended
	June 30, 2009	June 30, 2008

PIK balance at beginning of period	$5,367,032	$588,795
Gross PIK interest accrued	6,488,093	3,117,942
Accumulated deferred cash interest	243,953	—
PIK income reversals	(919,863)	—
Deferred cash interest income reversals	(243,953)	—
PIK interest received in cash	(267,118)	(31,694)
PIK balance at end of period	$10,668,144	$3,675,043
     Two investments did not pay all of their scheduled monthly cash interest payments for the three months ended June 30, 2009. As of June 30, 2009, the Company had stopped accruing PIK interest and original issue discount (“OID”) on six investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. The aggregate amount of this income non-accrual was approximately $1.4 million and $2.9 million for the three and nine months ended June 30, 2009, respectively.
     Income non-accrual amounts for the three and nine months ended June 30, 2009 were as follows:

	Three months ended	Nine months ended
	June 30, 2009	June 30, 2009

Cash interest income	$787,025	$1,689,602
PIK interest income	466,427	919,863
OID income	103,911	298,611

Total non-accrual of income	$1,357,363	$2,908,076

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
     For the three months ended June 30, 2009, the Company recorded no realized gains or losses. For the nine months ended June 30, 2009, the Company recorded $12.4 million of realized losses on two of our portfolio company investments in connection with our determination that such investments were permanently impaired based on, among other things, our analysis of changes in each portfolio company’s business operations and prospects (see footnote 12 to the Consolidated Schedule of Investments as of June 30, 2009). For the three and nine months ended June 30, 2008, the Company recorded realized gains on investments of $62,487.
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
     For the three months ended June 30, 2009 and 2008, base management fees were approximately $1.5 million and $1.1 million, respectively. For the nine months ended June 30, 2009 and 2008, base management fees were approximately $4.3 million and $2.9 million, respectively.
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

     For the three months ended June 30, 2009 and 2008, incentive fees were approximately $2.0 million and $1.3 million, respectively. For the nine months ended June 30, 2009 and 2008, incentive fees were approximately $5.9 million and $2.3 million, respectively.
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
Administration Agreement
     The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and his staff. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

     For the three and nine months ended June 30, 2009, the Company incurred administrative expenses of approximately $258,000 and $853,000, respectively. At June 30, 2009, approximately $447,000 was included in Due to FSC, Inc. in the Consolidated Balance Sheet.
Note 12. Financial Highlights (1)

	Three	Three months	Nine months	Nine months
	months ended	ended June	ended June	ended June 30,
Per share data: (3)	June 30, 2009	30, 2008	30, 2009	2008 (2)
Net asset value at beginning of period	$11.94	$14.12	$13.02	$8.56
Adjustment to net asset value for issuance of common stock	—	(6.11)	(0.03)	(3.62)
Capital contributions from partners	—	—	—	2.94
Capital withdrawals by partners	—	—	—	(0.12)
Dividends declared and paid	(0.25)	(0.30)	(0.95)	(0.30)
Issuance of common stock	—	5.73	—	5.73
Repurchases of common stock	—	—	(0.02)	—
Net investment income	0.35	0.23	1.04	0.57
Unrealized depreciation on investments	(0.09)	(0.47)	(0.56)	(0.56)
Realized gain (loss) on investments	—	—	(0.55)	—
Net asset value at end of period	$11.95	$13.20	$11.95	$13.20

Stockholders’ equity at beginning of period	$272,352,706	$176,210,249	$294,335,839	$106,815,695
Stockholders’ equity at end of period	$272,701,706	$298,569,282	$272,701,706	$298,569,282
Average stockholders’ equity (4)	$270,599,368	$198,084,917	$275,578,236	$174,456,924
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity (5)	1.73%	1.70%	4.84%	4.37%
Ratio of total expenses to average stockholders’ equity (5)	1.83%	2.05%	4.99%	4.92%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity (5)	2.18%	-1.78%	-0.55%	0.13%
Ratio of unrealized appreciation (depreciation) on investments to ending stockholders’ equity (5)	-0.71%	-3.52%	-4.65%	-4.20%
Total return to stockholders based on average stockholders’ equity (5)	2.19%	-2.68%	-0.54%	0.23%
Weighted average outstanding debt (6)	$15,950,549	$37,240,377	$5,397,436	$15,878,826

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the nine months ended June 30, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 in connection with the merger described above. There was no established public trading market for the stock for the period prior to October 1, 2007.

(3)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(5)	Interim periods are not annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.
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
Note 14. SBIC License Application
     On May 19, 2009, the Company received a letter from the Investment Division of the Small Business Administration (the “SBA”) that invited the Company to continue moving forward with the licensing of a small business investment company (“SBIC”) subsidiary. Although its application to license this entity as an SBIC with the SBA is subject to the SBA approval, the Company remains cautiously optimistic that it will complete the licensing process. The Company’s SBIC subsidiary will be a wholly-owned subsidiary and will be able to rely on an exclusion from the definition of “investment company” under the 1940 Act, and thus will not elect to be treated as a business development company under the 1940 Act. The Company’s SBIC subsidiary will have an investment objective similar to the Company’s and will make similar types of investments in accordance with SBIC regulations.
     To the extent that it receives an SBIC license, the Company’s SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The SBIC regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million. This means that the Company’s SBIC subsidiary may access the full $150 million maximum available if it has $75 million in regulatory capital. However, the Company is not required to capitalize this subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if the Company is able to obtain financing under the SBIC program, its SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. On July 14, 2009, the Company received a letter from the SBA indicating that its SBIC subsidiary’s application had been approved for further processing and its SBIC subsidiary is eligible to make pre-licensing investments.
     In connection with the filing of its SBA license application, the Company will be applying for exemptive relief from the SEC to permit the Company to exclude the debt of its SBIC subsidiary guaranteed by the SBA from its consolidated asset coverage ratio, which will enable the Company to fund more investments with debt capital. There can be no assurance that the Company will be granted an SBIC license or that if granted it will be granted in a timely manner, that if the Company is granted an SBIC license it will be able to capitalize the subsidiary to $75 million to access the full $150 million maximum borrowing amount available, or that the Company will receive the exemptive relief from the SEC.
Note 15. Subsequent Events
     On July 1, 2009, the Company invested an incremental $0.3 million in Lighting by Gregory, LLC, one of its existing portfolio companies, to purchase a controlling interest in the company. In addition, on July 29, 2009, the Company invested $0.4 million in Lighting by Gregory, LLC, as an addition to the Term A loan.
     On July 14, 2009 the Company received a letter from the SBA indicating that its SBIC subsidiary’s application had been accepted for processing and that the SBIC subsidiary is eligible to make pre-licensing investments. The Company’s SBIC subsidiary has not at this time been approved or denied approval for a license.
     On July 21, 2009, the Company completed a public offering of 9,487,500 shares of its common stock, which included the underwriters’ full exercise of their over-allotment option, at a price of $9.25 per share. The net proceeds totaled approximately $82.6 million after deducting investment banking commissions of approximately $4.4 million and offering costs of approximately $750,000. The Company sold its shares at a price below its then-current net asset value per share, pursuant to the authority granted by the Company’s common stockholders at a special meeting of stockholders held on June 24, 2009.
     On July 21, 2009, the Company repaid in full the outstanding balance of $16.5 million on its secured revolving credit facility with the Bank of Montreal.
     On August 3, 2009, the Company declared a $0.25 per share dividend to its common stockholders of record as of September 8, 2009. The dividend is payable on September 25, 2009.
     On August 3, 2009, the Company cancelled its loan agreement with American Hardwoods Industries Holdings, LLC in return for a cash payment of $144,000 and a contingent payment of $106,000, which is payable upon the future sale of the business or its assets.

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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:
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
          On July 21, 2009, we completed a follow-on public offering of 9,487,500 shares of our common stock, which included the underwriters’ full exercise of their over-allotment option, at the offering price of $9.25 per share. The net proceeds totaled approximately $82.6 million after deducting investment banking commissions of approximately $4.4 million and offering costs of approximately $750,000.
          Since approximately mid-2007, the financial markets and the economy have been volatile and generally declining. This has had a wide impact on our business. It affects our investment origination, valuation, pricing and ability to raise capital. It also affects our portfolio companies’ ability to grow their business and service our debt. To the extent these conditions continue or worsen, they will continue to negatively impact our operating results and limit our ability to grow.
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
          Under Statement of Financial Standards No. 157-Fair Value Measurements, or SFAS 157, which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.
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
• The deal team prepares a final valuation report for the Valuation Committee;
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
          The fair value of all of our investments at June 30, 2009 and September 30, 2008, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.
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
          An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96.0% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process), and 92.1% of our portfolio for the quarter ended June 30, 2009.
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
          Effective October 1, 2008, we adopted SFAS 157. In accordance with that standard, we changed our presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of SFAS 157 on October 1, 2008, we reported unearned fees as a single line item on our Consolidated Balance Sheets and Consolidated Schedule of Investments. This change in presentation had no impact on the overall net cost or fair value of our investment portfolio and had no impact on our financial position or results of operations.
          The following table summarizes the effect of the adoption of SFAS 157 on the presentation of our investment portfolio in the Consolidated Financial Statements.

	Fair value as reported		Fair value as reported
	in the September 30, 2008	Change in presentation	in the September 30, 2008
	Financial Statements	of unearned fee income	Consolidated Financial Statements
	as filed in the September 30, 2008	to conform with	as filed in the June 30, 2009
	Form 10-K	SFAS 157	Form 10-Q
Affiliate investments	$73,106,057	$(1,755,640)	$71,350,417
Non-Control/Non-Affiliate investments	205,889,362	(3,480,625)	202,408,737
Unearned fee income	(5,236,265)	5,236,265	—
Total investments net of unearned fee income	$273,759,154	$—	$273,759,154
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

Fee Income
          We receive a variety of fees in the ordinary course of our business, including origination fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). We recognize fee income in accordance with SFAS No. 91. In addition, we capitalize and offset direct loan origination costs against the origination fees received and only defer the net fee.
          As of June 30, 2009, we are also entitled to receive approximately $6.2 million in aggregate exit fees across ten portfolio investments upon the future exit of those investments. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. Such fees will be paid to us when a portfolio company exits our loan, for example in a refinancing, or when the loan matures. The receipt of such fees as well the timing of our receipt of such fees is contingent upon a successful exit event for each of the ten investments.
Payment-in-Kind (PIK) Interest
          Our loans typically contain a contractual PIK interest provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security.
          For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure —We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income”, “We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments,” included herein or in our Annual Report on Form 10-K for the year ended September 30, 2008. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest.
          To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest.
          Accumulated PIK interest represented approximately $10.7 million or 3.7% of our portfolio of investments at fair value as of June 30, 2009, and approximately $5.4 million or 2.0% as of September 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified on our Consolidated Statements of Cash Flows.

Portfolio Composition
          Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years) and typically bear interest at fixed rates and, to a lesser extent, at floating rates. We are currently focusing our new debt origination efforts on first lien loans.
          A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in following tables:

	June 30,	September
	2009	30, 2008

Cost:
First lien debt	44.42%	37.41%
Second lien debt	52.42%	59.38%
Purchased equity	1.29%	1.42%
Equity grants	1.87%	1.79%

Total	100.00%	100.00%

	June 30,	September
	2009	30, 2008

Fair value:
First lien debt	45.80%	39.54%
Second lien debt	53.09%	58.78%
Purchased equity	0.17%	0.73%
Equity grants	0.94%	0.95%

Total	100.00%	100.00%

          The industry composition of our portfolio at cost and fair value as of June 30, 2009 and September 30, 2008 were as follows:

	June 30,	September
	2009	30, 2008

Cost:
Healthcare technology	11.61%	3.33%
Healthcare services	10.37%	8.01%
Footwear and apparel	6.92%	6.21%
Restaurants	6.28%	6.65%
Construction and engineering	5.96%	6.45%
Healthcare facilities	5.62%	6.27%
Trailer leasing services	5.34%	5.85%
Manufacturing — mechanical products	4.85%	5.33%
Data processing and outsourced services	4.24%	4.77%
Media — Advertising	4.14%	4.40%
Merchandise display	4.07%	4.40%
Home furnishing retail	3.99%	3.93%
Food distributors	3.73%	4.13%
Emulsions manufacturing	3.64%	3.28%
Housewares & specialties	3.57%	3.93%
Capital Goods	3.09%	3.32%
Environmental & facilities services	2.79%	3.08%
Household products/ specialty chemicals	2.45%	4.08%
Entertainment — theaters	2.29%	4.05%
Leisure Facilities	2.26%	2.58%
Building products	2.19%	2.39%
Lumber products	0.60%	3.56%

Total	100.00%	100.00%

	June 30,	September
	2009	30, 2008

Fair value:
Healthcare technology	12.75%	3.60%
Healthcare services	11.75%	8.54%
Footwear and apparel	7.32%	6.55%
Construction and engineering	6.16%	6.82%
Restaurants	5.96%	6.44%
Healthcare facilities	5.93%	6.66%
Manufacturing — mechanical products	5.29%	5.66%
Data processing and outsourced services	4.69%	5.00%
Merchandise display	4.47%	4.68%
Food distributors	4.14%	4.38%
Emulsions manufacturing	4.09%	3.48%
Trailer leasing services	4.02%	6.20%
Media — Advertising	3.90%	4.57%
Capital goods	3.46%	3.57%
Home furnishing retail	3.12%	3.92%
Entertainment — theaters	2.60%	4.30%
Environmental & Facilities Services	2.59%	3.24%
Leisure facilities	2.42%	2.74%
Housewares & specialties	2.36%	4.17%
Building products	2.26%	2.55%
Household products/ specialty chemicals	0.70%	1.33%
Lumber products	0.02%	1.60%

Total	100.00%	100.00%

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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
		Percentage of			Percentage of
	Investment at Fair	Total	Leverage	Investment at	Total	Leverage
Investment Rating	Value	Portfolio	Ratio(1)	Fair Value	Portfolio	Ratio
1.	$23,030,443	7.92%	2.43	$7,578,261	2.77%	4.05
2.	228,389,462	78.56%	4.24	244,727,144	89.39%	4.23
3.	28,292,742	9.73%	7.46	17,069,260	6.24%	5.86
4.	4,095,233	1.41%	8.50	4,384,489	1.60%	9.80
5.	6,924,397	2.38%	NM	—	0.00%	—

Total	$290,732,277	100.00%	4.45	$273,759,154	100.00%	4.42

(1)	Certain investments have been excluded from this analysis, as the operating performances of these investments cause the ratios to be immeasurable, thus distorting the analysis.
          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the terms of our investments in ten of our portfolio companies as of June 30, 2009. Such modified terms include increased payment-in-kind interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. See footnote 9 to the Consolidated Schedule of Investments as of June 30, 2009 in our consolidated financial statements included herein.
          In addition, as the United States economy continues to remain in a recession, the financial results of small to mid-sized companies, like those in which we invest, have begun to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performance of certain of our portfolio companies has been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income.
Loans and Debt Securities on Non-Accrual Status
          Two investments did not pay all of their scheduled monthly cash interest payments for the three months ended June 30, 2009. As of June 30, 2009, we had stopped accruing PIK interest and original issue discount (“OID”) on six investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. The aggregate amount of this income non-accrual was approximately $1.4 million and $2.9 million for the three and nine months ended June 30, 2009, respectively.

          Income non-accrual amounts for the three and nine months ended June 30, 2009 were as follows:

	Three months ended	Nine months ended
	June 30, 2009	June 30, 2009

Cash interest income	$787,025	$1,689,602
PIK interest income	466,427	919,863
OID income	103,911	298,611

Total non-accrual of income	$1,357,363	$2,908,076

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
Comparison for the three and nine months ended June 30, 2009 and 2008
Total Investment Income
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
          Total investment income for the three months ended June 30, 2009 and June 30, 2008 was approximately $12.8 million and $9.2 million, respectively. For the three months ended June 30, 2009, this amount primarily consisted of approximately $12.0 million of interest income from portfolio investments (which included approximately $1.9 million of payment-in-kind or PIK interest), and $874,000 of fee income. For the three months ended June 30, 2008, this amount primarily consisted of approximately $8.6 million of interest income from portfolio investments (which included approximately $1.4 million of payment-in-kind or PIK interest), and $455,000 of fee income.
          Total investment income for the nine months ended June 30, 2009 and June 30, 2008 was approximately $37.3 million and $21.5 million, respectively. For the nine months ended June 30, 2009, this amount primarily consisted of approximately $34.6 million of interest income from portfolio investments (which included approximately $5.6 million of payment-in-kind or PIK interest), and $2.7 million of fee income. For the nine months ended June 30, 2008, this amount primarily consisted of approximately $20.2 million of interest income from portfolio investments (which included approximately $3.1 million of payment-in-kind or PIK interest), and $1.2 million of fee income.
          The increase in our total investment income for the three and nine months ended June 30, 2009 as compared to the three and nine months ended June 30, 2008 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of six debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same periods.
Expenses
          Expenses for the three months ended June 30, 2009 and 2008 were approximately $4.9 million and $4.1 million, respectively. Expenses increased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 by approximately $0.8 million, primarily as a result of increases in base management fees, incentive fees and legal fees related primarily to our formation of and application to license a Small Business Investment Company subsidiary and other deal related matters.
          Expenses for the nine months ended June 30, 2009 and 2008 were approximately $13.7 million and $8.6 million, respectively. Expenses increased for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 by approximately $5.1 million, primarily as a result of increases in base management fees, incentive fees, legal fees related primarily to our formation of and application to license a Small Business Investment Company (“SBIC”) subsidiary and other deal related matters, and other general and administrative expenses.
          The increase in base management fees resulted from an increase in our total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
Net Investment Income
          As a result of the $3.6 million increase in total investment income as compared to the $0.8 million increase in total expenses, net investment income for the three months ended June 30, 2009 reflected a $2.8 million, or 53.6%, increase compared to the three months ended June 30, 2008.
          As a result of the $15.8 million increase in total investment income as compared to the $5.1 million increase in total expenses, net investment income for the nine months ended June 30, 2009 reflected a $10.7 million, or 83.0%, increase compared to the nine months ended June 30, 2008.

Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. During the three months ended June 30, 2009, we recorded no realized gains or losses. For the nine months ended June 30, 2009, we recorded $12.4 million of realized losses on two of our portfolio company investments in connection with our determination that such investments were permanently impaired based on, among other things, our analysis of changes in each portfolio company’s business operations and prospects. During the three and nine months ended June 30, 2008, we reported realized gains on investments of $62,487.
Net Change in Unrealized Appreciation or Depreciation on Investments
          We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our Consolidated Statement of Operations. Value, as defined in Section 2 (a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to our valuation policy and a consistently applied valuation process. At June 30, 2009, and September 30, 2008, portfolio investments recorded at fair value represented 98.4% and 91.5%, respectively, of our total assets. Because of the inherent uncertainty of estimating the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended June 30, 2009, we recorded net unrealized depreciation of $2.0 million. This consisted of $1.9 million of unrealized depreciation on debt investments and $0.1 million of unrealized depreciation on equity investments. During the three months ended June 30, 2008, we recorded net unrealized depreciation of $10.5 million. This consisted of $8.5 million of unrealized depreciation on debt investments and $2.0 million of unrealized depreciation on equity investments.
          During the nine months ended June 30, 2009, we recorded net unrealized depreciation of $12.7 million. This consisted of $12.4 million of reclassification to realized losses (i.e., we reversed previously recorded unrealized depreciation on two of our portfolio company investments in connection with the recognition of the realized losses described above), $22.7 million of net unrealized depreciation on debt investments and $2.4 million of net unrealized depreciation on equity investments. During the nine months ended June 30, 2008, we recorded net unrealized depreciation of $12.6 million. This consisted of $10.6 million of unrealized depreciation on debt investments and $2.0 million of unrealized depreciation on equity investments.
Financial Condition, Liquidity and Capital Resources
          For the nine months ended June 30, 2009, we experienced a net decrease in cash and equivalents of $21.3 million. During that period, we used $19.4 million of cash in operating activities, primarily for the funding of $50.1 million of investments, partially offset by $13.5 million of principal payments received and $23.6 million of net investment income. In addition, in October 2008 we repurchased 78,000 shares of our common stock totaling approximately $462,000 pursuant to our open market share repurchase program, on December 29, 2008 we paid a cash dividend of $6.4 million to our common stockholders and issued 105,326 common shares totaling approximately $763,000 to those common stockholders that did not opt out of reinvesting the dividend under our dividend reinvestment plan, on January 29, 2009 we paid a cash dividend of $7.6 million to our common stockholders and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan, and on June 25, 2009 we paid a cash dividend of $5.6 million to our common stockholders and issued 11,776 common shares totaling approximately $0.1 million under the dividend reinvestment plan. During the nine months ended June 30, 2009 we borrowed $29.5 million under our secured revolving credit facility with Bank of Montreal. No borrowings remained outstanding at July 31, 2009. We intend to fund our future distribution obligations through proceeds from equity offerings, operating cash flow or with funds obtained through our credit line, as we deem appropriate.

          As of June 30, 2009, the Company had $1.6 million in cash, portfolio investments (at fair value) of $290.7 million, $2.9 million of interest receivable, $18.5 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $9.5 million. At July 31, 2009, we had $68.2 million in cash, $1.9 million of interest receivable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $9.5 million. The increase in cash and decrease in borrowings outstanding at July 31, 2009 relate to the net proceeds we received from our equity offering in July 2009. See “—Recent Developments.”
          For the nine months ended June 30, 2008, we experienced a net increase in cash and equivalents of $69.3 million. During that period, we used $123.0 million of cash in operating activities, primarily for the funding of $137.3 million of investments partially offset by $12.9 million of net investment income. $192.3 million of cash was provided by financing activities, due primarily to net capital contributions from partners of $63.7 million and $129.4 million of net proceeds from the issuance of common stock.
          Below are the significant capital transactions that occurred from Inception through June 30, 2009:
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
          On December 18, 2008, our Board of Directors declared a special dividend of $0.05 per share of common stock, paid on January 29, 2009 to shareholders of record as of December 30, 2008.
          On December 30, 2008, Bank of Montreal approved a renewal of our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days.
          On April 14, 2009, our Board of Directors declared a dividend of $0.25 per share of common stock, paid on June 25, 2009 to shareholders of record as of May 26, 2009.
          During the nine months ended June 30, 2009, we borrowed $29.5 million from our secured revolving credit facility with Bank of Montreal. $18.5 million of this amount remained outstanding at June 30, 2009.

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
          On July 21, 2009, we completed a follow-on public offering of 9,487,500 shares of our common stock, which included the underwriters’ full exercise of their over-allotment option, at the offering price of $9.25 per share. The net proceeds totaled approximately $82.6 million after deducting investment banking commissions of approximately $4.4 million and offering costs of approximately $750,000. See “—Recent Developments.”
          Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has traded at a price below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share, unless authorized to do so by our stockholders, we may in the future be limited in our ability to raise capital. Our stockholders approved a proposal at a special meeting of stockholders held on June 24, 2009 that authorizes us to sell shares of our common stock below the then current net asset value per share in one or more offerings for a period of one year ending on June 24, 2010. See “Risk Factors - Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” and “-Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired” included herein or in our Annual Report on form 10-K for the year ended September 30, 2008, for a discussion of the provisions of the 1940 Act that limit our ability to sell our common stock at a price below net asset value per share.
          In addition, we intend to distribute to our stockholders between 90% and 100% of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our $50 million secured revolving credit facility, which matures on December 29, 2009. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. As of June 30, 2009, we had $1.6 million in cash, portfolio investments (at fair value) of $290.7 million, $2.9 million of interest receivable, $18.5 million of borrowings outstanding under our secured revolving credit facility and unfunded commitments of $9.5 million. At July 31, 2009, we had $68.2 million in cash, $1.9 million of interest receivable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $9.5 million. The increase in cash and decrease in borrowings outstanding at July 31, 2009 relate to the net proceeds we received from our equity offering in July, 2009. See “—Recent Developments.”
          Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2009, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
          Finally, in light of the recent worsening of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to help ensure adequate liquidity, including the formation of and application to license a Small Business Investment Company subsidiary.
          On May 19, 2009, we received a letter from the Investment Division of the Small Business Administration (the “SBA”) that invited us to continue moving forward with the licensing of an SBIC subsidiary. Although our application to license this entity as an SBIC with the SBA is subject to the SBA approval, we remain cautiously optimistic that we will complete the licensing process. Our SBIC subsidiary will be a wholly-owned subsidiary and will be able to rely on an exclusion from the definition of “investment company” under the 1940 Act, and thus will not elect to be treated as a business development company under the 1940 Act. Our SBIC subsidiary will have an investment objective similar to ours and will make similar types of investments in accordance with SBIC regulations.
          To the extent that we receive an SBIC license, our SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The SBIC regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million. This means that our SBIC subsidiary may access the full $150 million maximum available if it has $75 million in regulatory capital. However, we are not required to capitalize this subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if we are able to obtain financing under the SBIC program, our SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. On July 14, 2009, we received a letter from the SBA indicating that our SBIC subsidiary’s application had been approved for further processing and our SBIC subsidiary is eligible to make pre-licensing investments.
          In connection with the filing of our SBA license application, we will be applying for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or that if granted it will be granted in a timely manner, that if we are granted an SBIC license we will be able to capitalize the subsidiary to $75 million to access the full $150 million maximum borrowing amount available, or that we will receive the exemptive relief from the SEC.
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
          On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms include a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days. As of June 30, 2009, we had $18.5 million of borrowings outstanding under this credit facility. At July 31, 2009, we had no borrowings outstanding under this credit facility, which reflects the use of the net proceeds from our equity offering in July 2009. See “—Recent Developments.” While we will seek to extend this credit facility or enter into a new credit facility with another lender, there can be no assurance that we will successfully do so before our credit facility matures or that we will be able to do so on attractive terms. See “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.”
          Under the secured revolving credit facility we must satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and a minimum asset coverage ratio and interest coverage ratio. In addition, we must comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. None of these covenants give Bank of Montreal the ability to approve or change any of our policies; however, they may prohibit us from engaging in certain activities to the detriment of us and our stockholders or otherwise hamper our ability to operate our business in a manner that we deem appropriate. At June 30, 2009, we were in compliance with these covenants.
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
Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2009, our only off-balance sheet arrangements consisted of $9.5 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our Consolidated Balance Sheet.
Contractual Obligations
          A summary of the composition of unfunded commitments (consisting of revolvers and term loans) as of June 30, 2009 and September 30, 2008 is shown in the table below:

	June 30, 2009	September 30, 2008

MK Network, LLC	$—	$2,000,000
Fitness Edge, LLC	1,500,000	1,500,000
Rose Tarlow, Inc.	—	2,650,000
Western Emulsions, Inc.	—	2,000,000
Storyteller Theaters Corporation	4,000,000	4,000,000
HealthDrive Corporation	1,500,000	1,500,000
Martini Park, LLC	—	11,000,000
IZI Medical Products, Inc.	2,500,000	—

Total	$9,500,000	$24,650,000

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
          As discussed above, we have also entered into a $50 million secured revolving credit facility with Bank of Montreal, at a rate of LIBOR plus 3.25%, with a one year maturity date. This credit facility is secured by our existing investments. As of June 30, 2009, we had $18.5 million of borrowings outstanding under this credit facility. At July 31, 2009, we had no borrowings outstanding under this credit facility.
Regulated Investment Company Status and Dividends
          Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., which has elected to be treated as a business development company under the 1940 Act. We have elected, effective as of January 2, 2008, to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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
Recent Developments
          On July 1, 2009, we invested an incremental $0.3 million in Lighting by Gregory, LLC, one of our existing portfolio companies, to purchase a controlling interest in the company. In addition, on July 29, 2009, we invested $0.4 million in Lighting by Gregory, LLC as an addition to the Term A loan.
          On July 14, 2009, we received a letter from the SBA indicating that our SBIC subsidiary’s application had been accepted for processing and that our SBIC subsidiary is eligible to make pre-licensing investments. Our SBIC subsidiary has not at this time been approved or denied approval for a license.
          On July 21, 2009, we completed a public offering of 9,487,500 shares of our common stock, which included the underwriters’ full exercise of their over-allotment option, at a price of $9.25 per share. The net proceeds totaled approximately $82.6 million after deducting investment banking commissions of approximately $4.4 million and offering costs of approximately $750,000. We sold our shares at a price below our then-current net asset value per share, pursuant to the authority granted by our common stockholders at a special meeting of stockholders held on June 24, 2009.
          On July 21, 2009, we repaid in full the outstanding balance of $16.5 million on our secured revolving credit facility with the Bank of Montreal.
          On August 3, 2009, we declared a $0.25 per share dividend to our common stockholders of record as of September 8, 2009. The dividend is payable on September 25, 2009.
          On August 3, 2009, we cancelled our loan agreement with American Hardwoods Industries Holdings, LLC in return for a cash payment of $144,000 and a contingent payment of $106,000, which is payable upon the future sale of the business or its assets.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2009, approximately 5.3% of our debt investment portfolio (at fair value) and 5.1% of our debt investment portfolio (at cost) bore interest at floating rates. As of June 30, 2009, we had not entered into any interest rate hedging arrangements. At June 30, 2009, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.

Item 4.	Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
          Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors.
                    Except as described below, there have been no material changes during the nine months ended June 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2008.
Risks Relating to Our Business and Structure
We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.
          The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
          In addition, as the United States economy continues to remain in a recession, the financial results of small to mid-sized companies, like those in which we invest, have begun to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performance of certain of our portfolio companies has been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income.
Economic recessions, including the current recession, or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which would have an adverse effect on our results of operations.
          Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. In this regard, as a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in ten of our portfolio companies as of June 30, 2009. Such modified terms include changes in payment-in-kind interest provisions and cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders and have an adverse effect on our results of operations.
Stockholders will incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current net asset value per share of our common stock.
          At a special meeting of stockholders held on June 24, 2009, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then-current net asset value per share of our common stock in one or more offerings for a period of one year ending on June 24, 2010. Any decision to sell shares of our common stock below the then-current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
          If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then-current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

          Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then-current net asset value per share, their voting power will be diluted. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.
Our incentive fee may induce our investment adviser to make speculative investments.
          The incentive fee payable by us to our investment adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The way in which the incentive fee payable to our investment adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.
          The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
          In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
          Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our investment adviser.
Our base management fee may induce our investment adviser to incur leverage.
          The fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this potential conflict of interest.
Substantially all of our assets are subject to a security interest under our $50 million secured revolving credit facility, and if we default on our obligations under the facility, the lender could foreclose on our assets.
          We have a $50 million revolving credit facility with the Bank of Montreal. As is common in the business development company industry, our obligations under the facility are secured by a lien on substantially all of our assets. If we default on our obligations under the facility, the Bank of Montreal will have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interest.
Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
          In order to qualify for the tax benefits available to RICs and to minimize corporate-level taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

          While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. For example, as discussed herein, we have filed an application with the SBA to license a wholly-owned subsidiary of ours as an SBIC. To the extent that we receive an SBIC license, our SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary; however, there can be no assurance that we will be granted an SBIC license or that if we are granted an SBIC license, it will be granted in a timely manner. In addition, our $50 million secured revolving credit facility with the Bank of Montreal will mature on December 29, 2009. While we will seek to extend this credit facility or enter into a new credit facility with another lender, there can be no assurance that we will successfully do so before our credit facility matures or that we will be able to do so on attractive terms. In addition, while we have no present intention to issue shares of preferred stock as a means of leverage; should we issue shares of preferred stock, all of the costs of offering and servicing of the preferred stock, including dividend payments, would be borne entirely by our common stockholders. Further, the interests of the preferred stockholders would not necessarily be aligned with the interests of our common stockholders and the rights of holders of preferred shares to receive dividends would be senior to those of the holders of common shares. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.
There are significant potential conflicts of interest which could adversely impact our investment returns.
          Our executive officers and directors, and the members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Tannenbaum, our president and chief executive officer, and managing partner of our investment adviser, is the managing partner of Fifth Street Capital LLC, a private investment firm. Although the other investment funds managed by Fifth Street Capital LLC and its affiliates generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments, in the future, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser will face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors, and the members of our investment adviser.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
          We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
          In addition, our loans typically contain a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we rely on the IRS revenue procedure, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, if we distribute taxable dividends in the form of our common stock, we may have to distribute a stock dividend to account for PIK interest even though we have not yet collected the cash.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
          We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans, any of which could harm us and our stockholders, potentially with retroactive effect.
          Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this quarterly report on Form 10-Q, and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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
          As a result, we expect to incur additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected. In this regard, we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2009 that our independent auditors informed us of their belief that we had a significant deficiency in our internal control over financial reporting relating to our research and application of accounting principles generally accepted in the United States of America. We believe that we subsequently corrected this significant deficiency.
Risks Relating to Our Investments
The lack of liquidity in our investments may adversely affect our business.
          We invest, and will continue to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We are subject to certain risks associated with foreign investments.
          We make investments in foreign companies. As of June 30, 2009, we had investments in one foreign company.
Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
          Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
Risks Relating to Our Common Stock
Investing in our common stock may involve an above average degree of risk.
          The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
          We issued a total of 11,776 shares of common stock under our dividend reinvestment plan during the three months ended June 30, 2009. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $0.1 million.

Item 4.	Submission of Matters to Vote of Security Holders
          A special meeting of our stockholders was held on June 24, 2009, for the purpose of authorizing us, with approval of our Board of Directors, to sell shares of our common stock at a price below the then-current net asset value per share of such stock.
     The proposal was approved by the following vote:

VOTING	FOR	AGAINST	ABSTAIN
14,385,674	14,088,140	278,457	10,077

Item 6.	Exhibits.

Exhibit
Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.

Date: August 5, 2009	/s/ Leonard M. Tannenbaum Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

Date: August 5, 2009	/s/ William H. Craig William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.