Form 10-K
period 2009-09-30
Fifth Street Finance Corp
filed 2009-12-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-33901

Fifth Street Finance Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1219283
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Bank Street, 12th Floor	10606
White Plains, NY	(Zip Code)
(Address of principal executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2009 is $164,916,706. The registrant had 37,878,987 shares of common stock outstanding as of November 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

General

We are a specialty finance company that lends to and invests in small and mid-sized companies in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. We are externally managed and advised by Fifth Street Management LLC, whose six principals collectively have over 50 years, and individually have between four years and 14 years, of experience lending to and investing in small and mid-sized companies. Fifth Street Management LLC, which we also refer to as our “investment adviser,” is an affiliate of Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $600 million in small and mid-sized companies, including the investments made by Fifth Street Finance Corp., since 1998.

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

As of September 30, 2009, we have originated $343.4 million of funded debt and equity investments and our portfolio totaled $299.6 million at fair value and was comprised of 28 investments, 26 of which were in operating companies and two of which were in private equity funds. The weighted average annual yield of our debt investments as of September 30, 2009 was approximately 15.7%. Our investments generally range in size from $5 million to $40 million and are principally in the form of first and second lien debt investments, which may also include an equity component. As of September 30, 2009, all of our debt investments were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock, or other equity interests in 22 out of 28 portfolio companies as of September 30, 2009.

Fifth Street Mezzanine Partners III, L.P., our predecessor fund, commenced operations as a private partnership on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into us. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” We were formed in late 2007 for the purpose of acquiring Fifth Street Mezzanine Partners III, L.P. and continuing its business as a public entity.

As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments using debt and equity. See “Item 1. Business — Regulation.” We elected, effective as of January 2, 2008, to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or “Code.” See “Item 1. Business — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements.

Our principal executive office is located at 10 Bank Street, 12th Floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.

The Investment Adviser

Our investment adviser is led by six principals who collectively have over 50 years, and individually have between four years and 14 years, of experience lending to and investing in small and mid-sized companies. Our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $600 million in small and mid-sized companies, including the investments made by Fifth Street, since 1998. Mr. Tannenbaum and his respective private investment firms have acted as the lead (and often sole) first or second lien investor in over 50 investment transactions. The other investment funds managed by these private investment firms generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments.

We benefit from our investment adviser’s ability to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate investments and manage a diversified portfolio of those investments. The principals of our investment adviser have broad investment backgrounds, with prior experience at investment funds, investment banks and other financial services companies and have developed a broad network of contacts within the private equity community. This network of contacts provides our principal source of investment opportunities.

The principals of our investment adviser are Mr. Tannenbaum, our president and chief executive officer and our investment adviser’s managing partner, Marc A. Goodman, our chief investment officer and our investment adviser’s senior partner, Juan E. Alva, a partner of our investment adviser, Bernard D. Berman, our chief compliance officer, executive vice president and secretary and a partner of our investment adviser, Ivelin M. Dimitrov, a partner of our investment adviser, and William H. Craig, our chief financial officer.

Business Strategy

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We have adopted the following business strategy to achieve our investment objective:

•	Capitalize on our investment adviser’s strong relationships with private equity sponsors. Our investment adviser has developed an extensive network of relationships with private equity sponsors that invest in small and mid-sized companies. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. In addition to being our principal source of originations, we believe that private equity sponsors provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

•	Focus on established small and mid-sized companies. We believe that there are fewer finance companies focused on transactions involving small and mid-sized companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity grants than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base.

•	Continue our growth of direct originations. We directly originated 100% of our investments. Over the last several years, the principals of our investment adviser have developed an origination strategy designed to ensure that the number and quality of our investment opportunities allows us to continue to directly originate substantially all of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and exit fees.

•	Employ disciplined underwriting policies and rigorous portfolio management. Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest with private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•	Structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our loan investments on a conservative basis with high cash yields, cash origination fees, low leverage levels and strong investment protections. As of September 30, 2009, the weighted average annual yield of our debt investments was approximately 15.7%, which includes a cash component of 12.9%. The 26 debt investments in our portfolio as of September 30, 2009, had a weighted average debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple of 3.6x calculated at the time of origination of the investment. Finally, our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•	Leverage the skills and experience of our investment adviser. The six principals of our investment adviser collectively have over 50 years, and individually have between four years and 14 years, of experience lending to and investing in small and mid-sized companies. The principals of our investment adviser have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and they also have experience managing distressed companies. We believe that our investment adviser’s expertise in valuing, structuring, negotiating and closing transactions provides us with a competitive advantage by allowing us to provide financing solutions that meet the needs of our portfolio companies while adhering to our underwriting standards.

Investment Criteria

The principals of our investment adviser have identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies and they use these criteria and guidelines in evaluating investment opportunities for us. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•	Established companies with a history of positive operating cash flow. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Ability to exert meaningful influence. We target investment opportunities in which we will be the lead/sole investor in our tranche and in which we can add value through active participation, often through advisory positions.

•	Private equity sponsorship. We generally seek to invest in companies in connection with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

•	Seasoned management team. We generally will require that our portfolio companies have a seasoned management team, with strong corporate governance. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in accordance with our interests.

•	Defensible and sustainable business. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•	Exit strategy. We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Deal Origination

Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. Over the last ten years, the investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 1,400 of such private equity firms and our investment adviser has active relationships with approximately 120 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.

Our investment adviser reviewed over 240 potential investment transactions with private equity sponsors for the year ended September 30, 2009. All of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.

Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the partners of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment summary is created that includes a scoring of the investment against our investment adviser’s proprietary scoring model. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that Committee. At any point in this stage, we may reject the opportunity, and, indeed, we have historically decided not to proceed with more than 80% of the investment opportunities reviewed by our investment adviser’s Investment Committee.

For the subset of opportunities that we decide to pursue, we issue preliminary term sheets and classify them in the “Term Sheet Issued” stage. This term sheet serves as a basis for negotiating the critical terms of a transaction. At this stage we begin our underwriting and investment approval process, as more fully described below. After the term sheet for a potential transaction has been fully negotiated, the transaction is presented to our investment adviser’s Investment Committee for approval. If the deal is approved, the term sheet is signed. Approximately half of the term sheets we issue result in an executed term sheet. Our underwriting and investment approval process is ongoing during this stage, during which we begin documentation of the loan. The final stage, “Closings,” culminates with the funding of an investment only after all due diligence is satisfactorily completed and all closing conditions, including the sponsor’s funding of its investment in the portfolio company, have been satisfied.

Underwriting

Underwriting Process and Investment Approval

We make our investment decisions only after consideration of a number of factors regarding the potential investment including, but not limited to: (i) historical and projected financial performance; (ii) company and industry specific characteristics, such as strengths, weaknesses, opportunities and threats; (iii) composition and experience of the management team; and (iv) track record of the private equity sponsor leading the transaction. Our investment adviser uses a proprietary scoring system that evaluates each opportunity. This methodology is employed to screen a high volume of potential investment opportunities on a consistent basis.

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

Management assessment

Our investment adviser makes an in-depth assessment of the management team, including evaluation along several key metrics:

•	The number of years in their current positions;

•	Track record;

•	Industry experience;

•	Management incentive, including the level of direct investment in the enterprise;

•	Background investigations; and

•	Completeness of the management team (lack of positions that need to be filled).

Industry dynamics

An evaluation of the industry is undertaken by our investment adviser that considers several factors. If considered appropriate, industry experts will be consulted or retained. The following factors are analyzed by our investment adviser:

•	Sensitivity to economic cycles;

•	Competitive environment, including number of competitors, threat of new entrants or substitutes;

•	Fragmentation and relative market share of industry leaders;

•	Growth potential; and

•	Regulatory and legal environment.

Business model and financial assessment

Prior to making an investment decision, our investment adviser will undertake a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor and third party experts including accountants and consultants. Areas of evaluation include:

•	Historical and projected financial performance;

•	Quality of earnings, including source and predictability of cash flows;

•	Customer and vendor interviews and assessments;

•	Potential exit scenarios, including probability of a liquidity event;

•	Internal controls and accounting systems; and

•	Assets, liabilities and contingent liabilities.

Private equity sponsor

Among the most critical due diligence investigations is the evaluation of the private equity sponsor making the investment. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Investments

We target debt investments that will yield meaningful current income and provide the opportunity for capital appreciation through equity securities. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2009, all of our debt investments were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2009, we directly originated 100% of our loans. We are currently focusing our new origination efforts on first lien loans.

•	First Lien Loans. Our first lien loans generally have terms of four to six years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•	Second Lien Loans. Our second lien loans generally have terms of five to six years, primarily provide for a fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans often include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. As of September 30, 2009, all second lien loans had intercreditor agreements requiring a standstill period of no more than 180 days. During the standstill period, we are generally restricted from exercising remedies against the borrower or the collateral in order to provide the first lien lenders time to cure any breaches or defaults by the borrower.

•	Unsecured Loans. Although we currently do not have any investments in unsecured loans, we may in the future. We would expect any unsecured investments generally to have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

We typically structure our debt investments to include covenants that seek to minimize our risk of capital loss. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. Our debt investments also have substantial prepayment penalties designed to extend the life of the average loan, which we believe will help to grow our portfolio.

The 26 debt investments in our portfolio as of September 30, 2009, had a weighted average debt to EBITDA multiple of 3.6x calculated at the time of origination of the investment.

Equity Investments

When we make a debt investment, we may be granted equity in the company in the same class of security as the sponsor receives upon funding. In addition, we may from time to time make non-control, equity co-investments in connection with private equity sponsors. We generally seek to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Limited Partnership Investments

We make investments in Limited Partnership funds of our equity sponsors. In general, we make these investments where we have a long term relationship and are comfortable with the sponsor’s business model and investment strategy.

Portfolio Management

Active Involvement in our Portfolio Companies

As a business development company, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

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

Rating Criteria

In addition to various risk management and monitoring tools, we use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the effected portfolio company. While our investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2009:

Investment Rating	Fair Value	% of Portfolio

1	$22,913,497	7.65%
2	248,506,393	82.94%
3	6,122,236	2.04%
4	16,377,904	5.47%
5	5,691,107	1.90%

Total	$299,611,137	100.00%

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

Determination of Net Asset Value and the Valuation Process

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

Under the guidance included in FASB Accounting Standard Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures, which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or, in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business. Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.

We also may, when conditions warrant, utilize an expected recovery model, whereby we use alternate procedures to determine value when the customary approaches are deemed to be not as relevant or reliable.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of our investment adviser;

•	Separately, an independent valuation firm engaged by the Board of Directors prepares preliminary valuations on a selected basis and submits a report to us;

•	The deal team compares and contrasts its preliminary valuations to the report of the independent valuation firm and resolves any differences;

•	The deal team prepares a final valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors reviews the final valuation report, and the deal team responds and supplements the final valuation report to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2009, and September 30, 2008, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance. Upon completion of its process each quarter, the independent valuation firm provides us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96.0% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process), 92.1% of our portfolio for the quarter ended June 30, 2009, and 28.1% for the quarter ended September 30, 2009.

Our $50 million credit facility with Bank of Montreal was terminated effective September 16, 2009. The facility required independent valuations for at least 90% of the portfolio on a quarterly basis. With the termination of this facility, this valuation test is no longer required. However, we still intend to have a portion of the portfolio valued by an independent third party on an quarterly basis, with a substantial portion being valued on an annual basis.

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

We believe that some of our competitors make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “Item 1. Business — Investment Advisory Agreement.” Our investment adviser employs a total of 16 investment professionals, including its six principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and his staff, and the staff of our chief compliance officer. For a more detailed discussion of the administration agreement, see “Item 1. Business — Administration Agreement.”

Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Investment Advisory Agreement

Overview of Our Investment Adviser

Management Services

Our investment adviser, Fifth Street Management, is registered as an investment adviser under the Investment Advisers Act of 1940, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make; and

•	executes, monitors and services the investments we make.

Our investment adviser’s services under the investment advisory agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee

Base Management Fee

We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser will ultimately be borne by our common stockholders.

The base management fee is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter will be appropriately prorated.

In addition to the proration described above, for the quarter ended September 30, 2009, our investment advisor waived approximately $172,000 of the base management fee on a portion of the proceeds raised in connection with the equity offerings that we completed in the quarter and which were held in cash or cash equivalents at September 30, 2009.

Incentive Fee

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to the investment adviser in any fiscal quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”).

•	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter.

•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the investment adviser once the hurdle is reached and the catch-up is achieved.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on “Pre-Incentive Fee Net Investment Income”
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment
Income allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on September 30, 2008, and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of September 30, 2008 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

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

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	offering expenses;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement and the compensation of our chief financial officer and his staff, and the staff of our chief compliance officer.

Duration and Termination

The investment advisory agreement was first approved by our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. Our investment adviser maintains addresses at 10 Bank Street, 12th floor, White Plains, NY 10606 and 500 W. Putnam Ave., Suite 400, Greenwich, CT 06830.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on December 13, 2007, our Board of Directors unanimously voted to approve the investment advisory agreement and the administration agreement. In reaching a decision to approve the investment advisory agreement and the administration agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Fifth Street Management, our investment adviser;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and

•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the investment advisory agreement and the administration agreement as being in the best interests of our stockholders.

On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. In reaching the decision to approve the amendment, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, followed the same process, and made the same findings, as described above.

Administration Agreement

We have also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and his staff, and the staff of our chief compliance officer. FSC, Inc. may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Regulation

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

(b) is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

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

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(v) meets such other criteria as may be established by the SEC.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in connection with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, employees or other agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is essentially a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making a distribution to our stockholders or repurchasing shares of our capital stock under certain circumstances unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). On June 24, 2009, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then-current net asset value per share of our common stock in one or more offerings for a period ending on the earlier of June 24, 2010 or the date of our next annual meeting of stockholders. In connection with the receipt of such stockholder approval, we agreed to limit the number of shares that we issue at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 15%. We have completed two offerings of shares of our common stock at a price below the then-current net asset value pursuant to this authorization, which closed on July 21, 2009 and September 25, 2009, respectively. The aggregate dilutive effect that these two offerings have had on our outstanding shares of common stock is 9.1%, which leaves 5.9% remaining of the dilution limit we have imposed. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to either code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the applicable code. You may also read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and on our website at http://www.fifthstreetfinance.com.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The proxy voting policies and procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our non-interested directors, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, our investment adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of our investment adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our investment adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our investment adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Fifth Street Finance Corp., Chief Compliance Officer, 10 Bank Street, 12th Floor, White Plains, NY 10606.

Other

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

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

Small Business Administration Regulations

Fifth Street Mezzanine Partners IV, L.P., our wholly-owned subsidiary, is seeking to be licensed by the Small Business Administration, or SBA, as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. We are the sole limited partner of Fifth Street Mezzanine Partners IV, L.P. and the sole member of FSMP IV GP, LLC, the general partner of Fifth Street Mezzanine Partners IV, L.P.

On May 19, 2009, we received a letter from the Investment Division of the SBA that invited us to continue moving forward with the licensing of an SBIC subsidiary. Although our application to license this entity as an SBIC with the SBA is subject to the SBA approval, we remain cautiously optimistic that we will complete the licensing process. Our SBIC subsidiary will have an investment objective similar to ours and will make similar types of investments in accordance with SBIC regulations.

To the extent that we receive an SBIC license, our SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The SBIC regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million. This means that our SBIC subsidiary may access the full $150 million maximum available if it has $75 million in regulatory capital. However, we are not required to capitalize this subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if we are able to obtain financing under the SBIC program, our SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. On July 14, 2009, we received a letter from the SBA indicating that our SBIC subsidiary’s application had been approved for further processing and our SBIC subsidiary is eligible to make pre-licensing investments. During the fiscal year ended September 30, 2009, our SBIC subsidiary funded one pre-licensing investment.

In connection with the filing of our SBIC license application, we will apply for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or that, if granted, it will be granted in a timely manner, that if we are granted an SBIC license we will be able to capitalize the subsidiary to $75 million to access the full $150 million maximum borrowing amount available, or that we will receive the exemptive relief from the SEC.

If we receive an SBIC license, our SBIC subsidiary will be periodically examined and audited by the Small Business Administration’s staff to determine its compliance with SBIC regulations.

Taxation as a Regulated Investment Company

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless the “asset coverage” test is met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Risks Relating to Our Business and Structure

We are currently in a period of capital markets disruption and recession and conditions may not improve in the near future.

The U.S. capital markets experienced extreme volatility and disruption over the past 18 months, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest modest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions continue or worsen, the financial results of small to mid-sized companies, like those in which we invest, will continue to experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which would have an adverse effect on our results of operations.

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. In this regard, as a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in nine of our portfolio companies as of September 30, 2009. Such modified terms include changes in payment-in-kind interest provisions and cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders and have an adverse effect on our results of operations.

Stockholders will incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current net asset value per share of our common stock.

At a special meeting of stockholders held on June 24, 2009, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then-current net asset value per share of our common stock in one or more offerings for a period ending on the earlier of June 24, 2010 or the date of our next annual meeting of stockholders. Any decision to sell shares of our common stock below the then-current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests. In connection with the receipt of such stockholder approval, we agreed to limit the number of shares that we issue at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 15%. We have completed two offerings of shares of our common stock at a price below the then-current net asset value pursuant to this authorization, which closed on July 21, 2009 and September 25, 2009, respectively. The aggregate dilutive effect that these two offerings have had on our outstanding shares of common stock is 9.1%, which leaves 5.9% remaining of the dilution limit we have imposed.

If we were to sell additional shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then-current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

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

We have a limited operating history.

Fifth Street Mezzanine Partners III, L.P. commenced operations on February 15, 2007. On January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., a Delaware corporation. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

We currently have a limited number of investments in our investment portfolio. As a result, a loss on one or more of those investments would have a more adverse effect on our company than the effect such a loss would have on a company with a larger and more diverse investment portfolio.

As a company with a limited operating history, we have not had the opportunity to invest in a large number of portfolio companies. As a result, until we have increased the number of investments in our investment portfolio, a loss on one or more of our investments would affect us more adversely than such loss would affect a company with a larger and more diverse investment portfolio.

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

As discussed above, we were organized on February 15, 2007. We have no employees and, as a result, we depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment adviser, Messrs. Tannenbaum, Goodman, Alva, Berman and

Dimitrov. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Substantially all of our assets could potentially be subject to security interests under secured revolving credit facilities and if we default on our obligations under the facilities, the lenders could foreclose on our assets.

As is common in the business development company industry, our obligations under secured revolving credit facilities may be secured by liens on substantially all of our assets. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption “Item 1. Business — Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

The involvement of our investment adviser’s investment professionals in our valuation process may create conflicts of interest.

Our portfolio investments are generally not in publicly traded securities. As a result, the values of these securities are not readily available. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Valuation Committee of our Board of Directors. In connection with that determination, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based, in part, on our gross assets.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Item 1. Business — Regulation.”

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify for tax free treatment at the corporate level on income and gains distributed to stockholders, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Stockholders will incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

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

In addition, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying dividends and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.

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

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

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

In addition, as discussed elsewhere in this annual report on Form 10-K, our loans typically contain a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, if we distribute taxable dividends in the form of our common stock, we may have to distribute a stock dividend to account for PIK interest even though we have not yet collected the cash.

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

Risks Relating to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and as a result may lose part or all of our investment.

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

We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in first and second lien debt issued by small and mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken with respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our portfolio companies.

We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we have made in the past and may make in the future direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

We are subject to certain risks associated with foreign investments.

We make investments in foreign companies. As of September 30, 2009, we had an investment in one foreign company.

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our or our investment adviser’s key personnel; and

•	general economic trends and other external factors.

Certain provisions of our restated certificate of incorporation and amended and restated by-laws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

Our restated certificate of incorporation and our amended and restated by-laws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation; however, we lease office space for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606. Our investment advisor also maintains additional office space at 500 W. Putnam Ave., Suite 400, Greenwich, CT 06830. We believe that our current office facilities are adequate for our business as we intend to conduct it.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2009, there were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FSC.” The following table sets forth, for each fiscal quarter since our initial public offering, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange.

	High	Low

Fiscal year ended September 30, 2008
Third quarter (from June 12, 2008)	$13.32	$10.10
Fourth quarter	$11.48	$7.56
Fiscal year ended September 30, 2009
First quarter	$10.24	$5.02
Second quarter	$8.48	$5.80
Third quarter	$11.14	$6.92
Fourth quarter	$11.36	$9.02

The last reported price for our common stock on November 30, 2009 was $9.77 per share. As of November 30, 2009, we had 16 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Sales of Unregistered Securities

On August 5, 2009, our Board of Directors declared a dividend of $0.25 per share of common stock, payable on September 25, 2009 to stockholders of record as of September 8, 2009. On September 25, 2009, we issued a total of 56,890 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock distributed under the dividend reinvestment plan was $0.6 million.

Distributions

Our dividends, if any, are determined by our Board of Directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation” and “— Taxation as a Regulated Investment Company.”

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table summarizes our dividends declared for our two most recent fiscal years:

Dividend Type	Date Declared	Record Date	Payment Date	Amount

Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25

Stock Performance Graph

The following graph compares the stockholder return on our common stock from June 12, 2008 to September 30, 2009 with the NASDAQ Financial Stock Index, the NYSE Stock Market (US Companies) Index and the Fifth Street Finance Corp. Peer Group index. The comparison assumes $100.00 was invested on June 12, 2008 (the date our common stock began to trade on the NYSE Stock Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Stockholder Return
Among Fifth Street Finance Corp., the NASDAQ Financial Stock Index, the NYSE
Index and Fifth Street Finance Corp. Peer Group(1)
(For the Period June 12, 2008 to September 30, 2009)

Comparison of 1 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2009

(1)	The Fifth Street Finance Corp. Peer Group index consists of the following investment companies that have elected to be regulated as business development companies under the 1940 Act: BlackRock Kelso Capital Corporation, Ares Capital Corporation, Apollo Investment Corporation, Gladstone Capital Corporation, MCG Capital Corporation, and MVC Capital, Inc.

Open Market Stock Repurchase Program

In October 2008, our Board of Directors authorized a stock repurchase program to acquire up to $8 million of our outstanding common stock. Stock repurchases under this program may be made through the open market at times and in such amounts as our management deems appropriate. The stock repurchase program expires December 2009 and may be limited or terminated by the Board of Directors at any time without prior notice.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Form 10-K. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. The financial information as of and for the period from inception (February 15, 2007) to September 30, 2007 and for the fiscal years ended September 30, 2008 and 2009, set forth below was derived from our audited financial statements and related notes for Fifth Street Mezzanine Partners III, L.P. and Fifth Street Finance Corp., respectively.

			At September 30, 2007
	At and for the	At and for the	and for the Period
	Year Ended	Year Ended	February 15, 2007
	September 30,	September 30,	through September 30,
	2009	2008	2007
	(In thousands, except per share amounts)

Statement of Operations data:
Total investment income	$49,828	$33,219	$4,296
Base management fee, net	5,889	4,258	1,564
Incentive fee	7,841	4,118	—
All other expenses	4,736	4,699	1,773
Net investment income	31,362	20,144	959
Unrealized appreciation (depreciation) on investments	(10,795)	(16,948)	123
Realized gain (loss) on investments	(14,373)	62	—
Net increase in partners’ capital/net assets resulting from operations	6,194	3,258	1,082
Per share data:
Net asset value per common share at period end	$10.84	$13.02	N/A
Market price at period end(1)	10.93	10.05	N/A
Net investment income	1.27	1.29	N/A
Net realized and unrealized loss on investments	(1.02)	(1.08)	N/A
Net increase in partners’ capital/net assets resulting from operations	0.25	0.21	N/A
Dividends declared	1.20	0.61	N/A
Balance Sheet data at period end:
Total investments at fair value	$299,611	$273,759	$88,391
Cash and cash equivalents	113,205	22,906	17,654
Other assets	3,071	2,484	1,285
Total assets	415,887	299,149	107,330
Total liabilities	5,331	4,813	514
Total stockholders’ equity	410,556	294,336	106,816
Other data:
Weighted average annual yield on investments(2)	15.7%	16.2%	16.8%
Number of investments at period end	28	24	10

Selected Quarterly Data	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(unaudited)	2009	2009	2009	2008	2008	2008	2008	2007	2007	2007	2007(3)

Total investment income	$12,484	$12,839	$11,920	$12,585	$11,748	$9,190	$6,854	$5,427	$2,753	$1,481	$62
Net investment income (loss)	7,777	7,887	7,488	8,210	7,255	5,135	4,080	3,674	1,070	(72)	(39)
Net realized and unrealized gain (loss)	(86)	(1,949)	(4,651)	(18,482)	(4,396)	(10,445)	(1,569)	(476)	123	—	—
Net increase (decrease) in partners’ capital/net assets resulting from operations	7,691	5,938	2,837	(10,272)	2,859	(5,310)	2,511	3,198	1,193	(72)	(39)
Net asset value per common share at period end	$10.84	$11.95	$11.94	$11.86	$13.02	$13.20	$14.12	$13.92	N/A	N/A	N/A

(1)	Our common stock commenced trading on the New York Stock Exchange on June 12, 2008. There was no established public trading price for the stock prior to that date.

(2)	Weighted average annual yield is calculated based upon our debt investments at the end of the period.

(3)	For the period February 15, 2007 (inception) through March 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with our financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and dividend projections;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies and RICs; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On July 21, 2009, we completed a follow-on public offering of 9,487,500 shares of our common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25 per share.

On September 25, 2009, we completed a follow-on public offering of 5,520,000 shares of our common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $10.50 per share.

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

Despite these factors, our deal pipeline is robust, with high quality transactions backed by private equity sponsors in the lower middle market. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns. In this regard, we had $113.2 million of cash and cash equivalents on hand at September 30, 2009 to fund investments. As evidenced by recent activities (see — “Recent Developments”), we expect to grow the business in part by increasing the average investment size when and where appropriate. At the same time, we expect to focus more on first lien transactions. We also expect to invest in more floating rate facilities, with rate floors, to protect against interest rate decreases.

Although we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Furthermore, because our common stock has generally traded at a price below our current net asset value per share over the last several months and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital. See “Item 1. Business — Regulation — Common Stock” for a discussion of the approval we received from our stockholders to issue shares of our common stock below net asset value per share.

Critical Accounting Policies

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to U.S. GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification were superseded by the Codification. Instead, references to standards will consist solely of the number used in the Codification’s structural organization. For example, it is no longer proper to refer to FASB Statement No. 157, Fair Value Measurement, which is now ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).

Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Basis of Presentation

Effective January 2, 2008, Fifth Street Mezzanine Partners III, L.P. (the “Partnership”), a Delaware limited partnership organized on February 15, 2007, merged with and into Fifth Street Finance Corp. The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control, our results of operations and cash flows for the fiscal year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Prior to January 2, 2008, references to the Company are to the Partnership. Since January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires. The Company’s financial results for the fiscal year ended September 30, 2007 refer to the Partnership.

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investment Valuation

We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the value at which an enterprise could be sold in a transaction between two willing parties other than through a forced or liquidation sale.

Under ASC 820, which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business. Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.

We also may, when conditions warrant, utilize an expected recovery model, whereby we use alternate procedures to determine value when the customary approaches are deemed to be not as relevant or reliable.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of our investment adviser;

•	Separately, an independent valuation firm engaged by the Board of Directors prepares preliminary valuations on a selected basis and submits a report to us;

•	The deal team compares and contrasts its preliminary valuations to the report of the independent valuation firm and resolves any differences;

•	The deal team prepares a final valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2009, and September 30, 2008, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance. Upon completion of its process each quarter, the independent valuation firm provides us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96.0% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process), 92.1% of our portfolio for the quarter ended June 30, 2009, and 28.1% of our portfolio for the quarter ended September 30, 2009.

Our $50 million credit facility with Bank of Montreal was terminated effective September 16, 2009. The facility required independent valuations for at least 90% of the portfolio on a quarterly basis. With the termination of this facility, this valuation test is no longer required. However, we still intend to have a portion of the portfolio valued by an independent third party on an quarterly basis, with a substantial portion being valued on an annual basis.

As of September 30, 2009 and September 30, 2008, approximately 72.0% and 91.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

Effective October 1, 2008, we adopted ASC 820. In accordance with that standard, we changed our presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of ASC 820 on October 1, 2008, we reported unearned fees as a single line item on our Consolidated Balance Sheets and Consolidated Schedules of Investments. This change in presentation had no impact on the overall net cost or fair value of our investment portfolio and had no impact on our financial position or results of operations.

The following table summarizes the effect of the adoption of ASC 820 on the presentation of our investment portfolio in the Consolidated Financial Statements.

	Fair Value as		Fair Value as Reported
	Reported in the		in the September 30, 2008
	September 30, 2008		Consolidated Financial
	Financial Statements	Change in Presentation	Statements as
	as Filed in the	of Unearned Fee Income	Filed in the
	September 30, 2008	to Conform with	September 30, 2009
	Form 10-K	ASC 820	Form 10-K

Affiliate investments	$73,106,057	$(1,755,640)	$71,350,417
Non-control/Non-affiliate investments	205,889,362	(3,480,625)	202,408,737
Unearned fee income	(5,236,265)	5,236,265	—

Total investments net of unearned fee income	$273,759,154	$—	$273,759,154

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

Fee Income

We receive a variety of fees in the ordinary course of our business, including origination fees. We account for our fee income in accordance with ASC Topic 605-25 Multiple-Element Arrangements (“ASC 605-25”) which addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). ASC 605-25 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with ASC 310-20 Nonrefundable Fees and Other Costs.

As of September 30, 2009, we are also entitled to receive approximately $6.8 million in aggregate exit fees across 11 portfolio investments upon the future exit of those investments. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. Such fees will be paid to us when a portfolio company exits our loan, for example in a refinancing, or when the loan matures. The receipt of such fees as well the timing of our receipt of such fees is contingent upon a successful exit event for each of the 11 investments.

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

For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments.” In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest.

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was approximately $12.1 million and represented 4.0% of the fair value of our portfolio of investments as of September 30, 2009 and approximately $5.4 million or 2.0% as of September 30, 2008. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30,	September 30,
	2009	2008

Cost:
First lien debt	46.82%	37.41%
Second lien debt	50.08%	59.38%
Purchased equity	1.27%	1.42%
Equity grants	1.83%	1.79%

Total	100.00%	100.00%

	September 30,	September 30,
	2009	2008

Fair value:
First lien debt	47.40%	39.54%
Second lien debt	51.37%	58.78%
Purchased equity	0.17%	0.73%
Equity grants	1.06%	0.95%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value were as follows:

	September 30,	September 30,
By Industry	2009	2008

Cost:
Healthcare technology	11.37%	3.33%
Healthcare services	10.04%	8.01%
Footwear and apparel	6.85%	6.21%
Restaurants	6.20%	6.65%
Construction and engineering	5.89%	6.45%
Healthcare facilities	5.50%	6.27%
Trailer leasing services	5.21%	5.85%
Manufacturing — mechanical products	4.71%	5.33%
Data processing and outsourced services	4.12%	4.77%
Media — Advertising	4.10%	4.40%

	September 30,	September 30,
By Industry	2009	2008

Merchandise display	3.98%	4.40%
Home furnishing retail	3.93%	3.93%
Housewares & specialties	3.68%	3.93%
Emulsions manufacturing	3.59%	3.28%
Air freight and logistics	3.29%	0.00%
Capital goods	3.05%	3.32%
Environmental & facilities services	2.73%	3.08%
Food distributors	2.73%	4.13%
Household products/ specialty chemicals	2.38%	4.08%
Entertainment — theaters	2.32%	4.05%
Leisure facilities	2.20%	2.58%
Building products	2.13%	2.39%
Lumber products	0.00%	3.56%

Total	100.00%	100.00%

Fair value:
Healthcare technology	12.27%	3.60%
Healthcare services	11.26%	8.54%
Footwear and apparel	7.37%	6.55%
Healthcare facilities	5.96%	6.66%
Construction and engineering	5.96%	6.82%
Restaurants	5.94%	6.44%
Manufacturing — mechanical products	5.03%	5.66%
Data processing and outsourced services	4.44%	5.00%
Media — Advertising	4.37%	4.57%
Merchandise display	4.36%	4.68%
Emulsions manufacturing	4.05%	3.48%
Air freight and logistics	3.60%	0.00%
Home furnishing retail	3.45%	3.92%
Trailer leasing services	3.29%	6.20%
Capital goods	3.26%	3.57%
Food distributors	3.00%	4.38%
Entertainment — theaters	2.52%	4.30%
Leisure facilities	2.38%	2.74%
Building products	2.06%	2.55%
Environmental & facilities services	2.04%	3.24%
Housewares & specialties	1.90%	4.17%
Household products/specialty chemicals	1.49%	1.33%
Lumber products	0.00%	1.60%

Total	100.00%	100.00%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of September 30, 2009 and September 30, 2008:

Investment	September 30, 2009				September 30, 2008
Rating	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio

1	$22,913,497	7.65%	1.70		$7,705,461	2.76%	4.05
2	248,506,393	82.94%	4.34		249,024,303	89.26%	4.23
3	6,122,236	2.04%	10.04		17,707,790	6.35%	5.86
4	16,377,904	5.47%	8.31		4,557,565	1.63%	9.80
5	5,691,107	1.90%	NM	(1)	—	0.00%	—

Total	$299,611,137	100.00%	4.42		$278,995,119	100.00%	4.42

(1)	Due to operating performance this ratio is not measurable.

As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in nine of our portfolio companies as of September 30, 2009. Such modified terms include increased payment-in-kind interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders. See note 9 to the Consolidated Schedule of Investments as of September 30, 2009 in our financial statements included herein.

Loans and Debt Securities on Non-Accrual Status

As of September 30, 2009, we had stopped accruing PIK interest and original issue discount on five investments, including two investments that had not paid their scheduled monthly cash interest payments or were otherwise on non-accrual status. At September 30, 2008, none of our loans or debt securities were on non-accrual status.

Income non-accrual amounts for the year ended September 30, 2009 were as follows:

Cash interest income	$2,938,190
PIK interest income	1,398,347
OID income	402,522

Total	$4,739,059

Discussion and Analysis of Results and Operations

Results of Operations

The principal measure of our financial performance is the net income (loss) which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

We were formed as a Delaware limited partnership (Fifth Street Mezzanine Partners III, L.P.) on February 15, 2007 and we had limited operations through September 30, 2007. As a result, there is limited comparability for fiscal year ended September 30, 2008 and the prior period from February 15, 2007 (inception) through September 30, 2007.

Comparison of years ended September 30, 2009 and September 30, 2008

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

Total investment income for the years ended September 30, 2009 and September 30, 2008 was approximately $49.8 million and $33.2 million, respectively. For the year ended September 30, 2009, this amount primarily consisted of approximately $46.0 million of interest income from portfolio investments (which included approximately $7.4 million of payment-in-kind or PIK interest), and $3.5 million of fee income. For the year ended September 30, 2008, this amount primarily consisted of approximately $30.5 million of interest income from portfolio investments (which included approximately $4.9 million of PIK interest), and $1.8 million of fee income.

The increase in our total investment income for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of two debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same period.

Expenses

Expenses (net of the waived portion of the base management fee) for the years ended September 30, 2009 and September 30, 2008 were approximately $18.4 million and $13.1 million, respectively. Expenses increased for the year ended September 30, 2009 as compared to the year ended September 30, 2008 by approximately $5.3 million, primarily as a result of increases in base management fee, incentive fees and other general and administrative expenses.

The increase in base management fee resulted from an increase in our total assets as reflected in the growth of the investment portfolio offset partially by our investment adviser’s unilateral decision to waive approximately $172,000 of the base management fee for the year ended September 30, 2009. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.

Net Investment Income

As a result of the $16.6 million increase in total investment income as compared to the $5.3 million increase in total expenses, net investment income for the year ended September 30, 2009 reflected a $11.3 million, or 55.7%, increase compared to the year ended September 30, 2008.

Realized Gain (Loss) on Sale of Investments

Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the year ended September 30, 2009, we exited our investment in American Hardwoods Industries, LLC and recorded a realized loss of $10.4 million, and recorded a $4.0 million realized loss on our investment in CPAC, Inc. in connection with our determination that the investment was permanently impaired based on, among other things, our analysis of changes in the portfolio company’s business operations and prospects. During the year ended September 30, 2008, we sold our equity investment in Filet of Chicken and realized a gain of approximately $62,000.

Net Change in Unrealized Appreciation or Depreciation on Investments

Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the year ended September 30, 2009, we recorded net unrealized depreciation of $10.8 million. This consisted of $14.3 million of reclassifications to realized losses, offset by $23.1 million of net unrealized depreciation on debt investments and $2.0 million of net unrealized depreciation on equity investments. During the year ended September 30, 2008, we recorded net unrealized depreciation of $16.9 million. This consisted of $12.1 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation on equity investments.

Comparison of year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007

Total Investment Income

Total investment income for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007 was approximately $33.2 million and $4.3 million, respectively. For the year ended September 30, 2008, this amount primarily consisted of approximately $30.5 million of interest income from portfolio investments (which included approximately $4.9 million of payment-in-kind or PIK interest), and $1.8 million of fee income. For the period ended September 30, 2007, this amount primarily consisted of approximately $4.1 million of interest income from portfolio investments (which included approximately $0.6 million of PIK interest), and $0.2 million of fee income.

The increase in our total investment income for the year ended September 30, 2008 as compared to the period ended September 30, 2007 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to fourteen new debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same period.

Expenses

Expenses for the year ended September 30, 2008 and the period February 15, 2007 (inception) through September 30, 2007 were approximately $13.1 million and $3.3 million, respectively. Expenses increased for the year ended September 30, 2008 as compared to the period ended September 30, 2007 by approximately $9.8 million, primarily as a result of increases in base management fee, incentive fees, professional fees and other general and administrative expenses.

The increase in base management fee resulted from an increase in our total assets as reflected in the growth of the investment portfolio. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.

Net Investment Income

As a result of the $28.9 million increase in total investment income as compared to the $9.8 million increase in total expenses, net investment income for the year ended September 30, 2008 reflected a $19.1 million, or 2000%, increase compared to the period ended September 30, 2007.

Realized Gain (Loss) on Sale of Investments

During the year ended September 30, 2008 we sold our equity investment in Filet of Chicken and realized a gain of approximately $62,000. During the period ended September 30, 2007 we had no realized gains or losses.

Net Change in Unrealized Appreciation or Depreciation on Investments

During the year ended September 30, 2008, we recorded net unrealized depreciation of $16.9 million. This consisted of $12.1 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation on equity investments. During the period ended September 30, 2007, we recorded net unrealized depreciation on equity investments of $0.1 million.

Financial Condition, Liquidity and Capital Resources

Cash Flows

To fund growth, we have a number of alternatives available to increase capital, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.

For the year ended September 30, 2009, we experienced a net increase in cash and cash equivalents of $90.3 million. During that period, we used $19.7 million of cash in operating activities, primarily for the funding of $62.0 million of investments, partially offset by $18.3 million of principal payments received and $31.4 million of net investment income. During the same period cash provided by financing activities was $110.0 million, primarily consisting of $138.6 million of proceeds from issuance of our common stock, partially offset by $27.1 million of cash dividends paid, $1.0 million of offering costs paid and $0.5 million paid to repurchase shares of our common stock on the open market. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit lines, as we deem appropriate.

For the year ended September 30, 2008, we experienced a net increase in cash and equivalents of $5.3 million. During that period, we used $179.4 million of cash in operating activities primarily for the funding of $202.4 million of investments, partially offset by $2.2 million of principal payments received and $20.1 million of net investment income. During the same period cash provided by financing activities was $184.6 million, primarily consisting of $131.3 million of proceeds from issuance of our common stock, partially offset by $8.9 million of cash dividends paid and $1.5 million of offering costs paid.

From inception (February 15, 2007) through September 30, 2007, our cash and equivalents increased by approximately $17.7 million. During that period, our cash flow from operations was minimal at approximately $1.0 million excluding investments in portfolio companies. $89.0 million was invested in portfolio companies financed primarily from capital contributions of approximately $105.7 million from partners.

As of September 30, 2009, we had $113.2 million in cash and cash equivalents, portfolio investments (at fair value) of $299.6 million, $2.9 million of interest receivable, no borrowings outstanding and unfunded commitments of $9.75 million. At November 30, 2009, we had $114.2 million in cash and cash equivalents, $3.1 million of interest receivable, $10.2 of dividends payable, no borrowings outstanding and unfunded commitments of $9.3 million.

As of September 30, 2008, we had $22.9 million in cash and cash equivalents, portfolio investments (at fair value) of $273.8 million, $2.4 million of interest receivable, no borrowings outstanding under our secured revolving credit facility and unfunded commitments of $24.7 million.

Significant capital transactions that occurred from Inception through September 30, 2009

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

On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR (London Inter Bank Offered Rate) plus 1.5%, with a one year maturity date. The credit facility was secured by our existing investments.

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

On May 1, 2008, our Board of Directors declared a dividend of $0.30 per share of common stock payable to stockholders of record as of May 19, 2008. On June 3, 2008, we paid a cash dividend of $1.9 million and issued 133,316 shares of common stock totaling $1.9 million to those stockholders who did not opt out of reinvesting the dividend under our dividend reinvestment plan.

On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share and received gross proceeds of approximately $141.2 million. Our shares are currently listed on the New York Stock Exchange under the symbol “FSC.”

On August 6, 2008, our Board of Directors declared a dividend of $0.31 per share of common stock payable to stockholders of record as of September 10, 2008. On September 26, 2008, we paid a cash dividend of $5.1 million and purchased 196,786 shares of common stock totaling $1.9 million on the open market to satisfy the share obligations under the dividend reinvestment plan.

In October 2008, we repurchased 78,000 shares of our common stock on the open market as part of our share repurchase program following its announcement on October 15, 2008.

On December 9, 2008, our Board of Directors declared a dividend of $0.32 per share of common stock payable to stockholders of record as of December 19, 2008 and a dividend of $0.33 per share of common stock payable to stockholders of record as of December 30, 2008. On December 18, 2008, our Board of Directors declared a special dividend of $0.05 per share of common stock payable to stockholders of record as of December 30, 2008. On December 29, 2008, we paid a cash dividend of $6.4 million and issued 105,326 shares of common stock totaling $0.8 million under the dividend reinvestment plan. On January 29, 2009, we paid a cash dividend of $7.6 million and issued 161,206 shares of common stock totaling $1.0 million under the dividend reinvestment plan.

On December 30, 2008, Bank of Montreal approved a renewal of our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days.

On April 14, 2009, our Board of Directors declared a dividend of $0.25 per share of common stock payable to stockholders of record as of May 26, 2009. On June 25, 2009, we paid a cash dividend of $5.6 million and issued 11,776 shares of common stock totaling $0.1 million under the dividend reinvestment plan.

On July 21, 2009, we completed a public offering of 9,487,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 1,237,500 shares of common stock, at a price of $9.25 per share, raising approximately $87.8 million in gross proceeds.

On August 3, 2009, our Board of Directors declared a dividend of $0.25 per share of common stock payable to stockholders of record as of September 8, 2009. On September 25, 2009, we paid a cash dividend of $7.5 million and issued 56,890 shares of common stock totaling $0.6 million under the dividend reinvestment plan.

On September 16, 2009, we gave notice of termination to Bank of Montreal with respect to our $50 million credit facility.

On September 25, 2009 we completed a public offering of 5,520,000 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 720,000 shares of common stock, at a price of $10.50 per share, raising approximately $58.0 million in gross proceeds.

On November 16, 2009, we entered into a three year credit facility with Wachovia Bank, N.A., a Wells Fargo company, or Wachovia, in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the facility up to $100 million, and will bear interest at LIBOR plus 4.00% per annum. See “— Borrowings” for a more detailed discussion of the credit facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has traded at a price below our current net asset value per share over the last several months and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital. Our stockholders approved a proposal at a special meeting of stockholders held on June 24, 2009 that authorizes us to sell shares of our common stock below the then-current net asset value per share in one or more offerings for a period ending on the earlier of June 24, 2010 or the date of our next annual meeting of stockholders. We would need stockholder approval of a similar proposal to issue shares below net asset value per share at any time after our next annual meeting of stockholders, which we anticipate will be held in March 2010. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC will affect our ability to, and the way in which we, raise additional capital and borrow for investment purposes, which may have a negative effect on our growth” and “— Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired” for a discussion of the provisions of the 1940 Act that limit our ability to sell our common stock at a price below net asset value per share.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our credit facility. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2009, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Finally, in light of the conditions in the financial markets and the U.S. economy overall, we are considering other measures to help ensure adequate liquidity, including the formation of and application to license an SBIC subsidiary.

On May 19, 2009, we received a letter from the Investment Division of the SBA, that invited us to continue moving forward with the licensing of an SBIC subsidiary. Although our application to license this entity as an SBIC with the SBA is subject to the SBA approval, we remain cautiously optimistic that we will complete the licensing process. Our SBIC subsidiary will have an investment objective similar to ours and will make similar types of investments in accordance with SBIC regulations.

To the extent that we receive an SBIC license, our SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount up to twice its regulatory capital, which generally equates to the amount of its equity capital. The SBIC regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million. This means that our SBIC subsidiary may access the full $150 million maximum available if it has $75 million in regulatory capital. However, we are not required to capitalize this subsidiary with $75 million and may determine to capitalize it with a lesser amount. In addition, if we are able to obtain financing under the SBIC program, our SBIC subsidiary will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. On July 14, 2009, we received a letter from the SBA indicating that our SBIC subsidiary’s application had been approved for further processing and our SBIC subsidiary is eligible to make pre-licensing investments. During the year ended September 30, 2009, our SBIC subsidiary funded one pre-licensing investment.

In connection with the filing of our SBA license application, we will apply for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our consolidated asset coverage ratio, which will enable us to fund more investments with debt capital. There can be no assurance that we will be granted an SBIC license or that, if granted, it will be granted in a timely manner, that if we are granted an SBIC license we will be able to capitalize the subsidiary to $75 million to access the full $150 million maximum borrowing amount available, or that we will receive the exemptive relief from the SEC.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the unprecedented instability in the financial markets and the weak U.S. economy.

Borrowings

On November 16, 2009, Fifth Street Funding, LLC, a wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”) and we, entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Facility”) with Wachovia, Wells Fargo Securities, LLC, as administrative agent (“Wells Fargo”), each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of our equity interest in Funding. The Facility bears interest at

LIBOR plus 4.00% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. We intend to use the net proceeds of the Facility to fund a portion of our loan origination activities and for general corporate purposes.

In connection with the Facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo Bank, National Association, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Agreement and other documents entered into in connection with the Facility.

The Agreement and related agreements governing the Facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Facility documents also included usual and customary default provisions such as the failure to make timely payments under the Facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Agreement and related agreements governing the Facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Each loan origination under the Facility is subject to the satisfaction of certain conditions. We cannot assure you that Funding will be able to borrow funds under the Facility at any particular time or at all.

We also gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to a $50 million revolving credit facility. The revolving credit facility was scheduled to expire on December 29, 2009 and had an interest rate of LIBOR plus 3.25%.

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

Loan Agreements.  On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The secured revolving credit facility was secured by our existing investments. On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days. On September 16, 2009, we gave notice of termination to Bank of Montreal with respect to this credit facility.

On April 2, 2007, we entered into a $50 million loan agreement with Wachovia Bank, N.A., which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a former member of our Board of Directors, Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia Bank, N.A.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2009, our only off-balance sheet arrangements consisted of $9.8 million of unfunded commitments, which was comprised of $7.8 million to provide debt financing to certain of our portfolio companies and $2.0 million related to unfunded limited partnership interests. As of September 30, 2008, our only off-balance sheet arrangements consisted of $24.7 million of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our Consolidated Balance Sheets.

Contractual Obligations

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2009 and September 30, 2008 is shown in the table below:

	September 30,	September 30,
	2009	2008

MK Network, LLC	$—	$2,000,000
Rose Tarlow, Inc.	—	2,650,000
Martini Park, LLC	—	11,000,000
Fitness Edge, LLC	—	1,500,000
Western Emulsions, Inc.	—	2,000,000
Storyteller Theaters Corporation	1,750,000	4,000,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	—
Trans-Trade, Inc.	2,000,000	—
Riverlake Equity Partners II, LP (limited partnership interest)	1,000,000	—
Riverside Fund IV, LP (limited partnership interest)	1,000,000	—

Total	$9,750,000	$24,650,000

We have entered into two contracts under which we have material future commitments, the investment advisory agreement, pursuant to which Fifth Street Management LLC has agreed to serve as our investment adviser, and the administration agreement, pursuant to which FSC, Inc. has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.

As discussed above, on November 16, 2009, we entered into a three year credit facility with Wachovia, in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the facility up to $100 million, and will bear interest at LIBOR plus 4.00% per annum. We also gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to our existing $50 million revolving credit facility with Bank of Montreal. The revolving credit facility with Bank of Montreal was scheduled to expire on December 29, 2009 and had an interest rate of LIBOR plus 3.25%.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (i.e., calendar year 2009). We anticipate timely distribution of our taxable income within the tax rules; however, we may incur a U.S. federal excise tax for the calendar year 2009. We intend to make distributions to our stockholders on a quarterly basis of between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

Pursuant to the administration agreement with FSC, Inc., FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and his staff, and the staff of our chief compliance officer. Each of these contracts may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

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

Recent Developments

On October 2, 2009, Storyteller Theaters Corporation drew $250,000 on its line of credit. Prior to the draw, our unfunded commitment was $1.75 million.

On October 8, 2009, we funded $153,972 of our previously unfunded limited partnership interest in Riverside Fund IV, LP upon receipt of the first closing notice of the fund.

On October 16, 2009, Elephant & Castle, Inc. repaid $3.9 million of principal outstanding under its term loan to us. The balance of the loan was assumed by Repechage Investments Limited (“RIL”), the equity sponsor’s holding company. We received a first lien on the assets of RIL and a guaranty on the balance of our debt.

On October 21, 2009, we invested an additional $6.0 million of second lien debt in Western Emulsions, Inc., an existing portfolio company, to support its growth initiatives.

On October 26, 2009, we executed a non-binding term sheet for $41.25 million for a portion of an investment in a post-secondary education company. The proposed terms of this investment include a $10 million revolver at Libor+950 with a Libor floor of 3% and a $31.25 million first lien term loan at Libor+950 with a Libor floor of 3%. This is a senior secured first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and may not result in a completed investment. We may syndicate a portion of this investment.

On November 6, 2009, we executed a non-binding term sheet for $34.0 million for an investment in a specialty chemical distributor. The proposed terms of this investment include a $10 million revolver at 10%, a $10 million Term Loan A at 10%, and a $14 million Term Loan B at 12%. This is a first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and may not result in a completed investment. We may syndicate a portion of this investment.

On November 12, 2009, we declared a $0.27 per share dividend to common stockholders of record as of December 10, 2009. The dividend is payable December 29, 2009.

On November 12, 2009, we executed a letter agreement for the potential sale of our second lien term loan to CPAC, Inc. and/or our 2,297 shares of common stock of CPAC, Inc. We received a non-refundable deposit of $150,000 in connection with the letter agreement.

On November 16, 2009, we entered into a three-year credit facility with Wachovia in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the facility up to $100 million, and will bear interest at a rate of LIBOR plus 4% per annum. See “— Borrowings” for a more detailed discussion of the credit facility.

On November 23, 2009, we received a cash payment in the amount of $0.1 million, representing payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries Holdings, LLC on August 3, 2009.

On December 1, 2009, we executed a non-binding term sheet for $28.75 million for an investment in a specialty food company. The proposed terms of this investment include a $2.0 million revolver at 10%, a $10 million Term Loan A at 10%, and a $16.75 million Term Loan B at 12% cash and 3% PIK. This is a first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and may not result in a completed investment. We may syndicate a portion of this investment.

On December 3, 2009, we executed a non-binding term sheet for $57.3 million for an investment in a contract manufacturer for medical device original equipment manufacturers. The proposed terms of this investment include a $4.0 million revolver at Libor+700 with a 3% Libor floor, a $33 million Term Loan A at Libor+700 with a 3% Libor floor, and a $20.3 million Term Loan B at 12% cash interest and 2% PIK. This is a first lien loan facility with a scheduled maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and may not result in a completed investment. We may syndicate a portion of this investment.

On December 4, 2009, we executed a non-binding term sheet for $34.0 million for an investment in a franchisor of consumer services. The proposed terms of this investment include a $2.0 million revolver at Libor+650 with a 3% Libor floor, a $10 million first lien Term Loan A at Libor+675 with a 3% Libor floor, and a $22.0 million Term Loan B at 12% cash and 2% PIK. This is a first lien loan facility with a scheduled maturity of five years. This proposed investment is subject to the completion of our due diligence, approval process and documentation, and may not result in a completed investment. We may syndicate a portion of this investment.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2009, approximately 5.0% of our debt investment portfolio (at fair value) and 4.9% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2009, we had not entered into any interest rate hedging arrangements. At September 30, 2009, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.

Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See — “Investment Valuation” under Critical Accounting Policies). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by approximately $7 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
    Fifth Street Finance Corp.

We have audited the accompanying consolidated balance sheets, including the consolidated schedule of investments, of Fifth Street Finance Corp. (a Delaware corporation and successor to Fifth Street Mezzanine Partners III, L.P.) (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12) for the years ended September 30, 2009 and 2008, and the period February 15, 2007 (inception) through September 30, 2007. Our audits of the basic financial statements included the Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of September 30, 2009 and 2008. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Fifth Street Finance Corp. as of September 30, 2009 and 2008, and the results of its operations, changes in net assets and its cash flows and financial highlights for the years ended September 30, 2009 and 2008, and the period February 15, 2007 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, effective October 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fifth Street Finance Corp.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 9, 2009 expressed and unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
December 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
    Fifth Street Finance Corp.

We have audited Fifth Street Finance Corp.’s (a Delaware corporation and successor to Fifth Street Mezzanine Partners III, L.P.) (the “Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Fifth Street Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Fifth Street Capital Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fifth Street Capital Corp. maintained effective internal control over financial reporting in all material respects as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets, including the consolidated schedule of investments, of Fifth Street Finance Corp. as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12) for the years ended September 30, 2009 and 2008, and the period February 15, 2007 (inception) through September 30, 2007 and our report dated December 9, 2009 expressed an unqualified opinion and included explanatory paragraphs regarding the Company’s adoption of ASC 820, “Fair Value Measurements and Disclosures.”

/s/ GRANT THORNTON LLP

New York, New York
December 9, 2009

Fifth Street Finance Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2009	2008

ASSETS
Investments at Fair Value:
Control investments (cost 9/30/09: $12,045,029; cost 9/30/08: $0)	$5,691,107	$—
Affiliate investments (cost 9/30/09: $71,212,035; cost 9/30/08: $81,820,636)	64,748,560	71,350,417
Non-control/Non-affiliate investments (cost 9/30/09 $243,975,221; cost 9/30/08 $208,764,349)	229,171,470	202,408,737

Total Investments at Fair Value	299,611,137	273,759,154
Cash and cash equivalents	113,205,287	22,906,376
Interest receivable	2,866,991	2,367,806
Due from portfolio company	154,324	80,763
Prepaid expenses and other assets	49,609	34,706

Total Assets	$415,887,348	$299,148,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$723,856	$567,691
Base management fee payable	1,552,160	1,381,212
Incentive fee payable	1,944,263	1,814,013
Due to FSC, Inc.	703,900	574,102
Interest payable	—	38,750
Payments received in advance from portfolio companies	190,378	133,737
Offering costs payable	216,720	303,461

Total Liabilities	5,331,277	4,812,966

Stockholders’ Equity:
Preferred stock, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,800,000 shares authorized, 37,878,987 and 22,614,289 shares issued and outstanding at September 30, 2009 and September 30, 2008	378,790	226,143
Additional paid-in-capital	439,989,597	300,524,155
Net unrealized depreciation on investments	(27,621,147)	(16,825,831)
Net realized gain (loss) on investments	(14,310,713)	62,487
Accumulated undistributed net investment income	12,119,544	10,348,885

Total Stockholders’ Equity	410,556,071	294,335,839

Total Liabilities and Stockholders’ Equity	$415,887,348	$299,148,805

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

			For the
			Period
	Year	Year	February 15, 2007
	Ended	Ended	(Inception) through
	September 30,	September 30,	September 30,
	2009	2008	2007

Interest income:
Control investments	$—	$—	$—
Affiliate investments	10,632,844	8,804,543	2,407,709
Non-control/Non-affiliate investments	27,931,097	16,800,945	1,068,368
Interest on cash and cash equivalents	208,824	750,605	—

Total interest income	38,772,765	26,356,093	3,476,077

PIK interest income:
Control investments	—	—	—
Affiliate investments	1,634,116	1,539,934	492,605
Non-control/Non-affiliate investments	5,821,173	3,357,464	96,190

Total PIK interest income	7,455,289	4,897,398	588,795

Fee income:
Control investments	—	—	—
Affiliate investments	1,101,656	702,463	164,222
Non-control/Non-affiliate investments	2,440,538	1,105,576	64,610

Total fee income	3,542,194	1,808,039	228,832

Dividend and other income:
Control investments	—	—	—
Affiliate investments	—	26,740	2,228
Non-control/Non-affiliate investments	22,791	130,971	—
Other income	35,396	—	—

Total dividend and other income	58,187	157,711	2,228

Total investment income	49,828,435	33,219,241	4,295,932

Expenses:
Base management fee	6,060,690	4,258,334	1,564,189
Incentive fee	7,840,579	4,117,554	—
Professional fees	1,492,554	1,389,541	211,057
Board of Directors fees	310,250	249,000	—
Organizational costs	—	200,747	413,101
Interest expense	636,901	917,043	522,316
Administrator expense	796,898	978,387	—
Line of credit guarantee expense	—	83,333	250,000
Transaction fees	—	206,726	357,012
General and administrative expenses	1,500,197	674,360	18,867

Total expenses	18,638,069	13,075,025	3,336,542
Base management fee waived	(171,948)	—	—

Net expenses	18,466,121	13,075,025	3,336,542

Net investment income	31,362,314	20,144,216	959,390

Unrealized appreciation (depreciation) on investments:
Control investments	(1,792,015)	—	—
Affiliate investments	286,190	(10,570,012)	99,792
Non-control/Non-affiliate investments	(9,289,492)	(6,378,755)	23,144

Total unrealized appreciation (depreciation) on investments	(10,795,317)	(16,948,767)	122,936

Realized gain (loss) on investments:
Control investments	—	—	—
Affiliate investments	(4,000,000)	—	—
Non-control/Non-affiliate investments	(10,373,200)	62,487	—

Total realized gain (loss) on investments	(14,373,200)	62,487	—

Net increase in net assets resulting from operations	$6,193,797	$3,257,936	$1,082,326

Net Investment Income per common share — basic and diluted(1)	$1.27	$1.29	N/A
Unrealized depreciation per common share	(0.44)	(1.09)	N/A
Realized gain (loss) per common share	(0.58)	0.01	N/A

Earnings per common share — basic and diluted(1)	$0.25	$0.21	N/A

Weighted average common shares — basic and diluted	24,654,325	15,557,469	N/A

(1)	The earnings and net investment income per share calculations for the year ended September 30, 2008 are based on the assumption that if the number of shares issued at the time of the merger on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the fiscal year on October 1, 2007, the Company’s earnings and net investment income per share would have been $0.21 and $1.29 per share, respectively.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

			For the Period
			February 15, 2007
	Year Ended	Year Ended	(Inception) through
	September 30,	September 30,	September 30,
	2009	2008	2007

Operations:
Net investment income	$31,362,314	$20,144,216	$959,390
Net unrealized appreciation (depreciation) on investments	(10,795,317)	(16,948,767)	122,936
Net realized gains (losses) on investments	(14,373,200)	62,487	—

Net increase in net assets resulting from operations	6,193,797	3,257,936	1,082,326

Stockholder transactions:
Distributions to stockholders from net investment income	(29,591,657)	(10,754,721)	—

Net decrease in net assets from stockholder transactions	(29,591,657)	(10,754,721)	—

Capital share transactions:
Issuance of preferred stock	—	15,000,000	—
Issuance of common stock	137,625,075	129,448,456	—
Issuance of common stock under dividend reinvestment plan	2,455,499	1,882,200	—
Redemption of preferred stock	—	(15,000,000)	—
Repurchases of common stock	(462,482)	—	—
Issuance of common stock upon conversion of partnership interests	—	169,420,000	—
Redemption of partnership interest for common stock	—	(169,420,000)	—
Fractional shares paid to partners from conversion	—	(358)	—
Capital contributions from partners	—	66,497,000	105,733,369
Capital withdrawals by partners	—	(2,810,369)	—

Net increase in net assets from capital share transactions	139,618,092	195,016,929	105,733,369

Total increase in net assets	116,220,232	187,520,144	106,815,695
Net assets at beginning of period	294,335,839	106,815,695	—

Net assets at end of period	$410,556,071	$294,335,839	$106,815,695

Net asset value per common share	$10.84	$13.02	N/A

Common shares outstanding at end of period	37,878,987	22,614,289	N/A

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

			For the Period
			February 15, 2007
	Year Ended	Year Ended	(Inception) through
	September 30,	September 30,	September 30,
	2009	2008	2007

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,193,797	$3,257,936	$1,082,326
Change in unrealized (appreciation) depreciation on investments	10,795,317	16,948,767	(122,936)
Realized (gains) losses on investments	14,373,200	(62,487)	—
PIK interest income, net of cash received	(7,027,149)	(4,782,986)	(588,795)
Recognition of fee income	(3,542,194)	(1,808,039)	(228,832)
Fee income received	3,895,559	5,478,011	1,795,125
Accretion of original issue discount on investments	(842,623)	(954,436)	(265,739)
Other income	(35,396)	—	—
Changes in operating assets and liabilities:
Increase in interest receivable	(499,185)	(1,613,183)	(754,623)
(Increase) decrease in due from portfolio company	(73,561)	46,952	(127,715)
(Increase) decrease in prepaid management fees	—	252,586	(252,586)
Increase in prepaid expenses and other assets	(14,903)	(34,706)	—
Increase in accounts payable, accrued expenses and other liabilities	156,170	150,584	417,107
Increase in base management fee payable	170,948	1,381,212	—
Increase in incentive fee payable	130,250	1,814,013	—
Increase in due to FSC, Inc.	129,798	574,102	—
Increase (decrease) in interest payable	(38,750)	28,816	9,934
Increase in payments received in advance from portfolio companies	56,641	133,737	—
Purchase of investments	(61,950,000)	(202,402,611)	(88,979,675)
Proceeds from the sale of investments	144,000	62,487	—
Principal payments received on investments (scheduled repayments and revolver paydowns)	6,951,902	2,152,992	—
Principal payments received on investments (payoffs)	11,350,000	—	—

Net cash used in operating activities	(19,676,179)	(179,376,253)	(88,016,409)

Cash flows from financing activities:
Dividends paid in cash	(27,136,158)	(8,872,521)	—
Repurchases of common stock	(462,482)	—	—
Capital contributions	—	66,497,000	105,733,369
Capital withdrawals	—	(2,810,369)	—
Borrowings	29,500,000	79,250,000	86,562,983
Repayments of borrowings	(29,500,000)	(79,250,000)	(86,562,983)
Proceeds from the issuance of common stock	138,578,307	131,316,000	—
Proceeds from the issuance of manditorily redeemable preferred stock	—	15,000,000	—
Redemption of preferred stock	—	(15,000,000)	—
Offering costs paid	(1,004,577)	(1,501,179)	(62,904)
Redemption of partnership interests for cash	—	(358)	—

Net cash provided by financing activities	109,975,090	184,628,573	105,670,465

Net increase in cash and cash equivalents	90,298,911	5,252,320	17,654,056
Cash and cash equivalents, beginning of period	22,906,376	17,654,056	—

Cash and cash equivalents, end of period	$113,205,287	$22,906,376	$17,654,056

Supplemental Information:
Cash paid for interest	$425,651	$888,227	$512,382
Non-cash financing activites:
Issuance of shares of common stock under dividend reinvestment plan	$2,455,499	$1,882,200	$—
Reinvested shares of common stock under dividend reinvestment plan	$—	$(1,882,200)	$—
Redemption of partnership interests	$—	$(173,699,632)	$—
Issuance of shares of common stock in exchange for partnership interests	$—	$173,699,632	$—

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Lighting by Gregory, LLC	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$4,800,003	$4,728,589	$2,419,627
First Lien Term Loan B, 14.5% due 2/28/2013		7,115,649	6,906,440	3,271,480
97.38% membership interest			410,000	—

			12,045,029	5,691,107

Total Control Investments			$12,045,029	$5,691,107

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,526,514	$10,370,246	$10,186,501
First Lien Term Loan B, 16.875% due 3/21/2012		2,765,422	2,722,952	2,919,071
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	53,831

			13,473,611	13,289,816
CPAC, Inc.(9)	Household Products & Specialty Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		11,398,948	9,506,805	4,448,661
Charge-off of cost basis of impaired loan(12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—

			7,803,805	4,448,661
Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		8,030,061	7,553,247	7,311,604
7,500 shares of Series A Preferred Stock			750,000	492,469

			8,303,247	7,804,073
MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,220,111	9,033,826
First Lien Term Loan B, 17.5% due 6/1/2012		5,212,692	4,967,578	5,163,544
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			771,575	—

			14,959,264	14,197,370
Martini Park, LLC(9)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,390,798	3,408,351	2,068,303
5% membership interest			650,000	—

			4,058,351	2,068,303
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,570,595	8,092,364	8,225,400
Second Lien Term Loan B, 16.5% due 2/25/2013		14,242,034	13,440,995	13,508,338
1,080,399 shares of Series A Preferred Stock			1,080,398	1,206,599

			22,613,757	22,940,337

Total Affiliate Investments			$71,212,035	$64,748,560

Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		$7,000,000	$6,779,947	$6,138,582
25,641 Shares of Series A Preferred Stock			253,846	20,326
25,641 Shares of Common Stock			2,564	—

			7,036,357	6,158,908

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,310,587	19,025,031	17,693,780
24,750 shares of Series B Preferred Stock			247,500	158,512
25,000 shares of Common Stock			2,500	—

			19,275,031	17,852,292
Nicos Polymers & Grinding Inc.(9)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,091,972	3,040,465	2,162,593
First Lien Term Loan B, 13.5% due 7/17/2012		5,980,128	5,716,250	3,959,643
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,924,801	6,122,236
TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,583,805	2,576,304	2,565,305
Second Lien Term Loan B, 14.5% due 8/3/2012		10,797,936	10,419,185	10,371,277
53,994 Senior Preferred Shares			215,975	162,621
191,977 Shares A Shares			191,977	—

			13,403,441	13,099,203
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,750,000	1,740,069	1,753,262
First Lien Term Loan B, 15% due 8/8/2012		5,490,743	5,404,192	5,321,281
1,000 Common Units			42,908	70,354

			7,187,169	7,144,897
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,307,547	8,922,946	8,979,657

			8,922,946	8,979,657
Boot Barn(9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		22,518,091	22,175,818	22,050,462
24,706 shares of Series A Preferred Stock			247,060	32,259
1,308 shares of Common Stock			131	—

			22,423,009	22,082,721
Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,855,617	17,063,645	9,860,940
285 shares of Common Stock			1,140	—

			17,064,785	9,860,940
Pacific Press Technologies, Inc.	Capital Goods
Second Lien Term Loan, 14.75% due 1/10/2013		9,813,993	9,621,279	9,606,186
33,463 shares of Common Stock			344,513	160,299

			9,965,792	9,766,485
Rose Tarlow, Inc.(9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,191,188	10,016,956	8,827,182
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014(10)		1,550,000	1,538,806	1,509,219
0.00% membership interest in RTMH Acquisition Company(14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company(14)			25,000	—

			12,855,762	10,336,401
Goldco, LLC	Restaurants

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Second Lien Term Loan, 17.5% due 1/31/2013		8,024,147	7,926,647	7,938,639

			7,926,647	7,938,639
Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,668,956	15,416,411	15,081,138

			15,416,411	15,081,138
Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		11,928,600	11,743,630	12,130,945

			11,743,630	12,130,945
Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,275,313	7,166,749	7,162,190
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		250,000	234,167	223,136
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	156,256

			7,601,085	7,541,582
HealthDrive Corporation(9)	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		7,800,000	7,574,591	7,731,153
First Lien Term Loan B, 13% due 7/17/2013		10,076,089	9,926,089	9,587,523
First Lien Revolver, 12% due 7/17/2013		500,000	485,000	534,693

			17,985,680	17,853,369
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,316,247	13,014,576	13,074,682

			13,014,576	13,074,682
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,372,069	10,076,277	10,266,770
116,237 Common Units(6)			151,108	515,782

			10,227,385	10,782,552
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,504,943	5,547,944
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,328,120	16,532,244
First Lien Revolver, 10% due 3/31/2014(11)		—	(45,000)	(45,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	530,016

			22,241,818	22,565,204
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,016,042	10,798,229	10,838,952
First Lien Revolver, 12% due 9/10/2014(11)		—	(39,333)	(39,333)

			10,758,896	10,799,619
Riverlake Equity Partners II, LP(13)	Multi-sector holdings
0.14% limited partnership interest
			—	—
Riverside Fund IV, LP(13)	Multi-sector holdings
0.92% limited partnership interest
			—	—

Total Non-Control/Non-Affiliate Investments			$243,975,221	$229,171,470

Total Portfolio Investments			$327,232,285	$299,611,137

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to Consolidated Financial Statements for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	− 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A	—	Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents unfunded limited partnership interests that were closed prior to September 30, 2009.

(14)	Represents a de minimis membership interest percentage.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2008

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		$10,108,838	$9,888,488	$9,888,488
First Lien Term Loan B, 16.875% due 3/21/2012		3,640,702	3,581,245	3,581,245
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	97,156

			13,850,146	13,697,302
CPAC, Inc.	Household Products & Specialty Chemicals
Second Lien Term Loan, 17.5% due 4/13/2012		10,613,769	9,556,805	3,626,497
2,297 shares of Common Stock			2,297,000	—

			11,853,805	3,626,497
Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		7,809,513	7,145,198	7,145,198
7,500 shares of Series A Preferred Stock			750,000	196,386

			7,895,198	7,341,584
MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,115,152	9,115,152
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 — undrawn revolver of $2,000,000(10)		—	(11,113)	(11,113)
6,114 Membership Units(6)			584,795	760,441

			9,688,834	9,864,480
Rose Tarlow, Inc.	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,000,000	9,796,648	9,796,648
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 — undrawn revolver of $2,650,000		350,000	323,333	323,333
6.9% membership interest in RTMH Acquisition Company			1,275,000	591,939
0.1% membership interest in RTMH Acquisition Company			25,000	11,607

			11,419,981	10,723,527
Martini Park, LLC	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,049,822	3,188,351	2,719,236
5% membership interest			650,000	—

			3,838,351	2,719,236
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		10,000,000	9,381,973	9,381,973
Second Lien Term Loan B, 16.5% due 2/25/2013		13,809,891	12,811,950	12,811,951
1,080,399 shares of Series A Preferred Stock			1,080,398	1,183,867

			23,274,321	23,377,791

Total Affiliate Investments			$81,820,636	$71,350,417

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2008

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		$7,000,000	$6,716,712	$6,716,712
25,641 Shares of Series A Preferred Stock			253,846	253,846
25,641 Shares of Common Stock			2,564	4,753

			6,973,122	6,975,311
Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		18,741,969	18,503,268	18,503,268
24,750 shares of Series B Preferred Stock			247,500	179,899
25,000 shares of Common Stock			2,500	—

			18,753,268	18,683,167
Nicos Polymers & Grinding Inc.(9)	Environmental & Facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,216,511	3,192,408	3,192,408
First Lien Term Loan B, 13.5% due 7/17/2012		5,786,547	5,594,313	5,594,313
3.32% Interest in Crownbrook Acquisition I LLC			168,086	72,756

			8,954,807	8,859,477
TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,531,982	2,516,148	2,516,148
Second Lien Term Loan B, 14.5% due 8/3/2012		10,369,491	9,857,130	9,857,130
53,994 Senior Preferred Shares			215,975	143,418
191,977 Shares A Shares			191,977	—

			12,781,230	12,516,696
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		2,250,000	2,233,636	2,233,636
First Lien Term Loan B, 15% due 8/8/2012		5,353,461	5,206,261	5,206,261
1,000 Common Units			42,908	55,033

			7,482,805	7,494,930
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		12,516,185	11,994,788	11,994,788

			11,994,788	11,994,788
Boot Barn	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		18,095,935	17,788,078	17,788,078
24,706 shares of Series A Preferred Stock			247,060	146,435
1,308 shares of Common Stock			131	—

			18,035,269	17,934,513
American Hardwoods Industries Holdings, LLC	Lumber Products
Second Lien Term Loan, 15% due 10/15/2012		10,334,704	10,094,129	4,384,489
24,375 Membership Units			250,000	—

			10,344,129	4,384,489
Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,277,619	16,985,473	16,985,473
285 shares of Common Stock			1,140	—

			16,986,613	16,985,473
Pacific Press Technologies, Inc.	Capital Goods
Second Lien Term Loan, 14.75% due 1/10/2013		9,544,447	9,294,486	9,294,486
33,463 shares of Common Stock			344,513	481,210

			9,638,999	9,775,696

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2008

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		7,705,762	7,578,261	7,578,261

			7,578,261	7,578,261
Lighting by Gregory, LLC	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		4,500,002	4,420,441	4,420,441
First Lien Term Loan B, 14.5% due 2/28/2013		7,010,207	6,888,876	6,888,876
1.1% membership interest			110,000	98,459

			11,419,317	11,407,776
Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,800,700	15,494,737	15,494,737

			15,494,737	15,494,737
Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		9,661,464	9,523,464	9,523,464

			9,523,464	9,523,464
Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		11,824,414	11,598,248	11,598,248
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014 — undrawn revolver of $2,000,000(10)		—	(17,566)	(17,566)
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	196,588

			11,780,851	11,777,270
HealthDrive Corporation	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		8,000,000	7,923,357	7,923,357
First Lien Term Loan B, 13% due 7/17/2013		10,008,333	9,818,333	9,818,333
First Lien Revolver, 12% due 7/17/2013 — undrawn revolver of $1,500,000		500,000	481,000	481,000

			18,222,690	18,222,690
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,049,166	12,799,999	12,799,999

			12,799,999	12,799,999

Total Non-Control/Non-Affiliate Investments			$208,764,349	$202,408,737

Total Portfolio Investments			$290,584,985	$273,759,154

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to Consolidated Financial Statements for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. As of September 30, 2008, the Company did not have a controlling interest in any of its investments.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2008

(9)	Rates have been adjusted on the term loans, as follows:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Best Vinyl Acquisition Corporation	April 1, 2008	+0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	August 1, 2008	+1.0% on Term Loan	+1.0% on Term Loan	Per loan amendment

(10)	Amounts represent unearned income related to undrawn commitments.

See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Fifth Street Mezzanine Partners III, L.P. (the “Partnership”), a Delaware limited partnership, was organized on February 15, 2007 to primarily invest in debt securities of small and/or middle market companies. FSMPIII GP, LLC was the Partnership’s general partner (the “General Partner”). The Partnership’s investments were managed by Fifth Street Management LLC (the “Investment Adviser”). The General Partner and Investment Adviser were under common ownership.

Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the “Company”), an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control, the Company’s results of operations and cash flows for the year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Fifth Street Finance Corp. is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. Since January 2, 2008, references to the Company, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.

The Company also has certain wholly-owned subsidiaries which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company, and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock at the offering price of $9.25 per share. On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock at the offering price of $10.50 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”

On May 19, 2009, the Company received a letter from the Investment Division of the Small Business Administration (the “SBA”) that invited the Company to continue moving forward with the licensing of a small business investment company (“SBIC”) subsidiary. The Company’s application to license this entity as an SBIC with the SBA is subject to the SBA approval. The Company’s SBIC subsidiary will be a wholly-owned subsidiary and will be able to rely on an exclusion from the definition of “investment company” under the 1940 Act, and thus will not elect to be treated as a business development company under the 1940 Act. The Company’s SBIC subsidiary will have an investment objective similar to the Company’s and will make similar types of investments in accordance with SBIC regulations.

Note 2.	Significant Accounting Policies

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization. For example, it is no longer proper to refer to

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement No. 157, Fair Value Measurement, which is now Codification Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).

Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Basis of Presentation and Liquidity:

The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

The Company has evaluated all subsequent events through December 9, 2009, the date of this filing.

Although the Company expects to fund the growth of its investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to RICs under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, we may realize significantly less than their recorded value.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation.

The consolidated financial statements include portfolio investments at fair value of $299.6 million and $273.8 million at September 30, 2009 and September 30, 2008, respectively. The portfolio investments represent 73.0% and 93.0% of stockholders’ equity at September 30, 2009 and September 30, 2008, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; “Affiliate Investments” are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies:

a) Valuation:

As described below, effective October 1, 2008, the Company adopted ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”). In accordance with that standard, the Company changed its presentation for all periods presented to net unearned fees against the associated debt investments. Prior to the adoption of ASC 820 on October 1, 2008, the Company reported unearned fees as a single line item on the Consolidated Balance Sheets and Consolidated Schedules of Investments. This change in presentation had no impact on the overall net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations.

The following table summarizes the effect of the adoption of ASC 820 on the presentation of the Company’s investment portfolio in the Consolidated Financial Statements.

	Fair Value as		Fair Value as Reported
	Reported in the		in the September 30, 2008
	September 30, 2008		Consolidated Financial
	Financial Statements	Change in Presentation	Statements as
	as Filed in the	of Unearned Fee Income	Filed in the
	September 30, 2008	to Conform with	September 30, 2009
	Form 10-K	ASC 820	Form 10-K

Affiliate investments	$73,106,057	$(1,755,640)	$71,350,417
Non-control/Non-affiliate investments	205,889,362	(3,480,625)	202,408,737
Unearned fee income	(5,236,265)	5,236,265	—

Total investments net of unearned fee income	$273,759,154	$—	$273,759,154

b) Fair Value Measurements:

In September 2006, the Financial Accounting Standards Board issued ASC 820, which was effective for fiscal years beginning after November 15, 2007. ASC 820 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets and liabilities recorded at fair value in the Company’s Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are permanently impaired.

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible.

Distributions of earnings from portfolio companies are recorded as dividend income when the distribution is received.

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

Offering Costs:

Offering costs consist of fees paid to the underwriters, in addition to legal, accounting, regulatory and printing fees that are related to the Company’s follow-on offerings which closed on July 21, 2009 and September 25, 2009. Accordingly, approximately $1.0 million of offering costs (net of the underwriting fees) have been charged to capital during the year ended September 30, 2009.

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

As a partnership, Fifth Street Mezzanine Partners III, LP filed a calendar year tax return for a short year initial period from February 15, 2007 through December 31, 2007. Upon the merger, Fifth Street Finance

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corp., the surviving C-Corporation, made an election to be treated as a RIC under the Code and adopted a September 30 tax year end. Accordingly, the first RIC tax return has been filed for the tax year beginning January 1, 2008 and ended September 30, 2008.

As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (i.e., calendar year 2009). The Company anticipates timely distribution of its taxable income within the tax rules, however, the Company incurred a de minimis federal excise tax for calendar year 2008 and may incur a federal excise tax for the calendar year 2009.

The purpose of the Company’s taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, is reflected in the Company’s Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.

The Company adopted Financial Accounting Standards Board ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) at inception on February 15, 2007. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Adoption of ASC 740 was applied to all open taxable years as of the effective date. The adoption of ASC 740 did not have an effect on the financial position or results of operations of the Company as there was no liability for unrecognized tax benefits and no change to the beginning capital of the Company. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Guarantees and Indemnification Agreements:

The Company follows ASC 460 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. The Interpretation has had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In October 2009 the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements which addresses accounting for multiple deliverable

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements to enable vendors to account for products separately rather than as a combined unit. The amendments are effective prospectively for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.

In September 2009 the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) provides guidance on estimating the fair value of an alternative investment, amending ASC 820-10. The amendment is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.

In February 2007, the FASB issued ASC Topic 825-10 Financial Instruments (“ASC 825-10”) , which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC 825-10 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, and is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 820. While ASC 825-10 become effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

In December 2007, the FASB issued ASC Topic 810 Noncontrolling Interests in Consolidated Financial (“ASC 810”). ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of ASC 810 will have a material impact on either its financial position or results of operations.

Effective January 1, 2009 the Company adopted the guidance included in ASC Topic 815 Derivatives and Hedging (“ASC 815”), which requires additional disclosures for derivative instruments and hedging activities. The Company does not have any derivative instruments nor has it engaged in any hedging activities. ASC 815 has no impact on the Company’s financial statements.

Effective July 1, 2009 the Company adopted the provisions of ASC Topic 855 Subsequent Events (“ASC 855”). ASC 855 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. See Note 2 — “Significant Accounting Policies — Basis of Presentation and Liquidity” for this new disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) (to be included in ASC 860 “Transfers and Servicing”). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009. The Company does not anticipate that SFAS 166 will have a material impact on the Company’s financial statements. This statement has not yet been codified.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Portfolio Investments

At September 30, 2009, 73.0% of stockholders’ equity or $299.6 million was invested in 28 long-term portfolio investments and 27.6% of stockholders’ equity or $113.2 million was invested in cash and cash equivalents. In comparison, at September 30, 2008, 93.0% of stockholders’ equity or $273.8 million was invested in 24 long-term portfolio investments and 7.8% of stockholders’ equity or $22.9 million was invested in cash and cash equivalents. As of September 30, 2009, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.

At September 30, 2009 and September 30, 2008, $281.0 million and $251.5 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 95% and 93%, respectively, of the Company’s total portfolio of debt investments at fair value. During the year ended September 30, 2009, the Company recorded realized losses of $14.4 million. During the year ended September 30, 2008, the Company recorded realized gains on investments of approximately $62,000. During the years ended September 30, 2009 and 2008, the Company recorded unrealized depreciation of $10.8 million and $16.9 million, respectively.

The composition of the Company’s investments as of September 30, 2009 and September 30, 2008 at cost and fair value was as follows:

	September 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value

Investments in debt securities	$317,069,667	$295,921,400	$281,264,010	$269,154,948
Investments in equity securities	10,162,618	3,689,737	9,320,975	4,604,206

Total	$327,232,285	$299,611,137	$290,584,985	$273,759,154

The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the Company’s Consolidated Balance Sheet for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total

Control investments	$—	$—	$5,691,107	$5,691,107
Affiliate investments	—	—	64,748,560	64,748,560
Non-control/Non-affiliate investments	—	—	229,171,470	229,171,470

Total investments at fair value	$—	$—	$299,611,137	$299,611,137

The following table provides a roll-forward in the changes in fair value from September 30, 2008 to September 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can be validated by external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

			Non-control/
	Control	Affiliate	Non-affiliate
	Investments	Investments	Investments	Total

Fair value as of September 30, 2008	$—	$71,350,417	$202,408,737	$273,759,154
Total realized losses	—	(4,000,000)	(10,373,200)	(14,373,200)
Change in unrealized appreciation (depreciation)	(1,792,015)	286,190	(9,289,492)	(10,795,317)
Purchases, issuances, settlements and other, net	7,483,122	(2,888,047)	46,425,425	51,020,500
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2009	$5,691,107	$64,748,560	$229,171,470	$299,611,137

Concurrent with its adoption of ASC 820, effective October 1, 2008, the Company augmented the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to October 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.

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

Beginning on October 1, 2008, the Company also introduced a bond yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the years ended September 30, 2009 and 2008 and during the period ended September 30, 2007, the Company recorded net unrealized appreciation (depreciation) of ($10.8 million), ($16.9 million) and $0.1 million, respectively, on its investments. For the year ended September 30, 2009, the Company’s net unrealized appreciation (depreciation) consisted of $14.3 million of reclassifications to realized losses, offset by unrealized depreciation of ($21.2 million) resulting from declines in EBITDA or market multiples of its portfolio companies requiring closer monitoring or performing below expectations; and approximately ($3.9) million of unrealized appreciation resulting from the adoption of ASC 820.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in the Company’s investment portfolio from September 30, 2008 to September 30, 2009.

	Debt	Equity	Total

Fair value at September 30, 2008	$269,154,948	$4,604,206	$273,759,154
New investments	60,858,356	1,091,644	61,950,000
Redemptions/repayments	(18,445,907)	—	(18,445,907)
Net accrual of PIK interest income	7,027,149	—	7,027,149
Accretion of original issue discount	842,623	—	842,623
Recognition of unearned income	(353,365)	—	(353,365)
Net unrealized depreciation	(9,039,204)	(1,756,113)	(10,795,317)
Net changes from unrealized to realized	(14,123,200)	(250,000)	(14,373,200)

Fair value at September 30, 2009	$295,921,400	$3,689,737	$299,611,137

The Company’s off-balance sheet arrangements consisted of $9.8 million and $24.7 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2009 and September 30, 2008, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s Consolidated Balance Sheet.

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2009 and September 30, 2008 is shown in the table below:

	September 30, 2009	September 30, 2008

MK Network, LLC	$—	$2,000,000
Rose Tarlow, Inc.	—	2,650,000
Martini Park, LLC	—	11,000,000
Fitness Edge, LLC	—	1,500,000
Western Emulsions, Inc.	—	2,000,000
Storyteller Theaters Corporation	1,750,000	4,000,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	—
Trans-Trade, Inc.	2,000,000	—
Riverlake Equity Partners II, LP (limited partnership interest)	1,000,000	—
Riverside Fund IV, LP (limited partnership interest)	1,000,000	—

Total	$9,750,000	$24,650,000

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2009		September 30, 2008

Cost:
First lien debt	$153,207,248	46.82%	$108,716,148	37.41%
Second lien debt	163,862,419	50.08%	172,547,862	59.38%
Purchased equity	4,170,368	1.27%	4,120,368	1.42%
Equity grants	5,992,250	1.83%	5,200,607	1.79%

Total	$327,232,285	100.00%	$290,584,985	100.00%

Fair Value:
First lien debt	$142,016,942	47.40%	$108,247,033	39.54%
Second lien debt	153,904,458	51.37%	160,907,915	58.78%
Purchased equity	517,181	0.17%	2,001,213	0.73%
Equity grants	3,172,556	1.06%	2,602,993	0.95%

Total	$299,611,137	100.00%	$273,759,154	100.00%

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

	September 30, 2009		September 30, 2008

Cost:
Northeast	$103,509,164	31.63%	$89,699,936	30.87%
West	98,694,596	30.16%	81,813,016	28.15%
Southeast	39,463,350	12.06%	42,847,370	14.75%
Midwest	22,980,368	7.02%	22,438,998	7.72%
Southwest	62,584,807	19.13%	53,785,665	18.51%

Total	$327,232,285	100.00%	$290,584,985	100.00%

Fair Value:
Northeast	$87,895,220	29.34%	$73,921,159	27.00%
West	93,601,893	31.24%	80,530,516	29.42%
Southeast	39,858,633	13.30%	42,950,840	15.69%
Midwest	22,841,167	7.62%	22,575,695	8.25%
Southwest	55,414,224	18.50%	53,780,944	19.64%

Total	$299,611,137	100.00%	$273,759,154	100.00%

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2009 and September 30, 2008 were as follows:

	September 30, 2009		September 30, 2008

Cost:
Healthcare technology	$37,201,082	11.37%	$9,688,834	3.33%
Healthcare services	32,841,142	10.04%	23,274,321	8.01%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009		September 30, 2008

Footwear and apparel	22,423,009	6.85%	18,035,269	6.21%
Restaurants	20,288,245	6.20%	19,311,810	6.65%
Construction and engineering	19,275,031	5.89%	18,753,268	6.45%
Healthcare facilities	17,985,680	5.50%	18,222,690	6.27%
Trailer leasing services	17,064,785	5.21%	16,986,613	5.85%
Manufacturing — mechanical products	15,416,411	4.71%	15,494,737	5.33%
Data processing and outsourced services	13,473,611	4.12%	13,850,146	4.77%
Media — Advertising	13,403,441	4.10%	12,781,230	4.40%
Merchandise display	13,014,576	3.98%	12,799,999	4.40%
Home furnishing retail	12,855,762	3.93%	11,419,981	3.93%
Housewares & specialties	12,045,029	3.68%	11,419,317	3.93%
Emulsions manufacturing	11,743,630	3.59%	9,523,464	3.28%
Air freight and logistics	10,758,896	3.29%	—	0.00%
Capital goods	9,965,792	3.05%	9,638,999	3.32%
Environmental & facilities services	8,924,801	2.73%	8,954,807	3.08%
Food distributors	8,922,946	2.73%	11,994,788	4.13%
Household products/ specialty chemicals	7,803,805	2.38%	11,853,805	4.08%
Entertainment — theaters	7,601,085	2.32%	11,780,851	4.05%
Leisure facilities	7,187,169	2.20%	7,482,805	2.58%
Building products	7,036,357	2.13%	6,973,122	2.39%
Lumber products	—	0.00%	10,344,129	3.56%

Total	$327,232,285	100.00%	$290,584,985	100.00%

Fair Value:
Healthcare technology	$36,762,574	12.27%	$9,864,480	3.60%
Healthcare services	33,722,889	11.26%	23,377,791	8.54%
Footwear and apparel	22,082,721	7.37%	17,934,513	6.55%
Healthcare facilities	17,853,369	5.96%	18,222,690	6.66%
Construction and engineering	17,852,292	5.96%	18,683,167	6.82%
Restaurants	17,811,015	5.94%	17,639,081	6.44%
Manufacturing — mechanical products	15,081,138	5.03%	15,494,737	5.66%
Data processing and outsourced services	13,289,816	4.44%	13,697,302	5.00%
Media — Advertising	13,099,203	4.37%	12,516,696	4.57%
Merchandise display	13,074,682	4.36%	12,799,999	4.68%
Emulsions manufacturing	12,130,945	4.05%	9,523,464	3.48%
Air freight and logistics	10,799,619	3.60%	—	0.00%
Home furnishing retail	10,336,401	3.45%	10,723,527	3.92%
Trailer leasing services	9,860,940	3.29%	16,985,473	6.20%
Capital goods	9,766,485	3.26%	9,775,696	3.57%
Food distributors	8,979,657	3.00%	11,994,788	4.38%
Entertainment — theaters	7,541,582	2.52%	11,777,270	4.30%
Leisure facilities	7,144,897	2.38%	7,494,930	2.74%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009		September 30, 2008

Building products	6,158,908	2.06%	6,975,311	2.55%
Environmental & facilities services	6,122,236	2.04%	8,859,477	3.24%
Housewares & specialties	5,691,107	1.90%	11,407,776	4.17%
Household products/ specialty chemicals	4,448,661	1.49%	3,626,497	1.33%
Lumber products	—	0.00%	4,384,489	1.60%

Total	$299,611,137	100.00%	$273,759,154	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2009 and September 30, 2008, the Company had no investments that were greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the years ended September 30, 2009 and September 30, 2008, no individual investment produced income that exceeded 10% of investment income.

Note 4.	Unearned Fee Income — Debt Origination Fees

The Company capitalizes upfront debt origination fees received in connection with financings and the unearned income from such fees is accreted into fee income over the life of the financing. In accordance with ASC 820, the net balance is reflected as unearned income in the cost and fair value of the respective investments.

Accumulated unearned fee income activity for the years ended September 30, 2009 and 2008 was as follows:

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008

Beginning accumulated unearned fee income balance	$5,236,265	$1,566,293
Net fees received	3,895,559	5,478,011
Unearned fee income recognized	(3,542,194)	(1,808,039)

Ending unearned fee income balance	$5,589,630	$5,236,265

Note 5.	Share Data and Stockholders’ Equity

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

On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25. The net proceeds totaled approximately $82.7 million after deducting investment banking commissions of approximately $4.4 million and offering costs of $0.7 million.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $10.50. The net proceeds totaled approximately $54.9 million after deducting investment banking commissions of approximately $2.8 million and offering costs of approximately $0.3 million.

No dilutive instruments were outstanding and reflected in the Company’s Consolidated Balance Sheet at September 30, 2009. The following table sets forth the weighted average shares outstanding for computing basic and diluted earnings per common share for the years ended September 30, 2009 and September 30, 2008.

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Weighted average common shares outstanding, basic and diluted	24,654,325	15,557,469

On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then its stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008, the Company paid a cash dividend of approximately $1.9 million and issued 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008, the Company paid a cash dividend of $5.1 million, and purchased and distributed a total of 196,786 shares ($1.9 million) of its common stock under the dividend reinvestment plan. On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008, and a $0.33 per share dividend to stockholders of record on December 30, 2008. On December 18, 2008, the Company declared a special dividend of $0.05 per share to stockholders of record on December 30, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan. On January 29, 2009, the Company paid a cash dividend of approximately $7.6 million and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan. On April 14, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of May 26, 2009. On June 25, 2009, the Company paid a cash dividend of approximately $5.6 million and issued 11,776 common shares totaling approximately $0.1 million under the dividend reinvestment plan. On August 3, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of September 8, 2009. On September 25, 2009 the Company paid a cash dividend of approximately $7.5 million and issued 56,890 common shares totaling approximately $0.6 million under the dividend reinvestment plan.

In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program may be made through the open market at times and in such amounts as Company management deems appropriate. The stock repurchase program expires December 2009 and may be limited or terminated by the Board of Directors. In October 2008, the Company repurchased 78,000 shares of common stock on the open market as part of its share repurchase program.

Note 6.	Line of Credit

On November 16, 2009,Fifth Street Funding, LLC, a wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”) and the Company, entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Facility”) with Wachovia Bank, National Association (“Wachovia”),

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wells Fargo Securities, LLC, as administrative agent (“Wells Fargo”), each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Facility bears interest at LIBOR plus 4.00% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. The Company intends to use the net proceeds of the Facility to fund a portion of its loan origination activities and for general corporate purposes.

In connection with the Facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company will sell to Funding certain loan assets it has originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo Bank, National Association, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Agreement and other documents entered into in connection with the Facility.

The Agreement and related agreements governing the Facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Facility documents also included usual and customary default provisions such as the failure to make timely payments under the Facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Agreement and related agreements governing the Facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

Each loan origination under the Facility is subject to the satisfaction of certain conditions. The Company cannot assure you that Funding will be able to borrow funds under the Facility at any particular time or at all.

On January 15, 2008, the Company entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5%, with a one year maturity date. The credit facility was secured by the Company’s existing investments. On December 30, 2008, Bank of Montreal renewed the Company’s $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR +3.25% and a term of 364 days. The Company gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to this revolving credit facility.

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

Interest expense for the years ended September 30, 2009 and 2008 and the period ended September 30, 2007, was $636,901, $917,043 and $522,316, respectively.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated PIK interest activity for the years ended September 30, 2009 and September 30, 2008 was as follows:

	September 30,	September 30,
	2009	2008

PIK balance at beginning of period	$5,367,032	$588,795
Gross PIK interest accrued	8,853,636	4,897,398
Accumulated deferred cash interest	243,953	—
PIK income reserves	(1,398,347)	—
Deferred cash interest income reserves	(243,953)	—
PIK interest received in cash	(428,140)	(114,412)
Loan exits and other PIK adjustments	(334,703)	(4,749)

PIK balance at end of period	$12,059,478	$5,367,032

Two investments did not pay all of their scheduled monthly cash interest payments for the period ended September 30, 2009. As of September 30, 2009, the Company had stopped accruing PIK interest and original issue discount (“OID”) on five investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. At September 30, 2008, no loans or debt securities were on non-accrual status.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income non-accrual amounts for the year ended September 30, 2009 were as follows:

Cash interest income	$2,938,190
PIK interest income	1,398,347
OID income	402,522

Total	$4,739,059

Note 8.	Taxable/Tax Distributable Income and Dividend Distributions

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination fees received in connection with investments in portfolio companies, which are amortized into interest income over the life of the investment for book purposes, are treated as taxable income upon receipt; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.

At September 30, 2009, the Company has a net loss carryforward of $1.6 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2009.

Net increase in net assets resulting from operations	$6,194,000
Net change in unrealized depreciation from investments	10,795,000
Book/tax difference due to deferred loan origination fees, net	353,000
Book/tax difference due to organizational and offering costs	(87,000)
Book/tax difference due to interest income on certain loans	3,394,000
Book/tax difference due to capital loss carryforward	1,645,000
Other book-tax differences	(13,000)

Taxable/Tax Distributable Income(1)	$22,281,000

(1)	The Company’s taxable income for 2009 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2009. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2009, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$862,000
Unrealized losses, net	(27,621,000)
Accumulated partnership taxbale income not subject to distribution	6,236,000
Other book-tax differences	(9,290,000)

The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $1.4 million. However, this amount has been fully offset by a valuation allowance of $1.4 million, since it is more likely than not that these deferred tax assets will not be realized.

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

To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount

Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25

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

During the year ended September 30, 2009 the Company exited its investment in American Hardwoods Industries, LLC and recorded a realized loss of $10.4 million, and recorded a $4.0 million realized loss on one of its portfolio company investments in connection with the determination that the investment was permanently impaired based on, among other things, analysis of changes in the portfolio company’s business operations and prospects. During the year ended September 30, 2008 the Company sold its equity investment in Filet of Chicken and realized a gain of approximately $62,000.

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services under the investment advisory agreement consisting of two components-a base management fee and an incentive fee.

Base management Fee

The base management fee is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and will be calculated based on the value of the Company’s gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter will be appropriately prorated.

In addition to the proration described above, for the quarter ended September 30, 2009, the Investment Advisor waived approximately $172,000 of the base management fee on a portion of the proceeds raised in connection with the equity offerings the Company completed in 2009 and which were held in cash or cash equivalents at September 30, 2009.

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

For the years ended September 30, 2009 and 2008 and the period ended September 30, 2007, base management fees were approximately $5.9 million, $4.3 million and $1.6 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended September 30, 2009 and 2008, incentive fees were approximately $7.8 million and $4.1 million, respectively. There were no incentive fees paid for the period ended September 30, 2007.

Transaction fees

Prior to the merger of the Partnership with and into the Company, which occurred on January 2, 2008, the Investment Adviser received 20% of transaction origination fees. For the year ended September 30, 2008 and the period ended September 30, 2007, payments for the transaction fees paid to the Investment Adviser amounted to approximately $0.2 million and $0.4 million, respectively, and were expensed as incurred.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Administration Agreement

The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and his staff, and the staff of our chief compliance officer. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended September 30, 2009, the Company incurred administrative expenses of approximately $1.3 million. At September 30, 2009, approximately $704,000 was included in Due to FSC, Inc. in the Consolidated Balance Sheets.

Note 12.	Financial Highlights

			For the Period
			February 15, 2007
	Year Ended	Year Ended	(Inception) through
	September 30,	September 30,	September 30,
	2009(1)	2008(1)(2)	2007(1)(3)

Per Share Data(4):
Net asset value at beginning of period	$13.02	$8.56	NA
Capital contributions from partners	—	2.94	NA
Capital withdrawals by partners	—	(0.12)	NA
Dividends declared and paid	(1.20)	(0.61)	NA
Issuance of common stock	(1.21)	2.11	NA
Repurchases of common stock	(0.02)	—	NA
Net investment income	1.27	0.89	NA
Unrealized depreciation on investments	(0.44)	(0.75)	NA
Realized loss on investments	(0.58)	—	NA

Net asset value at end of period	$10.84	$13.02	NA

Stockholders’ equity at beginning of period	$294,335,839	$106,815,695	—
Stockholders’ equity at end of period	$410,556,071	$294,335,839	$106,815,695
Average stockholders’ equity(5)	$291,401,218	$205,932,850	$30,065,414
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity(6)	6.12%	5.86%	8.53%
Ratio of total expenses to average stockholders’ equity(6)	6.34%	6.35%	11.10%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity(6)	1.51%	1.11%	1.01%
Ratio of unrealized depreciation on investments to ending stockholders’ equity(6)	(2.63)%	(5.76)%	0.12%
Total return to stockholders based on average stockholders’ equity(6)	2.13%	1.58%	3.60%
Weighted average outstanding debt(7)	$5,019,178	$11,887,427	$12,155,296

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the year ended September 30, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 in connection with the merger described above.

(3)	Per share data for the period February 15, 2007 (inception) through September 30, 2007 reflects the fact that there was no established public trading market for the Company’s common stock prior to October 1, 2007.

(4)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(5)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(6)	Interim periods are not annualized.

(7)	Calculated based upon the daily weighted average of loans payable for the period.

Note 13.	Preferred Stock

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

On October 2, 2009, Storyteller Theaters Corporation drew $250,000 on its line of credit. Prior to the draw, the Company’s unfunded commitment was $1.75 million.

On October 8, 2009, the Company funded $153,972 of its previously unfunded limited partnership interest in Riverside Fund IV, LP upon receipt of the first closing notice of the fund.

On October 16, 2009, Elephant & Castle, Inc. repaid $3.9 million of principal outstanding under its term loan. The balance of the loan was assumed by Repechage Investments Limited (“RIL”), the equity sponsor’s

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holding company. The Company received a first lien on the assets of RIL and a guaranty on the balance of its debt.

On October 21, 2009, the Company invested an additional $6.0 million of second lien debt in Western Emulsions, Inc., an existing portfolio company, to support its growth initiatives.

On October 26, 2009, the Company executed a non-binding term sheet for $41.25 million for its portion of an investment in a post-secondary education company. The proposed terms of this investment include a $10 million revolver at Libor+950 with a Libor floor of 3% and a $31.25 million first lien term loan at Libor+950 with a Libor floor of 3%. This is a senior secured first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of the Company’s due diligence, approval process and documentation, and may not result in a completed investment. The Company may syndicate a portion of this investment.

On November 6, 2009, the Company executed a non-binding term sheet for $34.0 million for an investment in a specialty chemical distributor. The proposed terms of this investment include a $10 million revolver at 10%, a $10 million Term Loan A at 10%, and a $14 million Term Loan B at 12%. This is a first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of the Company’s due diligence, approval process and documentation, and may not result in a completed investment. The Company may syndicate a portion of this investment.

On November 12, 2009, the Company declared a $0.27 per share dividend to common stockholders of record as of December 10, 2009. The dividend is payable December 29, 2009.

On November 12, 2009, the Company executed a letter agreement for the potential sale of its second lien term loan to CPAC, Inc. and/or its 2,297 shares of common stock of CPAC, Inc. The Company received a non-refundable deposit of $150,000 in connection with the letter agreement.

On November 16, 2009, the Company entered into a three-year credit facility with Wachovia in the amount of $50 million with an accordion feature, which will allow for potential future expansion of the facility up to $100 million, and will bear interest at a rate of LIBOR plus 4% per annum. See “Note 6. Line of Credit” for a more detailed discussion of the credit facility.

On November 23, 2009, the Company received a cash payment in the amount of $0.1 million, representing payment in full of all amounts due in connection with the cancellation of the Company’s loan agreement with American Hardwoods Industries Holdings, LLC on August 3, 2009.

On December 1, 2009, the Company executed a non-binding term sheet for $28.75 million for an investment in a specialty food company. The proposed terms of this investment include a $2.0 million revolver at 10%, a $10 million Term Loan A at 10%, and a $16.75 million Term Loan B at 12% cash and 3% PIK. This is a first lien facility with a scheduled maturity of five years. This proposed investment is subject to the completion of the Company’s due diligence, approval process and documentation, and may not result in a completed investment. The Company may syndicate a portion of this investment.

On December 3, 2009, the Company executed a non-binding term sheet for $57.3 million for an investment in a contract manufacturer for medical device original equipment manufacturers. The proposed terms of this investment include a $4.0 million revolver at Libor+700 with a 3% Libor floor, a $33 million Term Loan A at Libor+700 with a 3% Libor floor, and a $20.3 million Term Loan B at 12% cash interest and 2% PIK. This is a first lien loan facility with a scheduled maturity of five years. This proposed investment is

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the completion of the Company’s due diligence, approval process and documentation, and may not result in a completed investment. The Company may syndicate a portion of this investment.

On December 4, 2009, the Company executed a non-binding term sheet for $34.0 million for an investment in a franchisor of consumer services. The proposed terms of this investment include a $2.0 million revolver at Libor+650 with a 3% Libor floor, a $10 million first lien Term Loan A at Libor+675 with a 3% Libor floor, and a $22.0 million Term Loan B at 12% cash and 2% PIK. This is a first lien loan facility with a scheduled maturity of five years. This proposed investment is subject to the completion of the Company’s due diligence, approval process and documentation, and may not result in a completed investment. The Company may syndicate a portion of this investment.

Schedule 12-14

Fifth Street Finance Corp.

Schedule of Investments in and Advances to Affiliates

	Amount of
	Interest,
	Fees or				Fair Value
	Dividends	Fair Value			at
	Credited in	at October 1,	Gross	Gross	September 30,
Portfolio Company/Type of Investment(1)	Income(2)	2008	Additions(3)	Reductions(4)	2009

Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% due 2/28/2013	$—	$—	$3,044,732	$(625,105)	$2,419,627
First Lien Term Loan B, 14.5% due 2/28/2013	—	—	4,138,390	(866,910)	3,271,480
97.38% membership interest	—	—	300,000	(300,000)	—

Total Control Investments	$—	$—	$7,483,122	$(1,792,015)	$5,691,107

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 16.875% due 3/21/2012	1,856,153	9,888,488	511,758	(213,745)	10,186,501
First Lien Term Loan B, 16.875% due 3/21/2012	573,147	3,581,245	367,826	(1,030,000)	2,919,071
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	130,413	—	—	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC	—	97,156	—	(43,325)	53,831
CPAC, Inc.
Second Lien Term Loan, 17.5% due 4/13/2012	1,318,008	3,626,497	4,932,164	(4,110,000)	4,448,661
2,297 shares of Common Stock	—	—	—	—	—
Elephant & Castle, Inc.
Second Lien Term Loan, 15.5% due 4/20/2012	1,472,389	7,145,198	449,845	(283,439)	7,311,604
7,500 shares of Series A Preferred Stock	—	196,386	296,083	—	492,469
MK Network, LLC
First Lien Term Loan A, 13.5% due 6/1/2012	1,462,272	9,115,152	161,959	(243,285)	9,033,826
First Lien Term Loan B, 17.5% due 6/1/2012	872,070	—	5,581,544	(418,000)	5,163,544
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010	17,111	(11,113)	17,113	(6,000)	—
11,030 Membership Units	—	760,441	186,780	(947,221)	—
Rose Tarlow, Inc.
First Lien Term Loan, 12% due 1/25/2014	1,128,302	9,796,648	177,084	(9,973,732)	—
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014	123,460	323,333	1,214,827	(1,538,160)	—
6.9% membership interest in RTMH Acquisition Company	—	591,939	—	(591,939)	—
0.1% membership interest in RTMH Acquisition Company	—	11,607	—	(11,607)	—
Martini Park, LLC
First Lien Term Loan, 14% due 2/20/2013	475,732	2,719,236	220,000	(870,933)	2,068,303
5% membership interest	—	—	—	—	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013	1,263,662	9,381,973	288,785	(1,445,358)	8,225,400
Second Lien Term Loan B, 16.5% due 2/25/2013	2,806,310	12,811,951	1,101,389	(405,002)	13,508,338
1,080,399 shares of Series A Preferred Stock	—	1,183,867	22,732	—	1,206,599

Total Affiliate Investments	$13,368,616	$71,350,417	$15,529,889	$(22,131,746)	$64,748,560

Total Control & Affiliate Investments	$13,368,616	$71,350,417	$23,013,011	$(23,923,761)	$70,439,667

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Schedules of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Non-Control/Non-Affiliate categories, respectively.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

(4)	Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2009 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2009. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2009.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of the Independent Registered Public Accounting Firm contained in Item 8 “Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(d)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information regarding our Board of Directors is set forth below. We have divided the directors into two groups — independent directors and interested directors. Interested directors are “interested persons” of Fifth Street Finance Corp. as defined in Section 2(a)(19) of the 1940 Act.

The address for each director is c/o Fifth Street Finance Corp., 10 Bank Street, 12th Floor, White Plains, NY 10606.

		Director	Expiration of
Name	Age	Since	Term

Independent Directors
Adam C. Berkman	42	2007	2012
Brian S. Dunn	38	2007	2011
Byron J. Haney	48	2007	2011
Frank C. Meyer	66	2007	2010
Douglas F. Ray	41	2007	2010
Interested Directors
Leonard M. Tannenbaum	38	2007	2012
Bernard D. Berman	38	2009	2012

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Age	Position(s) Held

Leonard M. Tannenbaum	38	Chief Executive Officer and President
Bernard D. Berman	38	Chief Compliance Officer, Executive Vice President and Secretary
William H. Craig	53	Chief Financial Officer
Marc A. Goodman	52	Chief Investment Officer

The address for each executive officer is c/o Fifth Street Finance Corp., 10 Bank Street, 12th Floor, White Plains, NY 10606.

Biographical Information

Independent Directors

•	Adam C. Berkman. Mr. Berkman has been a member of our Board of Directors since December 2007. Mr. Berkman has over 20 years of experience in strategy, operations, finance and business development in the consumer products, importing and manufacturing, wholesale distribution, business services and information technology industries. Since September 2007, he has served as chief operating officer of Adrianna Papell LLC, an apparel company. From February 2006 to May 2007, Mr. Berkman served as the chief financial officer of Accessory Network LLC, and from May 2003 to January 2006, he served as the chief financial officer of Amerex Group, Inc, each of which is an apparel/accessory firm. Prior to this, from August 2001 to February 2003, he was the vice president of business development at Accruent, Inc., a leading real estate performance management software solutions company. Mr. Berkman also co-founded MyContracts, a predecessor of Accruent, Inc., and was a member of its Board of Directors from June 1999 to August 2001. Mr. Berkman is a Certified Public Accountant who began his career at Price Waterhouse, a predecessor to PricewaterhouseCoopers LLP, and earned his B.A. from Duke University and M.B.A. in finance and accounting from the NYU Stern School of Business.

•	Brian S. Dunn. Mr. Dunn has been a member of our Board of Directors since December 2007. Mr. Dunn has over 15 years of marketing, logistical and entrepreneurial experience. He founded and turned around direct marketing divisions for several consumer-oriented companies. Since June 2006, Mr. Dunn has been the marketing director for Lipenwald, Inc., a direct marketing company that markets collectibles and mass merchandise. Prior to that, from February 2001 to June 2006, he was sole proprietor of BSD Trading/Consulting. Mr. Dunn graduated from the Wharton School of the University of Pennsylvania in 1993 with a B.S. in Economics.

•	Byron J. Haney. Mr. Haney has been a member of our Board of Directors since December 2007. From 1994 until 2009, Mr. Haney worked for Resurgence Asset Management LLC, during which time he most recently served as managing director and chief investment officer. Mr. Haney previously served on the Board of Directors of Sterling Chemicals, Inc. and Furniture.com. Mr. Haney has more than 20 years of business experience, including having served as chief financial officer of a private retail store chain and as an auditor with Touche Ross & Co., a predecessor of Deloitte & Touche LLP. Mr. Haney earned his B.S. in Business Administration from the University of California at Berkeley and his M.B.A. from the Wharton School of the University of Pennsylvania.

•	Frank C. Meyer. Mr. Meyer has been a member of our Board of Directors since December 2007. Mr. Meyer is a private investor who was chairman of Glenwood Capital Investments, LLC, an investment adviser specializing in hedge funds, which he founded in January of 1988 and from which he resigned in January of 2004. As of October of 2000, Glenwood has been a wholly-owned subsidiary of the Man Group, PLC, an investment adviser based in England specializing in alternative investment strategies. Since leaving Glenwood in 2004, Mr. Meyer has focused on serving as a director for various companies. During his career, Mr. Meyer has served as an outside director on a several companies, including Quality Systems, Inc. (a public company specializing in software for medical and dental professionals), Bernard Technologies, Inc. (a firm specializing in development of industrial processes using chlorine dioxide), and Centurion Trust Company of Arizona (where he served as a non-executive Chairman until its purchase by GE Financial). Currently, he is on the Board of Directors of Einstein-Noah Restaurant Group, Inc., a firm operating in the quick casual segment of the restaurant industry, and United Capital Financial Partners, Inc., a firm that converts transaction-oriented brokers into fee-based financial planners. He is also on the Board of Directors of three investment funds run by Ferox Capital Management, Limited, an investment manager based in the United Kingdom that specializes in convertible bonds. Mr. Meyer received his B.A. and M.B.A. from the University of Chicago.

•	Douglas F. Ray. Mr. Ray has been a member of our Board of Directors since December 2007. Since August 1995, Mr. Ray has worked for Seavest Inc., a private investment and wealth management firm based in White Plains, New York. He currently serves as the president of Seavest Inc. Mr. Ray has more than 14 years experience acquiring, developing, financing and managing a diverse portfolio of real estate investments, including three healthcare properties funds. Mr. Ray previously served on the Board of Directors of Nat Nast, Inc., a luxury men’s apparel company. Prior to joining Seavest, Mr. Ray worked in Washington, D.C. on the staff of U.S. Senator Arlen Specter and as a research analyst with the Republican National Committee. Mr. Ray holds a B.A. from the University of Pittsburgh.

Interested Directors

•	Leonard M. Tannenbaum, CFA. Mr. Tannenbaum has been our president and chief executive officer since October 2007 and the chairman of our Board of Directors since December 2007. He is also the managing partner of our investment adviser. Since founding his first private investment firm in 1998, Mr. Tannenbaum has founded a number of private investment firms, including Fifth Street Capital LLC, and he has served as managing member of each firm. Prior to launching his first firm, Mr. Tannenbaum gained extensive small-company experience as an equity analyst for Merrill Lynch and a partner in a $50 million small company hedge fund. In addition to serving on our Board of Directors, Mr. Tannenbaum currently serves on the Board of Directors of several Greenlight Capital affiliated entities (Greenlight Capital Offshore, Ltd., Greenlight Capital Offshore Qualified, Ltd., Greenlight Masters Offshore, Ltd., and Greenlight Masters Offshore I, Ltd.) and has previously served on the

Boards of Directors of five other public companies, including Einstein Noah Restaurant Group, Inc., Assisted Living Concepts, Inc., WesTower Communications, Inc., Cortech, Inc. and General Devices, Inc. Mr. Tannenbaum has also served on four audit committees and five compensation committees, of which he has acted as chairperson for one of such audit committees and four of such compensation committees. Mr. Tannenbaum graduated from the Wharton School of the University of Pennsylvania, where he received a B.S. in Economics. Subsequent to his undergraduate degree from the University of Pennsylvania, Mr. Tannenbaum received an M.B.A. in Finance from the Wharton School as part of the Submatriculation Program. He is a holder of the Chartered Financial Analyst designation and he is also a member of the Young Presidents’ Organization.

•	Bernard D. Berman. Mr. Berman has been our chief compliance officer since April 2009, and our executive vice president and secretary since October 2007. Mr. Berman is also a partner of Fifth Street Management and a partner of Fifth Street Capital LLC. Mr. Berman joined Fifth Street Capital LLC in 2004. He is responsible for the structuring of all investments, overseeing legal issues, and firm-wide risk management. Mr. Berman has 13 years of legal experience, including structuring and negotiating a variety of investment transactions. Prior to joining Fifth Street Capital LLC, he was a corporate attorney with the law firm Riemer & Braunstein LLP from 2000 — 2004. Mr. Berman graduated from Boston College Law School (cum laude). He received a B.S. in Finance from Lehigh University (with high honors).

Non-Director Executive Officers

•	William H. Craig. Mr. Craig has been our chief financial officer since October 2007 and was our chief compliance officer from December 2007 through April 2009. Prior to joining Fifth Street, from March 2005 to October 2007, Mr. Craig was an executive vice president and chief financial officer of Vital-Signs, Inc., a medical device manufacturer that was later acquired by General Electric Company’s GE Healthcare unit in October 2008. Prior to that, from January 2004 to March 2005, he worked as an interim chief financial officer and Sarbanes-Oxley consultant. From 1999 to 2004, Mr. Craig served as an executive vice president for finance and administration and chief financial officer for Matheson Trigas, Inc., a manufacturer and marketer of industrial gases and related equipment. Mr. Craig’s prior experience includes stints at GE Capital, Deloitte & Touche LLP, and GMAC, as well as merchant banking. Mr. Craig has an M.B.A. from Texas A&M University and a B.A. from Wake Forest University. Mr. Craig is a Certified Public Accountant.

•	Marc A. Goodman. Mr. Goodman has served as our chief investment officer since April 2009 and is a senior partner of Fifth Street Management and is co-head of the Investment Committee of Fifth Street Management. Mr. Goodman has over 18 years of experience advising on, restructuring, and negotiating investments. Mr. Goodman is responsible for all portfolio management. Prior to joining Fifth Street Capital LLC in 2004, from 2003 to 2004, Mr. Goodman was a partner of Triax Capital Advisors, a consulting firm that provides management and financial advisory services to distressed companies. Mr. Goodman also served as the president of Cross River Consulting, Inc. from June 1998 to January 2005. Previously, he was with the law firm of Kramer, Levin, Naftalis & Frankel LLP and the law firm of Otterbourg, Steindler, Houston & Rosen, P.C. Mr. Goodman graduated from Cardozo Law School, and has a B.A. in Economics from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the year ended September 30, 2009.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to which applies to, among others, our senior officers, including our Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. In addition, our investment adviser has adopted a Code of Ethics applicable to all of its employees. Requests for copies of either document without charge should be sent in writing to Fifth Street Finance Corp., 10 Bank Street, 12th Floor, White Plains, NY 10606. Our Code of Business Conduct and Ethics is also available on our website at http://ir.fifthstreetfinance.com/governance.cfm.

If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at http://ir.fifthstreetfinance.com/governance.cfm as well as file a Form 8-K.

Audit Committee

Our Board of Directors has an Audit Committee that is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. The members of the Audit Committee are Messrs. Berkman, Dunn, and Haney, each of whom is not an interested person of us for purposes of the 1940 Act and is independent for purposes of the New York Stock Exchange corporate governance listing standards. Mr. Haney serves as the chairman of the Audit Committee. Our Board of Directors has determined that Mr. Haney is independent as defined in New York Stock Exchange Rule 303A.00 and an “audit committee financial expert” as defined under SEC rules.

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth compensation of our directors for the year ended September 30, 2009.

	Fees Earned or	All Other
Name	Paid in Cash(1)	Compensation(2)	Total

Interested Directors
Bernard D. Berman	—	—	—
Leonard M. Tannenbaum	—	—	—
Independent Directors
Adam C. Berkman	$50,500	—	$50,500
Brian S. Dunn	$56,500	—	$56,500
Byron J. Haney	$70,500	—	$70,500
Frank C. Meyer	$77,000	—	$77,000
Douglas F. Ray	$53,750	—	$53,750
Bruce E. Toll(3)	$2,000	—	$2,000

(1)	For a discussion of the independent directors’ compensation, see below.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

(3)	Mr. Toll did not stand for re-election at the 2009 annual meeting and his term expired at such meeting.

For the year ended September 30, 2009, the independent directors received an annual retainer fee of $25,000, payable once per year if the director attended at least 75% of the meetings held during the previous year, plus $2,000 for each board meeting in which the director attended in person and $1,000 for each board meeting in which the director participated other than in person, and reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting. The independent directors also received $1,000 for each committee meeting in which they attended in person and $500 for each committee meeting in which they participated other than in person, in connection with each committee meeting of the Board of

Directors that they attended, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting not held concurrently with a board meeting.

In addition, the Chairman of the Audit Committee received an annual retainer of $20,000, while the Chairman of the Valuation Committee and the Chairman of the Nominating and Corporate Governance Committee each received an annual retainer of $30,000 and $5,000, respectively. No compensation was paid to directors who are interested persons of the Company as defined in the 1940 Act, except that we paid Mr. Toll all applicable board fees through the end of his term as director.

Effective as of October 1, 2009, the annual retainer fee received by the independent directors was increased to $30,000, payable once per year if the director attends at least 75% of the meetings held during the previous year, and the annual retainer fee paid to the chairman of the Valuation Committee of our Board of Directors was reduced to $20,000 from $30,000.

Compensation of Executive Officers

None of our executive officers receive direct compensation from us. The compensation of the principals and other investment professionals of our investment adviser is paid by our investment adviser. Compensation paid to Mr. Craig, our chief financial officer, is set by our administrator, FSC, Inc., and is subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. For fiscal year 2009, we reimbursed FSC, Inc. approximately $704,000 for the allocable portion of compensation expenses incurred by FSC, Inc. Pursuant to the administration agreement with FSC, Inc., this reimbursement includes compensation to Mr. Craig for his services as chief financial officer, as well as other staff and support personnel.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Dunn, Meyer and Ray, each of whom is not an interested person of us for purposes of the 1940 Act and is independent for purposes of the NYSE corporate governance listing standards. Mr. Ray serves as the chairman of the Compensation Committee. None of the members of the compensation committee are current or former officers or employees of the Company. None of the members of the compensation committee has any relationship required to be disclosed under this caption under the rules of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by:

•	each person known to us to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our directors and each executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 37,878,987 shares of common stock outstanding as of November 30, 2009, unless otherwise noted.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, and maintains an address c/o Fifth Street Finance Corp., 10 Bank Street, 12th Floor, White Plains, NY 10606.

	Number of
	Shares Owned
Name	Beneficially	Percentage

Stockholders Owning 5% or greater of the Company’s Outstanding Shares
Greenlight Entities(1)	2,259,492	5.97%
Interested Directors:
Leonard M. Tannenbaum(2)	1,326,557	3.50%
Bernard D. Berman(3)	10,468	*
Independent Directors:
Adam C. Berkman	1,000	*
Brian S. Dunn(4)	6,000	*
Byron J. Haney(4)	10,000	*
Frank C. Meyer	90,672	*
Douglas F. Ray	2,500	*
Executive Officers:
William H. Craig(5)	7,505	*
Marc A. Goodman	53,207	*
All officers and directors as a group (nine persons)	1,507,909	3.98%

*	Represents less than 1%.

(1)	Based upon information contained in the Schedule 13G/A filed by (i) Greenlight Capital, L.L.C.; (ii) Greenlight Capital, Inc.; (iii) DME Advisors, L.P.; (iv) DME Advisors GP, L.L.C. and (v) David Einhorn on February 13, 2009 (collectively, the “Greenlight Entities”). Greenlight Capital, L.L.C. (“Greenlight LLC”) may be deemed the beneficial owner of 1,014,322 shares of common stock held for the account of Greenlight Capital, L.P. (“Greenlight Fund”), and Greenlight Capital Qualified, L.P. (“Greenlight Qualified”); Greenlight Capital, Inc. (“Greenlight Inc”) may be deemed the beneficial owner of 1,678,857 shares of common stock held for the accounts of Greenlight Fund, Greenlight Qualified and Greenlight Capital Offshore, Ltd. (“Greenlight Offshore”). DME Advisors, L.P. (“Advisors”) may be deemed the beneficial owner of 580,635 shares of common stock held for the account of the managed account for which Advisors acts as investment manager; DME Advisors GP, L.L.C. (“DME GP”) may be deemed the beneficial owner of 580,635 shares of common stock held for the account of the managed account for which Advisors acts as investment manager; Mr. Einhorn may be deemed the beneficial owner of 2,259,492 shares of common stock. This number consists of: (A) an aggregate of 1,014,322 shares of common stock held for the accounts of Greenlight Fund and Greenlight Qualified, (B) 664,535 shares of common stock held for the account of Greenlight Offshore, and (C) 580,635 shares of common stock held for the managed account for which Advisors acts as investment manager. Greenlight LLC is the general partner of Greenlight Fund and Greenlight Qualified; Greenlight Inc serves as investment adviser to Greenlight Offshore. Greenlight, Inc, Greenlight L.L.C., DME Advisors and DME GP are located at 2 Grand Central Tower, 140 East 45th Street, 24th Floor, New York, New York 10017. Pursuant to Rule 13d-4, each of the Greenlight Entities disclaims all such beneficial ownership except to the extent of their pecuniary interest in any shares of common stock, if applicable.

(2)	The total number of shares reported includes: 1,316,557 shares of which Mr. Tannenbaum is the direct beneficial owner; 79,867 shares Mr. Tannenbaum holds in a margin account; 500,000 shares Mr. Tannenbaum has pledged as security to Wachovia Bank, National Association; and 10,000 shares owned by the Leonard M. & Elizabeth T. Tannenbaum Foundation, a 501(c)(3) corporation for which Mr. Tannenbaum serves as the President. With respect to the 10,000 shares held by the Leonard

M. & Elizabeth T. Tannenbaum Foundation, Mr. Tannenbaum has sole voting and investment power over all 10,000 shares, but has no pecuniary interest in, and expressly disclaims beneficial ownership of, the shares.

(3)	Includes 10,100 shares held in margin accounts.

(4)	Shares are held in a brokerage account and may be used as security on a margin basis.

(5)	Pursuant to Rule 16a-1, Mr. Craig disclaims beneficial ownership of 4,005 shares of common stock owned by his spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and our president and chief executive officer. Pursuant to the investment advisory agreement, payments will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

We have also entered into an administration agreement with FSC, Inc., which is also controlled by Mr. Tannenbaum. Pursuant to the administration agreement with FSC, Inc., FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and his staff, and the staff of our chief compliance officer. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Fifth Street Capital LLC is controlled by Mr. Tannenbaum. Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.

Review, Approval or Ratification of Transactions with Related Parties

In the ordinary course of business, we enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek board review and receive approval or exemptive relief for such transaction. Our Board reviews these procedures on an annual basis.

The Audit Committee of our Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

In addition, our code of business conduct and ethics, which is applicable to all our all employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our code of business conduct and ethics is available on our website.

Director Independence

In accordance with rules of the NYSE, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with us. We monitor the status of its directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the NYSE Listed Company Manual. Section 303A.00 of the NYSE Listed Company Manual provides that business development companies, or BDCs, are required to comply with all of the provisions of Section 303A applicable to domestic issuers other than Sections 303A.02, the section that defines director independence. Section 303A.00 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person”, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.

The Board has determined that each of the directors is independent and has no relationship with the us, except as a director and stockholder of ours, with the exception of Bernard D. Berman and Leonard M. Tannenbaum. Messrs. Berman and Tannenbaum are interested persons due to their positions as officers.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Grant Thornton LLP for fiscal years 2008 and 2009.

	2008(1)	2009

Audit Fees	$351,020	$587,239
Aggregate Non-Audit Fees:
Audit-Related Fees	313,200	188,142
Tax Fees	35,070	55,560
All Other Fees	3,675	—
Total Aggregate Non-Audit Fees	351,945	243,702

Total Fees	$702,965	$830,941

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

The Audit Committee of the Board has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by Grant Thornton LLP, the Company’s independent registered public accounting firm. Pursuant to the policy, the Audit Committee pre-approves the audit and non-

audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates  101

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1		Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
3.2		Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.3		Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.4		Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
10.1		Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.2		Form of Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit (g) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.3		Custodial Agreement (Incorporated by reference to Exhibit (j) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.4	Form of Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit (k)(1) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2
(File No. 333-146743) filed on May 8, 2008).
10.5		Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit (k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10	.6*	Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, Wachovia Bank, National Association, and Wells Fargo Bank, National Association, dated as of November 16, 2009.
10	.7*	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009.
10	.8*	Pledge Agreement by and between Registrant and Wells Fargo Bank, National Association, dated as of November 16, 2009.
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations:
Fifth Street Funding, LLC — Delaware
Fifth Street Mezzanine Partners IV, L.P. — Delaware
FSMP IV GP, LLC — Delaware
FSFC Holdings, Inc. — Delaware
FSF/MP Holdings, Inc. — Delaware
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

Date: December 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman, President and Chief Executive Officer (principal executive officer)	December 9, 2009

/s/ WILLIAM H. CRAIG William H. Craig	Chief Financial Officer (principal financial officer)	December 9, 2009

/s/ BERNARD D. BERMAN Bernard D. Berman	Secretary, Executive Vice President and Chief Compliance Officer	December 9, 2009

/s/ ADAM C. BERKMAN Adam C. Berkman	Director	December 9, 2009

/s/ BRIAN S. DUNN Brian S. Dunn	Director	December 9, 2009

/s/ BYRON J. HANEY Byron J. Haney	Director	December 9, 2009

/s/ FRANK C. MEYER Frank C. Meyer	Director	December 9, 2009

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 9, 2009

EXHIBIT INDEX

Exhibit	Description

10.6	Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, and Wells Fargo Bank, National Association, dated as of November 16, 2009.
10.7	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009.
10.8	Pledge Agreement by and between Registrant and Wells Fargo Bank, National Association, dated as of November 16, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).