Form 10-Q
period 2009-12-31
Fifth Street Finance Corp
filed 2010-02-09
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 01-33901
Fifth Street Finance Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1219283

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor
White Plains, NY	10606

(Address of principal executive office)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
     The registrant had 44,923,407 shares of common stock outstanding as of January 31, 2010.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Balance Sheets
(unaudited)

	December 31, 2009	September 30, 2009
Assets

Investments at fair value:
Control investments (cost 12/31/09: $12,045,029; cost 9/30/09: $12,045,029)	$7,684,329	$5,691,107
Affiliate investments (cost 12/31/09: $62,625,551; cost 9/30/09: $71,212,035)	56,819,541	64,748,560
Non-control/Non-affiliate investments (cost 12/31/09: $388,644,812; cost 9/30/09: $243,975,221)	372,189,670	229,171,470
Total investments at fair value	436,693,540	299,611,137

Cash and cash equivalents	11,782,316	113,205,287
Interest and fees receivable	3,442,616	2,866,991
Due from portfolio company	181,593	154,324
Prepaid expenses and other assets	1,034,028	49,609
Deferred offering costs	64,500	—

Total Assets	$453,198,593	$415,887,348

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$275,496	$723,856
Base management fee payable	1,539,936	1,552,160
Incentive fee payable	2,087,264	1,944,263
Due to FSC, Inc.	728,015	703,900
Interest payable	49,513	—
Payments received in advance from portfolio companies	249,018	190,378
Offering costs payable	12,000	216,720
Loan payable	38,000,000	—
Total Liabilities	42,941,242	5,331,277

Stockholders’ Equity:
Preferred stock, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,800,000 shares authorized, 37,923,407 and 37,878,987 shares issued and outstanding at December 31, 2009 and September 30, 2009	379,234	378,790
Additional paid-in-capital	440,463,407	439,989,597
Net unrealized depreciation on investments	(26,621,853)	(27,621,147)
Net realized loss on investments	(14,204,713)	(14,310,713)
Accumulated undistributed net investment income	10,241,276	12,119,544
Total Stockholders’ Equity	410,257,351	410,556,071

Total Liabilities and Stockholders’ Equity	$453,198,593	$415,887,348
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	ended December 31,	ended December 31,
	2009	2008
Interest income:
Control investments	$224,746	$—
Affiliate investments	2,259,501	2,718,486
Non-control/Non-affiliate investments	7,673,326	6,871,305
Interest on cash and cash equivalents	195,662	79,190
Total interest income	10,353,235	9,668,981

PIK interest income:
Control investments	—	—
Affiliate investments	331,616	353,037
Non-control/Non-affiliate investments	1,630,158	1,463,748
Total PIK interest income	1,961,774	1,816,785

Fee income:
Control investments	—	—
Affiliate investments	253,777	446,913
Non-control/Non-affiliate investments	661,364	616,610
Total fee income	915,141	1,063,523

Dividend and other income:
Control investments	—	—
Affiliate investments	—	—
Non-control/Non-affiliate investments	11,333	—
Other income	—	35,396
Total dividend and other income	11,333	35,396

Total Investment Income	13,241,483	12,584,685

Expenses:
Base management fee	2,267,003	1,370,675
Incentive fee	2,087,264	2,052,595
Professional fees	301,605	385,943
Board of Directors fees	38,000	39,250
Interest expense	91,179	40,158
Administrator expense	251,818	180,430
General and administrative expenses	582,623	305,252
Total expenses	5,619,492	4,374,303
Base management fee waived	(727,067)	—
Net Expenses	4,892,425	4,374,303

Net Investment Income	8,349,058	8,210,382

Unrealized appreciation (depreciation) on investments:
Control investments	1,993,222	—
Affiliate investments	399,934	(5,869,425)
Non-control/Non-affiliate investments	(1,393,862)	(12,613,013)
Total unrealized appreciation (depreciation) on investments	999,294	(18,482,438)

Realized gain on investments:
Control investments	—	—
Affiliate investments	—	—
Non-control/Non-affiliate investments	106,000	—
Total realized gain on investments	106,000	—

Net increase (decrease) in net assets resulting from operations	$9,454,352	$(10,272,056)

Net investment income per common share — basic and diluted	$0.22	$0.36
Unrealized appreciation (depreciation) per common share	0.03	(0.82)
Realized gain per common share	—	—
Earnings per common share — basic and diluted	$0.25	$(0.46)
Weighted average common shares outstanding — basic and diluted	37,880,435	22,562,191

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
Operations:
Net investment income	$8,349,058	$8,210,382
Net unrealized appreciation (depreciation) on investments	999,294	(18,482,438)
Net realized gains on investments	106,000	—

Net increase (decrease) in net assets from operations	9,454,352	(10,272,056)

Stockholder transactions:
Distributions to stockholders from net investment income	(10,227,326)	(15,815,427)

Net decrease in net assets from stockholder transactions	(10,227,326)	(15,815,427)

Capital share transactions:
Issuance of common stock	(12,138)	—
Issuance of common stock under dividend reinvestment plan	486,392	762,557
Repurchases of common stock	—	(462,482)

Net increase in net assets from capital share transactions	474,254	300,075
Total decrease in net assets	(298,720)	(25,787,408)
Net assets at beginning of period	410,556,071	294,335,839
Net assets at end of period	$410,257,351	$268,548,431

Net asset value per common share	$10.82	$11.86

Common shares outstanding at end of period	37,923,407	22,641,615
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,454,352	$(10,272,056)
Change in unrealized (appreciation) depreciation on investments	(999,294)	18,482,438
Realized gains on investments	(106,000)	—
PIK interest income, net of cash received	(1,436,580)	(1,696,351)
Recognition of fee income	(915,141)	(1,063,524)
Fee income received	4,834,926	982,763
Accretion of original issue discount on investments	(220,943)	(195,922)
Other income	—	(35,396)
Change in operating assets and liabilities:
Increase in interest and fees receivable	(575,625)	(230,409)
(Increase) decrease in due from portfolio company	(27,269)	14,679
Increase in prepaid expenses and other assets	(984,419)	(224,877)
Decrease in accounts payable, accrued expenses and other liabilities	(448,360)	(206,812)
Decrease in base management fee payable	(12,224)	(10,537)
Increase in incentive fee payable	143,001	238,582
Increase (decrease) in due to FSC, Inc.	24,115	(271,844)
Increase (decrease) in interest payable	49,513	(38,333)
Increase (decrease) in payments received in advance from portfolio companies	58,640	(43,635)
Purchase of investments	(144,203,972)	(23,650,000)
Proceeds from the sale of investments	106,000	—
Principal payments received on investments (scheduled repayments and revolver paydowns)	1,973,601	1,588,600
Principal payments received on investments (payoffs)	3,885,000	8,100,000
Net cash used by operating activities	(129,400,679)	(8,532,634)
Cash flows from financing activities:
Dividends paid in cash	(9,740,934)	(6,449,056)
Repurchases of common stock	—	(462,482)
Borrowings	38,000,000	—
Offering costs paid	(281,358)	(268,065)
Net cash provided (used) by financing activities	27,977,708	(7,179,603)
Net decrease in cash and cash equivalents	(101,422,971)	(15,712,237)
Cash and cash equivalents, beginning of period	113,205,287	22,906,376
Cash and cash equivalents, end of period	$11,782,316	$7,194,139

Supplemental Information:
Cash paid for interest	$—	$78,491
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$486,392	$762,557
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2009
(unaudited)

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$4,800,003	$4,728,589	$3,127,062
First Lien Term Loan B, 14.5% due 2/28/2013		7,149,491	6,906,440	4,557,267
97.38% membership interest			410,000	—

			12,045,029	7,684,329

Total Control Investments			$12,045,029	$7,684,329

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		10,634,486	10,494,238	10,349,447
First Lien Term B, 16.875%, 3/21/2012		2,541,222	2,503,000	2,621,304
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	32,544

			13,377,651	13,133,708

CPAC, Inc. (9)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		11,529,260	9,506,805	4,533,635
Charge-off of cost basis of impaired loan (12)			(4,000,000)	—
2,297 Shares of Common Stock			2,297,000	—

			7,803,805	4,533,635

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,246,350	9,174,370
First Lien Term Loan B, 17.5% due 6/1/2012		5,132,300	4,909,388	4,967,708
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units (6)			771,575	—

			14,927,313	14,142,078

Martini Park, LLC (9)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,481,179	3,408,351	2,163,318
5% membership interest			650,000	—

			4,058,351	2,163,318

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,213,244	7,773,472	7,930,944
Second Lien Term Loan B, 16.5% due 2/25/2013		14,354,020	13,604,561	13,632,445
1,080,399 shares of Series A Preferred Stock			1,080,398	1,283,413

			22,458,431	22,846,802

Total Affiliate Investments			$62,625,551	$56,819,541

Non-Control/Non-Affiliate Investments (7)

Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		7,000,000	6,795,756	6,215,211
25,641 Shares of Series A Preferred Stock			253,846	—
25,641 Shares of Common Stock			2,564	—

			7,052,166	6,215,211

Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		4,078,392	3,732,828	3,713,772
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	450,391

			4,482,828	4,164,163

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,455,418	19,166,095	17,998,409
24,750 shares of Series B Preferred Stock			247,500	22,267
25,000 shares of Common Stock			2,500	—

			19,416,095	18,020,676

Nicos Polymers & Grinding Inc. (9)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,107,802	3,040,465	2,012,718
First Lien Term Loan B, 13.5% due 7/17/2012		6,029,934	5,713,125	3,672,544
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,921,676	5,685,262
TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,597,034	2,591,616	2,592,839
Second Lien Term Loan B, 14.5% due 8/3/2012		10,908,692	10,563,343	10,475,280
53,994 Senior Preferred Shares			215,975	68,194
191,977 Shares A Shares			191,977	—

			13,562,911	13,136,313

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,625,000	1,616,481	1,631,352
First Lien Term Loan B, 15% due 8/8/2012		5,525,898	5,446,967	5,415,939
1,000 Common Units			42,908	78,516

			7,106,356	7,125,807

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,355,200	9,002,871	8,879,569

			9,002,871	8,879,569

Boot Barn (9)	Footwear and Apparel

Second Lien Term Loan, 14.5% due 10/3/2013		22,777,049	22,456,116	22,411,307
24,706 shares of Series A Preferred Stock			247,060	3,563
1,308 shares of Common Stock			131	—

			22,703,307	22,414,870

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		18,004,329	17,063,645	9,029,545
285 shares of Common Stock			1,140	—

			17,064,785	9,029,545

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,883,125	9,704,723	9,558,931
33,463 shares of Common Stock			344,513	186,927

			10,049,236	9,745,858

Rose Tarlow, Inc. (9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,256,438	10,090,286	8,833,012
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 (10)		1,550,000	1,539,451	1,362,433
0.00% membership interest in RTMH Acquisition Company (14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company (14)			25,000	—

			12,929,737	10,195,445
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,106,452	7,978,514	8,037,316

			7,978,514	8,037,316

Rail Acquisition Corp.	Manufacturing - Mechanical Products

First Lien Term Loan, 17% due 4/1/2013		15,547,535	15,309,653	14,907,004

			15,309,653	14,907,004

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		17,637,889	17,377,502	18,026,589

			17,377,502	18,026,589

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,321,893	7,219,043	7,276,577
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		500,000	485,001	419,783
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	150,831

			7,904,213	7,847,191

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,700,000	7,489,893	7,857,789
First Lien Term Loan B, 13% due 7/17/2013		10,101,861	9,961,861	9,470,380
First Lien Revolver, 12% due 7/17/2013		500,000	486,000	565,603

			17,937,754	17,893,772

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,384,423	13,098,630	12,932,749

			13,098,630	12,932,749

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,125,354	9,848,237	9,997,392
116,237 Common Units (6)			151,108	556,487

			9,999,345	10,553,879

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,400,000	5,313,407	5,397,055
First Lien Term Loan B, 16% due 3/31/2014		17,043,917	16,369,225	16,615,099
First Lien Revolver, 10% due 3/31/2014 (11)		—	(42,500)	(42,500)
453,755 Preferred units of IZI Holdings, LLC			453,755	552,751

			22,093,887	22,522,405
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,086,572	10,905,626	11,108,326
First Lien Revolver, 12% due 9/10/2014 (11)			(37,333)	(37,333)

			10,868,293	11,070,993

Riverlake Equity Partners II, LP	Multi-sector holdings
1.63% limited partnership interest (13)			—	—

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			153,972	153,972

			153,972	153,972

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		10,000,000	9,718,695	9,718,695
First Lien Term Loan B, 14% due 12/17/2014		14,011,667	13,618,912	13,618,912
First Lien Term Revolver, 10% due 12/17/2014		4,250,000	3,969,461	3,969,461

			27,307,068	27,307,068

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		10,000,000	9,715,375	9,715,375
First Lien Term Loan B, 15% due 12/30/2014		22,003,056	21,385,956	21,385,956
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014 (11)			(79,650)	(79,650)

			31,021,681	31,021,681

JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,250,000	30,308,777	30,308,777
First Lien Revolver, LIBOR+9.5% (12.5% floor) due 12/31/2014 (11)		—	(295,000)	(295,000)

			30,013,777	30,013,777

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		28,000,000	27,431,767	27,431,767
First Lien Term Loan B, 14% due 12/31/2014		18,301,017	17,935,455	17,935,455
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014 (11)		—	(78,667)	(78,667)

			45,288,555	45,288,555

Total Non-Control/Non-Affiliate Investments			$388,644,812	$372,189,670

Total Portfolio Investments			$463,315,392	$436,693,540

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents an unfunded commitment to fund limited partnership interest.

(14)	Represents a de minimis membership interest percentage.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)

Lighting by Gregory, LLC	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$4,800,003	$4,728,589	$2,419,627
First Lien Term Loan B, 14.5% due 2/28/2013		7,115,649	6,906,440	3,271,480
97.38% membership interest			410,000	—

			12,045,029	5,691,107

Total Control Investments			$12,045,029	$5,691,107

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		$10,526,514	$10,370,246	$10,186,501
First Lien Term Loan B, 16.875% due 3/21/2012		2,765,422	2,722,952	2,919,071
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	53,831

			13,473,611	13,289,816

CPAC, Inc.(9)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		11,398,948	9,506,805	4,448,661
Charge-off of cost basis of impaired loan(12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—

			7,803,805	4,448,661

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		8,030,061	7,553,247	7,311,604
7,500 shares of Series A Preferred Stock			750,000	492,469

			8,303,247	7,804,073

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,220,111	9,033,826
First Lien Term Loan B, 17.5% due 6/1/2012		5,212,692	4,967,578	5,163,544
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			771,575	—

			14,959,264	14,197,370

Martini Park, LLC(9)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,390,798	3,408,351	2,068,303
5% membership interest			650,000	—

			4,058,351	2,068,303

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,570,595	8,092,364	8,225,400
Second Lien Term Loan B, 16.5% due 2/25/2013		14,242,034	13,440,995	13,508,338
1,080,399 shares of Series A Preferred Stock			1,080,398	1,206,599

			22,613,757	22,940,337

Total Affiliate Investments			$71,212,035	$64,748,560

Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		$7,000,000	$6,779,947	$6,138,582
25,641 Shares of Series A Preferred Stock			253,846	20,326
25,641 Shares of Common Stock			2,564	—

			7,036,357	6,158,908

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,310,587	19,025,031	17,693,780
24,750 shares of Series B Preferred Stock			247,500	158,512
25,000 shares of Common Stock			2,500	—

			19,275,031	17,852,292
Nicos Polymers & Grinding Inc.(9)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,091,972	3,040,465	2,162,593
First Lien Term Loan B, 13.5% due 7/17/2012		5,980,128	5,716,250	3,959,643
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,924,801	6,122,236

TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,583,805	2,576,304	2,565,305
Second Lien Term Loan B, 14.5% due 8/3/2012		10,797,936	10,419,185	10,371,277
53,994 Senior Preferred Shares			215,975	162,621
191,977 Shares A Shares			191,977	—

			13,403,441	13,099,203

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,750,000	1,740,069	1,753,262
First Lien Term Loan B, 15% due 8/8/2012		5,490,743	5,404,192	5,321,281
1,000 Common Units			42,908	70,354

			7,187,169	7,144,897

Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,307,547	8,922,946	8,979,657

			8,922,946	8,979,657

Boot Barn(9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		22,518,091	22,175,818	22,050,462
24,706 shares of Series A Preferred Stock			247,060	32,259
1,308 shares of Common Stock			131	—

			22,423,009	22,082,721

Premier Trailer Leasing, Inc.	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,855,617	17,063,645	9,860,940
285 shares of Common Stock			1,140	—

			17,064,785	9,860,940

Pacific Press Technologies, Inc.	Capital Goods
Second Lien Term Loan, 14.75% due 1/10/2013		9,813,993	9,621,279	9,606,186
33,463 shares of Common Stock			344,513	160,299

			9,965,792	9,766,485

Rose Tarlow, Inc.(9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,191,188	10,016,956	8,827,182
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014(10)		1,550,000	1,538,806	1,509,219
0.00% membership interest in RTMH Acquisition Company(14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company(14)			25,000	—

			12,855,762	10,336,401

Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		8,024,147	7,926,647	7,938,639

			7,926,647	7,938,639

Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,668,956	15,416,411	15,081,138

			15,416,411	15,081,138

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		11,928,600	11,743,630	12,130,945

			11,743,630	12,130,945

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,275,313	7,166,749	7,162,190
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		250,000	234,167	223,136
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	156,256

			7,601,085	7,541,582

HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,800,000	7,574,591	7,731,153
First Lien Term Loan B, 13% due 7/17/2013		10,076,089	9,926,089	9,587,523
First Lien Revolver, 12% due 7/17/2013		500,000	485,000	534,693

			17,985,680	17,853,369
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,316,247	13,014,576	13,074,682

			13,014,576	13,074,682

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,372,069	10,076,277	10,266,770
116,237 Common Units(6)			151,108	515,782

			10,227,385	10,782,552

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,504,943	5,547,944
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,328,120	16,532,244
First Lien Revolver, 10% due 3/31/2014(11)		—	(45,000)	(45,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	530,016

			22,241,818	22,565,204

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,016,042	10,798,229	10,838,952
First Lien Revolver, 12% due 9/10/2014(11)		—	(39,333)	(39,333)

			10,758,896	10,799,619

Riverlake Equity Partners II, LP(13)	Multi-sector holdings
0.14% limited partnership interest
			—	—

Riverside Fund IV, LP(13)	Multi-sector holdings
0.92% limited partnership interest
			—	—

Total Non-Control/Non-Affiliate Investments			$243,975,221	$229,171,470

Total Portfolio Investments			$327,232,285	$299,611,137

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to Consolidated Financial Statements for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A	—	Per waiver agreement
(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents an unfunded commitment to fund limited partnership interest.

(14)	Represents a de minimis membership interest percentage.
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
     Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the “Company”), an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control, the Company’s results of operations and cash flows for the year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. The Company is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. Since January 2, 2008, references to the “Company”, “FSC”, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.
     The Company also has certain wholly-owned subsidiaries which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company, and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated.
     On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock at the offering price of $9.25 per share. On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock at the offering price of $10.50 per share. On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
     On February 3, 2010, the Company’s wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
     The SBIC license allows the Company’s SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2009, the Company’s SBIC subsidiary had funded four pre-licensing investments for a total of $73 million and held $2 million in cash, which is included as regulatory capital. The SBA is expected to issue a capital commitment to the Company’s SBIC subsidiary in the near future, at which point the SBIC subsidiary would be able to access a portion of the capital commitment. However, the Company cannot predict the timing for completion of an examination by the SBA, at which time the SBA reviews the Company’s SBIC subsidiary and determines whether it conforms with SBA rules and regulations. The Company expects to have access to the full amount over time.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, the Company’s SBIC subsidiary may also be limited in its ability to make distributions to the Company if it does not have sufficient capital, in accordance with SBA regulations.
     The Company’s SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC subsidiary will receive SBA-guaranteed debenture funding and is dependent upon the SBIC subsidiary continuing to be in compliance with SBA regulations and policies.
     The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default.
     The Company applied for exemptive relief from the SEC to permit it to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.
     The Company cannot assure you that it will receive the exemptive relief from the SEC or a capital commitment from the SBA necessary to begin issuing SBA-guaranteed debentures.
Note 2. Significant Accounting Policies
  FASB Accounting Standards Codification
     The issuance of FASB Accounting Standards Codification tm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization. For example, it is no longer proper to refer to FASB Statement No. 157, Fair Value Measurement , which is now Codification Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refer to the Codification structure, not pre-Codification historical GAAP.
  Basis of Presentation and Liquidity:
     The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
     The Company has evaluated all subsequent events through February 9, 2010, the date of this filing.
     Although the Company expects to fund the growth of its investment portfolio through the net proceeds of the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to RICs under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, the Company may realize significantly less than their recorded value.
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
     The consolidated financial statements include portfolio investments at fair value of $436.7 million and $299.6 million at December 31, 2009 and September 30, 2009, respectively. The portfolio investments represent 106.4% and 73.0% of stockholders’ equity at December 31, 2009 and September 30, 2009, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company has investments in debt securities which contain a payment-in-kind or “PIK” interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.
     Fee income consists of the monthly collateral management fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination and exit fees.
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
     As of December 31, 2009, the Company was entitled to receive exit fees upon the future exit of certain investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized by the Company on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans. The Company believes the effect of this cumulative adjustment in the quarter ended December 31, 2009 is not material to its financial statements as of any date or for any period.
  Cash and Cash Equivalents:
     Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
  Offering Costs:
     Offering costs consist of fees paid to the underwriters, in addition to legal, accounting, regulatory and printing fees that are related to the Company’s follow-on offerings which closed on July 21, 2009 and September 25, 2009. Accordingly, approximately $12,000 of offering costs (net of the underwriting fees) were charged to capital during the three months ended December 31, 2009.
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
     As a partnership, Fifth Street Mezzanine Partners III, LP filed a calendar year tax return for a short year initial period from February 15, 2007 through December 31, 2007. Upon the merger, Fifth Street Finance Corp., the surviving C-Corporation, made an election to be treated as a RIC under the Code and adopted a September 30 tax year-end. Accordingly, the first RIC tax return has been filed for the tax year beginning January 1, 2008 and ended September 30, 2008.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2009). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar year 2008 and has accrued a de minimis federal excise tax for calendar year 2009. In addition, the Company may incur a federal excise tax in future years.
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
  Recent Accounting Pronouncements
     In January 2010, the FASB issued Improving Disclosures about Fair Value Measurements (ASC 820) which is effective for interim and annual reporting periods beginning after December 15, 2009. The main provisions of the update relate to transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements. The Company is evaluating the impact of the statement on its business.
     In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements which addresses accounting for multiple deliverable arrangements to enable vendors to account for products separately rather than as a combined unit. The amendments are effective prospectively for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.
     In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which provides guidance on estimating the fair value of an alternative investment, amending ASC 820-10. The amendment is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on either the Company’s financial position or results of operations.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2007, the FASB issued ASC Topic 825-10 Financial Instruments (“ASC 825-10”) , which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC 825-10 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, and is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 820. While ASC 825-10 became effective for the Company’s 2009 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
     In December 2007, the FASB issued ASC Topic 810 Noncontrolling Interests in Consolidated Financial (“ASC 810”). ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810 did not have any impact on either the Company’s financial position or results of operations.
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
Note 3. Portfolio Investments
     At December 31, 2009, 106.4% of stockholders’ equity or $436.7 million was invested in 32 long-term portfolio investments and 2.9% of stockholders’ equity or $11.8 million was invested in cash and cash equivalents. In comparison, at September 30, 2009, 73.0% of stockholders’ equity or $299.6 million was invested in 28 long-term portfolio investments and 27.6% of stockholders’ equity or $113.2 million was invested in cash and cash equivalents. As of December 31, 2009, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2009 and September 30, 2009, $351.4 million and $281.0 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 81% and 95%, respectively, of the Company’s total portfolio of debt investments at fair value. During the three months ended December 31, 2009, the Company recorded a $106,000 reduction to a previously recorded realized loss. During the three months ended December 31, 2008, the Company recorded no realized gains or losses on investments. During the three months ended December 31, 2009 and 2008, the Company recorded unrealized appreciation (depreciation) of $1.0 million and ($18.5 million), respectively.
     The composition of the Company’s investments as of December 31, 2009 and September 30, 2009 at cost and fair value was as follows:

	December 31, 2009		September 30, 2009
	Cost	FV	Cost	FV
Investments in debt securities	$452,998,802	$433,023,271	$317,069,667	$295,921,400
Investments in equity securities	10,316,590	3,670,269	10,162,618	3,689,737

Total	$463,315,392	$436,693,540	$327,232,285	$299,611,137

     The following table presents the financial instruments carried at fair value as of December 31, 2009, by caption on the Company’s Consolidated Balance Sheet for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Control investments	$—	$—	$7,684,329	$7,684,329
Affiliate investments	—	—	56,819,541	56,819,541
NC/NA investments	—	—	372,189,670	372,189,670

Total investments at fair value	$—	$—	$436,693,540	$436,693,540

The following table provides a roll-forward in the changes in fair value from September 30, 2009 to December 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the table below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

	Control	Affiliate	Non-control/Non-Affiliate
	investments	investments	investments	Total
Fair value as of September 30, 2009	$5,691,107	$64,748,560	$229,171,470	$299,611,137
Total realized gains (losses)	—	—	—	—
Change in unrealized appreciation (depreciation)	1,993,222	399,934	(1,393,862)	999,294
Purchases, issuances, settlements and other, net	—	(8,328,953)	144,412,062	136,083,109
Transfers in (out) of Level 3	—	—	—	—

Fair value as of December 31, 2009	$7,684,329	$56,819,541	$372,189,670	$436,693,540

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Beginning on October 1, 2008, the Company also introduced a bond yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended December 31, 2009 and 2008, the Company recorded net unrealized appreciation (depreciation) of $1.0 million and ($18.5 million), respectively, on its investments. For the three months ended December 31, 2009, the Company’s net unrealized appreciation consisted of $1.0 million resulting from the adoption of ASC 820 and $0.2 million of fair value adjustments resulting from the recognition of exit fees, offset by unrealized depreciation of ($0.2 million) resulting from declines in EBITDA or market multiples of its portfolio companies requiring closer monitoring or performing below expectations.
     The table below summarizes the changes in the Company’s investment portfolio from September 30, 2009 to December 31, 2009.

	Debt	Equity	Total

Fair value at September 30, 2009	$295,921,400	$3,689,737	$299,611,137
New investments	144,050,000	153,972	144,203,972
Redemptions/repayments	(5,858,601)	—	(5,858,601)
Net accrual of PIK interest income	1,436,580	—	1,436,580
Accretion of original issue discount	220,943	—	220,943
Recognition of unearned income	(3,946,778)	—	(3,946,778)
Recognition of exit fee income	26,993	—	26,993
Net unrealized appreciation (depreciation)	1,172,734	(173,440)	999,294
Net changes from unrealized to realized	—	—	—

Fair value at December 31, 2009	$433,023,271	$3,670,269	$436,693,540

     The Company’s off-balance sheet arrangements consisted of $32.1 million and $9.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2009 and September 30, 2009, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s Consolidated Balance Sheets.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2009 and September 30, 2009 is shown in the table below:

	December 31, 2009	September 30, 2009

Storyteller Theaters Corporation	$1,500,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	2,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	1,000,000	1,000,000
Riverside Fund IV, LP (limited partnership interest)	846,028	1,000,000
ADAPCO, Inc.	5,750,000	—
AmBath/ReBath Holdings, Inc.	3,000,000	—
JTC Education, Inc.	10,000,000	—
Tegra Medical, LLC	4,000,000	—

Total	$32,096,028	$9,750,000

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2009		September 30, 2009

Cost:
First lien debt	$290,315,153	62.66%	$153,207,248	46.82%
Second lien debt	162,683,649	35.11%	163,862,419	50.08%
Purchased equity	4,170,368	0.90%	4,170,368	1.27%
Equity grants	5,992,250	1.29%	5,992,250	1.83%
Limited partnership interests	153,972	0.04%	—	0.00%

Total	$463,315,392	100.00%	$327,232,285	100.00%

	December 31, 2009		September 30, 2009

Fair value:
First lien debt	$280,768,502	64.29%	$142,016,942	47.40%
Second lien debt	152,254,769	34.87%	153,904,458	51.37%
Purchased equity	344,851	0.08%	517,181	0.17%
Equity grants	3,171,446	0.73%	3,172,556	1.06%
Limited partnership interests	153,972	0.03%	—	0.00%

Total	$436,693,540	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	December 31, 2009		September 30, 2009

Cost:
Northeast	$144,819,526	31.26%	$103,509,164	31.63%
West	99,041,212	21.38%	98,694,596	30.16%
Southeast	66,746,884	14.41%	39,463,350	12.06%
Midwest	53,161,643	11.47%	22,980,368	7.02%
Southwest	99,546,127	21.48%	62,584,807	19.13%

Total	$463,315,392	100.00%	$327,232,285	100.00%

	December 31, 2009		September 30, 2009

Fair value:
Northeast	$131,357,296	30.08%	$87,895,220	29.34%
West	93,670,102	21.45%	93,601,893	31.24%
Southeast	67,070,755	15.36%	39,858,633	13.30%
Midwest	52,692,384	12.07%	22,841,167	7.62%
Southwest	91,903,003	21.04%	55,414,224	18.50%

Total	$436,693,540	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2009 and September 30, 2009 were as follows:

	December 31, 2009		September 30, 2009

Cost:
Healthcare services	$50,395,530	10.88%	$50,826,822	15.53%
Healthcare equipment	45,288,555	9.77%	—	0.00%
Healthcare technology	37,021,200	7.99%	37,201,082	11.37%
Home improvement retail	31,021,681	6.70%	—	0.00%
Education services	30,013,777	6.48%	—	0.00%
Fertilizers & agricultural chemicals	27,307,068	5.89%	—	0.00%
Footwear and apparel	22,703,307	4.90%	22,423,009	6.85%
Construction and engineering	19,416,095	4.19%	19,275,031	5.89%
Emulsions manufacturing	17,377,502	3.75%	11,743,630	3.59%
Trailer leasing services	17,064,785	3.68%	17,064,785	5.21%
Restaurants	16,519,693	3.57%	20,288,245	6.20%
Manufacturing — mechanical products	15,309,653	3.30%	15,416,411	4.71%
Media — Advertising	13,562,911	2.93%	13,403,441	4.10%
Data processing and outsourced services	13,377,651	2.89%	13,473,611	4.12%
Merchandise display	13,098,630	2.83%	13,014,576	3.98%
Home furnishing retail	12,929,737	2.79%	12,855,762	3.93%
Housewares & specialties	12,045,029	2.60%	12,045,029	3.68%
Air freight and logistics	10,868,293	2.35%	10,758,896	3.29%
Capital goods	10,049,236	2.17%	9,965,792	3.05%
Food distributors	9,002,871	1.94%	8,922,946	2.73%
Environmental & facilities services	8,921,676	1.93%	8,924,801	2.73%
Entertainment — theaters	7,904,213	1.71%	7,601,085	2.32%
Household products/ specialty chemicals	7,803,805	1.68%	7,803,805	2.38%
Leisure facilities	7,106,356	1.53%	7,187,169	2.20%
Building products	7,052,166	1.52%	7,036,357	2.14%
Multi-sector holdings	153,972	0.03%	—	0.00%

Total	$463,315,392	100.00%	$327,232,285	100.00%

	December 31, 2009		September 30, 2009

Fair value:
Healthcare services	$51,294,453	11.75%	$51,576,258	17.21%
Healthcare equipment	45,288,555	10.37%	—	0.00%
Healthcare technology	36,664,483	8.40%	36,762,574	12.27%
Home improvement retail	31,021,681	7.10%	—	0.00%
Education services	30,013,777	6.87%	—	0.00%
Fertilizers & agricultural chemicals	27,307,068	6.25%	—	0.00%
Footwear and apparel	22,414,870	5.13%	22,082,721	7.37%
Emulsions manufacturing	18,026,589	4.13%	12,130,945	4.05%
Construction and engineering	18,020,676	4.13%	17,852,292	5.96%
Manufacturing — mechanical products	14,907,004	3.41%	15,081,138	5.03%
Restaurants	14,364,797	3.29%	17,811,015	5.94%
Media — Advertising	13,136,313	3.01%	13,099,203	4.37%
Data processing and outsourced services	13,133,708	3.01%	13,289,816	4.44%
Merchandise display	12,932,749	2.96%	13,074,682	4.36%
Air freight and logistics	11,070,993	2.54%	10,799,619	3.60%
Home furnishing retail	10,195,445	2.33%	10,336,401	3.45%
Capital goods	9,745,858	2.23%	9,766,485	3.26%
Trailer leasing services	9,029,545	2.07%	9,860,940	3.29%
Food distributors	8,879,569	2.03%	8,979,657	3.00%
Entertainment — theaters	7,847,191	1.80%	7,541,582	2.52%
Housewares & specialties	7,684,329	1.76%	5,691,107	1.90%
Leisure facilities	7,125,807	1.63%	7,144,897	2.38%
Building products	6,215,211	1.42%	6,158,908	2.06%
Environmental & facilities services	5,685,262	1.30%	6,122,236	2.04%
Household products/ specialty chemicals	4,533,635	1.04%	4,448,661	1.50%
Multi-sector holdings	153,972	0.04%	—	0.00%

Total	$436,693,540	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2009 and September 30, 2009, the Company had one investment that was greater than 10% of the total investment portfolio at fair value. This investment comprised 10.4% of the total portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2009 and September 30, 2009, no individual investment produced income that exceeded 10% of investment income.
Note 4. Fee Income
     The Company receives a variety of fees in the ordinary course of business, including origination fees. The Company accounts for fee income in accordance with ASC Topic 605-25 Multiple-Element Arrangements (“ASC 605-25”), which addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). ASC 605-25 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with ASC 310-20 Nonrefundable Fees and Other Costs.
The Company capitalizes upfront debt origination fees received in connection with financings and the unearned income from such fees is accreted into fee income over the life of the financing. In accordance with ASC 820, the net balance is reflected as unearned income in the cost and fair value of the respective investments.
     Accumulated unearned fee income activity for the three months ended December 31, 2009 and 2008 was as follows:

	Three months	Three months
	ended December 31, 2009	ended December 31, 2008

Beginning unearned fee income balance	$5,589,630	$5,236,265
Net fees received	4,861,907	982,763
Unearned fee income recognized	(915,129)	(1,063,524)

Ending unearned fee income balance	$9,536,408	$5,155,504

     As of December 31, 2009, the Company was entitled to receive approximately $7.8 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans. The Company believes the effect of this cumulative adjustment in the quarter ended December 31, 2009 is not material to its financial statements as of any date or for any period. For the three months ended December 31, 2009, fee income included approximately $27,000 of income from accrued exit fees.
     The Company’s decision to accrue exit fees and the amount of each accrual involves subjective judgments and determinations based on the risks and uncertainties associated with the Company’s ability to ultimately collect exit fees relating to each individual loan, including the actions of the senior note holders to block the payment of the exit fees, the Company’s relationship with the equity sponsor, the potential modification and extension of a loan, and consideration of situations where exit fees have been added after the initial investment as a remedy for a covenant violation.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     No dilutive instruments were outstanding and reflected in the Company’s Consolidated Balance Sheet at December 31, 2009 or September 30, 2009. The following table sets forth the weighted average shares outstanding for computing basic and diluted earnings per common share for the three months ended December 31, 2009 and December 31, 2008.

	Three months	Three months
	ended December 31, 2009	ended December 31, 2008

Weighted average common shares outstanding, basic and diluted	37,880,435	22,562,191

     On December 13, 2007, the Company adopted a dividend reinvestment plan that provides for reinvestment of its distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then its stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distributions. On May 1, 2008, the Company declared a dividend of $0.30 per share to stockholders of record on May 19, 2008. On June 3, 2008, the Company paid a cash dividend of approximately $1.9 million and issued 133,317 common shares totaling approximately $1.9 million under the dividend reinvestment plan. On August 6, 2008, the Company declared a dividend of $0.31 per share to stockholders of record on September 10, 2008. On September 26, 2008, the Company paid a cash dividend of $5.1 million, and purchased and distributed a total of 196,786 shares ($1.9 million) of its common stock under the dividend

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reinvestment plan. On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008, and a $0.33 per share dividend to stockholders of record on December 30, 2008. On December 18, 2008, the Company declared a special dividend of $0.05 per share to stockholders of record on December 30, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan. On January 29, 2009, the Company paid a cash dividend of approximately $7.6 million and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan. On April 14, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of May 26, 2009. On June 25, 2009, the Company paid a cash dividend of approximately $5.6 million and issued 11,776 common shares totaling approximately $0.1 million under the dividend reinvestment plan. On August 3, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of September 8, 2009. On September 25, 2009, the Company paid a cash dividend of approximately $7.5 million and issued 56,890 common shares totaling approximately $0.6 million under the dividend reinvestment plan. On November 21, 2009, the Company declared a dividend of $0.27 per share to stockholders of record as of December 10, 2009. On December 29, 2009, the Company paid a cash dividend of approximately $9.7 million and issued 44,420 common shares totaling approximately $0.5 million under the dividend reinvestment plan.
     In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program were made through the open market at times and in such amounts as Company management deemed appropriate. The stock repurchase program expired in December 2009. In October 2008, the Company repurchased 78,000 shares of common stock on the open market as part of its share repurchase program.
Note 6. Line of Credit
     On November 16, 2009, Fifth Street Funding, LLC, a wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Facility”) with Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent (“Wells Fargo”), each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Facility bears interest at LIBOR plus 4.00% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. The Company intends to use the net proceeds of the Facility to fund a portion of its loan origination activities and for general corporate purposes.
     During the three months ended December 31, 2009, the Company borrowed $38.0 million under the Facility. This amount remained outstanding at December 31, 2009.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Prior to the merger of the Partnership with and into the Company, the Partnership entered into a $50 million unsecured revolving line of credit with Wachovia Bank, N.A. (“Loan Agreement”) which had a final maturity date of April 1, 2008. Borrowings under the Loan Agreement were at a variable interest rate of LIBOR plus 0.75% per annum. In connection with the Loan Agreement, the General Partner, a former member of the Board of Directors of Fifth Street Finance Corp. and an officer of Fifth Street Finance Corp. (collectively “guarantors”), entered into a guaranty agreement (the “Guaranty”) with the Partnership. Under the terms of the Guaranty, the guarantors agreed to guarantee the Partnership’s obligations under the Loan Agreement. In consideration for the guaranty, the Partnership was obligated to pay a former member of the Board of Directors of Fifth Street Finance Corp. a fee of $41,667 per month so long as the Loan Agreement was in effect. For the period from October 1, 2007 to November 27, 2007, the Partnership paid $83,333 under this Guaranty. In October 2007, the Partnership drew $28.25 million under the Loan Agreement. These loans were paid back in full with interest in November 2007. As of November 27, 2007, the Partnership terminated the Loan Agreement and the Guaranty.
     Interest expense for the three months ended December 31, 2009 and 2008 was $91,179 and $40,158, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated PIK interest activity for the three months ended December 31, 2009 and December 31, 2008 was as follows:

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008

PIK balance at beginning of period	$12,059,478	$5,367,032
Gross PIK interest accrued	2,430,657	2,021,186
PIK income reserves	(468,883)	(204,401)
PIK interest received in cash	(525,194)	(120,434)
Loan exits and other PIK adjustments	(530,061)	—

PIK balance at end of period	$12,965,997	$7,063,383

     Two investments did not pay all of their scheduled monthly cash interest payments for the period ended December 31, 2009. As of December 31, 2009, the Company had stopped accruing PIK interest and original issue discount (“OID”) on five investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. As of December 31, 2008, the Company had stopped accruing PIK interest and OID on three investments, including one investment that had not paid all of its scheduled monthly cash interest payments.
     Income non-accrual amounts for the three months ended December 31, 2009 and December 31, 2008 were as follows:

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008

Cash interest income	$1,134,564	$270,507
PIK interest income	468,883	204,401
OID income	103,911	97,350

Total	$1,707,358	$572,258

Note 8. Taxable/Distributable Income and Dividend Distributions
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
     At December 31, 2009, the Company had a net loss carryforward of $1.5 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2009.

Net increase in net assets resulting from operations	$9,454,000
Net change in unrealized appreciation from investments	(999,000)
Book/tax difference due to deferred loan origination fees, net	3,974,000
Book/tax difference due to organizational and deferred offering costs	(22,000)
Book/tax difference due to interest income on certain loans	787,000
Book/tax difference due to reduction of capital loss carryforward	(106,000)
Other book-tax differences	78,000

Taxable/Distributable Income (1)	$13,166,000

(1)	The Company’s taxable income for 2010 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2010. Therefore, the final taxable income may be different than the estimate.
     The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $1.7 million. However, this amount has been fully offset by a valuation allowance of $1.7 million, since it is more likely than not that these deferred tax assets will not be realized.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     To date, the Company’s Board of Directors declared, and the Company paid, the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
     For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2009. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
     As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. As a result, the Company has accrued a de minimis federal excise tax for calendar year 2009.
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
     During the three months ended December 31, 2009, the Company received a cash payment in the amount of $0.1 million, representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on this investment. During the three months ended December 31, 2008, the Company recorded no realized gains or losses on investments.
Note 10. Concentration of Credit Risks
     The Company places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit.
Note 11. Related Party Transactions
     The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services under the investment advisory agreement consisting of the following two components: a base management fee and an incentive fee.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 6, 2010, the Company announced that the Investment Adviser has voluntarily agreed to take the following actions:
•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee being waived is approximately $727,000; and

•	To permanently waive that portion of its base management fee attributable to the Company’s assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.
For purposes of the waiver, cash and cash equivalents is as defined in the notes to the Company’s Consolidated Financial Statements.
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
     For the three months ended December 31, 2009 and December 31, 2008, net base management fees were approximately $1.5 million and $1.4 million, respectively. At December 31, 2009, approximately $1.5 million was included in base management fee payable on the Company’s Consolidated Balance Sheet.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     For the three months ended December 31, 2009 and December 31, 2008, incentive fees were approximately $2.1 million and $2.1 million, respectively. At December 31, 2009, approximately $2.1 million was included in incentive fee payable on the Company’s Consolidated Balance Sheet.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended December 31, 2009, the Company incurred administrative expenses of approximately $0.4 million. At December 31, 2009, approximately $728,000 was included in due to FSC, Inc. on the Company’s Consolidated Balance Sheet.
Note 12. Financial Highlights

	Three	Three
	months ended	months ended
Per share data (2):	December 31, 2009 (1)	December 31, 2008 (1)
Net asset value at beginning of period	$10.84	$13.02
Dividends declared	(0.27)	(0.66)
Issuance of common stock	—	(0.02)
Repurchases of common stock	—	(0.02)
Net investment income	0.22	0.36
Unrealized appreciation (depreciation) on investments	0.03	(0.82)
Realized gain (loss) on investments	—	—
Net asset value at end of period	$10.82	$11.86

Stockholders’ equity at beginning of period	$410,556,071	$294,335,839
Stockholders’ equity at end of period	$410,257,351	$268,548,431
Average stockholders’ equity (3)	$409,840,589	$285,101,506
Ratio of total expenses, excluding interest and line of credit guarantee expenses, to average stockholders’ equity (4)	1.17%	1.52%
Ratio of total expenses to average stockholders’ equity (4)	1.19%	1.53%
Ratio of net increase in net assets resulting from operations to ending stockholders’ equity (4)	2.30%	-3.83%
Ratio of unrealized appreciation (depreciation) on investments to ending stockholders’ equity (4)	0.24%	-6.88%
Total return to stockholders based on average stockholders’ equity	2.31%	-3.60%
Weighted average outstanding debt (5)	$500,000	$—

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(3)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(4)	Interim periods are not annualized.

(5)	Calculated based upon the daily weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 14. Subsequent Events
     On January 6, 2010, the Company announced that the Investment Adviser has voluntarily agreed to take the following actions:
•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee being waived is approximately $727,000; and

•	To permanently waive that portion of its base management fee attributable to the Company’s assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.
For purposes of the waiver, cash and cash equivalents is as defined in the notes to the Company’s Consolidated Financial Statements.
     On January 6, 2010, the Company filed a preliminary proxy statement with the Securities and Exchange Commission, or SEC, for its 2010 Annual Meeting of Stockholders. Among other things, the Company plans to seek stockholder approval to increase the number of authorized shares of its common stock and to remove its authority to issue shares of Series A Preferred Stock. The Company also announced that it does not intend to seek additional approval of its stockholders at its 2010 Annual Meeting of Stockholders to sell or otherwise issue shares of its common stock at a price below the then-current net asset value per share.
     On January 6, 2010, AmBath/ReBath Holdings, Inc. drew $0.8 million on its previously undrawn credit line. Prior to the draw, the Company’s unfunded commitment was $3.0 million.
     On January 12, 2010, the Company’s Board of Directors declared a distribution of $0.30 per share, payable on March 30, 2010 to stockholders of record on March 3, 2010. In connection with the distribution declaration, the Company also announced that as it originates more deals, the Company expects its quarterly distribution to continue to increase during the fiscal year. The timing and amount of any distribution is at the discretion of the Board of Directors.
     On January 14, 2010, the Company provided a $2.5 million revolving credit line to Vanguard Vinyl, Inc. (formerly known as Best Vinyl Acquisition Corporation), of which $1.25 million was drawn at closing. This investment, along with the proceeds from the sale of a non-core asset and an additional investment by the equity sponsor, were utilized to pay off the company’s existing senior debt. In connection with this transaction, the Company received a first lien security interest on all of the assets of the company. On January 21, 2010, Vanguard Vinyl, Inc. drew an additional $0.25 million on this credit line.
      On January 15, 2010, the Company repaid $0.2 million of the outstanding balance on its secured revolving credit facility with Wachovia. On January 28, 2010, the Company repaid $25.0 million of the outstanding balance on the facility. On January 29, 2010, the Company repaid in full the outstanding balance of $12.8 million on the facility.
     On January 21, 2010, the Company announced that it had received a non-binding term sheet from a lender in connection with a potential additional credit line of up to $100 million. The term sheet is subject to completion of due diligence and execution of definitive documents. The Company cannot assure you that it will enter into any additional new financings.
      On January 27, 2010, the Company completed a public offering of 7,000,000 shares of its common stock at a price of $11.20 per share. The net proceeds totaled approximately $74.9 million after deducting investment banking commissions of approximately $3.5 million.
     On January 29, 2010, the Company closed a $21.8 million senior secured debt facility to support the acquisition of a specialty food company. The investment is backed by a private equity sponsor and $20.3 million was funded at closing. The terms of this investment include a $1.5 million revolver at an interest rate of 10% per annum, a $7.6 million Term Loan A at an interest rate of 10% per annum, and a $12.7 million Term Loan B at an interest rate of 12% per annum in cash and 3% PIK. This is a first lien facility with a scheduled maturity of five years.
     On February 1, 2010, TBA Global, LLC repaid $2.5 million of principal outstanding under its Term Loan A.
     On February 3, 2010, the Company’s wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in connection with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
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
     In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2009 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:
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
     On January 27, 2010, we completed a follow-on public offering of 7,000,000 shares of our common stock, which did not include the underwriters’ exercise of their over-allotment option, at the offering price of $11.20 per share.
Current Market Conditions
     Since mid-2007, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global debt and equity markets have suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage-related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. While the severe stress in the financial markets appears to have abated to a certain extent, these past events have significantly diminished overall confidence in the debt and equity markets and continue to cause economic uncertainty. In particular, the disruptions in the financial markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the financial markets. This widening of spreads made it more difficult for lower middle market companies to access capital as traditional senior lenders became more selective, equity sponsors delayed transactions for better earnings visibility, and sellers hesitated to accept lower purchase multiples. While the market for corporate debt has improved of late, credit spreads have tightened and borrowing rates have trended lower, reduced confidence and economic uncertainty could further exacerbate overall market disruptions and risks to businesses in need of capital.
     Despite the economic uncertainty, our deal pipeline remains robust, with high quality transactions backed by private equity sponsors in the lower middle market. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

As evidenced by our recent investment activities, we expect to grow the business in part by increasing the average investment size when and where appropriate. At the same time, we expect to focus more on first lien transactions. We also expect to invest in more floating rate facilities, with rate floors, to protect against interest rate decreases.
     Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Furthermore, because our common stock has at times traded at a price below our current net asset value per share over the last several months and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
Critical Accounting Policies
   FASB Accounting Standards Codification
     The issuance of FASB Accounting Standards Codification, tm or the Codification, on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles, or GAAP, are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to U.S. GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification were superseded by the Codification. Instead, references to standards will consist solely of the number used in the Codification’s structural organization. For example, it is no longer proper to refer to FASB Statement No. 157, Fair Value Measurement , which is now ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).
     Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refer to the Codification structure, not pre-Codification historical GAAP.
   Basis of Presentation
     Effective January 2, 2008, Fifth Street Mezzanine Partners III, L.P., or the Partnership, a Delaware limited partnership organized on February 15, 2007, merged with and into Fifth Street Finance Corp. The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control, our results of operations and cash flows for the fiscal year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. Prior to January 2, 2008, references to Fifth Street are to the Partnership. After January 2, 2008, references to Fifth Street, FSC, “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires. Fifth Street’s financial results for the fiscal year ended September 30, 2007 refer to the Partnership.
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
     Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
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
     The fair value of all of our investments at December 31, 2009 and September 30, 2009 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

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
     An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process), 92.1% of our portfolio for the quarter ended June 30, 2009, 28.1% of our portfolio for the quarter ended September 30, 2009, and 17.2% of our portfolio for the quarter ended December 31, 2009 (or 24.8% of our portfolio excluding the four investments that closed in late December and therefore were not part of the independent valuation process).
     Our $50 million credit facility with Bank of Montreal was terminated effective September 16, 2009. The facility required independent valuations for at least 90% of the portfolio on a quarterly basis. With the termination of this facility, this valuation test is no longer required. However, we still intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued on an annual basis.
     As of December 31, 2009 and September 30, 2009, approximately 96.4% and 72.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
   Revenue Recognition
   Interest and Distribution Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as distribution income when the distribution is received.
   Fee Income
     We receive a variety of fees in the ordinary course of our business, including origination fees. We account for our fee income in accordance with ASC Topic 605-25 Multiple-Element Arrangements (“ASC 605-25”), which addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). ASC 605-25 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The timing of revenue recognition for a given unit of accounting depends on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained is recognized using the interest method in accordance with ASC 310-20 Nonrefundable Fees and Other Costs.
     As of December 31, 2009, we were entitled to receive approximately $7.8 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to us, previously were to be recognized by us on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, we recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable. Additionally, we include the cash flows of contractual exit fees that we determine are probable of collection in determining the fair value of our loans. We believe the effect of this cumulative adjustment in the quarter ended December 31, 2009 is not material to our financial statements as of any date or for any period.
     Our decision to accrue exit fees and the amount of each accrual involves subjective judgments and determinations by us based on the risks and uncertainties associated with our ability to ultimately collect exit fees relating to each individual loan, including the actions of the senior note holders to block the payment of the exit fees, our relationship with the equity sponsor, the potential modification and extension of a loan, and consideration of situations where exit fees have been added after the initial investment as a remedy for a covenant violation.
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
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was approximately $13.0 million and represented 3% of the fair value of our portfolio of investments as of December 31, 2009 and approximately $12.1 million or 4% as of September 30, 2009. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31,	September 30,
	2009	2009

Cost:
First lien debt	62.66%	46.82%
Second lien debt	35.11%	50.08%
Purchased equity	0.90%	1.27%
Equity grants	1.29%	1.83%
Limited partnership interests	0.04%	0.00%

Total	100.00%	100.00%

	December 31,	September 30,
	2009	2009

Fair value:
First lien debt	64.29%	47.40%
Second lien debt	34.87%	51.37%
Purchased equity	0.08%	0.17%
Equity grants	0.73%	1.06%
Limited partnership interests	0.03%	0.00%

Total	100.00%	100.00%

     The industry composition of our portfolio at cost and fair value were as follows:

	December 31,	September 30,
	2009	2009

Cost:
Healthcare services	10.88%	15.53%
Healthcare equipment	9.77%	0.00%
Healthcare technology	7.99%	11.37%
Home improvement retail	6.70%	0.00%
Education services	6.48%	0.00%
Fertilizers & agricultural chemicals	5.89%	0.00%
Footwear and apparel	4.90%	6.85%
Construction and engineering	4.19%	5.89%
Emulsions manufacturing	3.75%	3.59%
Trailer leasing services	3.68%	5.21%
Restaurants	3.57%	6.20%
Manufacturing — mechanical products	3.30%	4.71%
Media — Advertising	2.93%	4.10%
Data processing and outsourced services	2.89%	4.12%
Merchandise display	2.83%	3.98%
Home furnishing retail	2.79%	3.93%
Housewares & specialties	2.60%	3.68%
Air freight and logistics	2.35%	3.29%
Capital goods	2.17%	3.05%
Food distributors	1.94%	2.73%
Environmental & facilities services	1.93%	2.73%
Entertainment — theaters	1.71%	2.32%
Household products/ specialty chemicals	1.68%	2.38%
Leisure facilities	1.53%	2.20%
Building products	1.52%	2.14%
Multi-sector holdings	0.03%	0.00%

Total	100.00%	100.00%

	December 31,	September 30,
	2009	2009

Fair value:
Healthcare services	11.75%	17.21%
Healthcare equipment	10.37%	0.00%
Healthcare technology	8.40%	12.27%
Home improvement retail	7.10%	0.00%
Education services	6.87%	0.00%
Fertilizers & agricultural chemicals	6.25%	0.00%
Footwear and apparel	5.13%	7.37%
Emulsions manufacturing	4.13%	4.05%
Construction and engineering	4.13%	5.96%
Manufacturing — mechanical products	3.41%	5.03%
Restaurants	3.29%	5.94%
Media — Advertising	3.01%	4.37%
Data processing and outsourced services	3.01%	4.44%
Merchandise display	2.96%	4.36%
Air freight and logistics	2.54%	3.60%
Home furnishing retail	2.33%	3.45%
Capital goods	2.23%	3.26%
Trailer leasing services	2.07%	3.29%
Food distributors	2.03%	3.00%
Entertainment — theaters	1.80%	2.52%
Housewares & specialties	1.76%	1.90%
Leisure facilities	1.63%	2.38%
Building products	1.42%	2.06%
Environmental & facilities services	1.30%	2.04%
Household products/ specialty chemicals	1.04%	1.50%
Multi-sector holdings	0.04%	0.00%

Total	100.00%	100.00%

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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
		% of	Leverage		% of	Leverage
Investment Rating	Fair Value	Portfolio	ratio	Fair Value	Portfolio	ratio
1	$28,580,468	6.54%	1.88	$22,913,497	7.65%	1.70
2	379,016,983	86.79%	4.24	248,506,393	82.94%	4.34
3	5,685,262	1.30%	12.87	6,122,236	2.04%	10.04
4	15,726,498	3.60%	7.73	16,377,904	5.47%	8.31
5	7,684,329	1.77%	NM (1)	5,691,107	1.90%	NM (1)

Total	$436,693,540	100.00%	4.05	$299,611,137	100.00%	4.42

(1)	Due to operating performance this ratio is not measurable.
          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in nine of our portfolio companies as of December 31, 2009. Such modified terms include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
          As of December 31, 2009, we had stopped accruing PIK interest and original issue discount (“OID”) on five investments, including two investments that had not paid their scheduled monthly cash interest payments. As of December 31, 2008, we had stopped accruing PIK interest and OID on three investments, including one investment that had not paid its scheduled monthly cash interest payments.
          Income non-accrual amounts for the three months ended December 31, 2009 and December 31, 2008 were as follows:

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008

Cash interest income	$1,134,564	$270,507
PIK interest income	468,883	204,401
OID income	103,911	97,350

Total	$1,707,358	$572,258

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
   Comparison of the three months ended December 31, 2009 and December 31, 2008
   Total Investment Income
          Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, annual administrative fees, unused fees, prepayment fees, amendment fees, equity structuring fees, exit fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments and interest on cash and cash equivalents on deposit with financial institutions.
          Total investment income for the three months ended December 31, 2009 and December 31, 2008 was approximately $13.2 million and $12.6 million, respectively. For the three months ended December 31, 2009, this amount primarily consisted of approximately $12.1 million of interest income from portfolio investments (which included approximately $2.0 million of PIK interest), and $0.9 million of fee income. For the three months ended December 31, 2009, fee income included approximately $27,000 of income from accrued exit fees. For the three months ended December 31, 2008, total investment income primarily consisted of approximately $11.4 million of interest income from portfolio investments (which included approximately $1.8 million of PIK interest), and $1.1 million of fee income. No exit fee income was recognized during the three months ended December 31, 2008.
          The increase in our total investment income for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of seven investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same period.
   Expenses
          Expenses (net of the waived portion of the base management fee) for the three months ended December 31, 2009 and December 31, 2008 were approximately $4.9 million and $4.4 million, respectively. Expenses increased for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 by approximately $0.5 million, primarily as a result of increases in the base management fee, the incentive fee and other general and administrative expenses.
          The increase in the base management fee resulted from an increase in our total assets as reflected in the growth of the investment portfolio offset partially by our investment adviser’s unilateral decision to waive approximately $727,000 of the base management fee for the three months ended December 31, 2009. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
   Net Investment Income
          As a result of the $0.6 million increase in total investment income as compared to the $0.5 million increase in total expenses, net investment income for the three months ended December 31, 2009 reflected a $0.1 million, or 1.7%, increase compared to the three months ended December 31, 2008.
   Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended December 31, 2009, we received a cash payment in the amount of $0.1 million, representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on this investment. During the three months ended December 31, 2008, we recorded no realized gains or losses on investments.

   Net Change in Unrealized Appreciation or Depreciation on Investments
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the three months ended December 31, 2009, we recorded net unrealized appreciation of $1.0 million. This consisted of $1.2 million of net unrealized appreciation on debt investments, partially offset by $0.2 million of net unrealized depreciation on equity investments. During the three months ended December 31, 2008, we recorded net unrealized depreciation of $18.5 million. This consisted of $16.7 million of net unrealized depreciation on debt investments and $1.8 million of net unrealized depreciation on equity investments.
   Financial Condition, Liquidity and Capital Resources
   Cash Flows
          To fund growth, we have a number of alternatives available to increase capital, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.
          For the three months ended December 31, 2009, we experienced a net decrease in cash and cash equivalents of $101.4 million. During that period, we used $129.4 million of cash in operating activities, primarily for the funding of $144.2 million of investments, partially offset by $5.9 million of principal payments received and $8.3 million of net investment income. During the same period cash provided by financing activities was $28.0 million, primarily consisting of $38.0 million of net borrowings on our credit facility partially offset by $9.7 million of cash distributions paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit lines, as we deem appropriate.
          For the three months ended December 31, 2008, we experienced a net decrease in cash and equivalents of $15.7 million. During that period, we used $8.5 million of cash in operating activities, primarily for the funding of $23.7 million of investments, partially offset by $9.7 million of principal payments received and $8.2 million of net investment income. During the same period cash used by financing activities was $7.2 million, primarily consisting of $6.4 million of cash distributions paid and $0.5 million paid to repurchase shares of our common stock on the open market.
          As of December 31, 2009, we had $11.8 million in cash and cash equivalents, portfolio investments (at fair value) of $436.7 million, $3.4 million of interest and fees receivable, $38.0 million of borrowings outstanding under our secured credit facility and unfunded commitments of $32.1 million. As of January 31, 2010, we had $28.6 million in cash and cash equivalents, $5.0 million of interest and fees receivable, no borrowings outstanding under our secured credit facility and unfunded commitments of $33.8 million.
          As of September 30, 2009, we had $113.2 million in cash and cash equivalents, portfolio investments (at fair value) of $299.6 million, $2.9 million of interest receivable, no borrowings outstanding and unfunded commitments of $9.8 million.
   Significant capital transactions that occurred from Inception through December 31, 2009
          On March 30, 2007, we closed on approximately $78 million in capital commitments from the sale of limited partnership interests of Fifth Street Mezzanine Partners III, L.P. As of September 30, 2007, we had closed on additional capital commitments, bringing the total amount of capital commitments to approximately $165 million. We then closed on capital commitments from the sale of additional limited partnership interests of Fifth Street Mezzanine Partners III, L.P., bringing the total amount of capital commitments to $169.4 million as of November 28, 2007.
          On January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. At the time of the merger, all outstanding partnership interests in Fifth Street Mezzanine Partners III, L.P. were exchanged for 12,480,972 shares of common stock of Fifth Street Finance Corp.
          On January 15, 2008, we entered into a $50.0 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5% per annum, with a one year maturity date. The credit facility was secured by our existing investments.

          On April 25, 2008, we sold 30,000 shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share, or Series A Preferred Stock, at a price of $500 per share to a company controlled by Bruce E. Toll, one of our directors at that time, for total proceeds of $15 million. For the three months ended June 30, 2008, we paid distributions of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The distribution payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, we redeemed 30,000 shares outstanding of our Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference, or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.
          On May 1, 2008, our Board of Directors declared a distribution of $0.30 per share of common stock payable to stockholders of record as of May 19, 2008. On June 3, 2008, we paid a cash distribution of $1.9 million and issued 133,316 shares of common stock totaling $1.9 million to those stockholders who did not opt out of reinvesting the distribution under our dividend reinvestment plan.
          On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share and received gross proceeds of approximately $141.2 million.
          On August 6, 2008, our Board of Directors declared a distribution of $0.31 per share of common stock payable to stockholders of record as of September 10, 2008. On September 26, 2008, we paid a cash distribution of $5.1 million and purchased 196,786 shares of common stock totaling $1.9 million on the open market to satisfy the share obligations under the dividend reinvestment plan.
          In October 2008, we repurchased 78,000 shares of our common stock on the open market as part of our share repurchase program following its announcement on October 15, 2008.
          On December 9, 2008, our Board of Directors declared a distribution of $0.32 per share of common stock payable to stockholders of record as of December 19, 2008 and a distribution of $0.33 per share of common stock payable to stockholders of record as of December 30, 2008. On December 18, 2008, our Board of Directors declared a special distribution of $0.05 per share of common stock payable to stockholders of record as of December 30, 2008. On December 29, 2008, we paid a cash distribution of $6.4 million and issued 105,326 shares of common stock totaling $0.8 million under the dividend reinvestment plan. On January 29, 2009, we paid a cash distribution of $7.6 million and issued 161,206 shares of common stock totaling $1.0 million under the dividend reinvestment plan.
          On December 30, 2008, Bank of Montreal approved a renewal of our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR plus 3.25% per annum and a term of 364 days.
          On April 14, 2009, our Board of Directors declared a distribution of $0.25 per share of common stock payable to stockholders of record as of May 26, 2009. On June 25, 2009, we paid a cash distribution of $5.6 million and issued 11,776 shares of common stock totaling $0.1 million under the dividend reinvestment plan.
          On July 21, 2009, we completed a public offering of 9,487,500 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 1,237,500 shares of common stock, at a price of $9.25 per share, raising approximately $87.8 million in gross proceeds.
          On August 3, 2009, our Board of Directors declared a distribution of $0.25 per share of common stock payable to stockholders of record as of September 8, 2009. On September 25, 2009, we paid a cash distribution of $7.5 million and issued 56,890 shares of common stock totaling $0.6 million under the dividend reinvestment plan.
          On September 16, 2009, we gave notice of termination to Bank of Montreal with respect to our $50 million credit facility.
          On September 25, 2009, we completed a public offering of 5,520,000 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to 720,000 shares of common stock, at a price of $10.50 per share, raising approximately $58.0 million in gross proceeds.
          On November 12, 2009, our Board of Directors declared a distribution of $0.27 per share of common stock payable to stockholders of record as of December 10, 2009. On December 30, 2009, we paid a cash distribution of $9.7 million and issued 44,420 shares of common stock totaling $0.5 million under the dividend reinvestment plan.
          On November 16, 2009, we entered into a three-year credit facility with Wachovia in the amount of $50 million with an accordion feature, which allows for potential future expansion of the facility up to $100 million, and bears interest at LIBOR plus 4% per annum. During the three months ended December 31, 2009, we borrowed $38.0 million under this credit facility. This amount remained outstanding at December 31, 2009.

   Other Sources of Liquidity
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
          Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital. Our stockholders approved a proposal at a special meeting of stockholders held on June 24, 2009 that authorizes us to sell shares of our common stock below the then-current net asset value per share in one or more offerings for a period ending on the earlier of June 24, 2010 or the date of our next annual meeting of stockholders. We do not intend to seek the approval of our stockholders at the 2010 Annual Meeting of Stockholders to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share.
          In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Distributions” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under our credit facility. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
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
          Finally, in light of the conditions in the financial markets and the U.S. economy overall, we have taken or are considering taking other measures to help ensure adequate liquidity, including the use of leverage through a licensed small business investment company, or SBIC, subsidiary.

          In this regard, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
          The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
          SBA regulations currently limit the amount that our SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2009, our SBIC subsidiary had funded four pre-licensing investments for a total of $73 million and held $2 million in cash, which is included as regulatory capital. The SBA is expected to issue a capital commitment to our SBIC subsidiary in the near future, at which point our SBIC subsidiary would be able to access to a portion of the capital commitment. However, we cannot predict the timing for completion of an examination by the SBA, at which time the SBA reviews our SBIC subsidiary and determines whether it conforms with SBA rules and regulations. We expect to have access to the full amount over time.
          The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.
          Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies.
          The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.
          We applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.
          We cannot assure you that we will receive the exemptive relief from the SEC or a capital commitment from the SBA necessary to begin issuing SBA-guaranteed debentures.
          We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth given the unprecedented instability in the financial markets and the weak U.S. economy.
   Borrowings
          On November 16, 2009, Fifth Street Funding, LLC, a wholly-owned bankruptcy remote, special purpose subsidiary, or Funding, and we, entered into a Loan and Servicing Agreement, or the Loan Agreement, with respect to a three-year credit facility, or the Facility, with Wachovia, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of our equity interest in Funding. The Facility bears interest at LIBOR plus 4% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo Securities, LLC and each of the lender parties thereto. We intend to use the net proceeds of the Facility to fund a portion of our loan origination activities and for general corporate purposes.

          In connection with the Facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo Bank, National Association, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Loan Agreement and other documents entered into in connection with the Facility.
          The Loan Agreement and related agreements governing the Facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Facility documents also included usual and customary default provisions such as the failure to make timely payments under the Facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Loan Agreement and related agreements governing the Facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
          Each loan origination under the Facility is subject to the satisfaction of certain conditions. We cannot assure you that Funding will be able to borrow funds under the Facility at any particular time or at all.
          We also gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to a $50 million revolving credit facility. The revolving credit facility was scheduled to expire on December 29, 2009 and had an interest rate of LIBOR plus 3.25% per annum.
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
          Loan Agreements. On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5% per annum, with a one year maturity date. The secured revolving credit facility was secured by our existing investments. On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR plus 3.25% per annum and a term of 364 days. On September 16, 2009, we gave notice of termination to Bank of Montreal with respect to this credit facility.
          On April 2, 2007, we entered into a $50 million loan agreement with Wachovia, which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a former member of our Board of Directors, Mr. Tannenbaum, our president and chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia.
   Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2009, our only off-balance sheet arrangements consisted of $32.1 million of unfunded commitments, which was comprised of $30.3 million to provide debt financing to certain of our portfolio companies and $1.8 million related to unfunded limited partnership interests. As of September 30, 2009, our only off-balance sheet arrangements consisted of $9.8 million of unfunded commitments, which was comprised of $7.8 million to provide debt financing to certain of our portfolio companies and $2.0 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our Consolidated Balance Sheets.
   Contractual Obligations
          A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2009 and September 30, 2009 is shown in the table below:

	December 31, 2009	September 30, 2009

Storyteller Theaters Corporation	$1,500,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	2,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	1,000,000	1,000,000
Riverside Fund IV, LP (limited partnership interest)	846,028	1,000,000
ADAPCO, Inc.	5,750,000	—
AmBath/ReBath Holdings, Inc.	3,000,000	—
JTC Education, Inc.	10,000,000	—
Tegra Medical, LLC	4,000,000	—

Total	$32,096,028	$9,750,000

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
          As discussed above, on November 16, 2009, we entered into a three-year credit facility with Wachovia, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the facility up to $100 million, and bears interest at LIBOR plus 4% per annum. We also gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to our existing $50 million revolving credit facility with Bank of Montreal. The revolving credit facility with Bank of Montreal was scheduled to expire on December 29, 2009 and had an interest rate of LIBOR plus 3.25%.
   Regulated Investment Company Status and Distributions
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
          Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year as such distributions may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
          To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2010). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2008 and have accrued a de minimis U.S. federal excise tax for calendar year 2009. In addition, we may incur a U.S. federal excise tax in future years. We intend to make distributions to our stockholders on a quarterly basis of between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, in future periods, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
          Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), or the Revenue Procedure, issued by the Internal Revenue Service, or IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. We have no current intention of paying dividends in shares of our stock.
   Related Party Transactions
          We have entered into an investment advisory agreement with Fifth Street Management, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and our president and chief executive officer. Pursuant to the investment advisory agreement, payments will be equal to (a) a base management fee of 2% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance.
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
   Recent Devlopments
          On January 6, 2010, we announced that our external investment adviser has voluntarily agreed to take the following actions:
•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee being waived is approximately $727,000; and

•	To permanently waive that portion of its base management fee attributable to our assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.
For purposes of the waiver, cash and cash equivalents is as defined in the notes to our Consolidated Financial Statements.
          On January 6, 2010, we filed a preliminary proxy statement with the SEC for our 2010 Annual Meeting of Stockholders. Among other things, we plan to seek stockholder approval to increase the number of authorized shares of our common stock and to remove our authority to issue shares of Series A Preferred Stock. We also announced that we do not intend to seek additional approval of our stockholders at our 2010 Annual Meeting of Stockholders to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share.
          On January 6, 2010, AmBath/ReBath Holdings, Inc. drew $0.8 million on its previously undrawn credit line. Prior to the draw, our unfunded commitment was $3.0 million.
          On January 12, 2010, our Board of Directors declared a distribution of $0.30 per share, payable on March 30, 2010 to stockholders of record on March 3, 2010. In connection with the distribution declaration, we also announced that as we originate more deals, we expect our quarterly distribution to continue to increase during the fiscal year. The timing and amount of any distribution is at the discretion of our Board of Directors.
          On January 14, 2010, we provided a $2.5 million revolving credit line to Vanguard Vinyl, Inc. (formerly known as Best Vinyl Acquisition Corporation), of which $1.25 million was drawn at closing. This investment, along with the proceeds from the sale of a non-core asset and an additional investment by the equity sponsor, were utilized to pay off the company’s existing senior debt. In connection with this transaction, we received a first lien security interest on all of the assets of the company. On January 21, 2010, Vanguard Vinyl, Inc. drew an additional $0.25 million on this credit line.
           On January 15, 2010, we repaid $0.2 million of the outstanding balance on our secured revolving credit facility with Wachovia. On January 28, 2010, we repaid $25.0 million of the outstanding balance on the facility. On January 29, 2010, we repaid in full the outstanding balance of $12.8 million on the facility.
          On January 21, 2010, we announced that we have received a non-binding term sheet from a lender in connection with a potential additional credit line of up to $100 million. The term sheet is subject to completion of due diligence and execution of definitive documents. We cannot assure you that we will enter into any additional new financings.
           On January 27, 2010, we completed a public offering of 7,000,000 shares of our common stock at a price of $11.20 per share. The net proceeds totaled approximately $74.9 million after deducting investment banking commissions of approximately $3.5 million.
          On January 29, 2010, we closed a $21.8 million senior secured debt facility to support the acquisition of a specialty food company. The investment is backed by a private equity sponsor and $20.3 million was funded at closing. The terms of this investment include a $1.5 million revolver at an interest rate of 10% per annum, a $7.6 million Term Loan A at an interest rate of 10% per annum, and a $12.7 million Term Loan B at an interest rate of 12% per annum in cash and 3% PIK. This is a first lien facility with a scheduled maturity of five years.
          On February 1, 2010, TBA Global, LLC repaid $2.5 million of principal outstanding under its Term Loan A.
          On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.
   Recently Issued Accounting Standards
          See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of December 31, 2009, approximately 18.9% of our debt investment portfolio (at fair value) and 18.2% of our debt investment portfolio (at cost) bore interest at floating rates. As of December 31, 2009, we had not entered into any interest rate hedging arrangements. At December 31, 2009, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
          Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by approximately $12 million.
Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	Changes in Internal Controls
          We have identified a significant deficiency in our internal control over financial reporting with respect to our research and application of U.S. generally accepted accounting principles, or GAAP. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
          In particular, the significant deficiency pertains to our policy associated with investments that contain contractual exit fees. Exit fees, which are payable by borrowers to us upon the repayment to us of a loan or debt security, previously were to be recognized by us on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. We concluded that this treatment revealed a significant deficiency in our internal control over financial reporting. Beginning with the quarter ended December 31, 2009, we recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable. Additionally, we include the cash flows of contractual exit fees that we determine are probable of collection in determining the fair value of our loans. We believe the effect of this cumulative adjustment in the quarter ended December 31, 2009 is not material to our financial statements as of any date or for any period.
          We have begun the process of remediating this significant deficiency. No other change in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
          Except as described below, there have been no material changes during the three months ended December 31, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2009.
Our wholly-owned SBIC subsidiary, Fifth Street Mezzanine Partners IV, L.P., is licensed by the SBA and is subject to SBA regulations.
          On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and is regulated by the SBA. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.
          SBA regulations currently limit the amount that our SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2009, our SBIC subsidiary had funded four pre-licensing investments for a total of $73 million and held $2 million in cash, which will be included as regulatory capital. The SBA is expected to issue a capital commitment to our SBIC subsidiary in the near future, at which point our SBIC subsidiary would be able to access a portion of the capital commitment. However, we cannot predict the timing for completion of an examination by the SBA, at which time the SBA reviews our SBIC subsidiary and determines whether it conforms with SBA rules and regulations.
          Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary.
          We also applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.
          We cannot assure you that we will receive the exemptive relief from the SEC or a capital commitment from the SBA necessary to begin issuing SBA-guaranteed debentures.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.
          In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
We have identified a significant deficiency in our internal control over financial reporting. Future control deficiencies could prevent us from accurately and timely reporting our financial results.
          We have identified a significant deficiency in our internal control over financial reporting with respect to our research and application of U.S. generally accepted accounting principles, or GAAP. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
          In particular, the significant deficiency pertains to our policy associated with investments that contain contractual exit fees. Exit fees, which are payable by borrowers to us upon the repayment to us of a loan or debt security, previously were to be recognized by us on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. We concluded that this treatment revealed a significant deficiency in our internal control over financial reporting. Beginning with the quarter ended December 31, 2009, we recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable. Additionally, we include the cash flows of contractual exit fees that we determine are probable of collection in determining the fair value of our loans. We believe the effect of this cumulative adjustment in the quarter ended December 31, 2009 is not material to our financial statements as of any date or for any period.
          Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any existing significant deficiencies, or the identification of material weaknesses or other significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We issued a total of 44,420 shares of common stock under our dividend reinvestment plan during the three months ended December 31, 2009. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $0.5 million.

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

Fifth Street Finance Corp.

Date: February 9, 2010	/s/ Leonard M. Tannenbaum Leonard M. Tannenbaum
Chairman, President and Chief Executive Officer

Date: February 9, 2010	/s/ William H. Craig William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.