Form 10-Q
period 2010-03-31
Fifth Street Finance Corp
filed 2010-05-05
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 01-33901
Fifth Street Finance Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1219283

(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Bank Street, Suite 1210
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
     The registrant had 45,282,596 shares of common stock outstanding as of April 30, 2010.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Balance Sheets
(unaudited)

	March 31, 2010	September 30, 2009
Assets

Investments at fair value:
Control investments (cost 3/31/10: $12,045,029; cost 9/30/09: $12,045,029)	$8,171,182	$5,691,107
Affiliate investments (cost 3/31/10: $54,530,199; cost 9/30/09: $71,212,035)	52,052,097	64,748,560
Non-control/Non-affiliate investments (cost 3/31/10: $419,735,310; cost 9/30/09: $243,975,221)	400,642,117	229,171,470
Total investments at fair value	460,865,396	299,611,137

Cash and cash equivalents	23,468,594	113,205,287
Interest and fees receivable	4,648,429	2,866,991
Due from portfolio company	75,803	154,324
Prepaid expenses and other assets	1,785,996	49,609

Total Assets	$490,844,218	$415,887,348

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$638,800	$723,856
Base management fee payable	2,336,878	1,552,160
Incentive fee payable	2,801,562	1,944,263
Due to FSC, Inc.	551,055	703,900
Interest payable	24,537	—
Payments received in advance from portfolio companies	94,381	190,378
Offering costs payable	—	216,720
Total Liabilities	6,447,213	5,331,277

Stockholders’ Equity:
Preferred stock, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 49,800,000 shares authorized, 45,282,596 and 37,878,987 shares issued and outstanding at March 31, 2010 and September 30, 2009	452,826	378,790
Additional paid-in-capital	518,621,766	439,989,597
Net unrealized depreciation on investments	(25,445,142)	(27,621,147)
Net realized loss on investments	(17,112,797)	(14,310,713)
Accumulated undistributed net investment income	7,880,352	12,119,544
Total Stockholders’ Equity	484,397,005	410,556,071

Total Liabilities and Stockholders’ Equity	$490,844,218	$415,887,348
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	ended March 31, 2010	ended March 31, 2009	ended March 31, 2010	ended March 31, 2009
Interest income:
Control investments	$(41,919)	$—	$182,827	$—
Affiliate investments	2,257,404	2,649,912	4,516,905	5,368,398
Non-control/Non-affiliate investments	11,874,938	6,605,804	19,548,264	13,477,109
Interest on cash and cash equivalents	5,521	10,765	201,183	89,955
Total interest income	14,095,944	9,266,481	24,449,179	18,935,462

PIK interest income:
Control investments	—	—	—	—
Affiliate investments	323,533	443,809	655,149	796,846
Non-control/Non-affiliate investments	1,981,640	1,456,893	3,611,798	2,920,641
Total PIK interest income	2,305,173	1,900,702	4,266,947	3,717,487

Fee income:
Control investments	—	—	—	—
Affiliate investments	425,261	257,258	679,038	704,171
Non-control/Non-affiliate investments	1,018,639	495,466	1,680,003	1,112,076
Total fee income	1,443,900	752,724	2,359,041	1,816,247

Dividend and other income:
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/Non-affiliate investments	11,333	—	22,666	—
Other income	—	—	—	35,396
Total dividend and other income	11,333	—	22,666	35,396

Total Investment Income	17,856,350	11,919,907	31,097,833	24,504,592

Expenses:
Base management fee	2,336,878	1,488,079	4,603,881	2,858,754
Incentive fee	2,801,562	1,871,827	4,888,826	3,924,422
Professional fees	329,014	416,925	630,619	802,868
Board of Directors fees	43,000	49,000	81,000	88,250
Interest expense	260,941	128,201	352,120	168,359
Administrator expense	318,806	241,168	570,624	421,598
General and administrative expenses	559,901	237,399	1,142,524	542,651
Total expenses	6,650,102	4,432,599	12,269,594	8,806,902
Base management fee waived	—	—	(727,067)	—
Net Expenses	6,650,102	4,432,599	11,542,527	8,806,902

Net Investment Income	11,206,248	7,487,308	19,555,306	15,697,690

Unrealized appreciation (depreciation) on investments:
Control investments	486,853	—	2,480,075	—
Affiliate investments	3,327,908	3,121,821	3,727,842	(2,747,604)
Non-control/Non-affiliate investments	(2,638,050)	4,627,913	(4,031,912)	(7,985,100)
Net unrealized appreciation (depreciation) on investments	1,176,711	7,749,734	2,176,005	(10,732,704)

Realized gain (loss) on investments:
Control investments	—	—	—	—
Affiliate investments	(2,908,084)	(4,000,000)	(2,908,084)	(4,000,000)
Non-control/Non-affiliate investments	—	(8,400,000)	106,000	(8,400,000)
Net realized loss on investments	(2,908,084)	(12,400,000)	(2,802,084)	(12,400,000)

Net increase (decrease) in net assets resulting from operations	$9,474,875	$2,837,042	$18,929,227	$(7,435,014)

Net investment income per common share — basic and diluted	$0.26	$0.33	$0.48	$0.69
Net unrealized appreciation (depreciation) per common share	0.03	0.33	0.06	(0.49)
Net realized loss per common share	(0.07)	(0.54)	(0.07)	(0.54)
Earnings per common share — basic and diluted	$0.22	$0.12	$0.47	$(0.34)
Weighted average common shares outstanding — basic and diluted	43,019,350	22,752,668	40,421,657	22,656,383
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended	Six months ended
	March 31, 2010	March 31, 2009
Operations:
Net investment income	$19,555,306	$15,697,690
Net unrealized appreciation (depreciation) on investments	2,176,005	(10,732,704)
Net realized loss on investments	(2,802,084)	(12,400,000)

Net increase (decrease) in net assets from operations	18,929,227	(7,435,014)

Stockholder transactions:
Distributions to stockholders from net investment income	(23,794,498)	(15,815,427)

Net decrease in net assets from stockholder transactions	(23,794,498)	(15,815,427)

Capital share transactions:
Issuance of common stock	77,537,266	—
Issuance of common stock under dividend reinvestment plan	1,168,939	1,729,790
Repurchases of common stock	—	(462,482)

Net increase in net assets from capital share transactions	78,706,205	1,267,308
Total increase (decrease) in net assets	73,840,934	(21,983,133)
Net assets at beginning of period	410,556,071	294,335,839
Net assets at end of period	$484,397,005	$272,352,706

Net asset value per common share	$10.70	$11.94

Common shares outstanding at end of period	45,282,596	22,802,821
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended	Six months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,929,227	$(7,435,014)
Net unrealized (appreciation) depreciation on investments	(2,176,005)	10,732,704
Net realized loss on investments	2,802,084	12,400,000
PIK interest income, net of cash received	(3,631,753)	(3,553,912)
Recognition of fee income	(2,359,041)	(1,816,247)
Fee income received	6,466,569	2,227,846
Accretion of original issue discount on investments	(448,427)	(400,738)
Other income	—	(35,396)
Change in operating assets and liabilities:
Increase in interest and fees receivable	(1,781,438)	(411,335)
Decrease in due from portfolio company	78,521	36,873
Increase in prepaid expenses and other assets	(1,736,387)	(258,640)
Decrease in accounts payable, accrued expenses and other liabilities	(85,056)	(124,025)
Increase in base management fee payable	784,718	106,867
Increase in incentive fee payable	857,299	57,814
Decrease in due to FSC, Inc.	(152,845)	(192,880)
Increase (decrease) in interest payable	24,537	(35,936)
Decrease in payments received in advance from portfolio companies	(95,997)	(58,306)
Purchase of investments	(177,416,609)	(47,850,000)
Proceeds from the sale of investments	4,191,721	—
Principal payments received on investments (scheduled repayments and revolver paydowns)	4,932,202	2,892,201
Principal payments received on investments (payoffs)	6,385,000	8,350,000
Net cash used by operating activities	(144,431,680)	(25,368,124)
Cash flows from financing activities:
Dividends paid in cash	(22,625,559)	(14,085,637)
Repurchases of common stock	—	(462,482)
Borrowings	38,000,000	22,000,000
Repayments of borrowings	(38,000,000)	(1,000,000)
Proceeds from the issuance of common stock	78,086,148	—
Offering costs paid	(765,602)	(268,065)
Net cash provided by financing activities	54,694,987	6,183,816
Net decrease in cash and cash equivalents	(89,736,693)	(19,184,308)
Cash and cash equivalents, beginning of period	113,205,287	22,906,376
Cash and cash equivalents, end of period	$23,468,594	$3,722,068

Supplemental Information:
Cash paid for interest	$213,855	$141,795
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,168,939	$1,729,790
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2010
(unaudited)

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC (14)(15)	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$5,158,489	$4,728,589	$3,324,924
First Lien Term Loan B, 14.5% due 2/28/2013		7,969,990	6,906,440	4,846,258
97.38% membership interest			410,000	—

			12,045,029	8,171,182

Total Control Investments			$12,045,029	$8,171,182

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		10,741,185	10,616,958	10,523,617
First Lien Term Loan B, 16.875%, 3/21/2012		2,314,211	2,280,235	2,380,876
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	3,305

			13,277,606	13,038,211

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,272,590	9,225,025
First Lien Term Loan B, 17.5% due 6/1/2012		5,049,964	4,849,255	4,846,212
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units (6)			771,575	—

			14,893,420	14,071,237

Martini Park, LLC (9)(15)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,571,400	3,408,351	2,220,905
5% membership interest			650,000	—

			4,058,351	2,220,905

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		7,855,893	7,453,752	7,808,586
Second Lien Term Loan B, 16.5% due 2/25/2013		14,463,950	13,766,672	13,554,536
1,080,399 shares of Series A Preferred Stock			1,080,398	1,358,622

			22,300,822	22,721,744

Total Affiliate Investments			$54,530,199	$52,052,097

Non-Control/Non-Affiliate Investments (7)

CPAC, Inc. (9)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		1,000,000	1,000,000	1,000,000

			1,000,000	1,000,000

Vanguard Vinyl, Inc. (9)	Building Products
First Lien Term Loan, 12% due 3/30/2013		7,000,000	6,811,565	5,986,783
First Lien Revolver, LIBOR+7% (10% floor) due 3/30/2013		1,750,000	1,703,947	1,498,709
25,641 Shares of Series A Preferred Stock			253,846	—
25,641 Shares of Common Stock			2,564	—

			8,771,922	7,485,492

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,955,807	3,647,742	3,652,668
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	558,138

			4,397,742	4,210,806

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,601,335	19,347,925	16,824,249
24,750 shares of Series B Preferred Stock			247,500	—
25,000 shares of Common Stock			2,500	—

			19,597,925	16,824,249

Nicos Polymers & Grinding Inc. (9)(15)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,123,367	3,040,465	1,835,925
First Lien Term Loan B, 13.5% due 7/17/2012		6,079,060	5,713,125	3,346,849
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,921,676	5,182,774
TBA Global, LLC (9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		101,979	101,977	109,158
Second Lien Term Loan B, 14.5% due 8/3/2012		11,018,142	10,706,196	10,658,791
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	13,456

			11,216,125	10,997,380

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,500,000	1,492,777	1,510,709
First Lien Term Loan B, 15% due 8/8/2012		5,560,507	5,489,197	5,499,527
1,000 Common Units			42,908	91,263

			7,024,882	7,101,499

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,341,854	9,021,995	8,880,527

			9,021,995	8,880,527

Boot Barn (9)	Footwear and Apparel

Second Lien Term Loan, 14.5% due 10/3/2013		23,030,378	22,730,784	22,688,420
24,706 shares of Series A Preferred Stock			247,060	28,764
1,308 shares of Common Stock			131	—

			22,977,975	22,717,184

Premier Trailer Leasing, Inc. (9)(14)(15)	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		18,151,010	17,063,645	8,065,658
285 shares of Common Stock			1,140	—

			17,064,785	8,065,658

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	9,951,227	9,787,138	9,609,027
33,463 shares of Common Stock			344,513	5,810

			10,131,651	9,614,837

Rose Tarlow, Inc. (9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,195,152	10,037,180	8,455,134
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 (10)		1,550,000	1,540,097	1,311,686
0.00% membership interest in RTMH Acquisition Company (13)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company (13)			25,000	—

			12,877,277	9,766,820
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,187,786	8,070,425	8,113,550

			8,070,425	8,113,550

Rail Acquisition Corp.	Manufacturing - Mechanical Products

First Lien Term Loan, 17% due 4/1/2013		15,420,845	15,197,757	14,846,867

			15,197,757	14,846,867

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		17,637,889	17,392,084	17,701,865

			17,392,084	17,701,865

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,367,750	7,270,614	7,380,662
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		500,000	485,834	464,609
1,692 shares of Common Stock			169	49,990
20,000 shares of Preferred Stock			200,000	200,000

			7,956,617	8,095,261

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,600,000	7,405,155	7,582,154
First Lien Term Loan B, 13% due 7/17/2013		10,127,137	9,997,137	9,624,445
First Lien Revolver, 12% due 7/17/2013		500,000	487,000	561,074

			17,889,292	17,767,673

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,451,457	13,181,541	12,932,624

			13,181,541	12,932,624

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,412,116	19,399,601	19,700,763
414,419 Common Units (6)			598,382	1,837,618

			19,997,983	21,538,381

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,200,000	5,121,540	5,190,455
First Lien Term Loan B, 16% due 3/31/2014		17,172,066	16,537,062	16,781,037
First Lien Revolver, 10% due 3/31/2014 (11)		—	(40,000)	(40,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	586,775

			22,072,357	22,518,267
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,156,007	11,008,084	11,135,248
First Lien Revolver, 12% due 9/10/2014 (11)		—	(35,333)	(35,333)

			10,972,751	11,099,915

Riverlake Equity Partners II, LP	Multi-sector holdings
1.63% limited partnership interest			33,640	33,640

			33,640	33,640

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			82,969	82,969

			82,969	82,969

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		10,000,000	9,742,971	9,638,921
First Lien Term Loan B, 14% due 12/17/2014		14,081,842	13,709,057	13,897,287
First Lien Term Revolver, 10% due 12/17/2014		3,500,000	3,233,726	3,210,100

			26,685,754	26,746,308

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		10,000,000	9,736,169	9,344,205
First Lien Term Loan B, 15% due 12/30/2014		22,140,861	21,561,711	21,890,059
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		750,000	674,400	694,046

			31,972,280	31,928,310

Portfolio Company /Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,250,000	30,353,332	30,307,895
First Lien Revolver, LIBOR+9.5% (12.5% floor) due 12/31/2014 (11)		—	(280,000)	(280,000)

			30,073,332	30,027,895

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		28,000,000	27,479,496	27,041,530
First Lien Term Loan B, 14% due 12/31/2014		18,392,674	18,051,074	18,697,833
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014 (11)		—	(74,667)	(74,667)

			45,455,903	45,664,696

Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,550,000	7,335,300	7,335,300
First Lien Term Loan B, 15% due 12/31/2014		12,765,709	12,404,082	12,404,082
First Lien Revolver, 10% due 12/31/2014 (11)		—	(42,712)	(42,712)

			19,696,670	19,696,670

Psilos Group Partners IV, LP	Multi-sector holdings
0.22% limited partnership interest (12)			—	—

Total Non-Control/Non-Affiliate Investments			$419,735,310	$400,642,117

Total Portfolio Investments			$486,310,538	$460,865,396

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Represents a de minimis membership interest percentage.

(14)	Investment was on cash non-accrual status as of March 31, 2010.

(15)	Investment was on PIK non-accrual status as of March 31, 2010.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)

Lighting by Gregory, LLC (15)(16)	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$4,800,003	$4,728,589	$2,419,627
First Lien Term Loan B, 14.5% due 2/28/2013		7,115,649	6,906,440	3,271,480
97.38% membership interest			410,000	—

			12,045,029	5,691,107

Total Control Investments			$12,045,029	$5,691,107

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		$10,526,514	$10,370,246	$10,186,501
First Lien Term Loan B, 16.875% due 3/21/2012		2,765,422	2,722,952	2,919,071
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	53,831

			13,473,611	13,289,816

CPAC, Inc.(9)(16)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		11,398,948	9,506,805	4,448,661
Charge-off of cost basis of impaired loan(12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—

			7,803,805	4,448,661

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		8,030,061	7,553,247	7,311,604
7,500 shares of Series A Preferred Stock			750,000	492,469

			8,303,247	7,804,073

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,220,111	9,033,826
First Lien Term Loan B, 17.5% due 6/1/2012		5,212,692	4,967,578	5,163,544
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			771,575	—

			14,959,264	14,197,370

Martini Park, LLC(9)(16)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,390,798	3,408,351	2,068,303
5% membership interest			650,000	—

			4,058,351	2,068,303

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,570,595	8,092,364	8,225,400
Second Lien Term Loan B, 16.5% due 2/25/2013		14,242,034	13,440,995	13,508,338
1,080,399 shares of Series A Preferred Stock			1,080,398	1,206,599

			22,613,757	22,940,337

Total Affiliate Investments			$71,212,035	$64,748,560

Non-Control/Non-Affiliate Investments(7)
Best Vinyl Acquisition Corporation(9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		$7,000,000	$6,779,947	$6,138,582
25,641 Shares of Series A Preferred Stock			253,846	20,326
25,641 Shares of Common Stock			2,564	—

			7,036,357	6,158,908

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,310,587	19,025,031	17,693,780
24,750 shares of Series B Preferred Stock			247,500	158,512
25,000 shares of Common Stock			2,500	—

			19,275,031	17,852,292
Nicos Polymers & Grinding Inc.(9)(16)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,091,972	3,040,465	2,162,593
First Lien Term Loan B, 13.5% due 7/17/2012		5,980,128	5,716,250	3,959,643
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,924,801	6,122,236

TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,583,805	2,576,304	2,565,305
Second Lien Term Loan B, 14.5% due 8/3/2012		10,797,936	10,419,185	10,371,277
53,994 Senior Preferred Shares			215,975	162,621
191,977 Shares A Shares			191,977	—

			13,403,441	13,099,203

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,750,000	1,740,069	1,753,262
First Lien Term Loan B, 15% due 8/8/2012		5,490,743	5,404,192	5,321,281
1,000 Common Units			42,908	70,354

			7,187,169	7,144,897

Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,307,547	8,922,946	8,979,657

			8,922,946	8,979,657

Boot Barn(9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		22,518,091	22,175,818	22,050,462
24,706 shares of Series A Preferred Stock			247,060	32,259
1,308 shares of Common Stock			131	—

			22,423,009	22,082,721

Premier Trailer Leasing, Inc.(15)(16)	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,855,617	17,063,645	9,860,940
285 shares of Common Stock			1,140	—

			17,064,785	9,860,940

Pacific Press Technologies, Inc.	Capital Goods
Second Lien Term Loan, 14.75% due 1/10/2013		9,813,993	9,621,279	9,606,186
33,463 shares of Common Stock			344,513	160,299

			9,965,792	9,766,485

Rose Tarlow, Inc.(9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,191,188	10,016,956	8,827,182
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014(10)		1,550,000	1,538,806	1,509,219
0.00% membership interest in RTMH Acquisition Company(14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company(14)			25,000	—

			12,855,762	10,336,401

Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		8,024,147	7,926,647	7,938,639

			7,926,647	7,938,639

Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,668,956	15,416,411	15,081,138

			15,416,411	15,081,138

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Western Emulsions, Inc.	Emulsions Manufacturing

Second Lien Term Loan, 15% due 6/30/2014		11,928,600	11,743,630	12,130,945

			11,743,630	12,130,945

Storytellers Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,275,313	7,166,749	7,162,190
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		250,000	234,167	223,136
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	156,256

			7,601,085	7,541,582

HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,800,000	7,574,591	7,731,153
First Lien Term Loan B, 13% due 7/17/2013		10,076,089	9,926,089	9,587,523
First Lien Revolver, 12% due 7/17/2013		500,000	485,000	534,693

			17,985,680	17,853,369
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,316,247	13,014,576	13,074,682

			13,014,576	13,074,682

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,372,069	10,076,277	10,266,770
116,237 Common Units(6)			151,108	515,782

			10,227,385	10,782,552

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,504,943	5,547,944
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,328,120	16,532,244
First Lien Revolver, 10% due 3/31/2014(11)		—	(45,000)	(45,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	530,016

			22,241,818	22,565,204

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,016,042	10,798,229	10,838,952
First Lien Revolver, 12% due 9/10/2014(11)		—	(39,333)	(39,333)

			10,758,896	10,799,619

Riverlake Equity Partners II, LP	Multi-sector holdings
0.14% limited partnership interest (13)
			—	—

Riverside Fund IV, LP	Multi-sector holdings
0.92% limited partnership interest (13)
			—	—

Total Non-Control/Non-Affiliate Investments			$243,975,221	$229,171,470

Total Portfolio Investments			$327,232,285	$299,611,137

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A	—	Per waiver agreement
(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents an unfunded commitment to fund limited partnership interest.

(14)	Represents a de minimis membership interest percentage.

(15)	Investment was on cash non-accrual status as of September 30, 2009.

(16)	Investment was on PIK non-accrual status as of September 30, 2009.
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
     Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the “Company”), an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The merger involved the exchange of shares between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control, the Company’s results of operations and cash flows for the year ended September 30, 2008 are presented as if the merger had occurred as of October 1, 2007. Accordingly, no adjustments were made to the carrying value of assets and liabilities (or the cost basis of investments) as a result of the merger. The Company is managed by the Investment Adviser. Prior to January 2, 2008, references to the Company are to the Partnership. Since January 2, 2008, references to the “Company,” “FSC,” “we” or “our” are to Fifth Street Finance Corp., unless the context otherwise requires.
     The Company also has certain wholly-owned subsidiaries, including subsidiaries which are not consolidated for income tax filing purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company, and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated.
     On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock at the offering price of $9.25 per share. On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock at the offering price of $10.50 per share. On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
     On February 3, 2010, the Company’s consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
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
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2010, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $75 million. The Company’s SBIC subsidiary will not be able to access more than half of the commitment until it is examined by the SBA, and the Company cannot predict the timing for completion of an examination by the SBA.

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
Note 2. Significant Accounting Policies
  FASB Accounting Standards Codification:
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
  Basis of Presentation and Liquidity:
     The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements for the interim period have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.
     Although the Company expects to fund the growth of its investment portfolio through the net proceeds of the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to Regulated Investment Companies (“RICs”) under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, the Company may realize significantly less than their recorded value.
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
     The consolidated financial statements include portfolio investments at fair value of $460.9 million and $299.6 million at March 31, 2010 and September 30, 2009, respectively. The portfolio investments represent 95.1% and 73.0% of stockholders’ equity at March 31, 2010 and September 30, 2009, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. The illiquidity of these portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than the investments’ recorded value.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements:
     In September 2006, the Financial Accounting Standards Board issued ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which was effective for fiscal years beginning after November 15, 2007. ASC 820 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
     Effective October 1, 2008, the Company adopted ASC 820. Assets recorded at fair value in the Company’s Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
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
     Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.
     Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
     Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business. Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.
     The Company also may, when conditions warrant, utilize an expected recovery model, whereby it uses alternate procedures to determine value when the customary approaches are deemed to be not as relevant or reliable.
     The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within the Investment Adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of the Investment Adviser;

•	Separately, an independent valuation firm engaged by the Board of Directors prepares preliminary valuations on a selected basis and submits a report to the Company;

•	The deal team compares and contrasts its preliminary valuations to the report of the independent valuation firm and resolves any differences;

•	The deal team prepares a final valuation report for the Valuation Committee of the Board of Directors;

•	The Valuation Committee of the Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of the Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.
     The fair value of all of the Company’s investments at March 31, 2010 and September 30, 2009 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are other than temporarily impaired.
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
     As of March 31, 2010, the Company was entitled to receive exit fees upon the future exit of certain investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized by the Company on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans. The Company believes the effect of this cumulative adjustment in the quarter ended December 31, 2009 was not material to its financial statements as of any date or for any period.
   Cash and Cash Equivalents:
     Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
   Offering Costs:
     Offering costs consist of fees and expenses paid in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. Approximately $0.5 million of offering costs were charged to capital during the six months ended March 31, 2010 relating to such public offerings.
   Income Taxes:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2010). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008 and 2009. In addition, the Company may incur a federal excise tax in future years.
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
   Recent Accounting Pronouncements:
     In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on the Company’s financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The Company did not have transfers of assets or liabilities in or out of Level 1 and Level 2 fair value measurements. The adoption of this disclosure-only guidance is included in Note 3 - Portfolio Investments and did not have a material impact on the Company’s consolidated financial results.
     In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) , which provides guidance on estimating the fair value of an alternative investment, amending ASC 820-10. The amendment is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on either the Company’s financial position or results of operations.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio Investments
     At March 31, 2010, 95.1% of stockholders’ equity or $460.9 million was invested in 34 long-term portfolio investments and 4.8% of stockholders’ equity or $23.5 million was invested in cash and cash equivalents. In comparison, at September 30, 2009, 73.0% of stockholders’ equity or $299.6 million was invested in 28 long-term portfolio investments and 27.6% of stockholders’ equity or $113.2 million was invested in cash and cash equivalents. As of March 31, 2010, all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2010 and September 30, 2009, $375.4 million and $281.0 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented approximately 82.4% and 95.0%, respectively, of the Company’s total portfolio of debt investments at fair value. During the three and six months ended March 31, 2010, the Company recorded net realized losses on investments of $2.9 million and $2.8 million, respectively. During the three and six months ended March 31, 2009, the Company recorded net realized losses on investments of $12.4 million. During the three and six months ended March 31, 2010, the Company recorded unrealized appreciation of $1.2 million and $2.2 million, respectively. During the three and six months ended March 31, 2009, the Company recorded unrealized appreciation (depreciation) of $7.7 million and ($10.7 million), respectively.
     The composition of the Company’s investments as of March 31, 2010 and September 30, 2009 at cost and fair value was as follows:

	March 31, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$477,881,037	$455,668,658	$317,069,667	$295,921,400
Investments in equity securities	8,429,501	5,196,738	10,162,618	3,689,737

Total	$486,310,538	$460,865,396	$327,232,285	$299,611,137

     The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the Company’s Consolidated Balance Sheet for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	317,721,667	317,721,667
Investments in debt securities (second lien)			137,946,991	137,946,991
Investments in equity securities	—	—	5,196,738	5,196,738

Total	$—	$—	$460,865,396	$460,865,396

     When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology.
     The following table provides a roll-forward in the changes in fair value from January 1, 2010 to March 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Equity	Total
Fair value as of January 1, 2010	$280,768,502	$152,254,769	$3,670,269	$436,693,540
Net realized gains (losses)	—	(2,908,084)	—	(2,908,084)
Net unrealized appreciation (depreciation)	(408,039)	(1,828,808)	3,413,558	1,176,711
Purchases, issuances, settlements and other, net	37,361,204	(9,570,886)	(1,887,089)	25,903,229

Fair value at March 31, 2010	$317,721,667	$137,946,991	$5,196,738	$460,865,396
     The following table provides a roll-forward in the changes in fair value from January 1, 2009 to March 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Equity	Total
Fair value as of January 1, 2009	$104,634,347	$163,472,449	$3,104,354	$271,211,150
Net realized gains (losses)	—	(12,400,000)	—	(12,400,000)
Net unrealized appreciation (depreciation)	5,036,965	2,971,320	(258,551)	7,749,734
Purchases, issuances, settlements and other, net	23,434,449	328,210	453,756	24,216,415

Fair value at March 31, 2009	$133,105,761	$154,371,979	$3,299,559	$290,777,299
     The following table provides a roll-forward in the changes in fair value from September 30, 2009 to March 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Equity	Total
Fair value as of September 30, 2009	$142,016,942	$153,904,458	$3,689,737	$299,611,137
Net realized gains (losses)	—	(2,908,084)	—	(2,908,084)
Net unrealized appreciation (depreciation)	1,477,258	(2,541,371)	3,240,118	2,176,005
Purchases, issuances, settlements and other, net	174,227,467	(10,508,012)	(1,733,117)	161,986,338

Fair value at March 31, 2010	$317,721,667	$137,946,991	$5,196,738	$460,865,396
     The following table provides a roll-forward in the changes in fair value from September 30, 2008 to March 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Equity	Total
Fair value as of September 30, 2008	$96,666,351	$172,488,597	$4,604,206	$273,759,154
Net realized gains (losses)	—	(12,400,000)	—	(12,400,000)
Net unrealized appreciation (depreciation)	(2,737,273)	(5,899,140)	(2,096,291)	(10,732,704)
Purchases, issuances, settlements and other, net	39,176,683	182,522	791,644	40,150,849

Fair value at March 31, 2009	$133,105,761	$154,371,979	$3,299,559	$290,777,299

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Concurrent with its adoption of ASC 820, effective October 1, 2008, the Company augmented the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to October 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
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
     Beginning on October 1, 2008, the Company also introduced a bond yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended March 31, 2010 and March 31, 2009, the Company recorded net unrealized appreciation of $1.2 million and $7.7 million, respectively, on its investments. For the three months ended March 31, 2010, the Company’s net unrealized appreciation consisted of $3.3 million of reclassifications to realized losses offset by unrealized depreciation of ($2.1 million) resulting from declines in EBITDA or market multiples of its portfolio companies requiring closer monitoring or performing below expectations.
     The table below summarizes the changes in the Company’s investment portfolio from September 30, 2009 to March 31, 2010.

	Debt	Equity	Total

Fair value at September 30, 2009	$295,921,400	$3,689,737	$299,611,137
New investments	176,852,726	563,883	177,416,609
Redemptions/ repayments	(15,040,837)	—	(15,040,837)
Net accrual of PIK interest income	3,631,753	—	3,631,753
Accretion of original issue discount	448,427	—	448,427
Net change in unearned income	(4,157,365)	—	(4,157,365)
Recognition of exit fee income	49,837	—	49,837
Net unrealized appreciation (depreciation)	(1,064,113)	3,240,118	2,176,005
Net changes from unrealized to realized	(973,170)	(2,297,000)	(3,270,170)

Fair value at March 31, 2010	$455,668,658	$5,196,738	$460,865,396

     The Company’s off-balance sheet arrangements consisted of $35.4 million and $9.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2010 and September 30, 2009, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on the Company’s Consolidated Balance Sheets.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2010 and September 30, 2009 is shown in the table below:

	March 31, 2010	September 30, 2009

Storyteller Theaters Corporation	$1,500,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	2,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	917,031	1,000,000
ADAPCO, Inc.	6,500,000	—
AmBath/ReBath Holdings, Inc.	2,250,000	—
JTC Education, Inc.	10,000,000	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	750,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—

Total	$35,383,391	$9,750,000

     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2010		September 30, 2009

Cost:
First lien debt	$328,256,903	67.50%	$153,207,248	46.82%
Second lien debt	149,624,134	30.77%	163,862,419	50.08%
Purchased equity	3,170,368	0.65%	4,170,368	1.27%
Equity grants	5,142,524	1.06%	5,992,250	1.83%
Limited partnership interests	116,609	0.02%	—	0.00%

Total	$486,310,538	100.00%	$327,232,285	100.00%

	March 31, 2010		September 30, 2009

Fair value:
First lien debt	$317,721,667	68.94%	$142,016,942	47.40%
Second lien debt	137,946,991	29.93%	153,904,458	51.37%
Purchased equity	286,275	0.06%	517,181	0.17%
Equity grants	4,793,854	1.04%	3,172,556	1.06%
Limited partnership interests	116,609	0.03%	—	0.00%

Total	$460,865,396	100.00%	$299,611,137	100.00%

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

	March 31, 2010		September 30, 2009

Cost:
Northeast	$157,538,291	32.39%	$103,509,164	31.63%
West	108,750,453	22.36%	98,694,596	30.16%
Southeast	66,078,996	13.59%	39,463,350	12.06%
Midwest	53,386,524	10.98%	22,980,368	7.02%
Southwest	100,556,274	20.68%	62,584,807	19.13%

Total	$486,310,538	100.00%	$327,232,285	100.00%

	March 31, 2010		September 30, 2009

Fair value:
Northeast	$147,688,678	32.05%	$87,895,220	29.34%
West	102,401,357	22.22%	93,601,893	31.24%
Southeast	66,462,129	14.42%	39,858,633	13.30%
Midwest	52,575,356	11.41%	22,841,167	7.62%
Southwest	91,737,876	19.90%	55,414,224	18.50%

Total	$460,865,396	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010		September 30, 2009

Cost:
Healthcare services	$60,188,097	12.38%	$50,826,822	15.53%
Healthcare equipment	45,455,903	9.35%	—	0.00%
Healthcare technology	36,965,777	7.60%	37,201,082	11.37%
Home improvement retail	31,972,280	6.57%	—	0.00%
Education services	30,073,332	6.18%	—	0.00%
Fertilizers & agricultural chemicals	26,685,754	5.49%	—	0.00%
Footwear and apparel	22,977,975	4.72%	22,423,009	6.85%
Food retail	19,696,670	4.05%	—	0.00%
Construction and engineering	19,597,925	4.03%	19,275,031	5.89%
Emulsions manufacturing	17,392,084	3.58%	11,743,630	3.59%
Trailer leasing services	17,064,785	3.51%	17,064,785	5.21%
Restaurants	16,526,518	3.40%	20,288,245	6.20%
Manufacturing — mechanical products	15,197,757	3.13%	15,416,411	4.71%
Data processing and outsourced services	13,277,606	2.73%	13,473,611	4.12%
Merchandise display	13,181,541	2.71%	13,014,576	3.98%
Home furnishing retail	12,877,277	2.65%	12,855,762	3.93%
Housewares & specialties	12,045,029	2.48%	12,045,029	3.68%
Media — Advertising	11,216,125	2.31%	13,403,441	4.10%
Air freight and logistics	10,972,751	2.26%	10,758,896	3.29%
Capital goods	10,131,651	2.08%	9,965,792	3.05%
Food distributors	9,021,995	1.86%	8,922,946	2.73%
Environmental & facilities services	8,921,676	1.83%	8,924,801	2.73%
Building products	8,771,922	1.80%	7,036,357	2.14%
Entertainment — theaters	7,956,617	1.64%	7,601,085	2.32%
Leisure facilities	7,024,882	1.44%	7,187,169	2.20%
Household products/ specialty chemicals	1,000,000	0.21%	7,803,805	2.38%
Multi-sector holdings	116,609	0.01%	—	0.00%

Total	$486,310,538	100.00%	$327,232,285	100.00%

	March 31, 2010		September 30, 2009

Fair value:
Healthcare services	$62,027,798	13.46%	$51,576,258	17.21%
Healthcare equipment	45,664,696	9.91%	—	0.00%
Healthcare technology	36,589,504	7.94%	36,762,574	12.27%
Home improvement retail	31,928,310	6.93%	—	0.00%
Education services	30,027,895	6.52%	—	0.00%
Fertilizers & agricultural chemicals	26,746,308	5.80%	—	0.00%
Footwear and apparel	22,717,184	4.93%	22,082,721	7.37%
Food retail	19,696,670	4.27%	—	0.00%
Emulsions manufacturing	17,701,865	3.84%	12,130,945	4.05%
Construction and engineering	16,824,249	3.65%	17,852,292	5.96%
Manufacturing — mechanical products	14,846,867	3.22%	15,081,138	5.03%
Restaurants	14,545,261	3.16%	17,811,015	5.94%
Data processing and outsourced services	13,038,211	2.83%	13,289,816	4.44%
Merchandise display	12,932,624	2.81%	13,074,682	4.36%
Air freight and logistics	11,099,915	2.41%	10,799,619	3.60%
Media — Advertising	10,997,380	2.39%	13,099,203	4.37%
Home furnishing retail	9,766,820	2.12%	10,336,401	3.45%
Capital goods	9,614,837	2.09%	9,766,485	3.26%
Food distributors	8,880,527	1.93%	8,979,657	3.00%
Housewares & specialties	8,171,182	1.77%	5,691,107	1.90%
Entertainment — theaters	8,095,261	1.76%	7,541,582	2.52%
Trailer leasing services	8,065,658	1.75%	9,860,940	3.29%
Building products	7,485,492	1.62%	6,158,908	2.06%
Leisure facilities	7,101,499	1.54%	7,144,897	2.38%
Environmental & facilities services	5,182,774	1.12%	6,122,236	2.04%
Household products/ specialty chemicals	1,000,000	0.22%	4,448,661	1.50%
Multi-sector holdings	116,609	0.01%	—	0.00%

Total	$460,865,396	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2010, the Company had no investments that represented greater than 10% of the total investment portfolio at fair value. At September 30, 2009, the Company had one investment that was greater than 10% of the total investment portfolio at fair value. This investment comprised 10.4% of the total portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended March 31, 2010 and March 31, 2009, no individual investment produced income that exceeded 10% of investment income.
Note 4. Fee Income
     The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing fees, are classified as fee income and recognized as they are earned on a monthly basis.
     Accumulated unearned fee income activity for the six months ended March 31, 2010 and March 31, 2009 was as follows:

	Six months	Six months
	ended March 31, 2010	ended March 31, 2009

Beginning unearned fee income balance	$5,589,630	$5,236,265
Net fees received	6,469,801	2,227,846
Unearned fee income recognized	(2,312,436)	(1,816,247)

Ending unearned fee income balance	$9,746,995	$5,647,864

     As of March 31, 2010, the Company was entitled to receive approximately $7.9 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans. The Company believes the effect of this cumulative adjustment in the quarter ended December 31, 2009 was not material to its financial statements as of any date or for any period. For the three and six months ended March 31, 2010, fee income included approximately $23,000 and $50,000, respectively, of income from accrued exit fees.
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
     On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. The net proceeds totaled approximately $77.5 million after deducting investment banking commissions of approximately $3.7 million and offering costs of approximately $0.5 million.
     No dilutive instruments were outstanding and reflected in the Company’s Consolidated Balance Sheet at March 31, 2010 or September 30, 2009. The following table sets forth the weighted average common shares outstanding for computing basic and diluted earnings per common share for the three and six months ended March 31, 2010 and March 31, 2009:

	Three months	Three months	Six months	Six months
	ended March 31, 2010	ended March 31, 2009	ended March 31, 2010	ended March 31, 2009

Weighted average common shares outstanding, basic and diluted	43,019,350	22,752,688	40,421,657	22,656,383

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the fiscal year ended September 30, 2009 and the six months ended March 31, 2010, the Company had declared and paid dividends as follows: On December 9, 2008, the Company declared a dividend of $0.32 per share to stockholders of record on December 19, 2008, and a $0.33 per share dividend to stockholders of record on December 30, 2008. On December 18, 2008, the Company declared a special dividend of $0.05 per share to stockholders of record on December 30, 2008. On December 29, 2008, the Company paid a cash dividend of approximately $6.4 million and issued 105,326 common shares totaling approximately $0.8 million under the dividend reinvestment plan. On January 29, 2009, the Company paid a cash dividend of approximately $7.6 million and issued 161,206 common shares totaling approximately $1.0 million under the dividend reinvestment plan. On April 14, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of May 26, 2009. On June 25, 2009, the Company paid a cash dividend of approximately $5.6 million and issued 11,776 common shares totaling approximately $0.1 million under the dividend reinvestment plan. On August 3, 2009, the Company declared a dividend of $0.25 per share to stockholders of record as of September 8, 2009. On September 25, 2009, the Company paid a cash dividend of approximately $7.5 million and issued 56,890 common shares totaling approximately $0.6 million under the dividend reinvestment plan. On November 21, 2009, the Company declared a dividend of $0.27 per share to stockholders of record as of December 10, 2009. On December 29, 2009, the Company paid a cash dividend of approximately $9.7 million and issued 44,420 common shares totaling approximately $0.5 million under the dividend reinvestment plan. On January 12, 2010, the Company declared a dividend of $0.30 per share to stockholders of record as of March 3, 2010. On March 30, 2010, the Company paid a cash dividend of approximately $12.9 million and issued 58,869 common shares totaling approximately $0.7 million under the dividend reinvestment plan.
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
Note 6. Line of Credit
     On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Facility”) with Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent (“Wells Fargo”), each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Facility bears interest at LIBOR plus 4.00% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. The Company intends to use the net proceeds of the Facility to fund a portion of its loan origination activities and for general corporate purposes.
     In December 2009, the Company borrowed $38.0 million under the Facility. This amount was repaid in full in January 2010 and no amounts remained outstanding at March 31, 2010.
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
     The Agreement and related agreements governing the Facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Facility agreements also include usual and customary default provisions such as the failure to make timely payments under the Facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Agreement and related agreements governing the Facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Each loan origination under the Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Facility at any particular time or at all.
     Interest expense for the three and six months ended March 31, 2010 was $260,941 and $352,120, respectively. Interest expense for the three and six months ended March 31, 2009 was $128,201 and $168,359, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated PIK interest activity for the six months ended March 31, 2010 and March 31, 2009 was as follows:

			Six months ended	Six months ended
			March 31, 2010	March 31, 2009

PIK balance at beginning of period			$12,059,478	$5,367,032
Gross PIK interest accrued			5,187,143	4,170,923
PIK income reserves			(920,196)	(453,436)
PIK interest received in cash			(635,194)	(163,575)
Loan exits and other PIK adjustments			(1,143,830)	—

PIK balance at end of period			$14,547,401	$8,920,944

     Two investments did not pay all of their scheduled monthly cash interest payments for the three months ended March 31, 2010. As of March 31, 2010, the Company had stopped accruing PIK interest and original issue discount (“OID”) on four investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. As of March 31, 2009, the Company had stopped accruing PIK interest and OID on four investments, including two investments that had not paid all of their scheduled monthly cash interest payments.
     Income non-accrual amounts for the three and six months ended March 31, 2010 and March 31, 2009 were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Cash interest income	$1,311,024	$632,071	$2,445,588	$902,578
PIK interest income	451,313	249,035	920,196	453,436
OID income	103,911	97,350	207,822	194,700

Total	$1,866,248	$978,456	$3,573,606	$1,550,714

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
     At September 30, 2009, the Company had a net loss carryforward of $1.5 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable/distributable income for the three and six months ended March 31, 2010.

	Three months ended	Six months ended
	March 31, 2010	March 31, 2010

Net increase in net assets resulting from operations	$9,475,000	$18,929,000
Net change in unrealized appreciation from investments	(1,177,000)	(2,176,000)
Book/tax difference due to deferred loan origination fees, net	187,000	4,161,000
Book/tax difference due to organizational and deferred offering costs	(22,000)	(44,000)
Book/tax difference due to interest income on certain loans	958,000	1,745,000
Book/tax difference due to capital losses not recognized	2,908,000	2,802,000
Other book-tax differences	(11,000)	67,000

Taxable/Distributable Income (1)	$12,318,000	$25,484,000

(1)	The Company’s taxable income for 2010 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2010. Therefore, the final taxable income may be different than the estimate.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     To date, the Company’s Board of Directors declared, and the Company paid, the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
     For income tax purposes, the Company estimates that these distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2010. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
     As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008 and 2009, the Company incurred a de minimis federal excise tax for those calendar years.
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
     During the six months ended March 31, 2010, the Company recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of its interest in CPAC, Inc., and received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods. During the six months ended March 31, 2009, the Company recorded $12.4 million of realized losses on two of its portfolio company investments in connection with the determination that such investments were permanently impaired based on, among other things, analysis of changes in each portfolio company’s business operations and prospects.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 6, 2010, the Company announced that the Investment Adviser has voluntarily agreed to take the following actions:
•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee waived was approximately $727,000; and

•	To permanently waive that portion of its base management fee attributable to the Company’s assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.
For purposes of the waiver, cash and cash equivalents is as defined in the notes to the Company’s Consolidated Financial Statements.
     For the three and six months ended March 31, 2010, the net base management fee was approximately $2.3 million and $3.9 million, respectively. For the three and six months ended March 31, 2009, the net base management fee was approximately $1.5 million and $2.9 million, respectively. At March 31, 2010, the Company had a liability on its balance sheet in the amount of approximately $2.3 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
     The second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on September 30, 2008, and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The incentive fee determined as of September 30, 2008 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
     For the three and six months ended March 31, 2010, the incentive fee was approximately $2.8 million and $4.9 million, respectively. For the three and six months ended March 31, 2009, the incentive fee was approximately $1.9 million and $3.9 million, respectively. At March 31, 2010, the Company had a liability on its balance sheet in the amount of approximately $2.8 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
   Administration Agreement
     The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for the Company by its chief compliance officer, Bernard D. Berman, given his compensation arrangement with the Investment Adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and six months ended March 31, 2010, the Company incurred administrative expenses of approximately $0.6 million and $1.0 million, respectively. At March 31, 2010, the Company had a liability on its balance sheet in the amount of approximately $0.6 million reflecting the unpaid portion of administrative expenses due to FSC, Inc.
Note 12. Financial Highlights

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
Per share data (2):	March 31, 2010 (1)	March 31, 2009 (1)	March 31, 2010 (1)	March 31, 2009 (1)
Net asset value at beginning of period	$10.82	$11.86	$10.84	$13.02
Dividends declared	(0.30)	—	(0.57)	(0.70)
Issuance of common stock	(0.04)	(0.04)	(0.04)	(0.03)
Repurchases of common stock	—	—	—	(0.02)
Net investment income	0.26	0.33	0.48	0.69
Unrealized appreciation (depreciation) on investments	0.03	0.33	0.06	(0.47)
Realized loss on investments	(0.07)	(0.54)	(0.07)	(0.55)
Net asset value at end of period	$10.70	$11.94	$10.70	$11.94

Per share market value at beginning of period	$10.74	$7.55	$10.93	$10.05
Per share market value at end of period	$11.61	$7.74	$11.61	$7.74
Total return (3)	10.89%	2.52%	11.44%	(16.02%)
Common shares outstanding at beginning of period	37,923,407	22,641,615	37,878,987	22,614,289
Common shares outstanding at end of period	45,282,596	22,802,821	45,282,596	22,802,821

Stockholders’ equity at beginning of period	$410,257,351	$268,548,431	$410,556,071	$294,335,839
Stockholders’ equity at end of period	$484,397,005	$272,352,706	$484,397,005	$272,352,706
Average stockholders’ equity (4)	$456,501,106	$270,633,268	$432,914,471	$277,946,883
Ratio of total expenses, excluding interest expense, to average stockholders’ equity (5)	5.68%	6.45%	5.18%	6.23%
Ratio of total expenses to average stockholders’ equity (5)	5.91%	6.64%	5.35%	6.35%
Ratio of net investment income to average stockholders’ equity (5)	9.96%	11.22%	9.06%	11.33%
Total return to stockholders based on average stockholders’ equity	8.42%	4.25%	8.77%	(5.36%)
Ratio of portfolio turnover to average investments at fair value	1.00%	0.00%	1.18%	0.00%
Weighted average outstanding debt (6)	$11,928,015	$—	$6,151,216	$—

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Calculated based upon the daily weighted average stockholders’ equity for the period.

(5)	Interim periods are annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Preferred Stock
     The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008, the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors at that time. For the three months ended June 30, 2008, the Company paid dividends of approximately $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payments were considered to be, and included in, interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 was considered to be, and was included in, interest expense for accounting purposes due to the stock’s mandatory redemption feature. As of March 31, 2010, no preferred stock was outstanding.
Note 14. Subsequent Events
     On April 2, 2010, ADAPCO, Inc. drew $2.0 million on its credit line. Prior to the draw, the Company’s unfunded commitment to ADAPCO was $6.5 million.
     On April 7, 2010, Trans-Trade, Inc. drew $0.5 million on its previously undrawn credit line. Prior to the draw, the Company’s unfunded commitment to Trans-Trade was $2.0 million.
     On April 20, 2010, Vanguard Vinyl, Inc. repaid $0.25 million on its credit line. Prior to the repayment, the Company’s unfunded commitment to Vanguard Vinyl was $0.75 million.
     On April 20, 2010, at the Company’s 2010 Annual Meeting, its stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.
     On March 24, 2010, the Company’s SBIC subsidiary received an approval from the SBA to draw an aggregate of $37.5 million under its outstanding SBA commitment of $75 million. On April 21, 2010, the Company’s SBIC subsidiary drew $17.5 million from its SBA commitment to use to fund future transactions.
     On April 30, 2010, the Company notified ING Capital LLC that the financing commitment for a syndicated three year revolving credit facility for up to $150 million had been terminated. However, the Company continues to discuss with ING the possibility of entering into an ING-led credit facility on more favorable terms.
     On April 30, 2010, the Company closed an $11.0 million senior secured debt facility to support the acquisition of a technology-based marketing services company. The investment is backed by a private equity sponsor and $9.0 million was funded at closing. The terms of this investment include a $2.0 million revolver at an interest rate of LIBOR plus 6.0% per annum with a 3% LIBOR floor, a $5.0 million Term Loan A at an interest rate of LIBOR plus 7.0% per annum with a 3% LIBOR floor, and a $4.0 million Term Loan B at an interest rate of LIBOR plus 9.0% per annum in cash with a 3% LIBOR floor and 1.5% PIK. This is a first lien facility with a scheduled maturity of five years.
     On May 3, 2010, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on June 30, 2010 to stockholders of record on May 20, 2010.
     On May 3, 2010, the Company closed a $35.5 million senior secured debt facility to support the acquisition of a healthcare equipment manufacturing company. The investment is backed by a private equity sponsor and $31.5 million was funded at closing. The terms of this investment include a $5.0 million revolver at an interest rate of LIBOR plus 7.0% per annum with a 3% LIBOR floor and a $30.5 million Term Loan at an interest rate of LIBOR plus 9.75% per annum in cash with a 3% LIBOR floor and 1.0% PIK. This is a first lien facility with a scheduled maturity of five years.

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
     On January 27, 2010, we completed a follow-on public offering of 7,000,000 shares of our common stock, which did not include the underwriters’ exercise of their over-allotment option, at the offering price of $11.20 per share. On February 25, 2010, we sold 300,500 shares of our common stock at the offering price of $11.20 per share upon the underwriters’ exercise of their over-allotment option in connection with this offering.
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
     Despite the economic uncertainty, our deal pipeline remains robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

As evidenced by our recent investment activities, we expect to grow the business in part by increasing the average investment size when and where appropriate. At the same time, we expect to focus more on first lien transactions. We also expect to invest in more floating rate facilities, with rate floors, to protect against interest rate decreases.
     Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Furthermore, because our common stock has at times traded at a price below our current net asset value per share and we are not generally able under the 1940 Act to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
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
     The fair value of all of our investments at March 31, 2010 and September 30, 2009 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

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
     An independent valuation firm, Murray, Devine & Co., Inc., provided us with assistance in our determination of the fair value of 91.9% of our portfolio for the quarter ended December 31, 2007, 92.1% of our portfolio for the quarter ended March 31, 2008, 91.7% of our portfolio for the quarter ended June 30, 2008, 92.8% of our portfolio for the quarter ended September 30, 2008, 100% of our portfolio for the quarter ended December 31, 2008, 88.7% of our portfolio for the quarter ended March 31, 2009 (or 96% of our portfolio excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009 and therefore was not part of the independent valuation process), 92.1% of our portfolio for the quarter ended June 30, 2009, 28.1% of our portfolio for the quarter ended September 30, 2009, 17.2% of our portfolio for the quarter ended December 31, 2009 (or 24.8% of our portfolio excluding the four investments that closed in late December and therefore were not part of the independent valuation process), and 26.9% of our portfolio for the quarter ended March 31, 2010.
     Our $50 million credit facility with Bank of Montreal was terminated effective September 16, 2009. The facility required independent valuations for at least 90% of the portfolio on a quarterly basis. With the termination of this facility, this requirement is no longer applicable to us. However, we still intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued on an annual basis.
     As of March 31, 2010 and September 30, 2009, approximately 93.9% and 72.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
   Fee Income
     We receive a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing fees, are classified as fee income and recognized as they are earned on a monthly basis.

     As of March 31, 2010, we were entitled to receive approximately $7.9 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to us, previously were to be recognized by us on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees, all of which were originated in 2008 and 2009, have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, we recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable. Additionally, we include the cash flows of contractual exit fees that we determine are probable of collection in determining the fair value of our loans. We believe the effect of this cumulative adjustment in the quarter ended December 31, 2009 was not material to our financial statements as of any date or for any period.
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
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was approximately $14.5 million and represented 3% of the fair value of our portfolio of investments as of March 31, 2010 and approximately $12.1 million or 4% as of September 30, 2009. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31,	September 30,
	2010	2009

Cost:
First lien debt	67.50%	46.82%
Second lien debt	30.77%	50.08%
Purchased equity	0.65%	1.27%
Equity grants	1.06%	1.83%
Limited partnership interests	0.02%	0.00%

Total	100.00%	100.00%

	March 31,	September 30,
	2010	2009

Fair value:
First lien debt	68.94%	47.40%
Second lien debt	29.93%	51.37%
Purchased equity	0.06%	0.17%
Equity grants	1.04%	1.06%
Limited partnership interests	0.03%	0.00%

Total	100.00%	100.00%

     The industry composition of our portfolio at cost and fair value were as follows:

	March 31,	September 30,
	2010	2009

Cost:
Healthcare services	12.38%	15.53%
Healthcare equipment	9.35%	0.00%
Healthcare technology	7.60%	11.37%
Home improvement retail	6.57%	0.00%
Education services	6.18%	0.00%
Fertilizers & agricultural chemicals	5.49%	0.00%
Footwear and apparel	4.72%	6.85%
Food retail	4.05%	0.00%
Construction and engineering	4.03%	5.89%
Emulsions manufacturing	3.58%	3.59%
Trailer leasing services	3.51%	5.21%
Restaurants	3.40%	6.20%
Manufacturing — mechanical products	3.13%	4.71%
Data processing and outsourced services	2.73%	4.12%
Merchandise display	2.71%	3.98%
Home furnishing retail	2.65%	3.93%
Housewares & specialties	2.48%	3.68%
Media — Advertising	2.31%	4.10%
Air freight and logistics	2.26%	3.29%
Capital goods	2.08%	3.05%
Food distributors	1.86%	2.73%
Environmental & facilities services	1.83%	2.73%
Building products	1.80%	2.14%
Entertainment — theaters	1.64%	2.32%
Leisure facilities	1.44%	2.20%
Household products/ specialty chemicals	0.21%	2.38%
Multi-sector holdings	0.01%	0.00%

Total	100.00%	100.00%

	March 31,	September 30,
	2010	2009

Fair value:
Healthcare services	13.46%	17.21%
Healthcare equipment	9.91%	0.00%
Healthcare technology	7.94%	12.27%
Home improvement retail	6.93%	0.00%
Education services	6.52%	0.00%
Fertilizers & agricultural chemicals	5.80%	0.00%
Footwear and apparel	4.93%	7.37%
Food retail	4.27%	0.00%
Emulsions manufacturing	3.84%	4.05%
Construction and engineering	3.65%	5.96%
Manufacturing — mechanical products	3.22%	5.03%
Restaurants	3.16%	5.94%
Data processing and outsourced services	2.83%	4.44%
Merchandise display	2.81%	4.36%
Air freight and logistics	2.41%	3.60%
Media — Advertising	2.39%	4.37%
Home furnishing retail	2.12%	3.45%
Capital goods	2.09%	3.26%
Food distributors	1.93%	3.00%
Housewares & specialties	1.77%	1.90%
Entertainment — theaters	1.76%	2.52%
Trailer leasing services	1.75%	3.29%
Building products	1.62%	2.06%
Leisure facilities	1.54%	2.38%
Environmental & facilities services	1.12%	2.04%
Household products/ specialty chemicals	0.22%	1.50%
Multi-sector holdings	0.01%	0.00%

Total	100.00%	100.00%

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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of March 31, 2010 and September 30, 2009:

	March 31, 2010			September 30, 2009
		Percentage of	Leverage		Percentage of	Leverage
	Fair Value	Total Portfolio	Ratio	Fair Value	Total Portfolio	Ratio
1	$69,063,489	14.99%	3.19	$22,913,497	7.65%	1.70
2	368,161,388	79.88%	4.29	248,506,393	82.94%	4.34
3	7,403,679	1.61%	12.53	6,122,236	2.04%	10.04
4	—	0.00%	—	16,377,904	5.47%	8.31
5	16,236,840	3.52%	NM (1)	5,691,107	1.90%	NM (1)

Total	$460,865,396	100.00%	4.25	$299,611,137	100.00%	4.42

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in nine of our portfolio companies as of March 31, 2010. Such modified terms include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
          Two investments did not pay all of their scheduled monthly cash interest payments for the three months ended March 31, 2010. As of March 31, 2010, we had stopped accruing PIK interest and original issue discount (“OID”) on four investments, including the two investments that had not paid all of their scheduled monthly cash interest payments. As of March 31, 2009, we had stopped accruing PIK interest and OID on four investments, including two investments that had not paid all of their scheduled monthly cash interest payments.
          Income non-accrual amounts for the three and six months ended March 31, 2010 and March 31, 2009 were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Cash interest income	$1,311,024	$632,071	$2,445,588	$902,578
PIK interest income	451,313	249,035	920,196	453,436
OID income	103,911	97,350	207,822	194,700

Total	$1,866,248	$978,456	$3,573,606	$1,550,714

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
   Comparison of the three and six months ended March 31, 2010 and March 31, 2009
   Total Investment Income
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
          Total investment income for the three months ended March 31, 2010 and March 31, 2009 was approximately $17.9 million and $11.9 million, respectively. For the three months ended March 31, 2010, this amount primarily consisted of approximately $16.4 million of interest income from portfolio investments (which included approximately $2.3 million of PIK interest), and $1.5 million of fee income. For the three months ended March 31, 2010, fee income included approximately $23,000 of income from accrued exit fees. For the three months ended March 31, 2009, total investment income primarily consisted of approximately $11.2 million of interest income from portfolio investments (which included approximately $1.9 million of PIK interest), and $0.7 million of fee income. No exit fee income was recognized during the three months ended March 31, 2009.
          Total investment income for the six months ended March 31, 2010 and March 31, 2009 was approximately $31.1 million and $24.5 million, respectively. For the six months ended March 31, 2010, this amount primarily consisted of approximately $28.5 million of interest income from portfolio investments (which included approximately $4.3 million of PIK interest), $2.4 million of fee income and $0.2 million of interest income from cash and cash equivalents. For the six months ended March 31, 2010, fee income included approximately $50,000 of income from accrued exit fees. For the six months ended March 31, 2009, total investment income primarily consisted of approximately $22.6 million of interest income from portfolio investments (which included approximately $3.7 million of PIK interest), $1.8 million of fee income and $0.1 million of interest income from cash and cash equivalents. No exit fee income was recognized during the six months ended March 31, 2009.
          The increase in our total investment income for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of eight investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.
   Expenses
          Expenses for the three months ended March 31, 2010 and March 31, 2009 were approximately $6.7 million and $4.4 million, respectively. Expenses increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 by approximately $2.3 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense and other general and administrative expenses.
          Expenses (net of the waived portion of the base management fee) for the six months ended March 31, 2010 and March 31, 2009 were approximately $11.5 million and $8.8 million, respectively. Expenses increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 by approximately $2.7 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense and other general and administrative expenses.
          The increase in the base management fee resulted from an increase in our total assets net of cash and cash equivalents, as reflected in the growth of the investment portfolio offset partially by our investment adviser’s unilateral decision to waive approximately $727,000 of the base management fee during the six months ended March 31, 2010. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
   Net Investment Income
          As a result of the $6.0 million increase in total investment income as compared to the $2.3 million increase in total expenses, net investment income for the three months ended March 31, 2010 reflected a $3.7 million, or 49.7%, increase compared to the three months ended March 31, 2009.
          As a result of the $6.6 million increase in total investment income as compared to the $2.7 million increase in total expenses, net investment income for the six months ended March 31, 2010 reflected a $3.9 million, or 24.6%, increase compared to the six months ended March 31, 2009.
   Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the six months ended March 31, 2010, we recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of our interest in CPAC, Inc., and received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods. During the six months ended March 31, 2009, we recorded $12.4 million of realized losses on two of our portfolio company investments in connection with the determination that such investments were permanently impaired based on, among other things, analysis of changes in each portfolio company’s business operations and prospects.

   Net Change in Unrealized Appreciation or Depreciation on Investments
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
          During the three months ended March 31, 2010, we recorded net unrealized appreciation of $1.2 million. This consisted of $3.3 million of reclassification to realized losses relating to the sale of CPAC, Inc. described above and $1.1 million of net unrealized appreciation on equity investments, partially offset by $3.2 million of net unrealized depreciation on debt investments. During the three months ended March 31, 2009, we recorded net unrealized appreciation of $7.7 million. This consisted of $12.4 million of reclassification to realized losses relating to the impairments described above, partially offset by $4.4 million of net unrealized depreciation on debt investments and $0.3 million of net unrealized depreciation on equity investments.
          During the six months ended March 31, 2010, we recorded net unrealized appreciation of $2.2 million. This consisted of $3.3 million of reclassification to realized losses relating to the sale of CPAC, Inc. described above and $0.9 million of net unrealized appreciation on equity investments, partially offset by $2.0 million of net unrealized depreciation on debt investments. During the six months ended March 31, 2009, we recorded net unrealized depreciation of $10.7 million. This consisted of $21.0 million of net unrealized depreciation on debt investments and $2.1 million of net unrealized depreciation on equity investments, partially offset by $12.4 million of reclassification to realized losses relating to the impairments described above.
   Financial Condition, Liquidity and Capital Resources
   Cash Flows
          We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.
          For the six months ended March 31, 2010, we experienced a net decrease in cash and cash equivalents of $89.7 million. During that period, we used $144.4 million of cash in operating activities, primarily for the funding of $177.4 million of investments, partially offset by $4.2 million of cash proceeds from the sale of investments, $11.3 million of principal payments received and $19.6 million of net investment income. During the same period cash provided by financing activities was $54.7 million, primarily consisting of $78.1 million of proceeds from the issuance of our common stock, partially offset by $22.6 million of cash distributions paid and $0.8 million of offering costs paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit facilities, as we deem appropriate.
          For the six months ended March 31, 2009, we experienced a net decrease in cash and equivalents of $19.2 million. During that period, we used $25.4 million of cash in operating activities, primarily for the funding of $47.9 million of investments, partially offset by $11.2 million of principal payments received and $15.7 million of net investment income. During the same period cash provided by financing activities was $6.2 million, primarily consisting of $21.0 million of net borrowings from our credit facility, partially offset by $14.1 million of cash distributions paid and $0.5 million paid to repurchase shares of our common stock on the open market.
          As of March 31, 2010, we had $23.5 million in cash and cash equivalents, portfolio investments (at fair value) of $460.9 million, $4.6 million of interest and fees receivable, no borrowings outstanding under our credit facility (the “Facility”) with Wachovia Bank, N.A., a Wells Fargo company (“Wachovia”), in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million, and unfunded commitments of $35.4 million.
          As of September 30, 2009, we had $113.2 million in cash and cash equivalents, portfolio investments (at fair value) of $299.6 million, $2.9 million of interest receivable, no borrowings outstanding and unfunded commitments of $9.8 million.
   Significant capital transactions that occurred from October 1, 2008 through March 31, 2010

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
          On September 16, 2009, as a result of our election, the $50 million Bank of Montreal credit facility was terminated.
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
          On November 16, 2009, we entered into the Facility with Wachovia in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million, and bears interest at LIBOR plus 4% per annum. During the six months ended March 31, 2010, we borrowed $38.0 million under the Facility. No borrowings remained outstanding at March 31, 2010.
          On January 12, 2010, our Board of Directors declared a distribution of $0.30 per share of common stock payable to stockholders of record as of March 3, 2010. On March 30, 2010, we paid a cash distribution of $12.9 million and issued 58,689 shares of common stock totaling $0.7 million under the dividend reinvestment plan.
          On January 27, 2010, we completed a public offering of 7,000,000 shares of common stock at a price of $11.20 per share, raising approximately $78.4 million in gross proceeds. On February 25, 2010, we sold 300,500 shares of common stock at a price of $11.20 per share upon the underwriters’ exercise of their over-allotment option in connection with this offering, raising an additional $3.4 million in gross proceeds.

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
          In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Distributions” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings under the Facility. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
          Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2010, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
          Finally, in light of the conditions in the financial markets and the U.S. economy overall, we, through a wholly-owned subsidiary, sought and obtained a license from the SBA to operate an SBIC.

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
          SBA regulations currently limit the amount that our SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2010, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $75 million. Our SBIC subsidiary will not be able to access more than half of the commitment until it is examined by the SBA, and we cannot predict the timing for completion of an examination by the SBA.
          We applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.
   Borrowings
          On November 16, 2009, Fifth Street Funding, LLC, our wholly-owned bankruptcy remote, special purpose subsidiary, or Funding, and we, entered into a Loan and Servicing Agreement, or the Loan Agreement, with respect to the Facility with Wachovia, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million. The Facility is secured by all of the assets of Funding, and all of our equity interest in Funding. The Facility bears interest at LIBOR plus 4% per annum and has a maturity date of November 16, 2012. The Facility may be extended for up to two additional years upon the mutual consent of Wells Fargo Securities, LLC and each of the lender parties thereto. We intend to use the net proceeds of the Facility to fund a portion of our loan origination activities and for general corporate purposes.

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
          The Loan Agreement and related agreements governing the Facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Facility agreements also include usual and customary default provisions such as the failure to make timely payments under the Facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Loan Agreement and related agreements governing the Facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
          Each loan origination under the Facility is subject to the satisfaction of certain conditions. We cannot assure you that Funding will be able to borrow funds under the Facility at any particular time or at all.
          Since our inception we have had funds available under the following agreements which we repaid or terminated:
          Note Agreements. We received loans of $10 million on March 31, 2007 and $5 million on March 30, 2007 from Bruce E. Toll, a former member of our Board of Directors, on each occasion for the purpose of funding our investments in portfolio companies. These note agreements accrued interest at 12% per annum. On April 3, 2007, we repaid all outstanding borrowings under these note agreements.
          Loan Agreements. On January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5% per annum, with a one year maturity date. The secured revolving credit facility was secured by our existing investments. On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR plus 3.25% per annum and a term of 364 days. On September 16, 2009, as a result of our election, this credit facility was terminated.
          On April 2, 2007, we entered into a $50 million loan agreement with Wachovia, which was available for funding investments. The borrowings under the loan agreement accrued interest at LIBOR plus 0.75% per annum and had a maturity date in April 2008. In order to obtain such favorable rates, Mr. Toll, a former member of our Board of Directors, Mr. Tannenbaum, our chief executive officer, and FSMPIII GP, LLC, the general partner of our predecessor fund, each guaranteed our repayment of the $50 million loan. We paid Mr. Toll a fee of 1% per annum of the $50 million loan for such guarantee, which was paid quarterly or monthly at our election. Mr. Tannenbaum and FSMPIII GP received no compensation for their respective guarantees. As of November 27, 2007, we repaid and terminated this loan with Wachovia.
   Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2010, our only off-balance sheet arrangements consisted of $35.4 million of unfunded commitments, which was comprised of $32.5 million to provide debt financing to certain of our portfolio companies and $2.9 million related to unfunded limited partnership interests. As of September 30, 2009, our only off-balance sheet arrangements consisted of $9.8 million of unfunded commitments, which was comprised of $7.8 million to provide debt financing to certain of our portfolio companies and $2.0 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet and are not reflected on our Consolidated Balance Sheets.
   Contractual Obligations
           As discussed herein, on November 16, 2009, we entered into the Facility with Wachovia, in the amount of $50 million with an accordion feature, which allows for potential future expansion of the Facility up to $100 million. The Facility bears interest at LIBOR plus 4% per annum and has a maturity date of November 16, 2012. As of March 31, 2010, we had no borrowings outstanding under the Facility. We also gave notice of termination, effective September 16, 2009, to Bank of Montreal with respect to our existing $50 million revolving credit facility with Bank of Montreal and, as a result, this facility was terminated on such date. The revolving credit facility with Bank of Montreal had an interest rate of LIBOR plus 3.25%.
          A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2010 and September 30, 2009 is shown in the table below:

	March 31, 2010	September 30, 2009

Storyteller Theaters Corporation	$1,500,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	2,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	917,031	1,000,000
ADAPCO, Inc.	6,500,000	—
AmBath/ReBath Holdings, Inc.	2,250,000	—
JTC Education, Inc.	10,000,000	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	750,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—

Total	$35,383,391	$9,750,000

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
          To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2010). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008 and 2009. In addition, we may incur a U.S. federal excise tax in future years. We intend to make distributions to our stockholders on a quarterly basis of between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, in future periods, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the financial covenants under our loan agreement with Wachovia could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
          We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the Facility. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
   Related Party Transactions
          We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance. Our investment adviser has agreed to permanently waive that portion of its base management fee attributable to our assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
          The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the investment advisory agreement in December 2007, we have paid our investment adviser approximately $8.4 million and $13.7 million for the fiscal years ended September 30, 2008 and September 30, 2009, respectively, and approximately $9.5 million for the six months ended March 31, 2010, under the investment advisory agreement.
          Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, and chief compliance officer, and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the administration agreement in December 2007, we have paid FSC, Inc. approximately $1.6 million and $1.3 million for the fiscal years ended September 30, 2008 and September 30, 2009, respectively, and approximately $0.6 million for the six months ended March 31, 2010, under the administration agreement.
          We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, its managing member.

   Recent Developments
          On April 2, 2010, ADAPCO, Inc. drew $2.0 million on its credit line. Prior to the draw, our unfunded commitment to ADAPCO was $6.5 million.
          On April 7, 2010, Trans-Trade, Inc. drew $0.5 million on its previously undrawn credit line. Prior to the draw, our unfunded commitment to Trans-Trade was $2.0 million.
          On April 20, 2010, Vanguard Vinyl, Inc. repaid $0.25 million on its credit line. Prior to the repayment, our unfunded commitment to Vanguard Vinyl was $0.75 million.
          On April 20, 2010, at our 2010 Annual Meeting, our stockholders approved, among other things, amendments to our restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove our authority to issue shares of Series A Preferred Stock.
          On March 24, 2010, our SBIC subsidiary received an approval from the SBA to draw an aggregate of $37.5 million under its outstanding SBA commitment of $75 million. On April 21, 2010, our SBIC subsidiary drew $17.5 million from its SBA commitment to use to fund future transactions.
          On April 30, 2010, we notified ING Capital LLC that the financing commitment for a syndicated three year revolving credit facility for up to $150 million had been terminated. However, we continue to discuss with ING the possibility of entering into an ING-led credit facility on more favorable terms.
          On April 30, 2010, we closed an $11.0 million senior secured debt facility to support the acquisition of a technology-based marketing services company. The investment is backed by a private equity sponsor and $9.0 million was funded at closing. The terms of this investment include a $2.0 million revolver at an interest rate of LIBOR plus 6.0% per annum with a 3% LIBOR floor, a $5.0 million Term Loan A at an interest rate of LIBOR plus 7.0% per annum with a 3% LIBOR floor, and a $4.0 million Term Loan B at an interest rate of LIBOR plus 9.0% per annum in cash with a 3% LIBOR floor and 1.5% PIK. This is a first lien facility with a scheduled maturity of five years.
          On May 3, 2010, our Board of Directors declared a dividend of $0.32 per share, payable on June 30, 2010 to stockholders of record on May 20, 2010.
          On May 3, 2010, we closed a $35.5 million senior secured debt facility to support the acquisition of a healthcare equipment manufacturing company. The investment is backed by a private equity sponsor and $31.5 million was funded at closing. The terms of this investment include a $5.0 million revolver at an interest rate of LIBOR plus 7.0% per annum with a 3% LIBOR floor and a $30.5 million Term Loan at an interest rate of LIBOR plus 9.75% per annum in cash with a 3% LIBOR floor and 1.0% PIK. This is a first lien facility with a scheduled maturity of five years.
   Recently Issued Accounting Standards
          See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of March 31, 2010, approximately 17.6% of our debt investment portfolio (at fair value) and 17.2% of our debt investment portfolio (at cost) bore interest at floating rates. As of March 31, 2010, we had not entered into any interest rate hedging arrangements. At March 31, 2010, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
          Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by approximately $10 million.
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
          Other than the change made to our accounting policy to recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable, as disclosed in our quarterly report on Form 10-Q for the period ended December 31, 2009, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
          Except as described below, there have been no material changes during the three months ended March 31, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2009 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
We have identified deficiencies in our internal control over financial reporting from time to time. Future control deficiencies could prevent us from accurately and timely reporting our financial results.
           We have identified deficiencies in our internal control over financial reporting from time to time, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
           Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.
If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies defaults on their indebtedness.
           As of March 31, 2010, all of our debt investments were secured by first or second priority liens on the assets of our portfolio companies. However, we may make unsecured debt investments in portfolio companies in the future. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.
If we invest in the securities and other obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than expected investment values or income potentials and resale restrictions.
           We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished.
           We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.
           Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We issued a total of 58,689 shares of common stock under our dividend reinvestment plan during the three months ended March 31, 2010. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $0.7 million.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 21, 2010

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.

Date: May 5, 2010	/s/ Leonard M. Tannenbaum Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: May 5, 2010	/s/ William H. Craig William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 21, 2010

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith.