Form 10-Q
period 2010-06-30
Fifth Street Finance Corp
filed 2010-08-04
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
     The registrant had 54,524,865 shares of common stock outstanding as of July 31, 2010.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	June 30, 2010	September 30, 2009
Assets

Investments at fair value:
Control investments (cost 6/30/10: $12,045,029; cost 9/30/09: $12,045,029)	$4,000,000	$5,691,107
Affiliate investments (cost 6/30/10: $54,574,241; cost 9/30/09: $71,212,035)	49,674,035	64,748,560
Non-control/Non-affiliate investments (cost 6/30/10: $467,561,254; cost 9/30/09: $243,975,221)	441,140,814	229,171,470
Total investments at fair value (cost 6/30/10: $534,180,524; cost 9/30/09: $327,232,285)	494,814,849	299,611,137

Cash and cash equivalents	106,676,641	113,205,287
Interest and fees receivable	4,734,422	2,866,991
Due from portfolio company	96,265	154,324
Deferred financing costs	4,788,358	—
Prepaid expenses and other assets	94,574	49,609

Total Assets	$611,205,109	$415,887,348

Liabilities and Net Assets

Liabilities:
Accounts payable, accrued expenses and other liabilities	$332,802	$723,856
Base management fee payable	2,522,642	1,552,160
Incentive fee payable	3,008,075	1,944,263
Due to FSC, Inc.	863,638	703,900
Interest payable	139,696	—
Payments received in advance from portfolio companies	38,517	190,378
Offering costs payable	337,902	216,720
SBA debentures payable	35,000,000	—
Total Liabilities	42,243,272	5,331,277

Net Assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 54,524,865 and 37,878,987 shares issued and outstanding at June 30, 2010 and September 30, 2009	545,249	378,790
Additional paid-in-capital	619,472,834	439,989,597
Net unrealized depreciation on investments	(39,365,671)	(27,621,147)
Net realized loss on investments	(17,112,797)	(14,310,713)
Accumulated undistributed net investment income	5,422,222	12,119,544
Total Net Assets (equivalent to $10.43 and $10.84 per common share at June 30, 2010 and September 30, 2009) (Note 12)	568,961,837	410,556,071

Total Liabilities and Net Assets	$611,205,109	$415,887,348
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2010	2009	2010	2009
Interest income:
Control investments	$—	$—	$182,827	$—
Affiliate investments	1,749,167	2,763,106	6,266,072	8,131,504
Non-control/Non-affiliate investments	13,200,823	7,338,407	32,749,087	20,815,516
Interest on cash and cash equivalents	6,826	710	208,009	90,665
Total interest income	14,956,816	10,102,223	39,405,995	29,037,685

PIK interest income:
Control investments	—	—	—	—
Affiliate investments	292,702	448,625	947,851	1,245,471
Non-control/Non-affiliate investments	2,118,339	1,402,118	5,730,137	4,322,759
Total PIK interest income	2,411,041	1,850,743	6,677,988	5,568,230

Fee income:
Control investments	—	—	—	—
Affiliate investments	536,678	244,590	1,215,716	948,761
Non-control/Non-affiliate investments	1,117,529	629,874	2,797,532	1,741,950
Total fee income	1,654,207	874,464	4,013,248	2,690,711

Dividend and other income:
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/Non-affiliate investments	384,994	11,458	407,660	11,458
Other income	—	—	—	35,396
Total dividend and other income	384,994	11,458	407,660	46,854

Total Investment Income	19,407,058	12,838,888	50,504,891	37,343,480

Expenses:
Base management fee	2,522,642	1,477,828	7,126,523	4,336,582
Incentive fee	3,008,075	1,971,894	7,896,901	5,896,316
Professional fees	174,069	500,194	804,688	1,303,062
Board of Directors fees	30,500	45,000	111,500	133,250
Interest expense	492,945	261,656	845,065	430,015
Administrator expense	357,138	189,027	927,762	610,625
General and administrative expenses	789,388	505,714	1,931,912	1,048,365
Total expenses	7,374,757	4,951,313	19,644,351	13,758,215
Base management fee waived	—	—	(727,067)	—
Net expenses	7,374,757	4,951,313	18,917,284	13,758,215

Net Investment Income	12,032,301	7,887,575	31,587,607	23,585,265

Unrealized appreciation (depreciation) on investments:
Control investments	(4,171,182)	—	(1,691,107)	—
Affiliate investments	(2,422,104)	348,604	1,305,738	(2,399,000)
Non-control/Non-affiliate investments	(7,327,243)	(2,298,343)	(11,359,155)	(10,283,443)
Net unrealized depreciation on investments	(13,920,529)	(1,949,739)	(11,744,524)	(12,682,443)

Realized gain (loss) on investments:
Control investments	—	—	—	—
Affiliate investments	—	—	(2,908,084)	(4,000,000)
Non-control/Non-affiliate investments	—	—	106,000	(8,400,000)
Net realized loss on investments	—	—	(2,802,084)	(12,400,000)

Net increase (decrease) in net assets resulting from operations	$(1,888,228)	$5,937,836	$17,040,999	$(1,497,178)

Net investment income per common share — basic and diluted	$0.26	$0.35	$0.75	$1.04
Net unrealized depreciation per common share	(0.30)	(0.09)	(0.28)	(0.56)
Net realized loss per common share	—	—	(0.07)	(0.55)
Earnings per common share — basic and diluted	$(0.04)	$0.26	$0.40	$(0.07)
Weighted average common shares outstanding — basic and diluted	46,294,050	22,803,597	42,379,121	22,705,454
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009
Operations:
Net investment income	$31,587,607	$23,585,265
Net unrealized depreciation on investments	(11,744,524)	(12,682,443)
Net realized loss on investments	(2,802,084)	(12,400,000)

Net increase (decrease) in net assets from operations	17,040,999	(1,497,178)

Stockholder transactions:
Distributions to stockholders from net investment income	(38,284,929)	(21,516,132)

Net decrease in net assets from stockholder transactions	(38,284,929)	(21,516,132)

Capital share transactions:
Issuance of common stock	178,014,532	—
Issuance of common stock under dividend reinvestment plan	1,635,164	1,841,659
Repurchases of common stock	—	(462,482)

Net increase in net assets from capital share transactions	179,649,696	1,379,177
Total increase (decrease) in net assets	158,405,766	(21,634,133)
Net assets at beginning of period	410,556,071	294,335,839
Net assets at end of period	$568,961,837	$272,701,706

Net asset value per common share	$10.43	$11.95

Common shares outstanding at end of period	54,524,865	22,814,597
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,040,999	$(1,497,178)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used by operating activities:
Net unrealized depreciation on investments	11,744,524	12,682,443
Net realized loss on investments	2,802,084	12,400,000
PIK interest income	(6,677,988)	(5,568,230)
Recognition of fee income	(4,013,248)	(2,690,711)
Accretion of original issue discount on investments	(692,176)	(621,680)
Amortization of deferred financing costs	429,599	—
Other income	—	(35,396)
Change in operating Assets and Liabilities:
PIK interest income received in cash	781,888	267,118
Fee income received	8,134,378	3,079,636
Increase in interest and fees receivable	(1,867,431)	(542,846)
(Increase) decrease in due from portfolio company	58,059	(26,835)
Increase in prepaid expenses and other assets	(44,965)	(171,093)
Decrease in accounts payable, accrued expenses and other liabilities	(391,053)	(239,127)
Increase in base management fee payable	970,482	96,616
Increase in incentive fee payable	1,063,812	157,881
Increase (decrease) in due to FSC, Inc.	159,738	(126,681)
Increase (decrease) in interest payable	139,696	(27,619)
Decrease in payments received in advance from portfolio companies	(151,861)	(6,762)
Purchase of investments	(233,749,465)	(50,050,000)
Proceeds from the sale of investments	4,191,721	—
Principal payments received on investments (scheduled repayments and revolver paydowns)	15,491,792	5,178,301
Principal payments received on investments (payoffs)	6,782,778	8,350,000
Net cash used by operating activities	(177,796,637)	(19,392,163)
Cash flows from financing activities:
Dividends paid in cash	(36,649,765)	(19,674,473)
Repurchases of common stock	—	(462,482)
Borrowings under SBA debentures payable	35,000,000	—
Borrowings under credit facilities	43,000,000	29,500,000
Repayments of borrowings under credit facilities	(43,000,000)	(11,000,000)
Proceeds from the issuance of common stock	179,125,148	—
Deferred financing costs paid	(5,217,957)	—
Offering costs paid	(989,435)	(295,965)
Net cash provided (used) by financing activities	171,267,991	(1,932,920)
Net decrease in cash and cash equivalents	(6,528,646)	(21,325,083)
Cash and cash equivalents, beginning of period	113,205,287	22,906,376
Cash and cash equivalents, end of period	$106,676,641	$1,581,293

Supplemental Information:
Cash paid for interest	$351,326	$332,634
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,635,164	$1,841,659
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2010
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC (14)(15)	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$5,286,672	$4,728,589	$1,625,639
First Lien Term Loan B, 14.5% due 2/28/2013		8,265,695	6,906,440	2,374,361
97.38% membership interest			410,000	—

			12,045,029	4,000,000

Total Control Investments			$12,045,029	$4,000,000

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		10,850,157	$10,741,951	$10,744,743
First Lien Term Loan B, 16.875%, 3/21/2012		2,085,153	2,055,424	2,107,077
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	84,890
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—

			13,177,788	12,936,710

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,691,899	9,539,188	9,374,026
First Lien Term Loan B, 17.5% due 6/1/2012		5,033,519	4,880,504	4,827,568
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units (6)			771,575	—

			15,191,267	14,201,594

Martini Park, LLC (9)(14)(15)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,664,469	3,408,351	—
5% membership interest			650,000	—

			4,058,351	—

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		7,498,542	7,133,745	7,472,899
Second Lien Term Loan B, 16.5% due 2/25/2013		14,576,597	13,932,692	13,730,171
1,080,399 shares of Series A Preferred Stock			1,080,398	1,332,661

			22,146,835	22,535,731

Total Affiliate Investments			$54,574,241	$49,674,035

Non-Control/Non-Affiliate Investments (7)

CPAC, Inc. (9)	Household Products & Specialty Chemicals

Subordinated Term Loan, 17.5% due 4/13/2012		1,031,944	$1,031,944	$1,031,944

			1,031,944	1,031,944

Vanguard Vinyl, Inc. (9)	Building Products
First Lien Term Loan, 12% due 3/30/2013		7,000,000	6,827,373	5,876,292
First Lien Revolver, LIBOR+7% (10% floor) due 3/30/2013		1,250,000	1,207,895	1,028,066
25,641 Shares of Series A Preferred Stock			253,846	—
25,641 Shares of Common Stock			2,564	—

			8,291,678	6,904,358

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,832,673	3,562,108	3,564,629
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	426,825

			4,312,108	3,991,454

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 5/28/2015 (9)		19,766,773	19,508,615	19,385,571
Subordinated Loan, 15% due 5/28/2015		4,406,709	4,406,709	4,128,340
24,750 shares of Series B Preferred Stock			247,500	—
43,494 shares of Series D Preferred Stock (6)			434,937	—
25,000 shares of Common Stock			2,500	—

			24,600,261	23,513,911

Nicos Polymers & Grinding Inc. (9)(15)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,138,804	3,040,465	1,811,397
First Lien Term Loan B, 13.5% due 7/17/2012		6,129,138	5,713,125	3,307,264
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,921,676	5,118,661
TBA Global, LLC (9)	Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010			—	—
Second Lien Term Loan B, 14.5% due 8/3/2012		10,730,022	10,451,478	10,413,398
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	57,361

			10,859,430	10,686,734

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,375,000	1,368,996	1,360,145
First Lien Term Loan B, 15% due 8/8/2012		5,595,720	5,532,030	5,610,791
1,000 Common Units			42,908	101,614

			6,943,934	7,072,550

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,328,959	9,042,079	9,013,509

			9,042,079	9,013,509

Boot Barn (9)	Footwear and Apparel

Second Lien Term Loan, 14.5% due 10/3/2013		23,286,521	23,008,268	23,202,598
24,706 shares of Series A Preferred Stock			247,060	45,362
1,308 shares of Common Stock			131	—

			23,255,459	23,247,960

Premier Trailer Leasing, Inc. (9)(14)(15)	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		18,300,535	17,063,645	4,720,532
285 shares of Common Stock			1,140	—

			17,064,785	4,720,532

Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Capital Goods	10,020,563	9,870,785	9,868,418
33,463 shares of Common Stock			344,513	32,450

			10,215,298	9,900,868

Rose Tarlow, Inc. (9)(15)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,175,942	10,026,379	4,563,701
First Lien Revolver, 12% due 1/25/2014 (10)		1,550,000	1,540,743	701,299
0.00% membership interest in RTMH Acquisition Company (13)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company (13)			25,000	—

			12,867,122	5,265,000
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,270,853	8,164,068	8,231,690

			8,164,068	8,231,690

Rail Acquisition Corp. (15)	Manufacturing - Mechanical Products

First Lien Term Loan, 17% due 4/1/2013		15,495,781	15,111,757	12,489,413

			15,111,757	12,489,413

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Western Emulsions, Inc.	Emulsions Manufacturing
Second Lien Term Loan, 15% due 6/30/2014		17,749,585	17,518,364	17,486,416

			17,518,364	17,486,416

Storyteller Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,414,409	7,322,986	7,444,888
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		1,000,000	986,667	964,385
1,692 shares of Common Stock			169	61,613
20,000 shares of Preferred Stock			200,000	200,000

			8,509,822	8,670,886

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,462,970	7,283,661	7,268,185
First Lien Term Loan B, 13% due 7/17/2013		10,152,758	10,032,758	10,004,259
First Lien Revolver, 12% due 7/17/2013		500,000	488,000	507,437

			17,804,419	17,779,881

idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,519,576	13,265,538	12,976,121

			13,265,538	12,976,121

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,291,431	19,327,334	19,639,731
414,419 Common Units (6)			598,382	1,716,473

			19,925,716	21,356,204

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,000,000	4,929,605	5,082,845
First Lien Term Loan B, 16% due 3/31/2014		17,258,033	16,662,717	16,832,320
First Lien Revolver, 10% due 3/31/2014 (11)		—	(37,500)	(37,500)
453,755 Preferred units of IZI Holdings, LLC			453,755	632,056

			22,008,577	22,509,721
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		10,949,914	10,835,645	10,904,851
First Lien Revolver, 12% due 9/10/2014		1,000,000	966,667	1,005,295

			11,802,312	11,910,146

Riverlake Equity Partners II, LP	Multi-sector holdings
1.63% limited partnership interest			33,640	33,640

			33,640	33,640

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			135,825	135,825

			135,825	135,825

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		9,500,000	9,266,585	9,269,645
First Lien Term Loan B, 14% due 12/17/2014		14,153,153	13,800,339	13,835,203
First Lien Term Revolver, 10% due 12/17/2014		2,750,000	2,497,990	2,619,905

			25,564,914	25,724,753

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		9,750,000	9,507,011	9,184,505
First Lien Term Loan B, 15% due 12/30/2014		22,281,074	21,739,874	22,284,536
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		1,000,000	928,450	905,284

			32,175,335	32,374,325

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,250,000	30,395,559	30,672,902
First Lien Revolver, LIBOR+9.5% (12.5% floor) due 12/31/2014 (11)		—	(265,000)	(265,000)

			30,130,559	30,407,902

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		27,160,000	26,678,427	27,046,625
First Lien Term Loan B, 14% due 12/31/2014		21,986,399	21,594,372	21,770,463
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014 (11)		—	(70,667)	(70,667)

			48,202,132	48,746,421

Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,550,000	7,353,030	7,293,317
First Lien Term Loan B, 15% due 12/31/2014		12,862,760	12,520,506	12,617,706
First Lien Revolver, 10% due 12/31/2014 (11)		—	(40,424)	(40,424)

			19,833,112	19,870,599

Psilos Group Partners IV, LP	Multi-sector holdings
0.22% limited partnership interest (12)			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		5,000,000	4,903,860	4,903,860
First Lien Term Loan B, LIBOR+9% (12% floor) due 4/30/2015		4,010,340	3,933,007	3,933,007
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015 (11)		—	(38,667)	(38,667)

			8,798,200	8,798,200

NDSSI Holdings, Inc.	Electronic equipment manufacturers
First Lien Term Loan, LIBOR+9.75% (12.75% floor) due 4/30/2015		30,358,534	29,767,344	29,767,344
First Lien Revolver, LIBOR+7% (10% floor) due 4/30/2015		1,500,000	1,403,846	1,403,846

			31,171,190	31,171,190

Total Non-Control/Non-Affiliate Investments			$467,561,254	$441,140,814

Total Portfolio Investments			$534,180,524	$494,814,849

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Rose Tarlow, Inc.	January 1, 2009	+ 0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Represents a de minimis membership interest percentage.

(14)	Investment was on cash non-accrual status as of June 30, 2010.

(15)	Investment was on PIK non-accrual status as of June 30, 2010.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)

Lighting by Gregory, LLC (15)(16)	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$4,800,003	$4,728,589	$2,419,627
First Lien Term Loan B, 14.5% due 2/28/2013		7,115,649	6,906,440	3,271,480
97.38% membership interest			410,000	—

			12,045,029	5,691,107

Total Control Investments			$12,045,029	$5,691,107

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		$10,526,514	$10,370,246	$10,186,501
First Lien Term Loan B, 16.875% due 3/21/2012		2,765,422	2,722,952	2,919,071
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC			130,413	130,413
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	53,831

			13,473,611	13,289,816

CPAC, Inc. (9)(16)	Household Products & Specialty Chemicals

Second Lien Term Loan, 17.5% due 4/13/2012		11,398,948	9,506,805	4,448,661
Charge-off of cost basis of impaired loan (12)			(4,000,000)	—
2,297 shares of Common Stock			2,297,000	—

			7,803,805	4,448,661

Elephant & Castle, Inc.	Restaurants
Second Lien Term Loan, 15.5% due 4/20/2012		8,030,061	7,553,247	7,311,604
7,500 shares of Series A Preferred Stock			750,000	492,469

			8,303,247	7,804,073

MK Network, LLC	Healthcare technology
First Lien Term Loan A, 13.5% due 6/1/2012		9,500,000	9,220,111	9,033,826
First Lien Term Loan B, 17.5% due 6/1/2012		5,212,692	4,967,578	5,163,544
First Lien Revolver, Prime+1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units (6)			771,575	—

			14,959,264	14,197,370

Martini Park, LLC (9)(16)	Restaurants
First Lien Term Loan, 14% due 2/20/2013		4,390,798	3,408,351	2,068,303
5% membership interest			650,000	—

			4,058,351	2,068,303

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		8,570,595	8,092,364	8,225,400
Second Lien Term Loan B, 16.5% due 2/25/2013		14,242,034	13,440,995	13,508,338
1,080,399 shares of Series A Preferred Stock			1,080,398	1,206,599

			22,613,757	22,940,337

Total Affiliate Investments			$71,212,035	$64,748,560

Non-Control/Non-Affiliate Investments (7)
Best Vinyl Acquisition Corporation (9)	Building Products
Second Lien Term Loan, 12% due 3/30/2013		$7,000,000	$6,779,947	$6,138,582
25,641 Shares of Series A Preferred Stock			253,846	20,326
25,641 Shares of Common Stock			2,564	—

			7,036,357	6,158,908

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Traffic Control & Safety Corporation	Construction and Engineering
Second Lien Term Loan, 15% due 6/29/2014		19,310,587	19,025,031	17,693,780
24,750 shares of Series B Preferred Stock			247,500	158,512
25,000 shares of Common Stock			2,500	—

			19,275,031	17,852,292
Nicos Polymers & Grinding Inc. (9)(16)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,091,972	3,040,465	2,162,593
First Lien Term Loan B, 13.5% due 7/17/2012		5,980,128	5,716,250	3,959,643
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,924,801	6,122,236

TBA Global, LLC (9)	Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,583,805	2,576,304	2,565,305
Second Lien Term Loan B, 14.5% due 8/3/2012		10,797,936	10,419,185	10,371,277
53,994 Senior Preferred Shares			215,975	162,621
191,977 Shares A Shares			191,977	—

			13,403,441	13,099,203

Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,750,000	1,740,069	1,753,262
First Lien Term Loan B, 15% due 8/8/2012		5,490,743	5,404,192	5,321,281
1,000 Common Units			42,908	70,354

			7,187,169	7,144,897

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,307,547	8,922,946	8,979,657

			8,922,946	8,979,657

Boot Barn (9)	Footwear and Apparel
Second Lien Term Loan, 14.5% due 10/3/2013		22,518,091	22,175,818	22,050,462
24,706 shares of Series A Preferred Stock			247,060	32,259
1,308 shares of Common Stock			131	—

			22,423,009	22,082,721

Premier Trailer Leasing, Inc. (15)(16)	Trailer Leasing Services
Second Lien Term Loan, 16.5% due 10/23/2012		17,855,617	17,063,645	9,860,940
285 shares of Common Stock			1,140	—

			17,064,785	9,860,940

Pacific Press Technologies, Inc.	Capital Goods
Second Lien Term Loan, 14.75% due 1/10/2013		9,813,993	9,621,279	9,606,186
33,463 shares of Common Stock			344,513	160,299

			9,965,792	9,766,485

Rose Tarlow, Inc. (9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,191,188	10,016,956	8,827,182
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014 (10)		1,550,000	1,538,806	1,509,219
0.00% membership interest in RTMH Acquisition Company (14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company (14)			25,000	—

			12,855,762	10,336,401

Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		8,024,147	7,926,647	7,938,639

			7,926,647	7,938,639

Rail Acquisition Corp.	Manufacturing - Mechanical Products
First Lien Term Loan, 17% due 4/1/2013		15,668,956	15,416,411	15,081,138

			15,416,411	15,081,138

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Western Emulsions, Inc.	Emulsions Manufacturing

Second Lien Term Loan, 15% due 6/30/2014		11,928,600	11,743,630	12,130,945

			11,743,630	12,130,945

Storyteller Theaters Corporation	Entertainment - Theaters
First Lien Term Loan, 15% due 7/16/2014		7,275,313	7,166,749	7,162,190
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		250,000	234,167	223,136
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	156,256

			7,601,085	7,541,582

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		7,800,000	7,574,591	7,731,153
First Lien Term Loan B, 13% due 7/17/2013		10,076,089	9,926,089	9,587,523
First Lien Revolver, 12% due 7/17/2013		500,000	485,000	534,693

			17,985,680	17,853,369
idX Corporation	Merchandise Display
Second Lien Term Loan, 14.5% due 7/1/2014		13,316,247	13,014,576	13,074,682

			13,014,576	13,074,682

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,372,069	10,076,277	10,266,770
116,237 Common Units (6)			151,108	515,782

			10,227,385	10,782,552

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,504,943	5,547,944
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,328,120	16,532,244
First Lien Revolver, 10% due 3/31/2014 (11)		—	(45,000)	(45,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	530,016

			22,241,818	22,565,204

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,016,042	10,798,229	10,838,952
First Lien Revolver, 12% due 9/10/2014 (11)		—	(39,333)	(39,333)

			10,758,896	10,799,619

Riverlake Equity Partners II, LP	Multi-sector holdings
0.14% limited partnership interest (13)
			—	—

Riverside Fund IV, LP	Multi-sector holdings
0.92% limited partnership interest (13)
			—	—

Total Non-Control/Non-Affiliate Investments			$243,975,221	$229,171,470

Total Portfolio Investments			$327,232,285	$299,611,137

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+ 0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Martini Park, LLC	October 1, 2008	- 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A	—	Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	The loan was considered a worthless security and/or met the conditions for loss recognition per the applicable tax rules and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents an unfunded commitment to fund limited partnership interest.

(14)	Represents a de minimis membership interest percentage.

(15)	Investment was on cash non-accrual status as of September 30, 2009.

(16)	Investment was on PIK non-accrual status as of September 30, 2009.
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
     The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for income tax filing purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company, and the portfolio investments held by the subsidiaries are included in the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated.
     On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25 per share. On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $10.50 per share. On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. On June 21, 2010, the Company completed a follow-on public offering of 9,200,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.50 per share. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.”
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
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2010, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $75 million, and $35 million of SBA debentures were outstanding as of June 30, 2010. The Company’s SBIC subsidiary will not be able to access more than half of the commitment until the completion of an examination by the SBA and other customary procedures, including regulatory approval. The Company expects to have access to the remaining half of the commitment during its fourth fiscal quarter of 2010, subject to SBA regulations.

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
     The Company applied for exemptive relief from the SEC on September 8, 2009 and filed an amended application on February 8, 2010 to permit it to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.
Note 2. Significant Accounting Policies
FASB Accounting Standards Codification:
     The issuance of FASB Accounting Standards Codification™ (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. References to standards will consist solely of the number used in the Codification’s structural organization.

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
     The Consolidated Financial Statements include portfolio investments at fair value of $494.8 million and $299.6 million at June 30, 2010 and September 30, 2009, respectively. The portfolio investments represent 87.0% and 73.0% of net assets at June 30, 2010 and September 30, 2009, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements:
     ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
     Assets recorded at fair value in the Company’s Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
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
     Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate.
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
     The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:
•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within the Investment Adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of the Investment Adviser;

•	Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The deal team compares and contrasts its preliminary valuations to the reports of the independent valuation firms;

•	The deal team prepares a final valuation report for the Valuation Committee of the Board of Directors;

•	The Valuation Committee of the Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of the Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations along with the reports of the independent valuation firms and determines the fair value of each investment in the Company’s portfolio in good faith.
     The fair value of all of the Company’s investments at June 30, 2010 and September 30, 2009 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
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
     The Company capitalizes upfront loan origination fees received in connection with investments. The unearned fee income from such fees is accreted into fee income, based on the straight line method or effective interest method as applicable, over the life of the investment. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into fee income over the life of the loan.
      The Company is also entitled to receive exit fees upon the future exit of certain investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized by the Company on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans.
Cash and Cash Equivalents:
     Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
Deferred Financing Costs:
     Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities. This amortization expense is included in interest expense in the Company’s Consolidated Statement of Operations.
Offering Costs:
     Offering costs consist of fees and expenses paid in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. $1.1 million of offering costs were charged to capital during the nine months ended June 30, 2010 relating to such public offerings.
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
     ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2008 or 2009 or expected to be taken in the Company’s 2010 tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The Company did not have transfers of assets or liabilities in or out of Level 1 and Level 2 fair value measurements. The adoption of this disclosure-only guidance is included in Note 3 — Portfolio Investments and did not have a material impact on the Company’s consolidated financial results.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio Investments
     At June 30, 2010, 87.0% of net assets or $494.8 million was invested in 36 long-term portfolio investments and 18.7% of net assets or $106.7 million was invested in cash and cash equivalents. In comparison, at September 30, 2009, 73.0% of net assets or $299.6 million was invested in 28 long-term portfolio investments and 27.6% of net assets or $113.2 million was invested in cash and cash equivalents. As of June 30, 2010, primarily all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At June 30, 2010 and September 30, 2009, $369.7 million and $281.0 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented 75.5% and 95.0%, respectively, of the Company’s total portfolio of debt investments at fair value. During the nine months ended June 30, 2010, the Company recorded net realized losses on investments of $2.8 million. During the nine months ended June 30, 2009, the Company recorded net realized losses on investments of $12.4 million. During the three and nine months ended June 30, 2010, the Company recorded unrealized depreciation of $13.9 million and $11.7 million, respectively. During the three and nine months ended June 30, 2009, the Company recorded unrealized depreciation of $1.9 million and $12.7 million, respectively.
     The composition of the Company’s investments as of June 30, 2010 and September 30, 2009 at cost and fair value was as follows:

	June 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$525,263,230	$489,738,104	$317,069,667	$295,921,400
Investments in equity securities	8,917,294	5,076,745	10,162,618	3,689,737

Total	$534,180,524	$494,814,849	$327,232,285	$299,611,137

     The following table presents the financial instruments carried at fair value as of June 30, 2010, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	348,076,497	348,076,497
Investments in debt securities (second lien)	—	—	136,501,323	136,501,323
Investments in debt securities (subordinated)	—	—	5,160,284	5,160,284
Investments in equity securities	—	—	5,076,745	5,076,745

Total	$—	$—	$494,814,849	$494,814,849

     The following table presents the financial instruments carried at fair value on September 30, 2009, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total

Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	142,016,942	142,016,942
Investments in debt securities (second lien)	—	—	153,904,458	153,904,458
Investments in debt securities (subordinated)	—	—	—	—
Investments in equity securities	—	—	3,689,737	3,689,737

Total	$—	$—	$299,611,137	$299,611,137

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
     The following table provides a roll-forward in the changes in fair value from April 1, 2010 to June 30, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Subordinated debt	Equity	Total
Fair value as of April 1, 2010	$317,721,667	$137,946,991	$—	$5,196,738	$460,865,396
Net realized gains (losses)	—	—	—	—	—
Net unrealized depreciation	(12,253,566)	(780,808)	(278,369)	(607,786)	(13,920,529)
Purchases, issuances, settlements and other, net	42,608,396	(664,860)	5,438,653	487,793	47,869,982

Fair value at June 30, 2010	$348,076,497	$136,501,323	$5,160,284	$5,076,745	$494,814,849

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2010	$(12,253,566)	$(780,808)	$(278,369)	$(607,786)	$(13,920,529)
     The following table provides a roll-forward in the changes in fair value from April 1, 2009 to June 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Subordinated debt	Equity	Total
Fair value as of April 1, 2009	$133,105,761	$154,371,979	$—	$3,299,559	$290,777,299
Net realized gains (losses)	—	—	—	—	—
Net unrealized appreciation (depreciation)	1,471,469	(3,332,278)	—	(88,930)	(1,949,739)
Purchases, issuances, settlements and other, net	(1,416,223)	3,320,940	—	—	1,904,717

Fair value at June 30, 2009	$133,161,007	$154,360,641	$—	$3,210,629	$290,732,277

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2009	$1,471,469	$(2,540,682)	$—	$(88,930)	$(1,158,143)
     The following table provides a roll-forward in the changes in fair value from September 30, 2009 to June 30, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Subordinated debt	Equity	Total
Fair value as of September 30, 2009	$142,016,942	$153,904,458	$—	$3,689,737	$299,611,137
Net realized losses	—	(611,084)	—	(2,297,000)	(2,908,084)
Net unrealized appreciation (depreciation)	(10,776,308)	(3,322,179)	(278,369)	2,632,332	(11,744,524)
Purchases, issuances, settlements and other, net	216,835,863	(13,469,872)	5,438,653	1,051,676	209,856,320

Fair value at June 30, 2010	$348,076,497	$136,501,323	$5,160,284	$5,076,745	$494,814,849

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2010	$(10,776,308)	$(4,380,323)	$(278,369)	$335,332	$(15,099,668)
     The following table provides a roll-forward in the changes in fair value from September 30, 2008 to June 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First lien debt	Second lien debt	Subordinated debt	Equity	Total
Fair value as of September 30, 2008	$108,247,033	$160,907,915	$—	$4,604,206	$273,759,154
Net realized losses	—	(12,400,000)	—	—	(12,400,000)
Net unrealized depreciation	(1,265,804)	(9,231,418)	—	(2,185,221)	(12,682,443)
Purchases, issuances, settlements and other, net	26,179,778	15,084,144	—	791,644	42,055,566

Fair value at June 30, 2009	$133,161,007	$154,360,641	$—	$3,210,629	$290,732,277

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2009	$(1,265,804)	$(15,709,322)	$—	$(2,185,221)	$(19,160,347)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Concurrent with its adoption of ASC 820, effective October 1, 2008, the Company augmented the valuation methodologies it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). Prior to October 1, 2008, the Company estimated the fair value of its Level 3 debt investments by first estimating the enterprise value of the portfolio company which issued the debt investment. To estimate the enterprise value of a portfolio company, the Company analyzed various factors, including the portfolio companies historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flow, net income, revenues or, in limited instances, book value.
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
     Beginning on October 1, 2008, the Company also introduced a bond yield model to value these investments based on the present value of expected cash flows. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. During the three months ended June 30, 2010 and June 30, 2009, the Company recorded net unrealized depreciation of $13.9 million and $1.9 million, respectively, on its investments.
     The table below summarizes the changes in the Company’s investment portfolio from September 30, 2009 to June 30, 2010.

	Debt	Equity	Total

Fair value at September 30, 2009	$295,921,400	$3,689,737	$299,611,137
New investments	232,697,789	1,051,676	233,749,465
Redemptions/ repayments	(26,360,291)	—	(26,360,291)
Net accrual of PIK interest income	5,896,100	—	5,896,100
Accretion of original issue discount	692,176	—	692,176
Net change in unearned income	(4,194,256)	—	(4,194,256)
Recognition of exit fee income	73,126	—	73,126
Net unrealized appreciation (depreciation)	(14,376,856)	2,632,332	(11,744,524)
Net changes from unrealized to realized	(611,084)	(2,297,000)	(2,908,084)

Fair value at June 30, 2010	$489,738,104	$5,076,745	$494,814,849

     The Company’s off-balance sheet arrangements consisted of $31.4 million and $9.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2010 and September 30, 2009, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2010 and September 30, 2009 is shown in the table below:

	June 30, 2010	September 30, 2009

Storyteller Theaters Corporation	$1,000,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	1,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	864,175	1,000,000
ADAPCO, Inc.	7,250,000	—
AmBath/ReBath Holdings, Inc.	2,000,000	—
JTC Education, Inc.	1,062,453	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	1,250,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—
Mansell Group, Inc.	2,000,000	—
NDSSI Holdings, Inc.	3,500,000	—

Total	$31,392,988	$9,750,000

     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2010		September 30, 2009

Cost:
First lien debt	$370,865,300	69.43%	$153,207,248	46.82%
Second lien debt	148,959,277	27.89%	163,862,419	50.08%
Subordinated debt	5,438,653	1.02%	—	0.00%
Purchased equity	3,605,305	0.67%	4,170,368	1.27%
Equity grants	5,142,524	0.96%	5,992,250	1.83%
Limited partnership interests	169,465	0.03%	—	0.00%

Total	$534,180,524	100.00%	$327,232,285	100.00%

	June 30, 2010		September 30, 2009

Fair value:
First lien debt	$348,076,497	70.34%	$142,016,942	47.40%
Second lien debt	136,501,323	27.59%	153,904,458	51.37%
Subordinated debt	5,160,284	1.04%	—	0.00%
Purchased equity	330,523	0.07%	517,181	0.17%
Equity grants	4,576,757	0.92%	3,172,556	1.06%
Limited partnership interests	169,465	0.04%	—	0.00%

Total	$494,814,849	100.00%	$299,611,137	100.00%

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

	June 30, 2010		September 30, 2009
Cost:
Northeast	$169,286,574	31.69%	$103,509,164	31.63%
West	113,011,094	21.16%	98,694,596	30.16%
Southeast	64,917,896	12.15%	39,463,350	12.06%
Midwest	53,611,395	10.04%	22,980,368	7.02%
Southwest	133,353,565	24.96%	62,584,807	19.13%

Total	$534,180,524	100.00%	$327,232,285	100.00%

	June 30, 2010		September 30, 2009
Fair value:
Northeast	$153,256,850	30.97%	$87,895,220	29.34%
West	103,944,517	21.01%	93,601,893	31.24%
Southeast	65,505,683	13.24%	39,858,633	13.30%
Midwest	53,284,891	10.77%	22,841,167	7.62%
Southwest	118,822,908	24.01%	55,414,224	18.50%

Total	$494,814,849	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2010 and September 30, 2009 were as follows:

	June 30, 2010		September 30, 2009
Cost:
Healthcare equipment	$79,373,322	14.86%	$—	0.00%
Healthcare services	59,876,970	11.21%	50,826,822	15.53%
Healthcare technology	37,199,844	6.96%	37,201,082	11.37%
Home improvement retail	32,175,335	6.02%	—	0.00%
Education services	30,130,559	5.64%	—	0.00%
Fertilizers & agricultural chemicals	25,564,914	4.79%	—	0.00%
Construction and engineering	24,600,261	4.61%	19,275,031	5.89%
Footwear and apparel	23,255,459	4.35%	22,423,009	6.85%
Food retail	19,833,112	3.71%	—	0.00%
Advertising	19,657,630	3.68%	13,403,441	4.10%
Emulsions manufacturing	17,518,364	3.28%	11,743,630	3.59%
Trailer leasing services	17,064,785	3.19%	17,064,785	5.21%
Restaurants	16,534,527	3.10%	20,288,245	6.20%
Manufacturing — mechanical products	15,111,757	2.83%	15,416,411	4.71%
Merchandise display	13,265,538	2.48%	13,014,576	3.98%
Data processing and outsourced services	13,177,788	2.47%	13,473,611	4.12%
Home furnishing retail	12,867,122	2.41%	12,855,762	3.93%
Housewares & specialities	12,045,029	2.25%	12,045,029	3.68%
Air freight and logistics	11,802,312	2.21%	10,758,896	3.29%
Capital goods	10,215,298	1.91%	9,965,792	3.05%
Food distributors	9,042,079	1.69%	8,922,946	2.73%
Environmental & facilities services	8,921,676	1.67%	8,924,801	2.73%
Entertainment — theaters	8,509,822	1.59%	7,601,085	2.32%
Building products	8,291,678	1.55%	7,036,357	2.14%
Leisure facilities	6,943,934	1.30%	7,187,169	2.20%
Household products/ specialty chemicals	1,031,944	0.19%	7,803,805	2.38%
Multi-sector holdings	169,465	0.05%	—	0.00%

Total	$534,180,524	100.00%	$327,232,285	100.00%

	June 30, 2010		September 30, 2009
Fair Value:
Healthcare equipment	$79,917,611	16.15%	$—	0.00%
Healthcare services	61,671,816	12.46%	51,576,258	17.21%
Healthcare technology	36,711,315	7.42%	36,762,574	12.27%
Home improvement retail	32,374,325	6.54%	—	0.00%
Education services	30,407,902	6.15%	—	0.00%
Fertilizers & agricultural chemicals	25,724,753	5.20%	—	0.00%
Construction and engineering	23,513,911	4.75%	17,852,292	5.96%
Footwear and apparel	23,247,960	4.70%	22,082,721	7.37%
Food retail	19,870,599	4.02%	—	0.00%
Media — Advertising	19,484,934	3.94%	13,099,203	4.37%
Emulsions manufacturing	17,486,416	3.53%	12,130,945	4.05%
Merchandise display	12,976,121	2.62%	13,074,682	4.36%
Data processing and outsourced services	12,936,710	2.61%	13,289,816	4.44%
Manufacturing — mechanical products	12,489,413	2.52%	15,081,138	5.03%
Restaurants	12,223,144	2.47%	17,811,015	5.94%
Air freight and logistics	11,910,146	2.41%	10,799,619	3.60%
Capital goods	9,900,868	2.00%	9,766,485	3.26%
Food distributors	9,013,509	1.82%	8,979,657	3.00%
Entertainment — theaters	8,670,886	1.75%	7,541,582	2.52%
Leisure facilities	7,072,550	1.43%	7,144,897	2.38%
Building products	6,904,358	1.40%	6,158,908	2.06%
Home furnishing retail	5,265,000	1.06%	10,336,401	3.45%
Environmental & facilities services	5,118,661	1.03%	6,122,236	2.04%
Trailer leasing services	4,720,532	0.95%	9,860,940	3.29%
Housewares & specialties	4,000,000	0.81%	5,691,107	1.90%
Household products/ specialty chemicals	1,031,944	0.21%	4,448,661	1.50%
Multi-sector holdings	169,465	0.05%	—	0.00%

Total	$494,814,849	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2010, the Company had no investments that represented greater than 10% of the total investment portfolio at fair value. At September 30, 2009, the Company had one investment that was greater than 10% of the total investment portfolio at fair value. This investment comprised 10.4% of the total portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the three months ended June 30, 2010 and June 30, 2009, no individual investment produced income that exceeded 10% of investment income.
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
     Accumulated unearned fee income activity for the nine months ended June 30, 2010 and June 30, 2009 was as follows:

	Nine months	Nine months
	ended June 30, 2010	ended June 30, 2009

Beginning unearned fee income balance	$5,589,630	$5,236,265
Net fees received	8,098,941	3,079,636
Unearned fee income recognized	(3,613,123)	(2,690,711)

Ending unearned fee income balance	$10,075,448	$5,625,190

     As of June 30, 2010, the Company was entitled to receive approximately $8.1 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to the Company, previously were to be recognized on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, the Company recognizes income pertaining to contractual exit fees on an accrual basis and adds exit fee income to the principal balance of the related loan to the extent the Company determines that collection of the exit fee income is probable. Additionally, the Company includes the cash flows of contractual exit fees that it determines are probable of collection in determining the fair value of its loans. For the three and nine months ended June 30, 2010, fee income included $23,000 and $73,000, respectively, of income from accrued exit fees.
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
     On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The net proceeds totaled $129.5 million net of investment banking commissions of approximately $9.9 million and offering costs of $1.8 million.
     On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25 per share. The net proceeds totaled $82.7 million after deducting investment banking commissions of $4.4 million and offering costs of $0.7 million.
     On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $10.50 per share. The net proceeds totaled $54.9 million after deducting investment banking commissions of $2.8 million and offering costs of $0.3 million.
     On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. The net proceeds totaled $77.5 million after deducting investment banking commissions of $3.7 million and offering costs of $0.5 million.
     On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.
     On June 21, 2010, the Company completed a follow-on public offering of 9,200,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.50 per share. The net proceeds totaled $100.5 million after deducting investment banking commissions of $4.8 million and offering costs of $0.5 million.
     No dilutive instruments were outstanding and reflected in the Company’s Consolidated Statements of Assets and Liabilities at June 30, 2010 or September 30, 2009. The following table sets forth the weighted average common shares outstanding for computing basic and diluted earnings per common share for the three and nine months ended June 30, 2010 and June 30, 2009:

	Three months	Three months	Nine months	Nine months
	ended June 30, 2010	ended June 30, 2009	ended June 30, 2010	ended June 30, 2009

Weighted average common shares outstanding, basic and diluted	46,294,050	22,803,597	42,379,121	22,705,454

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared on the Company’s common stock to date:

	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Date	Date	per Share	Distribution	Issued	Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317	$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786 (1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326	0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995	0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211	0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776	0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890	0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420	0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689	0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269	0.5 million

(1)	Shares were purchased on the open market and distributed.
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
Note 6. Lines of Credit
     On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature, which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.
     On May 26, 2010, the Company amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, the Company received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto.
     In connection with the Wells Fargo facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company will sell to Funding certain loan assets it has originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Agreement and other documents entered into in connection with the Wells Fargo facility.
     The Agreement and related agreements governing the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
     The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company intends to use the net proceeds of the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all.
     In May 2010, the Company borrowed $5.0 million under the Wells Fargo facility. This amount was repaid in full in June 2010 and no amounts remained outstanding at June 30, 2010.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and has a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility is $90 million, and the ING facility includes an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of two of the Company’s wholly-owned subsidiaries, FSFC Holdings, Inc. and FSF/MP Holdings, Inc., subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiary and equity interests in Funding as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., FSF/MP Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Neither the Company’s SBIC subsidiary nor Funding is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
     Pursuant to the ING Security Agreement, FSFC Holdings, Inc. and FSF/MP Holdings, Inc. guaranteed the obligations under the ING Security Agreement, including the Company’s obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interests in FSFC Holdings, Inc. and FSF/MP Holdings, Inc. to the collateral agent pursuant to the terms of the ING Security Agreement.
     The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., FSF/MP Holdings, Inc. and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
     Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
     As of June 30, 2010, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three and nine months ended June 30, 2010 was $0.5 million and $0.8 million, respectively. Interest expense for the three and nine months ended June 30, 2009 was $0.3 million and $0.4 million, respectively.
Note 7. Interest and Dividend Income
     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectibility. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated PIK interest activity for the nine months ended June 30, 2010 and June 30, 2009 was as follows:

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009

PIK balance at beginning of period	$12,059,478	$5,367,032
Gross PIK interest accrued	8,116,916	6,488,093
Accumulated deferred cash interest	1,533,142	243,953
PIK income reserves	(1,438,928)	(919,863)
Deferred cash interest income reserves	(1,533,142)	(243,953)
PIK interest received in cash	(781,888)	(267,118)
Loan exits and other PIK adjustments	(1,143,830)	—

PIK balance at end of period	$16,811,748	$10,668,144

     Three investments did not pay all of their scheduled monthly cash interest payments for the three months ended June 30, 2010. As of June 30, 2010, the Company had stopped accruing PIK interest and original issue discount (“OID”) on six investments, including the three investments that had not paid all of their scheduled monthly cash interest payments. As of June 30, 2009, the Company had stopped accruing PIK interest and OID on six investments, including two investments that had not paid all of their scheduled monthly cash interest payments.
     The non-accrual status of the Company’s portfolio investments as of June 30, 2010, September 30, 2009, and June 30, 2009 was as follows:

	June 30, 2010	September 30, 2009	June 30, 2009

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	PIK non-accrual	PIK non-accrual
Martini Park, LLC	Cash non-accrual	PIK non-accrual	PIK non-accrual
Nicos Polymers & Grinding, Inc.	PIK non-accrual	PIK non-accrual	PIK non-accrual
American Hardwoods Industries Holdings, LLC	—	—	Cash non-accrual
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	PIK non-accrual
Rose Tarlow, Inc.	PIK non-accrual	—	—
Rail Acquisition Corp.	PIK non-accrual	—	—
     Income non-accrual amounts for the three and nine months ended June 30, 2010 and June 30, 2009 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cash interest income	$1,348,621	$787,024	$3,794,209	$1,689,602
PIK interest income	518,733	466,427	1,438,928	919,863
OID income	39,061	103,911	246,883	298,611

Total	$1,906,415	$1,357,362	$5,480,020	$2,908,076

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
     At September 30, 2009, the Company had a net loss carryforward of $1.6 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable/distributable income for the three and nine months ended June 30, 2010.

	Three months ended	Nine months ended
	June 30, 2010	June 30, 2010

Net increase (decrease) in net assets resulting from operations	$(1,888,000)	$17,041,000
Net change in unrealized depreciation from investments	13,921,000	11,745,000
Book/tax difference due to deferred loan origination fees, net	290,000	4,450,000
Book/tax difference due to organizational and deferred offering costs	(22,000)	(65,000)
Book/tax difference due to interest income on certain loans	980,000	2,725,000
Book/tax difference due to capital losses not recognized	—	2,802,000
Other book-tax differences	(789,000)	(722,000)

Taxable/Distributable Income (1)	$12,492,000	$37,976,000

(1)	The Company’s taxable income for 2010 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2010. Therefore, the final taxable income may be different than the estimate.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     To date, the Company’s Board of Directors declared, and the Company paid, the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
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
     During the nine months ended June 30, 2010, the Company recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of its interest in CPAC, Inc., and received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods. During the nine months ended June 30, 2009, the Company recorded $12.4 million of realized losses on two of its portfolio company investments in connection with the determination that such investments were considered worthless securities and/or met the conditions for loss recognition per the applicable tax rules based on, among other things, analysis of changes in each portfolio company’s business operations and prospects.
Note 10. Concentration of Credit Risks
     The Company places its cash in financial institutions, and at times, such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 6, 2010, the Company announced that the Investment Adviser had voluntarily agreed to take the following actions:
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
     For the three and nine months ended June 30, 2010, the net base management fee was $2.5 million and $6.4 million, respectively. For the three and nine months ended June 30, 2009, the net base management fee was $1.5 million and $4.3 million, respectively. At June 30, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $2.5 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
     For the three and nine months ended June 30, 2010, the incentive fee was $3.0 million and $7.9 million, respectively. For the three and nine months ended June 30, 2009, the incentive fee was $2.0 million and $5.9 million, respectively. At June 30, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $3.0 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and nine months ended June 30, 2010, the Company incurred administrative expenses of $0.6 million and $1.6 million, respectively. At June 30, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of approximately $0.9 million reflecting the unpaid portion of administrative expenses due to FSC, Inc.
Note 12. Financial Highlights

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
Per share data (2):	June 30, 2010 (1)	June 30, 2009 (1)	June 30, 2010 (1)	June 30, 2009 (1)
Net asset value at beginning of period	$10.70	$11.94	$10.84	$13.02
Net investment income	0.26	0.35	0.75	1.04
Net unrealized depreciation on investments	(0.30)	(0.09)	(0.28)	(0.56)
Net realized loss on investments	—	—	(0.07)	(0.55)
Dividends declared	(0.32)	(0.25)	(0.89)	(0.95)
Issuance of common stock	0.09	—	0.08	(0.03)
Repurchases of common stock	—	—	—	(0.02)
Net asset value at end of period	$10.43	$11.95	$10.43	$11.95

Per share market value at beginning of period	$11.61	$7.74	$10.93	$10.05
Per share market value at end of period	$11.03	$10.04	$11.03	$10.04
Total return (3)	(2.24)%	33.13%	9.15%	19.64%
Common shares outstanding at beginning of period	45,282,596	22,802,821	37,878,987	22,614,289
Common shares outstanding at end of period	54,524,865	22,814,597	54,524,865	22,814,597

Net assets at beginning of period	$484,397,005	$272,352,706	$410,556,071	$294,335,839
Net assets at end of period	$568,961,837	$272,701,706	$568,961,837	$272,701,706
Average net assets (4)	$481,978,816	$270,599,368	$449,539,732	$275,578,236
Ratio of net investment income to average net assets (5)	10.01%	11.69%	9.39%	11.44%
Ratio of total expenses to average net assets (5)	6.14%	7.34%	5.63%	6.67%
Ratio of portfolio turnover to average investments at fair value	0.00%	0.00%	1.13%	0.00%
Weighted average outstanding debt (6)	$23,269,231	$15,950,549	$11,857,221	$5,397,436
Average debt per share	$0.50	$0.70	$0.28	$0.24

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Calculated based upon the daily weighted average net assets for the period.

(5)	Interim periods are annualized.

(6)	Calculated based upon the daily weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Preferred Stock
     The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008, the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors at that time. For the three months ended June 30, 2008, the Company paid dividends of $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payments were considered to be, and included in, interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 was considered to be, and was included in, interest expense for accounting purposes due to the stock’s mandatory redemption feature.
     On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.
Note 14. Subsequent Events
     On July 26, 2010, the Company executed a loan amendment which increased its unfunded commitment to JTC Education, Inc. by $8.0 million. Prior to the amendment, the Company’s unfunded commitment to JTC Education, Inc. was $1.0 million.
     On July 30, 2010, the Company executed a loan amendment which modified the interest rate on its debt investment in Pacific Press Technologies, Inc. from 12.0% cash and 2.75% PIK to 10.0% cash and 2.0% PIK, and extended the loan maturity date from January 10, 2013 to July 10, 2013.
     On August 2, 2010, the Company’s Board of Directors declared the following dividends:
•	$0.10 per share, payable on September 29, 2010 to stockholders of record on September 1, 2010;

•	$0.10 per share, payable on October 27, 2010 to stockholders of record on October 6, 2010;

•	$0.11 per share, payable on November 24, 2010 to stockholders of record on November 3, 2010; and

•	$0.11 per share, payable on December 29, 2010 to stockholders of record on December 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     In addition, words such as “anticipate,” “believe,” “expect,” “project”and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2009 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:
•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, small business investment companies, or SBICs, and regulated investment companies, or RICs; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
     On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. Our shares are listed on the New York Stock Exchange under the symbol “FSC.”
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
     On June 21, 2010, we completed a follow-on public offering of 9,200,000 shares of our common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.50 per share.
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
Critical Accounting Policies
FASB Accounting Standards Codification
     The issuance of FASB Accounting Standards Codification™, or the Codification, on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles, or GAAP, are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. References to standards will consist solely of the number used in the Codification’s structural organization.
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
     Under ASC 820, which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate.
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
     Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of our investment adviser;

•	Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	The deal team compares and contrasts its preliminary valuations to the reports of the independent valuation firms;

•	The deal team prepares a final valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations along with the reports of the independent valuation firms and determines the fair value of each investment in our portfolio in good faith.
     The fair value of all of our investments at June 30, 2010 and September 30, 2009 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

     Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance. Upon completion of their process each quarter, the independent valuation firms provide us with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
     The percentages of our portfolio valued by independent valuation firms by period were as follows:

Percentage of Portfolio Valued
For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7%[1]
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2%[2]
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%

[1]	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not part of the independent valuation process

[2]	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process
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
     As of June 30, 2010 and September 30, 2009, 81.0% and 72.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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

     As of June 30, 2010, we were entitled to receive $8.1 million in aggregate exit fees across 12 portfolio investments upon the future exit of those investments. These fees will typically be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees, which are contractually payable by borrowers to us, previously were to be recognized by us on a cash basis when received and not accrued or otherwise included in net investment income until received. None of the loans with exit fees have been exited and, as a result, no exit fees were recognized. Beginning with the quarter ended December 31, 2009, we recognize income pertaining to contractual exit fees on an accrual basis and add exit fee income to the principal balance of the related loan to the extent we determine that collection of the exit fee income is probable. Additionally, we include the cash flows of contractual exit fees that we determine are probable of collection in determining the fair value of our loans.
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
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $16.8 million and represented 3.4% of the fair value of our portfolio of investments as of June 30, 2010 and $12.1 million or 4.0% as of September 30, 2009. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
     Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years) and typically bear interest at fixed rates and, to a lesser extent, at floating rates. We are currently focusing our debt origination efforts more on first lien loans.
     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30,	September 30,
	2010	2009

Cost:
First lien debt	69.43%	46.82%
Second lien debt	27.89%	50.08%
Subordinated debt	1.02%	0.00%
Purchased equity	0.67%	1.27%
Equity grants	0.96%	1.83%
Limited partnership interests	0.03%	0.00%

Total	100.00%	100.00%

	June 30,	September 30,
	2010	2009

Fair value:
First lien debt	70.34%	47.40%
Second lien debt	27.59%	51.37%
Subordinated debt	1.04%	0.00%
Purchased equity	0.07%	0.17%
Equity grants	0.92%	1.06%
Limited partnership interests	0.04%	0.00%

Total	100.00%	100.00%

     The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	June 30,	September 30,
	2010	2009

Cost:
Healthcare equipment	14.86%	0.00%
Healthcare services	11.21%	15.53%
Healthcare technology	6.96%	11.37%
Home improvement retail	6.02%	0.00%
Education services	5.64%	0.00%
Fertilizers & agricultural chemicals	4.79%	0.00%
Construction and engineering	4.61%	5.89%
Footwear and apparel	4.35%	6.85%
Food retail	3.71%	0.00%
Advertising	3.68%	4.10%
Emulsions manufacturing	3.28%	3.59%
Trailer leasing services	3.19%	5.21%
Restaurants	3.10%	6.20%
Manufacturing — mechanical products	2.83%	4.71%
Merchandise display	2.48%	3.98%
Data processing and outsourced services	2.47%	4.12%
Home furnishing retail	2.41%	3.93%
Housewares & specialities	2.25%	3.68%
Air freight and logistics	2.21%	3.29%
Capital goods	1.91%	3.05%
Food distributors	1.69%	2.73%
Environmental & facilities services	1.67%	2.73%
Entertainment — theaters	1.59%	2.32%
Building products	1.55%	2.14%
Leisure facilities	1.30%	2.20%
Household products/ specialty chemicals	0.19%	2.38%
Multi-sector holdings	0.05%	0.00%

Total	100.00%	100.00%

	June 30,	September 30,
	2010	2009

Fair value:
Healthcare equipment	16.15%	0.00%
Healthcare services	12.46%	17.21%
Healthcare technology	7.42%	12.27%
Home improvement retail	6.54%	0.00%
Education services	6.15%	0.00%
Fertilizers & agricultural chemicals	5.20%	0.00%
Construction and engineering	4.75%	5.96%
Footwear and apparel	4.70%	7.37%
Food retail	4.02%	0.00%
Media — Advertising	3.94%	4.37%
Emulsions manufacturing	3.53%	4.05%
Merchandise display	2.62%	4.36%
Data processing and outsourced services	2.61%	4.44%
Manufacturing — mechanical products	2.52%	5.03%
Restaurants	2.47%	5.94%
Air freight and logistics	2.41%	3.60%
Capital goods	2.00%	3.26%
Food distributors	1.82%	3.00%
Entertainment — theaters	1.75%	2.52%
Leisure facilities	1.43%	2.38%
Building products	1.40%	2.06%
Home furnishing retail	1.06%	3.45%
Environmental & facilities services	1.03%	2.04%
Trailer leasing services	0.95%	3.29%
Housewares & specialties	0.81%	1.90%
Household products/ specialty chemicals	0.21%	1.50%
Multi-sector holdings	0.05%	0.00%

Total	100.00%	100.00%

Portfolio Asset Quality
     We employ a grading system to assess and monitor the credit risk of our investment portfolio. We rate all invetments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment.
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
          The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of June 30, 2010 and September 30, 2009:

	June 30, 2010			September 30, 2009
		Percentage of	Leverage		Percentage of	Leverage
	Fair Value	Total Portfolio	Ratio	Fair Value	Total Portfolio	Ratio

1	$50,964,485	10.30%	3.19	$22,913,497	7.65%	1.70
2	412,256,758	83.32%	4.14	248,506,393	82.94%	4.34
3	12,489,413	2.52%	8.80	6,122,236	2.04%	10.04
4	10,383,661	2.10%	14.20	16,377,904	5.47%	8.31
5	8,720,532	1.76%	NM (1)	5,691,107	1.90%	NM (1)

Total	$494,814,849	100.00%	4.27	$299,611,137	100.00%	4.42

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
          As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in ten of our portfolio companies as of June 30, 2010. Such modified terms include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
          Three investments did not pay all of their scheduled monthly cash interest payments for the three months ended June 30, 2010. As of June 30, 2010, we had stopped accruing PIK interest and original issue discount (“OID”) on six investments, including the three investments that had not paid all of their scheduled monthly cash interest payments. As of June 30, 2009, we had stopped accruing PIK interest and OID on six investments, including two investments that had not paid all of their scheduled monthly cash interest payments.
          The non-accrual status of our portfolio investments as of June 30, 2010, September 30, 2009, and June 30, 2009 was as follows:

	June 30, 2010	September 30, 2009	June 30, 2009

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	PIK non-accrual	PIK non-accrual
Martini Park, LLC	Cash non-accrual	PIK non-accrual	PIK non-accrual
Nicos Polymers & Grinding, Inc.	PIK non-accrual	PIK non-accrual	PIK non-accrual
American Hardwoods Industries Holdings, LLC	—	—	Cash non-accrual
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	PIK non-accrual
Rose Tarlow, Inc.	PIK non-accrual	—	—
Rail Acquisition Corp.	PIK non-accrual	—	—
          Income non-accrual amounts for the three and nine months ended June 30, 2010 and June 30, 2009 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cash interest income	$1,348,621	$787,024	$3,794,209	$1,689,602
PIK interest income	518,733	466,427	1,438,928	919,863
OID income	39,061	103,911	246,883	298,611

Total	$1,906,415	$1,357,362	$5,480,020	$2,908,076

Discussion and Analysis of Results and Operations
Results of Operations
          The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.
Comparison of the three and nine months ended June 30, 2010 and June 30, 2009
Total Investment Income
          Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, equity structuring fees, exit fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments and interest on cash and cash equivalents on deposit with financial institutions.
          Total investment income for the three months ended June 30, 2010 and June 30, 2009 was $19.4 million and $12.8 million, respectively. For the three months ended June 30, 2010, this amount primarily consisted of $17.4 million of interest income from portfolio investments (which included $2.4 million of PIK interest), and $1.7 million of fee income. For the three months ended June 30, 2010, fee income included $23,000 of income from accrued exit fees. For the three months ended June 30, 2009, total investment income primarily consisted of $12.0 million of interest income from portfolio investments (which included approximately $1.9 million of PIK interest), and $0.9 million of fee income. No exit fee income was recognized during the three months ended June 30, 2009.
          Total investment income for the nine months ended June 30, 2010 and June 30, 2009 was $50.5 million and $37.3 million, respectively. For the nine months ended June 30, 2010, this amount primarily consisted of $45.9 million of interest income from portfolio investments (which included approximately $6.7 million of PIK interest), $4.0 million of fee income and $0.2 million of interest income from cash and cash equivalents. For the nine months ended June 30, 2010, fee income included $73,000 of income from accrued exit fees. For the nine months ended June 30, 2009, total investment income primarily consisted of $34.5 million of interest income from portfolio investments (which included $5.6 million of PIK interest), $2.7 million of fee income and $0.1 million of interest income from cash and cash equivalents. No exit fee income was recognized during the nine months ended June 30, 2009.
          The increase in our total investment income for the three and nine months ended June 30, 2010 as compared to the three and nine months ended June 30, 2009 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of ten investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.
Expenses
          Expenses for the three months ended June 30, 2010 and June 30, 2009 were $7.4 million and $5.0 million, respectively. Expenses increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 by $2.4 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense and other general and administrative expenses.
          Expenses (net of the waived portion of the base management fee) for the nine months ended June 30, 2010 and June 30, 2009 were $18.9 million and $13.8 million, respectively. Expenses increased for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 by $5.1 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense, administrator expense, and other general and administrative expenses.
          The increase in the base management fee resulted from an increase in our total assets net of cash and cash equivalents, as reflected in the growth of the investment portfolio, offset partially by our investment adviser’s unilateral decision to waive approximately $727,000 of the base management fee during the nine months ended June 30, 2010. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.
Net Investment Income
          As a result of the $6.6 million increase in total investment income as compared to the $2.4 million increase in net expenses, net investment income for the three months ended June 30, 2010 reflected a $4.2 million, or 52.5%, increase compared to the three months ended June 30, 2009.
          As a result of the $13.2 million increase in total investment income as compared to the $5.1 million increase in net expenses, net investment income for the nine months ended June 30, 2010 reflected a $8.1 million, or 33.9%, increase compared to the nine months ended June 30, 2009.
Realized Gain (Loss) on Sale of Investments
          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the nine months ended June 30, 2010, we recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of our interest in CPAC, Inc., and received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods. During the nine months ended June 30, 2009, we recorded $12.4 million of realized losses on two of our portfolio company investments in connection with the determination that such investments were considered worthless securities and/or met the conditions for loss recognition per the applicable tax rules based on, among other things, analysis of changes in each portfolio company’s business operations and prospects.

Net Change in Unrealized Appreciation or Depreciation on Investments
          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
          During the three months ended June 30, 2010, we recorded net unrealized depreciation of $13.9 million. This consisted of $13.3 million of net unrealized depreciation on debt investments and $0.6 million of net unrealized depreciation on equity investments. During the three months ended June 30, 2009, we recorded net unrealized depreciation of $1.9 million. This consisted primarily of net unrealized depreciation on debt investments.
          During the nine months ended June 30, 2010, we recorded net unrealized depreciation of $11.7 million. This consisted of $15.3 million of net unrealized depreciation on debt investments, partially offset by $0.3 million of net unrealized appreciation on equity investments and $3.3 million of reclassification to realized losses relating to the sale of CPAC, Inc. described above. During the nine months ended June 30, 2009, we recorded net unrealized depreciation of $12.7 million. This consisted of $22.9 million of net unrealized depreciation on debt investments and $2.2 million of net unrealized depreciation on equity investments, partially offset by $12.4 million of reclassification to realized losses relating to the impairments described above.
Financial Condition, Liquidity and Capital Resources
Cash Flows
          We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.
          For the nine months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents of $6.5 million. During that period, we used $177.8 million of cash in operating activities, primarily for the funding of $233.7 million of investments, partially offset by $4.2 million of cash proceeds from the sale of investments, $22.3 million of principal payments received and $31.6 million of net investment income. During the same period cash provided by financing activities was $171.2 million, primarily consisting of $179.1 million of proceeds from the issuance of our common stock, partially offset by $36.6 million of cash dividends paid, $5.2 million of deferred financing costs paid and $1.0 million of offering costs paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit facilities, as we deem appropriate.
          For the nine months ended June 30, 2009, we experienced a net decrease in cash and equivalents of $21.3 million. During that period, we used $19.4 million of cash in operating activities, primarily for the funding of $50.1 million of investments, partially offset by $13.5 million of principal payments received and $23.6 million of net investment income. During the same period we used $1.9 million of cash in financing activities, primarily consisting of $19.7 million of cash dividends paid and $0.5 million paid to repurchase shares of our common stock on the open market, partially offset by $18.5 million of net borrowings from our then-existing credit facility.
          As of June 30, 2010, we had $106.7 million in cash and cash equivalents, portfolio investments (at fair value) of $494.8 million, $4.7 million of interest and fees receivable, $35.0 million of SBA debentures payable, no borrowings outstanding under our credit facilities, and unfunded commitments of $31.4 million.
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
          In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See “Regulated Investment Company Status and Distributions” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
          Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2010, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
          Finally, in light of the conditions in the financial markets and the U.S. economy overall, we, through a wholly-owned subsidiary, sought and obtained a license from the United States Small Business Administration, or SBA, to operate an SBIC.
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
          SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2010, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $75 million, and $35 million of SBA debentures were outstanding as of June 30, 2010. Our SBIC subsidiary will not be able to access more than half of the commitment until the completion of an examination by the SBA and other customary procedures, including regulatory approval. We expect to have access to the remaining half of the commitment during our fourth fiscal quarter of 2010, subject to SBA regulations. In addition, our SBIC subsidiary intends to seek a capital commitment from the SBA for an additional $75 million, the maximum it is allowed to borrow under current SBA regulations.
          We applied for exemptive relief from the SEC on September 9, 2009 and filed an amended application on February 8, 2010 to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.
Significant capital transactions that occurred from October 1, 2008 through June 30, 2010

          The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock from October 1, 2008 through June 30, 2010:

			Amount		DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	per Share	Cash Distribution	Issued	Value
December 9, 2008	December 19, 2008	December 29, 2008	$0.32	$6.4 million	105,326	$0.8 million
December 9, 2008	December 30, 2008	January 29, 2009	0.33	6.6 million	139,995	0.8 million
December 18, 2008	December 30, 2008	January 29, 2009	0.05	1.0 million	21,211	0.1 million
April 14, 2009	May 26, 2009	June 25, 2009	0.25	5.6 million	11,776	0.1 million
August 3, 2009	September 8, 2009	September 25, 2009	0.25	7.5 million	56,890	0.6 million
November 12, 2009	December 10, 2009	December 29, 2009	0.27	9.7 million	44,420	0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
          The following table reflects shareholder transactions that occurrred from October 1, 2008 through June 30, 2010:

Date	Transaction	Shares	Share Price	Gross Proceeds (Uses)
October 27, 2008	Repurchase shares	39,000	$5.96	$(0.2 million	)
October 28, 2008	Repurchase shares	39,000	5.89	(0.2 million	)
July 21, 2009	Public offering [1]	9,487,500	9.25	87.8 million
September 25, 2009	Public offering [1]	5,520,000	10.50	58.0 million
January 27, 2010	Public offering	7,000,000	11.20	78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20	3.4 million
June 21, 2010	Public offering [1]	9,200,000	11.50	105.8 million

[1]	Includes the underwriters’ full exercise of their over-allotment option
          The following table reflects credit facility transactions that occurred from October 1, 2008 through June 30, 2010:

Credit Facility	Date	Transaction	Facility Amount	Amount Drawn	Interest Rate
Bank of Montreal	December 30, 2008	Renewed credit facility	$50 million	$—	LIBOR + 3.25%
	September 16, 2009	Terminated credit facility
Wells Fargo Bank, N.A.	November 16, 2009	Entered into credit facility	50 million		LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	50 million	—	LIBOR + 3.50%
ING Capital LLC	May 27, 2010	Entered into credit facility	90 million	—	LIBOR + 3.50%
U.S. Small Business Administration	February 16, 2010	Received capital commitment	75 million	35 million	10-year U.S. Treasury + Spread

Borrowings
          On November 16, 2009, Fifth Street Funding, LLC, our consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and we, entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent , each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature, which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.
          On May 26, 2010, we amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto.

          In connection with the Wells Fargo facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo Bank, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Agreement and other documents entered into in connection with the Wells Fargo facility.
          The Agreement and related agreements governing the Wells Fargo facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
          The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We intend to use the net proceeds of the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all.
          On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and has a maturity date of May 27, 2013. The ING facility also allows us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility is $90 million, and the ING facility includes an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of two of our wholly-owned subsidiaries, FSFC Holdings, Inc. and FSF/MP Holdings, Inc., subject to certain exclusions for, among other things, equity interests in our SBIC subsidiary and equity interests in Fifth Street Funding, LLC (the special purpose subsidiary established pursuant to the Wells Fargo facility) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., FSF/MP Holdings, Inc., ING Capital LLC, as collateral agent, and us. Neither our SBIC subsidiary nor Fifth Street Funding, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
          Pursuant to the ING Security Agreement, FSFC Holdings, Inc. and FSF/MP Holdings, Inc. guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interests in FSFC Holdings, Inc. and FSF/MP Holdings, Inc. to the collateral agent pursuant to the terms of the ING Security Agreement.
          The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., FSF/MP Holdings, Inc. and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
          Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
          As of June 30, 2010, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility.
          Previously, on January 15, 2008, we entered into a $50 million secured revolving credit facility with the Bank of Montreal, at a rate of LIBOR plus 1.5% per annum, with a one year maturity date. The secured revolving credit facility was secured by our existing investments. On December 30, 2008, Bank of Montreal renewed our $50 million credit facility. The terms included a 50 basis points commitment fee, an interest rate of LIBOR plus 3.25% per annum and a term of 364 days. On September 16, 2009, as a result of our election, this credit facility was terminated.
Off-Balance Sheet Arrangements
          We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2010, our only off-balance sheet arrangements consisted of $31.4 million of unfunded commitments, which was comprised of $28.6 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. As of September 30, 2009, our only off-balance sheet arrangements consisted of $9.8 million of unfunded commitments, which was comprised of $7.8 million to provide debt financing to certain of our portfolio companies and $2.0 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
     On February 3, 2010, our SBIC subsidiary received a license, effective February 1, 2010, from the SBA to operate as an SBIC. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities. As of June 30, 2010, we had $35 million of SBA debentures payable.
          On November 16, 2009, we entered into the Wells Fargo facility in the amount of $50 million with an accordion feature, which allowed for potential future expansion of the Wells Fargo facility up to $100 million. The Wells Fargo facility bore interest at LIBOR plus 4% per annum and had a maturity date of November 26, 2012. On May 26, 2010, we amended the Wells Fargo facility to expand our borrowing capacity under that facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the Wells Fargo facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013.
          On May 27, 2010, we entered into the ING facility, which allows for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and has a maturity date of May 27, 2013. The ING facility also allows us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility is $90 million, and the ING facility includes an accordion feature that allows for potential future expansion of the facility up to a total of $150 million.
          As of June 30, 2010, we had no borrowings outstanding under either the Wells Fargo facility or the ING facility.
          A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2010 and September 30, 2009 is shown in the table below:

	June 30, 2010	September 30, 2009

Storyteller Theaters Corporation	$1,000,000	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	1,000,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	864,175	1,000,000
ADAPCO, Inc.	7,250,000	—
AmBath/ReBath Holdings, Inc.	2,000,000	—
JTC Education, Inc.	1,062,453	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	1,250,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—
Mansell Group, Inc.	2,000,000	—
NDSSI Holdings, Inc.	3,500,000	—

Total	$31,392,988	$9,750,000

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
          To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2010). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008 and 2009. In addition, we may incur a U.S. federal excise tax in future years. We intend to make distributions to our stockholders on a quarterly basis of between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, in future periods, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the financial covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
Related Party Transactions
          We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes, and (b) an incentive fee based on our performance. Our investment adviser agreed to permanently waive that portion of its base management fee attributable to our assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
          The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the investment advisory agreement in December 2007, we have paid our investment adviser $8.4 million and $13.7 million for the fiscal years ended September 30, 2008 and September 30, 2009, respectively, and $14.3 million for the nine months ended June 30, 2010, under the investment advisory agreement.
          Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future.
           The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the administration agreement in December 2007, we have paid FSC, Inc. $1.6 million and $1.3 million for the fiscal years ended September 30, 2008 and September 30, 2009, respectively, and $1.6 million for the nine months ended June 30, 2010, under the administration agreement.
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

Recent Developments
     On July 26, 2010, we executed a loan amendment which increased our unfunded commitment to JTC Education, Inc. by $8.0 million. Prior to the amendment, our unfunded commitment to JTC Education, Inc. was $1.0 million.
     On July 30, 2010, we executed a loan amendment which modified the interest rate on our debt investment in Pacific Press Technologies, Inc. from 12.0% cash and 2.75% PIK to 10.0% cash and 2.0% PIK, and extended the loan maturity date from January 10, 2013 to July 10, 2013.
     On August 2, 2010, our Board of Directors declared the following dividends:
•	$0.10 per share, payable on September 29, 2010 to stockholders of record on September 1, 2010;

•	$0.10 per share, payable on October 27, 2010 to stockholders of record on October 6, 2010;

•	$0.11 per share, payable on November 24, 2010 to stockholders of record on November 3, 2010; and

•	$0.11 per share, payable on December 29, 2010 to stockholders of record on December 1, 2010.
Recently Issued Accounting Standards
          See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
          We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of June 30, 2010, 24.5% of our debt investment portfolio (at fair value) and 23.0% of our debt investment portfolio (at cost) bore interest at floating rates. As of June 30, 2010, we had not entered into any interest rate hedging arrangements. At June 30, 2010, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
          Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by $11 million.
Item 4. Controls and Procedures
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely identifying, recording, processing, summarizing, and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	Changes in Internal Controls
          There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
          Except as described below, there have been no material changes during the three months ended June 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2009 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010.
Substantially all of our assets are subject to security interests under credit facilities and if we default on our obligations under the facilities, we may suffer adverse consequences, including the lenders foreclosing on our assets.
          As of June 30, 2010, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices that we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
          In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We issued a total of 42,269 shares of common stock under our dividend reinvestment plan during the three months ended June 30, 2010. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $0.5 million.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
10.1	Omnibus Amendment No. 1 to Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC, Wachovia Bank, National Association, and Wells Fargo Bank, National Association and to Pledge Agreement by and between Registrant and Wells Fargo Bank, National Association, dated as of May 26, 2010 (Incorporated by reference to Exhibit (k)(6) filed with Fifth Street Finance Corp.’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.2	Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC and Morgan Stanley Bank, N.A., dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(7) filed with Fifth Street Finance Corp.’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.3	Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., FSF/MP Holdings, Inc. and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(8) filed with Fifth Street Finance Corp.’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: August 4, 2010	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: August 4, 2010	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.