Form 10-K
period 2010-09-30
Fifth Street Finance Corp
filed 2010-12-02
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2010 is $525,730,940. The registrant had 54,550,290 shares of common stock outstanding as of September 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

General

We are a specialty finance company that lends to and invests in small and mid-sized companies in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We are externally managed and advised by Fifth Street Management LLC, which we also refer to as our “investment adviser”.

As of September 30, 2010, we had originated $668.9 million of funded debt and equity investments and our portfolio totaled $563.8 million at fair value and was comprised of 38 investments, 35 of which were in operating companies and three of which were in private equity funds. The three investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2010. The weighted average annual yield of our debt investments as of September 30, 2010 was approximately 14.0%, which included a cash component of 11.8%.

Our investments generally range in size from $5 million to $60 million and are principally in the form of first and second lien debt investments, which may also include an equity component. We are currently focusing our origination efforts on first lien loans. As of September 30, 2010, substantially all of our debt investments were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock, or other equity interests in 19 out of 38 portfolio companies as of September 30, 2010.

Fifth Street Mezzanine Partners III, L.P., our predecessor fund, commenced operations as a private partnership on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into us. We were formed in late 2007 for the purpose of acquiring Fifth Street Mezzanine Partners III, L.P. and continuing its business as a public entity. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act.

As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. See “Item 1. Business — Regulation — Business Development Company Regulations.”

We have also elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Item 1. Business — Regulation — Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

In addition, we maintain a wholly-owned subsidiary that is licensed as a small business investment company, or SBIC, and regulated by the Small Business Administration, or the SBA. See “Item 1. Business — Regulation — Small Business Investment Company Regulations.” The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We applied for exemptive relief from the Securities and Exchange Commission, or SEC, to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2010, we had approximately $642.2 million in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $642.2 million, notwithstanding other limitations on our borrowings pursuant to our credit facilities.

If we receive an exemption from the SEC for our SBA debt, we will have increased capacity to fund up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act and, therefore, we could have more debt outstanding than assets to cover such debt. For example, we would be able to borrow up to $150 million more than the approximately $642.2 million permitted under the asset coverage ratio limit as of September 30, 2010. For additional information on SBA regulations that affect our access to SBA-guaranteed debentures, see “Risk Factors — Risks Relating to Our Business and Structure — Our SBIC subsidiary’s investment adviser has no prior experience managing an SBIC and any failure to comply with SBA regulations, resulting from our SBIC subsidiary’s investment adviser’s lack of experience or otherwise, could have an adverse effect on our operations.”

Our principal executive office is located at 10 Bank Street, 12th floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.

The Investment Adviser

Our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $900 million in small and mid-sized companies, including the investments made by us, since 1998. Mr. Tannenbaum and his respective private investment firms have acted as the lead (and often sole) first or second lien investor in over 70 investment transactions. The other investment funds managed by these private investment firms generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments.

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

The principals of our investment adviser are Mr. Tannenbaum, our chief executive officer and our investment adviser’s managing partner, Bernard D. Berman, our president, chief compliance officer and secretary and a partner of our investment adviser, Ivelin M. Dimitrov, our co-chief investment officer and a partner of our investment adviser, Chad Blakeman, our co-chief investment officer, Juan E. Alva, a partner of our investment adviser, Casey J. Zmijeski, a partner of our investment adviser and William H. Craig, our chief financial officer.

Business Strategy

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We have adopted the following business strategy to achieve our investment objective:

•	Capitalize on our investment adviser’s strong relationships with private equity sponsors. Our investment adviser has developed an extensive network of relationships with private equity sponsors that invest in small and mid-sized companies. We believe that the strength of these relationships is due to a common investment philosophy, a consistent market focus, a rigorous approach to diligence and a reputation for delivering on commitments. In addition to being our principal source of originations, we believe that private equity sponsors provide significant benefits including incremental due diligence, additional monitoring capabilities and a potential source of capital and operational expertise for our portfolio companies.

•	Focus on established small and mid-sized companies. We believe that there are fewer finance companies focused on transactions involving small and mid-sized companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity grants than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base.

•	Continue our growth of direct originations. As of September 30, 2010, we directly originated 100% of our debt investments, although we may not directly originate 100% of our investments in the future. Over the last several years, the principals of our investment adviser have developed an origination strategy designed to ensure that the number and quality of our investment opportunities allows us to continue to directly originate substantially all of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and exit fees.

•	Employ disciplined underwriting policies and rigorous portfolio management. Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest along side private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•	Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns. We structure our debt investments on a conservative basis with high cash yields, cash origination fees, low leverage levels and strong investment protections. As of September 30, 2010, the weighted average annualized yield of our debt investments was approximately 14.0%, which includes a cash component of 11.8%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•	Benefiting from lower, fixed, long-term cost of capital. The SBIC license held by our wholly-owned subsidiary allows it to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because we expect lower cost SBA leverage to become a more significant part of our capital base through our SBIC subsidiary, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through our SBIC subsidiary will represent a stable, long-term component of our capital structure that should permit the proper matching of duration and cost compared to our portfolio investments.

•	Leverage the skills and experience of our investment adviser. The principals of our investment adviser have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and they also have experience managing distressed companies.

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

Deal Origination

Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. Over the last ten years, the investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 1,400 of such private equity firms and our investment adviser has active relationships with approximately 140 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.

Our investment adviser reviewed over 500 potential investment transactions with private equity sponsors for the year ended September 30, 2010. All of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.

Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the partners of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment summary is created. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that Committee. At any point in this stage, we may reject the opportunity, and, indeed, we have historically decided not to proceed with more than 80% of the investment opportunities reviewed by our investment adviser’s Investment Committee.

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

Private equity sponsor

Among the most critical due diligence investigations is the evaluation of the private equity sponsor making the investment. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The private equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Investments

We target debt investments that will yield meaningful current income and provide the opportunity for capital appreciation through equity securities. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2010, substantially all of our debt investments were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2010, we directly originated 100% of our loans, although we may not directly originate 100% of our investments in the future. We are currently focusing our new origination efforts on first lien loans. We believe that the risk-adjusted returns from these loans are superior to second lien investments and offer superior credit quality. However, we may choose to originate second lien and unsecured loans in the future.

•	First Lien Loans. Our first lien loans generally have terms of four to six years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•	Second Lien Loans. Our second lien loans generally have terms of four to six years, primarily provide for a fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans often include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. As of September 30, 2010, all of our second lien loans had intercreditor agreements requiring a standstill period of no more than 180 days. During the standstill period, we are generally restricted from exercising remedies against the borrower or the collateral in order to provide the first lien lenders time to cure any breaches or defaults by the borrower.

•	Unsecured Loans. Our unsecured investments generally have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

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

Private Equity Fund Investments

We make investments in the private equity funds of certain of our equity sponsors. In general, we make these investments where we have a long term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2010, we had investments in three private equity funds, which represented less than 1% of the fair value of our assets as of such date.

Portfolio Management

Active Involvement in our Portfolio Companies

As a business development company, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	review of monthly and quarterly financial statements and financial projections for portfolio companies;

•	periodic and regular contact with portfolio company management to discuss financial position requirements and accomplishments;

•	attendance at board meetings;

•	periodic formal update interviews with portfolio company management and, if appropriate, the private equity sponsor; and

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2010:

Investment Rating	Fair Value	% of Portfolio

1	$89,150,457	15.81%
2	424,494,799	75.29%
3	18,055,528	3.20%
4	23,823,120	4.23%
5	8,297,412	1.47%

Total	$563,821,316	100.00%

Exit Strategies/Refinancing

As of September 30, 2010, we had structured $7.1 million in aggregate exit fees across 10 portfolio investments to be received upon the future exit of those investments. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company in which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of small and mid-sized companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors.

Authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the enterprise value approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

Under the income approach, we generally prepare and analyze discounted cash flow models based on projections of the future free cash flows of the business.

Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within the investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of the investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	The deal team compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The deal team prepares a valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2010 and September 30, 2009 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance. Upon completion of their process each quarter, the independent valuation firms provide us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

The percentages of our portfolio at fair value for which independent valuation firms provided us with valuation assistance by period were as follows:

	Percentage of
	Portfolio at
	Fair Value

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not part of the independent valuation process

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process

We intend to have valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio on an annual basis.

Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

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

We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “— Investment Advisory Agreement.” Our investment adviser employs a total of 19 investment professionals, including its principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. For a more detailed discussion of the administration agreement, see “Item 1. Business — Administration Agreement.”

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

Base Management Fee

The base management fee is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter will be appropriately pro rated. Our investment adviser permanently waived the portion of the base management fee attributable to cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter beginning March 31, 2010. As a result, our base management fee will be calculated at an annual rate of 2% of our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter.

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
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment
Income allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of September 30, 2008 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

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

Payment of Our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•	printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer, and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future.

Duration and Termination

The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 10 Bank Street, 12th Floor, White Plains, NY 10606.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on February 24, 2010, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Fifth Street Management;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to Fifth Street Management from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	information about the services to be performed and the personnel performing such services under the investment advisory agreement;

•	the organizational capability and financial condition of Fifth Street Management and its affiliates; and

•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement and the administration agreement as being in the best interests of our stockholders.

Administration Agreement

We have also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer, and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.

Exchange Act Reports

We maintain a website at www.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation

Business Development Company Regulations

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

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.

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

(2) Securities of any eligible portfolio company that we control;

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distribution to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “— Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may also read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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

Proxy policies

Our investment adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although our investment adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 10 Bank Street, 12th Floor, White Plains, NY 10606.

Other

We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

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

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. Our independent registered public accounting firm is required to audit our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Small Business Investment Company Regulations

In August 2009, we formed Fifth Street Mezzanine Partners IV, L.P., a wholly-owned subsidiary of ours. In February 2010, Fifth Street Mezzanine Partners IV, L.P. received final approval to be licensed by the United States Small Business Administration, or SBA, as a small business investment company, or SBIC.

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2010, our SBIC subsidiary had $75 million in regulatory capital and the SBA had issued a capital commitment to our SBIC subsidiary in the amount of $150 million.

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

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Taxation as a Regulated Investment Company

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2008 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12) issued by the Internal Revenue Service, or IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This revenue procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. We do not currently intend to pay dividends in shares of our common stock pursuant to the revenue procedure any time in the near future.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Relating to Economic Conditions

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. In this regard, as a result of recent economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in eleven of our portfolio companies as of September 30, 2010. Such modified terms include changes in payment-in-kind interest provisions and/or cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the recent economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders and have an adverse effect on our results of operations.

Risks Relating to Our Business and Structure

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

As discussed above, we were organized on February 15, 2007. We have no employees and, as a result, we depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

We expect that the principals of our investment adviser will maintain and develop their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

The fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this potential conflict of interest.

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

Substantially all of our assets are subject to security interests under secured credit facilities and if we default on our obligations under the facilities, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of September 30, 2010, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under our credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Tannenbaum, our chief executive officer and managing partner of our investment adviser, is the managing partner of Fifth Street Capital LLC, a private investment firm. Although the other investment funds managed by Fifth Street Capital LLC and its affiliates generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments, in the future, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser would face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors, and members of our investment adviser.

The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Item 1. Business — Regulation — Business Development Company Regulations.”

Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify for tax free treatment at the corporate level on income and gains distributed to stockholders, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

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

Our SBIC subsidiary’s investment adviser has no prior experience managing an SBIC and any failure to comply with SBA regulations, resulting from our SBIC subsidiary’s investment adviser’s lack of experience or otherwise, could have an adverse effect on our operations.

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

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary. Our SBIC subsidiary’s investment adviser does not have any prior experience managing an SBIC. Its lack of experience in complying with SBA regulations may hinder its ability to take advantage of our SBIC subsidiary’s access to SBA-guaranteed debentures.

Any failure to comply with SBA regulations could have an adverse effect on our operations.

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

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

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

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

If we invest in the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than expected investment values or income potentials and resale restrictions.

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

We generally do not and will not control our portfolio companies.

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

Defaults by our portfolio companies would harm our operating results.

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

We may make investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.

We may expose ourselves to risks if we engage in hedging transactions.

We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our credit facilities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “— Changes in interest rates may affect our cost of capital and net investment income.”

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, business development companies and SBICs;

•	loss of our BDC or RIC status or our SBIC subsidiary’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.

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

We do not own any real estate or other physical properties materially important to our operations; however, we lease office space for our principal executive office at 10 Bank Street, 12th floor, White Plains, NY 10606. Our investment adviser also maintains additional office space at 500 W. Putnam Ave., Suite 400, Greenwich, CT 06830. We may from time to time lease satellite office space elsewhere, but these leases are generally not material to our operations. We believe that our current office facilities are adequate for our business as we intend to conduct it.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FSC.” The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low

Fiscal year ended September 30, 2009
First quarter	$10.24	$5.02
Second quarter	$8.48	$5.80
Third quarter	$11.14	$6.92
Fourth quarter	$11.36	$9.02
Fiscal year ended September 30, 2010
First quarter	$10.99	$9.35
Second quarter	$12.13	$10.45
Third quarter	$13.64	$10.49
Fourth quarter	$11.30	$9.79

The last reported price for our common stock on November 23, 2010 was $11.67 per share. As of November 23, 2010, we had 13 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2010, we issued a total of 170,803 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our DRIP was approximately $2.0 million.

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

To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a Regulated Investment Company.”

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12) issued by the Internal Revenue Service, or IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including business development companies) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This revenue procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. We do not currently intend to pay dividends in shares of our common stock pursuant to the revenue procedure any time in the near future.

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock from October 1, 2008 through September 30, 2010:

			Amount		DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	per Share	Cash Distribution	Issued	Value

December 9, 2008	December 19, 2008	December 29, 2008	$0.32	$6.4 million	105,326	$0.8 million
December 9, 2008	December 30, 2008	January 29, 2009	0.33	6.6 million	139,995	0.8 million
December 18, 2008	December 30, 2008	January 29, 2009	0.05	1.0 million	21,211	0.1 million
April 14, 2009	May 26, 2009	June 25, 2009	0.25	5.6 million	11,776	0.1 million
August 3, 2009	September 8, 2009	September 25, 2009	0.25	7.5 million	56,890	0.6 million
November 12, 2009	December 10, 2009	December 29, 2009	0.27	9.7 million	44,420	0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425	0.3 million

Stock Performance Graph

The following graph compares the cumulative 27-month total return to shareholders on Fifth Street Finance Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes the following investment companies, which have elected to be regulated as business development companies under the 1940 Act: Apollo Investment Corp., Ares Capital Corp., Blackrock Kelso Capital Corp., Gladstone Capital Corp., MCG Capital Corp. and MVC Capital Inc. The graph assumes that the value of the investment in the common stock of each company, in each index, and in the peer group was $100 on June 12, 2008 (the date our common stock began to trade on the NYSE Stock Market in connection with our initial public offering), assumes the reinvestment of all cash dividends prior to any tax effect, and tracks the investment through to September 30, 2010. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of 27 Month Cumulative Total Stockholder Return*
Among Fifth Street Finance Corp., the NYSE Composite Index,
the NASDAQ Financial Index and a Peer Group

*	$100 invested on June 12, 2008 in stock or May 31, 2008 in index, including reinvestment of dividends.

	June 12, 2008	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10	Jun-10	Sep-10

Fifth Street Finance Corp	100.00	84.90	85.31	69.97	71.73	95.66	106.87	107.87	119.76	116.79	119.14
NYSE Composite	100.00	92.29	80.76	79.80	54.23	64.87	76.35	79.80	83.17	72.73	82.31
NASDAQ Financial	100.00	86.46	94.51	76.87	61.86	68.85	75.77	76.87	83.57	74.69	75.75
Peer Group	100.00	85.96	97.79	61.85	36.79	59.04	85.19	93.78	120.34	102.39	122.41

Open Market Stock Repurchase Program

In October 2008, our Board of Directors authorized a stock repurchase program to acquire up to $8 million of our outstanding common stock. Stock repurchases under this program were made through the open market at times and were in such amounts as our management deemed appropriate. The stock repurchase program expired December 2009.

In October 2010, our Board of Directors authorized a stock repurchase program to acquire up to $20 million of our outstanding common stock. Stock repurchases under this program are to be made through the open market at times and in such amounts as our management deems appropriate, provided it is below the most recently published net asset value per share. The stock repurchase program expires December 31, 2011 and may be limited or terminated by the Board of Directors at any time without prior notice.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. The financial information as of and for the period from inception (February 15, 2007) to September 30, 2007, and for the fiscal years ended September 30, 2008, 2009, and 2010 set forth below was derived from our audited financial statements and related notes for Fifth Street Mezzanine Partners III, L.P. and Fifth Street Finance Corp., respectively.

	At and for the	At and for the	At and for the	At September 30, 2007
	Year Ended	Year Ended	Year Ended	and for the period
	September 30,	September 30,	September 30,	February 15, 2007
	2010	2009	2008	through September 30, 2007
	(In thousands, except per share amounts)

Statement of Operations data:
Total investment income	$70,538	$49,828	$33,219	$4,296
Base management fee, net	9,275	5,889	4,258	1,564
Incentive fee	10,756	7,841	4,118	—
All other expenses	7,483	4,736	4,699	1,773
Net investment income	43,024	31,362	20,144	959
Unrealized depreciation on interest rate swap	(773)	—	—	—
Unrealized appreciation (depreciation) on investments	(1,055)	(10,795)	(16,948)	123
Realized gain (loss) on investments	(18,780)	(14,373)	62	—
Net increase in partners’ capital/net assets resulting from operations	22,416	6,194	3,258	1,082
Per share data:
Net asset value per common share at period end	$10.43	$10.84	$13.02	$ N/A
Market price at period end	11.14	10.93	10.05	N/A
Net investment income	0.95	1.27	1.29	N/A
Net realized and unrealized loss on investments and interest rate swap	(0.46)	(1.02)	(1.08)	N/A
Net increase in partners’ capital/net assets resulting from operations	0.49	0.25	0.21	N/A
Dividends paid	0.99	1.20	0.61	N/A
Balance Sheet data at period end:
Total investments at fair value	$563,821	$299,611	$273,759	$88,391
Cash and cash equivalents	76,765	113,205	22,906	17,654
Other assets	11,340	3,071	2,484	1,285
Total assets	651,926	415,887	299,149	107,330
Total liabilities	82,754	5,331	4,813	514
Total net assets	569,172	410,556	294,336	106,816
Other data:
Weighted average annual yield on debt investments(1)	14.0%	15.7%	16.2%	16.8%
Number of investments at period end	38	28	24	10

(1)	Weighted average annual yield is calculated based upon our debt investments at the end of the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with our Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include but are not limited to:

•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs, SBICs or RICs; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.

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

Current Market Conditions

Since mid-2007, the global financial markets have been in a great deal of turmoil, experiencing stress, volatility, illiquidity, and disruption. This turmoil appears to have peaked in the fall of 2008, resulting in several major financial institutions becoming insolvent, being acquired, or receiving government assistance. While the turmoil in the financial markets appears to have abated somewhat, the global economy continues to experience economic uncertainty. Economic uncertainty impacts our business in many ways, including changing spreads, structures, and purchase multiples as well as the overall supply of investment capital.

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

Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. In this regard, because our common stock has at times traded at a price below our then current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

Investment Valuation

We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Under Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the enterprise value approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within our investment adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of our investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit reports to us;

•	The deal team compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The deal team prepares a valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•	The Valuation Committee of our Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2010, and September 30, 2009, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance. Upon completion of its process each quarter, the independent valuation firms provides us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not part of the independent valuation process

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process

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

As of September 30, 2010 and September 30, 2009, approximately 86.5% and 72.0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. The receipt of such fees as well as the timing of our receipt of such fees are contingent upon a successful exit event for each of the investments.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $19.3 million and represented 3.4% of the fair value of our portfolio of investments as of September 30, 2010 and $12.1 million or 4.0% as of September 30, 2009. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition

Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years) and typically bear interest at fixed rates and, to a lesser extent, at floating rates. We are currently focusing our new debt origination efforts on first lien loans. We believe that the risk-adjusted returns from these loans are superior to second lien investments at this time and offer superior credit quality. However, we may choose to originate second lien and unsecured loans in the future.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30,	September 30,
	2010	2009

Cost:
First lien debt	72.61%	46.82%
Second lien debt	25.42%	50.08%
Subordinated debt	0.80%	0.00%
Purchased equity	0.39%	1.27%
Equity grants	0.75%	1.83%
Limited partnership interests	0.03%	0.00%

Total	100.00%	100.00%

	September 30,	September 30,
	2010	2009

Fair value:
First lien debt	73.84%	47.40%
Second lien debt	24.45%	51.37%
Subordinated debt	0.78%	0.00%
Purchased equity	0.11%	0.17%
Equity grants	0.79%	1.06%
Limited partnership interests	0.03%	0.00%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	September 30,	September 30,
	2010	2009

Cost:
Healthcare services	14.76%	15.53%
Healthcare equipment	13.61%	0.00%
Education services	7.58%	0.00%
Home improvement retail	5.51%	0.00%
Food distributors	5.13%	2.73%
Fertilizers and agricultural chemicals	4.51%	0.00%
Diversified support services	4.43%	0.00%
Construction and engineering	4.22%	5.89%
Footwear and apparel	3.97%	6.85%
Healthcare technology	3.63%	11.37%
Media — advertising	3.35%	4.10%
Food retail	3.31%	0.00%
Manufacturing — mechanical products	3.16%	4.71%
Emulsions manufacturing	2.95%	3.59%
Trailer leasing services	2.88%	5.21%
Air freight and logistics	2.36%	3.29%
Merchandise display	2.25%	3.98%
Data processing and outsourced services	2.21%	4.12%

	September 30,	September 30,
	2010	2009

Restaurants	2.11%	6.20%
Housewares and specialties	2.06%	3.68%
Capital goods	1.71%	3.05%
Environmental and facilities services	1.51%	2.73%
Building products	1.40%	2.14%
Leisure facilities	1.16%	2.20%
Household products/specialty chemicals	0.18%	2.38%
Entertainment — theaters	0.03%	2.32%
Multi-sector holdings	0.02%	0.00%
Home furnishing retail	0.00%	3.93%

Total	100.00%	100.00%

Fair value:
Healthcare services	15.83%	17.21%
Healthcare equipment	14.40%	0.00%
Education services	7.47%	0.00%
Home improvement retail	5.76%	0.00%
Food distributors	5.38%	3.00%
Fertilizers and agricultural chemicals	4.76%	0.00%
Diversified support services	4.66%	0.00%
Construction and engineering	4.23%	5.96%
Footwear and apparel	4.18%	7.37%
Healthcare technology	3.93%	12.27%
Media — advertising	3.52%	4.37%
Food retail	3.50%	0.00%
Manufacturing — mechanical products	3.20%	5.03%
Emulsions manufacturing	3.02%	4.05%
Air freight and logistics	2.49%	3.60%
Merchandise display	2.35%	4.36%
Data processing and outsourced services	2.26%	4.44%
Restaurants	2.15%	5.94%
Capital goods	1.81%	3.26%
Leisure facilities	1.25%	2.38%
Building products	1.21%	2.06%
Environmental and facilities services	0.91%	2.04%
Trailer leasing services	0.82%	3.29%
Housewares and specialties	0.66%	1.90%
Household products/specialty chemicals	0.19%	1.50%
Entertainment — theaters	0.05%	2.52%
Multi-sector holdings	0.01%	0.00%
Home furnishing retail	0.00%	3.45%

Total	100.00%	100.00%

Portfolio Asset Quality

We employ a grading system to assess and monitor the credit risk of our investment portfolio. We rate all investments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of September 30, 2010 and September 30, 2009:

Investment	September 30, 2010				September 30, 2009
Rating	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio

1	$89,150,457	15.81%	2.97		$22,913,497	7.65%	1.70
2	424,494,799	75.29%	4.31		248,506,393	82.94%	4.34
3	18,055,528	3.20%	13.25		6,122,236	2.04%	10.04
4	23,823,120	4.23%	8.13		16,377,904	5.47%	8.31
5	8,297,412	1.47%	NM	(1)	5,691,107	1.90%	NM	(1)

Total	$563,821,316	100.00%	4.53		$299,611,137	100.00%	4.42

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

As a result of current economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in eleven of our portfolio companies as of September 30, 2010. Such modified terms include increased payment-in-kind interest provisions and/or reduced cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the current economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

Five investments did not pay all of their scheduled monthly cash interest payments for the year ended September 30, 2010. As of September 30, 2010, we had also stopped accruing PIK interest and original issue discount (“OID”) on these five investments. As of September 30, 2009, we had stopped accruing PIK interest and OID on five investments, including two investments that had not paid their scheduled monthly cash interest payments. As of September 30, 2008, no investments were on non-accrual status.

The non-accrual status of our portfolio investments as of September 30, 2010, September 30, 2009 and September 30, 2008 was as follows:

	September 30, 2010	September 30, 2009	September 30, 2008

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	—
CPAC, Inc.	—	PIK non-accrual	—
MK Network, LLC	Cash non-accrual	—	—
Martini Park, LLC	—	PIK non-accrual	—
Vanguard Vinyl, Inc.	Cash non-accrual	—	—
Nicos Polymers & Grinding, Inc.	Cash non-accrual	PIK non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	—

Non-accrual interest amounts related to the above investments for the years ended September 30, 2010 September 30, 2009 and September 30, 2008 were as follows:

	September 30, 2010	September 30, 2009	September 30, 2008

Cash interest income	$5,804,101	$2,938,190	$—
PIK interest income	1,903,005	1,398,347	—
OID income	328,792	402,522	—

Total	$8,035,898	$4,739,059	$—

Discussion and Analysis of Results and Operations

Results of Operations

The principal measure of our financial performance is the net income (loss) which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and derivative instruments.

Comparison of years ended September 30, 2010 and September 30, 2009

Total Investment Income

Total investment income for the years ended September 30, 2010 and September 30, 2009 was $70.5 million and $49.8 million, respectively. For the year ended September 30, 2010, this amount primarily consisted of $63.9 million of interest income from portfolio investments (which included $10.0 million of PIK interest), and $6.0 million of fee income. For the year ended September 30, 2009, this amount primarily consisted of $46.0 million of interest income from portfolio investments (which included $7.4 million of PIK interest), and $3.5 million of fee income.

The increase in our total investment income for the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily attributable to a net increase of eight debt investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.

Expenses

Expenses (net of the permanently waived portion of the base management fee) for the years ended September 30, 2010 and September 30, 2009 were $27.5 million and $18.4 million, respectively. Expenses increased for the year ended September 30, 2010 as compared to the year ended September 30, 2009 by $9.1 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense, administrator expense, and other general and administrative expenses.

The increase in base management and incentive fees resulted from an increase in our total assets as reflected in the growth of the investment portfolio, offset partially by our investment adviser’s unilateral decision to waive $727,000 and $172,000 of the base management fee for the years ended September 30, 2010 and September 30, 2009, respectively.

Net Investment Income

As a result of the $20.7 million increase in total investment income as compared to the $9.1 million increase in total expenses, net investment income for the year ended September 30, 2010 reflected a $11.6 million, or 37.2%, increase compared to the year ended September 30, 2009.

Realized Gain (Loss) on Investments

Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

During the year ended September 30, 2010, we recorded the following investment realization events:

•	In October 2009, we received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In March 2010, we recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of our interest in CPAC, Inc.;

•	In August 2010, we received a cash payment of $7.6 million from Storyteller Theaters Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2010, we restructured our investment in Rail Acquisition Corp. Although the full amount owed under the loan agreement remained intact, the restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $2.6 million in accordance with EITF Abstract Issue No. 96-19;

•	In September 2010, we sold our investment in Martini Park, LLC and received a cash payment in the amount of $0.1 million. We recorded a realized loss on this investment in the amount of $4.0 million; and

•	In September 2010, we exited our investment in Rose Tarlow, Inc. and received a cash payment in the amount of $3.6 million in full settlement of the debt investment. We recorded a realized loss on this investment in the amount of $9.3 million.

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

Net Change in Unrealized Appreciation or Depreciation

Net unrealized appreciation or depreciation is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended September 30, 2010, we recorded net unrealized depreciation of $1.8 million. This consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of reclassifications to realized losses and $0.5 million of net unrealized appreciation on equity investments. During the year ended September 30, 2009, we recorded net unrealized depreciation of $10.8 million. This consisted of $23.1 million of net unrealized depreciation on debt investments and $2.0 million of net unrealized depreciation on equity investments, offset by $14.3 million of reclassifications to realized losses.

Comparison of years ended September 30, 2009 and September 30, 2008

Total Investment Income

Total investment income for the years ended September 30, 2009 and September 30, 2008 was $49.8 million and $33.2 million, respectively. For the year ended September 30, 2009, this amount primarily consisted of $46.0 million of interest income from portfolio investments (which included $7.4 million of PIK interest), and $3.5 million of fee income. For the year ended September 30, 2008, this amount primarily consisted of $30.5 million of interest income from portfolio investments (which included $4.9 million of PIK interest), and $1.8 million of fee income.

The increase in our total investment income for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily attributable to a net increase of two debt investments in our portfolio in the year-over-year period, partially offset by debt repayments received during the same period.

Expenses

Expenses (net of the permanently waived portion of the base management fee) for the years ended September 30, 2009 and September 30, 2008 were $18.4 million and $13.1 million, respectively. Expenses increased for the year ended September 30, 2009 as compared to the year ended September 30, 2008 by $5.3 million, primarily as a result of increases in base management fee, incentive fees and other general and administrative expenses.

The increase in base management fee resulted from an increase in our total assets as reflected in the growth of the investment portfolio offset partially by our investment adviser’s unilateral decision to waive $172,000 of the base management fee for the year ended September 30, 2009. Incentive fees were implemented effective January 2, 2008 when Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp., and reflect the growth of our net investment income before such fees.

Net Investment Income

As a result of the $16.6 million increase in total investment income as compared to the $5.3 million increase in total expenses, net investment income for the year ended September 30, 2009 reflected a $11.3 million, or 55.7%, increase compared to the year ended September 30, 2008.

Realized Gain (Loss) on Investments

Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the year ended September 30, 2009, we exited our investment in American Hardwoods Industries, LLC and recorded a realized loss of $10.4 million, and recorded a $4.0 million realized loss on our investment in CPAC, Inc. in connection with our determination that the investment was permanently impaired based on, among other things, our analysis of changes in the portfolio company’s business operations and prospects. During the year ended September 30, 2008, we sold our equity investment in Filet of Chicken and realized a gain of $62,000.

Net Change in Unrealized Appreciation or Depreciation

Net unrealized appreciation or depreciation is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. During the year ended September 30, 2009, we recorded net unrealized depreciation of $10.8 million. This consisted of $23.1 million of net unrealized depreciation on debt investments and $2.0 million of net unrealized depreciation on equity investments, offset by $14.3 million of reclassifications to realized losses. During the year ended September 30, 2008, we recorded net unrealized depreciation of $16.9 million. This consisted of $12.1 million of net unrealized depreciation on debt investments and $4.8 million of net unrealized depreciation on equity investments.

Financial Condition, Liquidity and Capital Resources

Cash Flows

We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.

For the year ended September 30, 2010, we experienced a net decrease in cash and cash equivalents of $36.4 million. During that period, we used $239.2 million of cash in operating activities, primarily for the funding of $325.5 million of investments, partially offset by $44.5 million of principal payments received and $43.0 million of net investment income. During the same period cash provided by financing activities was $202.7 million, primarily consisting of $179.1 million of proceeds from issuances of our common stock and $73.0 million of SBA borrowings, partially offset by $41.8 million of cash dividends paid, $1.3 million of offering costs paid and $6.3 million of deferred financing costs paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit facilities, as we deem appropriate.

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

As of September 30, 2010, we had $76.8 million in cash and cash equivalents, portfolio investments (at fair value) of $563.8 million, $3.8 million of interest and fees receivable, $73.0 million of SBA debentures payable, no borrowings outstanding under our credit facilities, and unfunded commitments of $49.5 million.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2010, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

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

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2010, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $73 million of SBA debentures were outstanding as of September 30, 2010 that bore an interest rate of 3.50%, including the SBA annual charge of 0.285%.

We applied for exemptive relief from the SEC on September 9, 2009 and filed an amended application on February 8, 2010 to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

Significant capital transactions that occurred from October 1, 2008 through September 30, 2010

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock from October 1, 2008 through September 30, 2010:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	per Share	Distribution	Issued	Value

December 9, 2008	December 19, 2008	December 29, 2008	$0.32	$6.4 million	105,326	$0.8 million
December 9, 2008	December 30, 2008	January 29, 2009	0.33	6.6 million	139,995	0.8 million
December 18, 2008	December 30, 2008	January 29, 2009	0.05	1.0 million	21,211	0.1 million
April 14, 2009	May 26, 2009	June 25, 2009	0.25	5.6 million	11,776	0.1 million
August 3, 2009	September 8, 2009	September 25, 2009	0.25	7.5 million	56,890	0.6 million
November 12, 2009	December 10, 2009	December 29, 2009	0.27	9.7 million	44,420	0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425	0.3 million

The following table reflects shareholder transactions that occurred from October 1, 2008 through September 30, 2010:

				Gross
				Proceeds
Date	Transaction	Shares	Share Price	(Uses)

October 27, 2008	Repurchase shares	39,000	$5.96	$(0.2 million )
October 28, 2008	Repurchase shares	39,000	5.89	(0.2 million )
July 21, 2009	Public offering(1)	9,487,500	9.25	87.8 million
September 25, 2009	Public offering(1)	5,520,000	10.50	58.0 million
January 27, 2010	Public offering	7,000,000	11.20	78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20	3.4 million
June 21, 2010	Public offering(1)	9,200,000	11.50	105.8 million

(1)	Includes the underwriters’ full exercise of their over-allotment option

Borrowings

On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and we entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.

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

In connection with the Wells Fargo facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Agreement and other documents entered into in connection with the Wells Fargo facility.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We intend to use the net proceeds of the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2010, we had no borrowings outstanding under the Wells Fargo facility.

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and has a maturity date of May 27, 2013. The ING facility also allows us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility is $90 million, and the ING facility includes an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of two of our wholly-owned subsidiaries, FSFC Holdings, Inc. and FSF/MP Holdings, Inc., subject to certain exclusions for, among other things, equity interests in our SBIC subsidiary and equity interests in Funding as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., FSF/MP Holdings, Inc., ING Capital LLC, as collateral agent, and us. Neither our SBIC subsidiary nor Funding is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

Through September 30, 2010, there had been no borrowings or repayments on the ING facility.

As of September 30, 2010, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility.

Interest expense for the years ended September 30, 2010, 2009 and 2008 was $1.9 million, $0.6 million, and $0.9 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis:

Facility	Financial Covenant	Description	Target Value	Reported Value (1)

Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $200 million plus the aggregate net proceeds of all sales of equity interests after November 16, 2009	$334 million	$569 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$494 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	8.37:1

ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $385 million plus the aggregate net proceeds of all sales of equity interests after February 24, 2010	$436 million	$569 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	17.26:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	73.94:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$289 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2010. We were also in compliance with all financial covenants under these credit facilities based on the financial information filed in this Form 10-K for the year ended September 30, 2010.

We and our SBIC subsidiary are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations.”

The following table reflects credit facility and debenture transactions that occurred from October 1, 2008 through September 30, 2010. Amounts available and drawn are as of September 30, 2010.

Total
			Facility	Upfront		Amount	Interest
			Amount	fee Paid	Availability	Drawn	Rate

Bank of Montreal	December 30, 2008	Renewed credit facility	$50 million	$0.3 million	$—	$—	LIBOR + 3.25%
	September 16, 2009	Terminated credit facility
Wells Fargo facility	November 16, 2009	Entered into credit facility	50 million	$0.8 million			LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	100 million	$0.9 million	42 million (1)	—	LIBOR + 3.50%
ING facility	May 27, 2010	Entered into credit facility	90 million	$0.8 million	90 million	—	LIBOR + 3.50%
SBA	February 16, 2010	Received capital commitment	75 million	$0.8 million
	September 21, 2010	Received capital commitment	150 million	$0.8 million	150 million	73 million	3.50% (2)

(1)	Availability to increase upon our decision to further collateralize the facility.

(2)	Includes the SBA annual charge of 0.285%.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2010, our only off-balance sheet arrangements consisted of $49.5 million of unfunded commitments, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. As of September 30, 2009, our only off-balance sheet arrangements consisted of $9.8 million, which was comprised of $7.8 million to provide debt financing to certain of our portfolio companies and $2.0 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

Contractual Obligations

On February 3, 2010, our SBIC subsidiary received a license, effective February 1, 2010, from the SBA to operate as an SBIC. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. As of September 30, 2010, we had $73 million of SBA debentures payable that bore an interest rate of 3.50%, including the SBA annual charge of 0.285%.

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

As of September 30, 2010, we had no borrowings outstanding under either the Wells Fargo facility or the ING facility.

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo Facility and the ING Facility:

	Payments Due by Period as of September 30, 2010
	Total	< 1 year	1-3 years	3-5 years	> 5 years

SBA debentures payable	$73,000,000	$—	$—	$—	$73,000,000
Interest due on SBA debentures	25,423,995	2,407,998	5,116,999	5,110,000	12,788,998
Wells fargo facility	—	—	—	—	—
ING facility	—	—	—	—	—
Total	$98,423,995	$2,407,998	$5,116,999	$5,110,000	$85,788,998

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2010 and September 30, 2009 is shown in the table below:

	September 30,	September 30,
	2010	2009

Storyteller Theaters Corporation	$—	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	500,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	864,175	1,000,000
ADAPCO, Inc.	5,750,000	—
AmBath/ReBath Holdings, Inc.	1,500,000	—
JTC Education, Inc.	9,062,453	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	1,250,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—
Mansell Group, Inc.	2,000,000	—
NDSSI Holdings, Inc.	1,500,000	—
Eagle Hospital Physicians, Inc.	2,500,000	—
Enhanced Recovery Company, LLC	3,623,148	—
Epic Acquisition, Inc.	2,700,000	—
Specialty Bakers, LLC	2,000,000	—
Rail Acquisition Corp.	4,798,897	—

Total	$49,515,033	$9,750,000

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2010). We anticipate timely distribution of our taxable income within the tax rules; however, we may incur a U.S. federal excise tax for the calendar year 2010. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, in future periods, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the financial covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the investment advisory agreement in December 2007, we have paid our investment adviser $8.4 million, $13.7 million and $20.0 million for the fiscal years ended September 30, 2008, September 30, 2009, and September 30, 2010, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. Since we entered into the administration agreement in December 2007, we have paid FSC, Inc. approximately $1.6 million, $1.3 million and $2.0 million for the fiscal years ended September 30, 2008, September 30, 2009 and September 30, 2010, respectively, under the administration agreement.

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

Recent Developments

On October 1, 2010, we closed a $63.5 million senior secured debt facility to support the acquisition of a provider of technology solutions. The investment is backed by a private equity sponsor and $51.0 million was funded at closing. The terms of this investment include a $12.5 million revolver at an interest rate of LIBOR + 7.5% per annum, a $29.0 million Term Loan A at an interest rate of LIBOR + 7.5% per annum and a $22.0 million Term Loan B at an interest rate of 12.5% per annum. This is a first lien facility with a scheduled maturity of five years.

On October 1, 2010, we received a cash payment of $8.6 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par.

On October 13, 2010, Nicos Polymers & Grinding, Inc., an existing portfolio company, filed for Chapter 11 bankruptcy as part of a restructuring of that investment. The bankruptcy was subsequently moved to a court mandated mediation process. On November 15, 2010, we and the major shareholder of Nicos Polymers & Grinding, Inc. agreed to a binding term sheet to settle the restructuring via an out of court foreclosure process. The restructuring will result in Nicos Polymers & Grinding retaining $10.0 million of senior term debt at an interest rate of 8.0% with a scheduled maturity of seven years, along with a $1.0 million to $3.0 million expandable revolving line of credit.

On October 22, 2010, our Board of Directors authorized a stock repurchase program to acquire up to $20 million of our outstanding common stock. Stock repurchases under this program are to be made through the open market at times and in such amounts as our management deems appropriate, provided that the price is below the most recently published net asset value per share. The stock repurchase program expires December 31, 2011 and may be limited or terminated by the Board of Directors at any time without prior notice.

On October 22, 2010, our Board of Directors approved an amendment to our DRIP to allow for a 5% discount on newly issued shares purchased through the DRIP, provided the shares will not be issued at a price below the most recently published net asset value per share.

On October 27, 2010, we paid a dividend in the amount of $0.10 per share to stockholders of record on October 6, 2010.

On November 4, 2010, we held a foreclosure auction of the assets of Vanguard Vinyl, Inc., an existing portfolio company, as part of a loan restructuring. The restructuring broke up Vanguard Vinyl, Inc. into two operating companies. One operating company, located in California will maintain $0.8 million of senior secured term debt at an interest rate of 8.0%, along with a $0.4 million revolving line of credit; both loans have a scheduled maturity of three years. The other operating company will manage operations in Utah with $2.0 million of senior secured term debt at an interest rate of 8.0%, along with a $1.0 million revolving line of credit; both loans have a scheduled maturity of three years. The Hawaii operations will maintain $3.8 million of senior secured term debt at an interest rate of 8% with a scheduled maturity of six months.

On November 5, 2010, we amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.

On November 15, 2010, our SBIC subsidiary drew $6.0 million from its SBA commitment to use to fund future investments.

On November 16, 2010, we received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par.

On November 16, 2010, we drew $10.0 million on the Wells Fargo facility.

On November 19, 2010, we closed a $45.5 million senior secured debt facility to support the acquisition of a provider of technology-based services. The investment is backed by a private equity sponsor and $39.5 million was funded at closing. The terms of this investment include a $6.0 million revolver at an interest rate of LIBOR + 7.0% per annum with a 2% LIBOR floor, a $16.4 million Term Loan A at an interest rate of LIBOR + 8.0% per annum with a 2% LIBOR floor, a $21.0 million Term Loan B at an interest rate of LIBOR + 10.25% per annum with a 2% LIBOR floor, and a $2.1 million membership interest. This is a first lien facility with a scheduled maturity of five years.

On November 24, 2010, we paid a dividend in the amount of $0.11 per share to stockholders of record on November 3, 2010.

On November 30, 2010, our Board of Directors declared the following monthly dividends:

•	$0.1066 per share, payable on January 31, 2011 to stockholders of record on January 4, 2011;

•	$0.1066 per share, payable on February 28, 2011 to stockholders of record on February 1, 2011; and

•	$0.1066 per share, payable on March 31, 2011 to stockholders of record on March 1, 2011.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. The significant majority of our debt investments are made with fixed interest rates for the term of the investment. However, as of September 30, 2010, 32.8% of our debt investment portfolio (at fair value) and 31.4% of our debt investment portfolio (at cost) bore interest at floating rates. As of September 30, 2010, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.

Based on our review of interest rate risk, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. On August 16, 2010, we entered into an interest rate swap agreement that expires on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we will pay a fixed interest rate of 0.99% and receive a floating rate based on the prevailing one-month LIBOR.

Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by $12 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Finance Corp. (“the Company”) at September 30, 2010, and the results of its operations, the changes in its net assets and its cash flows for the year ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 119 of the annual report to stockholders. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
New York, New York
December 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
  Fifth Street Finance Corp.

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Fifth Street Finance Corp. (a Delaware corporation) (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12) for the years ended September 30, 2009 and 2008. Our audits of the basic financial statements included the Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection or confirmation of securities owned as of September 30, 2009. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Fifth Street Finance Corp. as of September 30, 2009, and the results of its operations, changes in net assets and its cash flows and financial highlights for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP
New York, New York
December 9, 2009

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

	September 30,	September 30,
	2010	2009

ASSETS
Investments at Fair Value:
Control investments (cost September 30, 2010: $12,195,029; cost September 30, 2009: $12,045,029)	$3,700,000	$5,691,107
Affiliate investments (cost September 30, 2010: $50,133,521; cost September 30, 2009: $71,212,035)	47,222,059	64,748,560
Non-control/Non-affiliate investments (cost September 30, 2010: $530,168,045; cost September 30, 2009: $243,975,221)	512,899,257	229,171,470

Total Investments at Fair Value (cost September 30, 2010: $592,496,595; cost September 30, 2009: $327,232,285)	563,821,316	299,611,137
Cash and cash equivalents	76,765,254	113,205,287
Interest and fees receivable	3,813,757	2,866,991
Due from portfolio company	103,426	154,324
Deferred financing costs	5,465,964	—
Collateral posted to bank and other assets	1,956,013	49,609

Total Assets	$651,925,730	$415,887,348

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,322,282	$723,856
Base management fee payable	2,875,802	1,552,160
Incentive fee payable	2,859,139	1,944,263
Due to FSC, Inc.	1,083,038	703,900
Interest payable	282,640	—
Payments received in advance from portfolio companies	1,330,724	190,378
Offering costs payable	—	216,720
SBA debentures payable	73,000,000	—

Total Liabilities	82,753,625	5,331,277

Net Assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 54,550,290 and 37,878,987 shares issued and outstanding at September 30, 2010 and September 30, 2009	545,503	378,790
Additional paid-in-capital	619,759,984	439,989,597
Net unrealized depreciation on investments and interest rate swap	(29,448,713)	(27,621,147)
Net realized loss on investments	(33,090,961)	(14,310,713)
Accumulated undistributed net investment income	11,406,292	12,119,544

Total Net Assets	569,172,105	410,556,071

Total Liabilities and Net Assets	$651,925,730	$415,887,348

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

	Year	Year	Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Interest income:
Control investments	$182,827	$—	$—
Affiliate investments	7,619,018	10,632,844	8,804,543
Non-control/Non-affiliate investments	46,089,945	27,931,097	16,800,945
Interest on cash and cash equivalents	237,557	208,824	750,605

Total interest income	54,129,347	38,772,765	26,356,093

PIK interest income:
Control investments	—	—	—
Affiliate investments	1,227,133	1,634,116	1,539,934
Non-control/Non-affiliate investments	8,776,935	5,821,173	3,357,464

Total PIK interest income	10,004,068	7,455,289	4,897,398

Fee income:
Control investments	—	—	—
Affiliate investments	1,433,206	1,101,656	702,463
Non-control/Non-affiliate investments	4,537,837	2,440,538	1,105,576

Total fee income	5,971,043	3,542,194	1,808,039

Dividend and other income:
Control investments	—	—	—
Affiliate investments	—	—	26,740
Non-control/Non-affiliate investments	433,317	22,791	130,971
Other income	—	35,396	—

Total dividend and other income	433,317	58,187	157,711

Total investment income	70,537,775	49,828,435	33,219,241

Expenses:
Base management fee	10,002,326	6,060,690	4,258,334
Incentive fee	10,756,040	7,840,579	4,117,554
Professional fees	1,348,908	1,492,554	1,389,541
Board of Directors fees	278,418	310,250	249,000
Organizational costs	—	—	200,747
Interest expense	1,929,389	636,901	917,043
Administrator expense	1,321,546	796,898	978,387
Line of credit guarantee expense	—	—	83,333
Transaction fees	—	—	206,726
General and administrative expenses	2,604,051	1,500,197	674,360

Total expenses	28,240,678	18,638,069	13,075,025
Base management fee waived	(727,067)	(171,948)	—

Net expenses	27,513,611	18,466,121	13,075,025

Net investment income	43,024,164	31,362,314	20,144,216
Unrealized depreciation on interest rate swap	(773,435)	—	—

Unrealized appreciation (depreciation) on investments:
Control investments	(2,141,107)	(1,792,015)	—
Affiliate investments	3,294,482	286,190	(10,570,012)
Non-control/Non-affiliate investments	(2,207,506)	(9,289,492)	(6,378,755)

Net unrealized depreciation on investments	(1,054,131)	(10,795,317)	(16,948,767)

Realized gain (loss) on investments:
Control investments	—	—	—
Affiliate investments	(6,937,100)	(4,000,000)	—
Non-control/Non-affiliate investments	(11,843,148)	(10,373,200)	62,487

Total realized gain (loss) on investments	(18,780,248)	(14,373,200)	62,487

Net increase in net assets resulting from operations	$22,416,350	$6,193,797	$3,257,936

Net Investment Income per common share — basic and diluted(1)	$0.95	$1.27	$1.29

Earnings per common share — basic and diluted(1)	$0.49	$0.25	$0.21

Weighted average common shares — basic and diluted	45,440,584	24,654,325	15,557,469

(1)	The earnings and net investment income per share calculations for the year ended September 30, 2008 are based on the assumption that if the number of shares issued at the time of the merger on January 2, 2008 (12,480,972 shares of common stock) had been issued at the beginning of the fiscal year on October 1, 2007, the Company’s earnings and net investment income per share would have been $0.21 and $1.29 per share, respectively.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Operations:
Net investment income	$43,024,164	$31,362,314	$20,144,216
Net unrealized depreciation on investments and interest rate swap	(1,827,566)	(10,795,317)	(16,948,767)
Net realized gain (loss) on investments	(18,780,248)	(14,373,200)	62,487

Net increase in net assets resulting from operations	22,416,350	6,193,797	3,257,936

Stockholder transactions:
Distributions to stockholders from net investment income	(43,737,416)	(29,591,657)	(10,754,721)

Net decrease in net assets from stockholder transactions	(43,737,416)	(29,591,657)	(10,754,721)

Capital share transactions:
Issuance of preferred stock	—	—	15,000,000
Issuance of common stock, net	178,017,945	137,625,075	129,448,456
Issuance of common stock under dividend reinvestment plan	1,919,155	2,455,499	1,882,200
Redemption of preferred stock	—	—	(15,000,000)
Repurchases of common stock	—	(462,482)	—
Issuance of common stock upon conversion of partnership interests	—	—	169,420,000
Redemption of partnership interest for common stock	—	—	(169,420,000)
Fractional shares paid to partners from conversion	—	—	(358)
Capital contributions from partners	—	—	66,497,000
Capital withdrawals by partners	—	—	(2,810,369)

Net increase in net assets from capital share transactions	179,937,100	139,618,092	195,016,929

Total increase in net assets	158,616,034	116,220,232	187,520,144
Net assets at beginning of period	410,556,071	294,335,839	106,815,695

Net assets at end of period	$569,172,105	$410,556,071	$294,335,839

Net asset value per common share	$10.43	$10.84	$13.02

Common shares outstanding at end of period	54,550,290	37,878,987	22,614,289

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Cash flows from operating activities:
Net increase in net assets resulting from operations	$22,416,350	$6,193,797	$3,257,936
Net unrealized depreciation on investments and interest rate swap	1,827,566	10,795,317	16,948,767
Net realized (gains) losses on investments	18,780,248	14,373,200	(62,487)
PIK interest income	(10,004,068)	(7,455,289)	(4,897,398)
Recognition of fee income	(5,971,043)	(3,542,194)	(1,808,039)
Accretion of original issue discount on investments	(893,077)	(842,623)	(954,436)
Amortization of deferred financing costs	798,492	—	—
Other income	—	(35,396)	—
Changes in operating assets and liabilities:
PIK interest income received in cash	1,618,762	428,140	114,412
Fee income received	11,882,094	3,895,559	5,478,011
Increase in interest receivable	(946,766)	(499,185)	(1,613,183)
(Increase) decrease in due from portfolio company	50,898	(73,561)	46,952
Decrease in prepaid management fees	—	—	252,586
Increase in collateral posted to bank and other assets	(1,906,404)	(14,903)	(34,706)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(176,705)	156,170	150,584
Increase in base management fee payable	1,323,642	170,948	1,381,212
Increase in incentive fee payable	914,876	130,250	1,814,013
Increase in due to FSC, Inc.	379,138	129,798	574,102
Increase (decrease) in interest payable	282,640	(38,750)	28,816
Increase in payments received in advance from portfolio companies	1,140,346	56,641	133,737
Purchase of investments	(325,527,419)	(61,950,000)	(202,402,611)
Proceeds from the sale of investments	306,178	144,000	62,487
Principal payments received on investments (scheduled repayments and revolver paydowns)	21,776,331	6,951,902	2,152,992
Principal payments received on investments (payoffs)	22,767,681	11,350,000	—

Net cash used in operating activities	(239,160,240)	(19,676,179)	(179,376,253)

Cash flows from financing activities:
Dividends paid in cash	(41,818,261)	(27,136,158)	(8,872,521)
Repurchases of common stock	—	(462,482)	—
Capital contributions	—	—	66,497,000
Capital withdrawals	—	—	(2,810,369)
Borrowings under SBA debentures payable	73,000,000	—	—
Borrowings under credit facilities	43,000,000	29,500,000	79,250,000
Repayments of borrowings under credit facilities	(43,000,000)	(29,500,000)	(79,250,000)
Proceeds from the issuance of common stock	179,125,148	138,578,307	131,316,000
Proceeds from the issuance of manditorily redeemable preferred stock	—	—	15,000,000
Redemption of preferred stock	—	—	(15,000,000)
Deferred financing costs paid	(6,264,457)	—	—
Offering costs paid	(1,322,223)	(1,004,577)	(1,501,179)
Redemption of partnership interests for cash	—	—	(358)

Net cash provided by financing activities	202,720,207	109,975,090	184,628,573

Net increase (decrease) in cash and cash equivalents	(36,440,033)	90,298,911	5,252,320
Cash and cash equivalents, beginning of period	113,205,287	22,906,376	17,654,056

Cash and cash equivalents, end of period	$76,765,254	$113,205,287	$22,906,376

Supplemental Information:
Cash paid for interest	$848,257	$425,651	$888,227
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,919,155	$2,455,499	$1,882,200
Reinvested shares of common stock under dividend reinvestment plan	$—	$—	$(1,882,200)
Redemption of partnership interests	$—	$—	$(173,699,632)
Issuance of shares of common stock in exchange for partnership interests	$—	$—	$173,699,632

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Lighting By Gregory, LLC(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$5,419,495	$4,728,589	$1,503,716
First Lien Term Loan B, 14.5% due 2/28/2013		8,575,783	6,906,440	2,196,284
First Lien Bridge Loan, 8% due 10/15/2010		152,312	150,000	—
97.38% membership interest			410,000	—

			12,195,029	3,700,000

Total Control Investments			$12,195,029	$3,700,000

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		10,961,448	$10,869,262	$10,805,775
First Lien Term Loan B, 16.875%, 3/21/2012		1,853,976	1,828,494	1,896,645
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	38,592
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—

			13,078,169	12,741,012
MK Network, LLC(13)(14)	Education services
First Lien Term Loan A, 13.5% due 6/1/2012		9,740,358	9,539,188	7,913,140
First Lien Term Loan B, 17.5% due 6/1/2012		4,926,187	4,748,004	3,938,660
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			771,575	—

			15,058,767	11,851,800
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		7,141,190	6,813,431	7,113,622
Second Lien Term Loan B, 16.5% due 2/25/2013		14,692,015	14,102,756	14,179,626
1,080,399 shares of Series A Preferred Stock			1,080,398	1,335,999

			21,996,585	22,629,247

Total Affiliate Investments			$50,133,521	$47,222,059

Non-Control/Non-Affiliate Investments(7)
CPAC, Inc.	Household Products
Subordinated Term Loan, 12.5% due 6/1/2012		1,064,910	$1,064,910	$1,064,910

			1,064,910	1,064,910
Vanguard Vinyl, Inc.(9)(13)(14)	Building Products
First Lien Term Loan, 12% due 3/30/2013		7,000,000	6,827,373	5,812,199
First Lien Revolver, LIBOR+7% (10% floor) due 3/30/2013		1,250,000	1,207,895	1,029,268
25,641 Shares of Series A Preferred Stock			253,846	—
25,641 Shares of Common Stock			2,564	—

			8,291,678	6,841,467
Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,708,971	3,475,906	3,486,342
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	354,114

			4,225,906	3,840,456

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Traffic Control & Safety Corporation(9)	Construction and Engineering
Second Lien Term Loan, 15% due 5/28/2015		19,969,524	19,724,493	19,440,090
Subordinated Loan, 15% due 5/28/2015		4,577,800	4,577,800	4,404,746
24,750 shares of Series B Preferred Stock			247,500	—
43,494 shares of Series D Preferred Stock(6)			434,937	—
25,000 shares of Common Stock			2,500	—

			24,987,230	23,844,836
Nicos Polymers & Grinding Inc.(9)(13)(14)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,154,876	3,040,465	1,782,181
First Lien Term Loan B, 13.5% due 7/17/2012		6,180,185	5,713,125	3,347,672
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,921,676	5,129,853
TBA Global, LLC(9)	Advertising
Second Lien Term Loan B, 14.5% due 8/3/2012		10,840,081	10,594,939	10,625,867
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	179,240

			11,002,891	11,021,082
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,250,000	1,245,136	1,247,418
First Lien Term Loan B, 15% due 8/8/2012		5,631,547	5,575,477	5,674,493
1,000 Common Units			42,908	118,132

			6,863,521	7,040,043
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,316,518	9,063,155	8,964,766

			9,063,155	8,964,766
Boot Barn(9)	Apparel, accessories & luxury goods and Footwear
Second Lien Term Loan, 14.5% due 10/3/2013		23,545,479	23,288,566	23,477,539
247.06 shares of Series A Preferred Stock			247,060	71,394
1,308 shares of Common Stock			131	—

			23,535,757	23,548,933
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,452,952	17,063,645	4,597,412
285 shares of Common Stock			1,140	—

			17,064,785	4,597,412
Pacific Press Technologies, Inc.(9)
Second Lien Term Loan, 14.75% due 7/10/2013	Industrial machinery	10,071,866	9,798,901	9,829,869
33,786 shares of Common Stock			344,513	402,894

			10,143,414	10,232,763
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,355,688	8,259,479	8,259,479

			8,259,479	8,259,479
Rail Acquisition Corp.(9)	Electronic manufacturing services
First Lien Term Loan, 17% due 9/1/2013		16,315,866	13,536,969	12,854,425
First Lien Revolver, 7.85% due 9/1/2013		5,201,103	5,201,103	5,201,103

			18,738,072	18,055,528

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Western Emulsions, Inc.(9)	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		17,864,713	17,475,899	17,039,751

			17,475,899	17,039,751
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			169	61,613
20,000 shares of Preferred Stock			200,000	200,000

			200,169	261,613
HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,662,970	6,324,339	6,488,990
First Lien Term Loan B, 13% due 7/17/2013		10,178,726	10,068,726	9,962,414
First Lien Revolver, 12% due 7/17/2013		500,000	489,000	508,967

			16,882,065	16,960,371
idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,588,794	13,350,633	13,258,317

			13,350,633	13,258,317
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,172,004	19,257,215	19,544,864
414,419 Common Units(6)			598,382	1,417,886

			19,855,597	20,962,750
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		4,449,775	4,387,947	4,406,684
First Lien Term Loan B, 16% due 3/31/2014		17,258,033	16,702,405	17,092,868
First Lien Revolver, 10% due 3/31/2014(11)		—	(35,000)	(35,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	676,061

			21,509,107	22,140,613
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		12,751,463	12,536,099	12,549,159
First Lien Revolver, 12% due 9/10/2014		1,500,000	1,468,667	1,491,373

			14,004,766	14,040,532
Riverlake Equity Partners II, LP	Multi-sector holdings
1.87% limited partnership interest			33,640	33,640

			33,640	33,640
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest			135,825	135,825

			135,825	135,825
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		9,000,000	8,789,498	8,806,763
First Lien Term Loan B, 14% due 12/17/2014		14,225,615	13,892,772	13,897,677
First Lien Term Revolver, 10% due 12/17/2014		4,250,000	4,012,255	4,107,420

			26,694,525	26,811,860

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		9,500,000	9,277,900	9,127,886
First Lien Term Loan B, 15% due 12/30/2014		22,423,729	21,920,479	21,913,276
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		1,500,000	1,432,500	1,442,696

			32,630,879	32,483,858
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,054,688	30,243,946	30,660,049
First Lien Revolver, LIBOR+9.5% (12.5% floor) due 12/31/2014(11)		—	(401,111)	(401,111)

			29,842,835	30,258,938
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		26,320,000	25,877,206	26,250,475
First Lien Term Loan B, 14% due 12/31/2014		22,098,966	21,729,057	22,114,113
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014(11)		—	(66,667)	(66,667)

			47,539,596	48,297,921
Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,300,000	7,120,671	7,144,136
First Lien Term Loan B, 15% due 12/31/2014		12,862,760	12,539,879	12,644,316
First Lien Revolver, 10% due 12/31/2014(11)		—	(38,136)	(38,136)

			19,622,414	19,750,316
Psilos Group Partners IV, LP	Multi-sector holdings
2.53% limited partnership interest(12)			—	—
			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		5,000,000	4,909,720	4,915,885
First Lien Term Loan B, LIBOR+9% (13.5% floor) due 4/30/2015		4,025,733	3,952,399	3,946,765
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015(11)		—	(36,667)	(36,667)

			8,825,452	8,825,983
NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (13.75% floor) due 9/10/2014		30,245,558	29,684,880	29,409,043
First Lien Revolver, LIBOR+7% (10% floor) due 9/10/2014		3,500,000	3,409,615	3,478,724

			33,094,495	32,887,767
Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		8,000,000	7,783,892	7,783,892
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015		—	(64,394)	(64,394)

			7,719,498	7,719,498
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		15,500,000	15,171,867	15,171,867
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,014,977	10,782,174	10,782,174
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015		376,852	292,196	292,196

			26,246,237	26,246,237

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		7,750,000	7,554,728	7,554,728
First Lien Term Loan B, 15.25% due 8/13/2015		13,555,178	13,211,532	13,211,532
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		300,000	223,634	223,634

			20,989,894	20,989,894
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		9,000,000	8,755,670	8,755,670
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000,000	10,704,008	10,704,008
First Lien Revolver, LIBOR+8.5% due 9/15/2015		2,000,000	1,892,367	1,892,367

			21,352,045	21,352,045

Total Non-Control/Non-Affiliate Investments			$530,168,045	$512,899,257

Total Portfolio Investments			$592,496,595	$563,821,316

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2010

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
Rail Acquisition Corp.	May 1, 2010	− 4.5% on Term Loan	− 0.5% on Term Loan	Per restructuring agreement
Traffic Control & Safety Corp.	May 28, 2010	− 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Pacific Press Technologies, Inc.	July 1, 2010	− 2.0% on Term Loan	− 0.75% on Term Loan	Per waiver agreement
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2010.

(14)	Investment was on PIK non-accrual status as of September 30, 2010.

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Nicos Polymers & Grinding Inc.(9)(16)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,091,972	3,040,465	2,162,593
First Lien Term Loan B, 13.5% due 7/17/2012		5,980,128	5,716,250	3,959,643
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,924,801	6,122,236
TBA Global, LLC(9)	Media: Advertising
Second Lien Term Loan A, LIBOR+5% (10% floor), due 8/3/2010		2,583,805	2,576,304	2,565,305
Second Lien Term Loan B, 14.5% due 8/3/2012		10,797,936	10,419,185	10,371,277
53,994 Senior Preferred Shares			215,975	162,621
191,977 Shares A Shares			191,977	—

			13,403,441	13,099,203
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,750,000	1,740,069	1,753,262
First Lien Term Loan B, 15% due 8/8/2012		5,490,743	5,404,192	5,321,281
1,000 Common Units			42,908	70,354

			7,187,169	7,144,897
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,307,547	8,922,946	8,979,657

			8,922,946	8,979,657
Boot Barn(9)	Apparel, accessories & luxury goods and Footwear
Second Lien Term Loan, 14.5% due 10/3/2013		22,518,091	22,175,818	22,050,462
24,706 shares of Series A Preferred Stock			247,060	32,259
1,308 shares of Common Stock			131	—

			22,423,009	22,082,721
Premier Trailer Leasing, Inc. (15)(16)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		17,855,617	17,063,645	9,860,940
285 shares of Common Stock			1,140	—

			17,064,785	9,860,940
Pacific Press Technologies, Inc.	Industrial machinery
Second Lien Term Loan, 14.75% due 1/10/2013		9,813,993	9,621,279	9,606,186
33,463 shares of Common Stock			344,513	160,299

			9,965,792	9,766,485
Rose Tarlow, Inc.(9)	Home Furnishing Retail
First Lien Term Loan, 12% due 1/25/2014		10,191,188	10,016,956	8,827,182
First Lien Revolver, LIBOR+4% (9% floor) due 1/25/2014(10)		1,550,000	1,538,806	1,509,219
0.00% membership interest in RTMH Acquisition Company(14)			1,275,000	—
0.00% membership interest in RTMH Acquisition Company(14)			25,000	—

			12,855,762	10,336,401
Goldco, LLC	Restaurants
Second Lien Term Loan, 17.5% due 1/31/2013		8,024,147	7,926,647	7,938,639

			7,926,647	7,938,639
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 17% due 4/1/2013		15,668,956	15,416,411	15,081,138

			15,416,411	15,081,138
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		11,928,600	11,743,630	12,130,945

			11,743,630	12,130,945

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

Portfolio Company/Type of
Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Storyteller Theaters Corporation	Movies & entertainment
First Lien Term Loan, 15% due 7/16/2014		7,275,313	7,166,749	7,162,190
First Lien Revolver, LIBOR+3.5% (10% floor), due 7/16/2014		250,000	234,167	223,136
1,692 shares of Common Stock			169	—
20,000 shares of Preferred Stock			200,000	156,256

			7,601,085	7,541,582
HealthDrive Corporation(9)	Healthcare facilities
First Lien Term Loan A, 10% due 7/17/2013		7,800,000	7,574,591	7,731,153
First Lien Term Loan B, 13% due 7/17/2013		10,076,089	9,926,089	9,587,523
First Lien Revolver, 12% due 7/17/2013		500,000	485,000	534,693

			17,985,680	17,853,369
idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,316,247	13,014,576	13,074,682

			13,014,576	13,074,682
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2013		10,372,069	10,076,277	10,266,770
116,237 Common Units(6)			151,108	515,782

			10,227,385	10,782,552
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		5,600,000	5,504,943	5,547,944
First Lien Term Loan B, 16% due 3/31/2014		17,042,500	16,328,120	16,532,244
First Lien Revolver, 10% due 3/31/2014(11)		—	(45,000)	(45,000)
453,755 Preferred units of IZI Holdings, LLC			453,755	530,016

			22,241,818	22,565,204
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		11,016,042	10,798,229	10,838,952
First Lien Revolver, 12% due 9/10/2014(11)		—	(39,333)	(39,333)

			10,758,896	10,799,619
Riverlake Equity Partners II, LP(13)	Multi-sector holdings
0.14% limited partnership interest
			—	—
Riverside Fund IV, LP(13)	Multi-sector holdings
0.92% limited partnership interest
			—	—

Total Non-Control/Non-Affiliate Investments			$243,975,221	$229,171,470

Total Portfolio Investments			$327,232,285	$299,611,137

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to Consolidated Financial Statements for summary geographic location.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments
September 30, 2009

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Nicos Polymers & Grinding, Inc.	February 10, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008	—	+ 2.0% on Term Loan A & B	Per waiver agreement
Best Vinyl Acquisition Corporation	April 1, 2008	+ 0.5% on Term Loan	—	Per loan amendment
Martini Park, LLC	October 1, 2008	− 6.0% on Term Loan	+ 6.0% on Term Loan	Per waiver agreement
CPAC, Inc.	November 21, 2008	—	+ 1.0% on Term Loan	Per waiver agreement
Rose Tarlow, Inc.	January 1, 2009	+ 0.5% on Term Loan, + 3.0% on Revolver	+ 2.5% on Term Loan	Tier pricing per waiver agreement
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan	—	Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A	—	Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	All or a portion of the loan is considered permanently impaired and, accordingly, the charge-off of the cost basis has been recorded as a realized loss for financial reporting purposes.

(13)	Represents unfunded limited partnership interests that were closed prior to September 30, 2009.

(14)	Represents a de minimis membership interest percentage.

(15)	Investment was on cash non-accrual status as of September 30, 2009.

(16)	Investment was on PIK non-accrual status as of September 30, 2009.

See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Fifth Street Mezzanine Partners III, L.P. (the “Partnership”), a Delaware limited partnership, was organized on February 15, 2007 to primarily invest in debt securities of small and middle market companies. FSMPIII GP, LLC was the Partnership’s general partner (the “General Partner”). The Partnership’s investments were managed by Fifth Street Management LLC (the “Investment Adviser”). The General Partner and Investment Adviser were under common ownership.

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

The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for income tax purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company, and the portfolio investments held by the subsidiaries are included in the Company’s Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.

The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.” The following table reflects common stock offerings that have occurred since inception:

Date	Transaction	Shares	Offering price	Gross proceeds

June 17, 2008	Initial public offering	10,000,000	$14.12	$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	$9.25	$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50	$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20	$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment option	300,500	$11.20	$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	$11.50	$105.8 million

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2010, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $150 million, and $73 million of SBA debentures were outstanding as of September 30, 2010.

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

The SBA, as a creditor, will have a superior claim to the SBIC subsidiary’s assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiary upon an event of default.

The Company has applied for exemptive relief from the Securities and Exchange Commission (“SEC”) to permit it to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.

Note 2.	Significant Accounting Policies

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. References to standards will consist solely of the number used in the Codification’s structural organization.

Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refer to the Codification structure, not pre-Codification historical GAAP.

Basis of Presentation and Liquidity:

The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the Company expects to fund the growth of its investment portfolio through the net proceeds from the recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to Regulated Investment Companies (“RICs”) under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than their recorded value.

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

The Consolidated Financial Statements include portfolio investments at fair value of $563.8 million and $299.6 million at September 30, 2010 and September 30, 2009, respectively. The portfolio investments represent 99.1% and 73.0% of net assets at September 30, 2010 and September 30, 2009, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Fair Value Measurements:

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

Assets recorded at fair value in the Company’s Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, the Company utilizes a bond yield method for the majority of its investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the enterprise value approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the deal team within the Investment Adviser responsible for the portfolio investment;

•	Preliminary valuations are then reviewed and discussed with the principals of the Investment Adviser;

•	Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The deal team compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The deal team prepares a valuation report for the Valuation Committee of the Board of Directors;

•	The Valuation Committee of the Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•	The Valuation Committee of the Board of Directors reviews the preliminary valuations, and the deal team responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of the Board of Directors makes a recommendation to the Board of Directors; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

The fair value of all of the Company’s investments at September 30, 2010 and September 30, 2009 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Investment Income:

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into interest income over the life of the loan.

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

The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment income until received. The receipt of such fees as well the timing of the Company’s receipt of such fees is contingent upon a successful exit event for each of the investments.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $0.9 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s three-year credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

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

Collateral posted to bank:

Collateral posted to bank consists of cash posted as collateral with respect to the Company’s interest rate swap. The Company is restricted in terms of access to this collateral until such swap is terminated or the swap agreement expires. Cash collateral posted is held in an account at Wells Fargo.

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swap to fair value on a quarterly basis through operations.

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. $1.1 million of offering costs have been charged to capital during the year ended September 30, 2010.

Income Taxes:

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The adoption of this disclosure-only guidance is included in Note 3 — Portfolio Investments and did not have an impact on the Company’s consolidated financial results.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) which provides guidance on estimating the fair value of an alternative investment, amending ASC 820-10. The amendment is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on either the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) (to be included in ASC 860 “Transfers and Servicing”). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and requires additional disclosures. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009. The Company does not anticipate that SFAS 166 will have a material impact on the Company’s consolidated financial statements. This statement has not yet been codified.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which provides guidance with respect to consolidation of variable interest entities. This statement retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity. The approach focuses on identifying which enterprise has the power to direct activities that most significantly impact the entity’s economic performance and the obligation to absorb the losses or receive the benefits from the entity. It is possible that application of this revised guidance will change an enterprise’s assessment of involvement with variable interest entities. This statement, which has been codified within ASC 810, Consolidations, was effective for the Company as of September 1, 2010. The initial adoption did not have an effect on the Company’s Consolidated Financial Statements.

Note 3.	Portfolio Investments

At September 30, 2010, 99.1% of net assets or $563.8 million was invested in 38 long-term portfolio investments and 13.5% of net assets or $76.8 million was invested in cash and cash equivalents. In comparison, at September 30, 2009, 73.0% of net assets or $299.6 million was invested in 28 long-term portfolio investments and 27.6% of net assets or $113.2 million was invested in cash and cash equivalents. As of September 30, 2010, primarily all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.

At September 30, 2010 and September 30, 2009, $375.6 million and $281.0 million, respectively, of the Company’s portfolio debt investments at fair value were at fixed rates, which represented 67.2% and 95.0%, respectively, of the Company’s total portfolio of debt investments at fair value. During the years ended September 30, 2010, 2009 and 2008, the Company recorded realized losses of $18.8 million, $14.4 million and 0, respectively. During the years ended September 30, 2010, 2009 and 2008, the Company recorded unrealized depreciation of $1.8 million, $10.8 million and 16.9 million, respectively.

The composition of the Company’s investments as of September 30, 2010 and September 30, 2009 at cost and fair value was as follows:

	September 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value

Investments in debt securities	$585,529,301	$558,579,951	$317,069,667	$295,921,400
Investments in equity securities	6,967,294	5,241,365	10,162,618	3,689,737

Total	$592,496,595	$563,821,316	$327,232,285	$299,611,137

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial instruments carried at fair value as of September 30, 2010 on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total

Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	416,323,957	416,323,957
Investments in debt securities (second lien)	—	—	137,851,248	137,851,248
Investments in debt securities (subordinated)	—	—	4,404,746	4,404,746
Investments in equity securities (preferred)	—	—	2,892,135	2,892,135
Investments in equity securities (common)	—	—	2,349,230	2,349,230

Total investments at fair value	$—	$—	$563,821,316	$563,821,316
Interest rate swap	—	773,435	—	773,435

Total liabilities at fair value	$—	$773,435	$—	$773,435

The following table presents the financial instruments carried at fair value on September 30, 2009 on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total

Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	142,016,942	142,016,942
Investments in debt securities (second lien)	—	—	153,904,458	153,904,458
Investments in debt securities (subordinated)	—	—	—	—
Investments in equity securities (preferred)	—	—	2,889,471	2,889,471
Investments in equity securities (common)	—	—	800,266	800,266

Total investments at fair value	$—	$—	$299,611,137	$299,611,137
Interest rate swap	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll-forward in the changes in fair value from September 30, 2009 to September 30, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2009	$142,016,942	$153,904,458	$—	$2,889,471	$800,266	$299,611,137
Purchases and other increases	319,865,964	1,138,340	5,609,744	—	1,201,676	327,815,724
Redemptions, repayments and other decreases	(32,138,885)	(12,966,681)	(1,031,944)	—	(150,000)	(46,287,510)
Net realized losses	(11,405,820)	(611,084)	—	—	(4,247,000)	(16,263,904)
Net unrealized appreciation (depreciation)	(2,014,244)	(3,613,785)	(173,054)	2,664	4,744,288	(1,054,131)
Transfers into (out of) level 3	—	—	—	—	—	—

Fair value at September 30, 2010	$416,323,957	$137,851,248	$4,404,746	$2,892,135	$2,349,230	$563,821,316

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2010	$(14,247,442)	$(4,586,955)	$(173,054)	$2,664	$497,288	$(18,507,499)

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll-forward in the changes in fair value from September 30, 2008 to September 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2008	$108,247,033	$160,907,915	$—	$2,430,852	$2,173,354	$273,759,154
Purchases and other increases	54,218,598	14,156,161	—	—	1,091,644	69,466,403
Redemptions, repayments and other decreases	(9,727,499)	(8,718,404)	—	—	—	(18,445,903)
Net realized losses	—	(14,123,200)	—	(250,000)	—	(14,373,200)
Net unrealized appreciation (depreciation)	(10,721,190)	1,681,986	—	708,619	(2,464,732)	(10,795,317)
Transfers into (out of) level 3	—	—	—	—	—	—

Fair value at September 30, 2009	$142,016,942	$153,904,458	$—	$2,889,471	$800,266	$299,611,137

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2009 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2009	$(3,365,938)	$(19,845,148)	$—	$458,619	$(2,464,732)	$(25,217,199)

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If there was adequate enterprise value to support the repayment of the Company’s debt, the fair value of the Level 3 loan or debt security normally corresponded to cost plus the amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount.

Beginning on October 1, 2008, the Company also introduced a bond yield model to value these investments based on the present value of expected cash flows. The significant inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position.

The table below summarizes the changes in the Company’s investment portfolio from September 30, 2009 to September 30, 2010.

	Debt	Equity	Total

Fair value at September 30, 2009	$295,921,400	$3,689,737	$299,611,137
New investments	324,475,743	1,051,676	325,527,419
Redemptions/repayments	(46,439,537)	—	(46,439,537)
Net accrual of PIK interest income	8,385,306	—	8,385,306
Accretion of original issue discount	893,077	—	893,077
Net change in unearned income	(5,911,051)	—	(5,911,051)
Net unrealized appreciation (depreciation)	(5,801,083)	4,746,952	(1,054,131)
Net changes from unrealized to realized	(12,943,904)	(4,247,000)	(17,190,904)

Fair value at September 30, 2010	$558,579,951	$5,241,365	$563,821,316

The Company’s off-balance sheet arrangements consisted of $49.5 million and $9.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2010 and September 30, 2009, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2010 and September 30, 2009 is shown in the table below:

	September 30, 2010	September 30, 2009

Storyteller Theaters Corporation	$—	$1,750,000
HealthDrive Corporation	1,500,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	500,000	2,000,000
Riverlake Equity Partners II, LP (limited partnership interest)	966,360	1,000,000
Riverside Fund IV, LP (limited partnership interest)	864,175	1,000,000
ADAPCO, Inc.	5,750,000	—
AmBath/ReBath Holdings, Inc.	1,500,000	—
JTC Education, Inc.	9,062,453	—
Tegra Medical, LLC	4,000,000	—
Vanguard Vinyl, Inc.	1,250,000	—
Flatout, Inc.	1,500,000	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	—
Mansell Group, Inc.	2,000,000	—
NDSSI Holdings, Inc.	1,500,000	—
Eagle Hospital Physicians, Inc.	2,500,000	—
Enhanced Recovery Company, LLC	3,623,148	—
Epic Acquisition, Inc.	2,700,000	—
Specialty Bakers, LLC	2,000,000	—
Rail Acquisition Corp.	4,798,897	—

Total	$49,515,033	$9,750,000

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2010		September 30, 2009

Cost:
First lien debt	$430,200,694	72.61%	$153,207,248	46.82%
Second lien debt	150,600,807	25.42%	163,862,419	50.08%
Subordinated debt	4,727,800	0.80%	—	0.00%
Purchased equity	2,330,305	0.39%	4,170,368	1.27%
Equity grants	4,467,524	0.75%	5,992,250	1.83%
Limited partnership interests	169,465	0.03%	—	0.00%

Total	$592,496,595	100.00%	$327,232,285	100.00%

Fair Value:
First lien debt	$416,323,957	73.84%	$142,016,942	47.40%
Second lien debt	137,851,248	24.45%	153,904,458	51.37%
Subordinated debt	4,404,746	0.78%	—	0.00%
Purchased equity	625,371	0.11%	517,181	0.17%
Equity grants	4,446,529	0.79%	3,172,556	1.06%
Limited partnership interests	169,465	0.03%	—	0.00%

Total	$563,821,316	100.00%	$299,611,137	100.00%

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

	September 30, 2010		September 30, 2009

Cost:
Northeast	$175,370,861	29.60%	$103,509,164	31.63%
West	133,879,457	22.60%	98,694,596	30.16%
Southeast	108,804,931	18.36%	39,463,350	12.06%
Midwest	53,336,882	9.00%	22,980,368	7.02%
Southwest	121,104,464	20.44%	62,584,807	19.13%

Total	$592,496,595	100.00%	$327,232,285	100.00%

Fair Value:
Northeast	$161,264,153	28.60%	$87,895,220	29.34%
West	131,881,487	23.39%	93,601,893	31.24%
Southeast	109,457,070	19.41%	39,858,633	13.30%
Midwest	53,750,018	9.53%	22,841,167	7.62%
Southwest	107,468,588	19.07%	55,414,224	18.50%

Total	$563,821,316	100.00%	$299,611,137	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2010 and September 30, 2009 were as follows:

	September 30, 2010		September 30, 2009

Cost:
Healthcare services	$87,443,639	14.76%	$50,826,822	15.53%
Healthcare equipment	47,539,596	8.02%	—	0.00%
Education services	44,901,602	7.58%	—	0.00%
Electronic equipment & instruments	33,094,495	5.59%	—	0.00%
Home improvement retail	32,630,879	5.51%	—	0.00%
Food distributors	30,415,200	5.13%	8,922,946	2.73%
Fertilizers & agricultural chemicals	26,694,525	4.51%	—	0.00%
Diversified support services	26,246,237	4.43%	—	0.00%
Construction and engineering	24,987,230	4.22%	19,275,031	5.89%
Apparel, accessories & luxury goods and Footwear	23,535,757	3.97%	22,423,009	6.85%
Healthcare technology	21,509,107	3.63%	37,201,082	11.37%
Media — Advertising	19,828,343	3.35%	13,403,441	4.10%
Food retail	19,622,414	3.31%	—	0.00%
Electronic manufacturing services	18,738,072	3.16%	15,416,411	4.71%
Construction materials	17,475,899	2.95%	11,743,630	3.59%
Trucking	17,064,785	2.88%	17,064,785	5.21%
Air freight and logistics	14,004,766	2.36%	10,758,896	3.29%
Distributors	13,350,633	2.25%	13,014,576	3.98%
Data processing and outsourced services	13,078,169	2.21%	13,473,611	4.12%
Restaurants	12,485,385	2.11%	20,288,245	6.20%
Housewares and specialties	12,195,029	2.06%	12,045,029	3.68%
Industrial machinery	10,143,414	1.71%	9,965,792	3.05%
Environmental and facility services	8,921,676	1.51%	8,924,801	2.73%
Building products	8,291,678	1.40%	7,036,357	2.14%
Leisure facilities	6,863,521	1.16%	7,187,169	2.20%
Household products	1,064,910	0.18%	7,803,805	2.38%
Movies & entertainment	200,169	0.03%	7,601,085	2.32%
Multi-sector holdings	169,465	0.02%	—	0.00%
Home furnishing retail	—	0.00%	12,855,762	3.93%

Total	$592,496,595	100.00%	$327,232,285	100.00%

Fair Value:
Healthcare services	$89,261,760	15.83%	$51,576,258	17.21%
Healthcare equipment	48,297,921	8.57%	—	0.00%
Education services	42,110,738	7.47%	—	0.00%
Electronic equipment & instruments	32,887,767	5.83%	—	0.00%
Home improvement retail	32,483,858	5.76%	—	0.00%
Food distributors	30,316,811	5.38%	8,979,657	3.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010		September 30, 2009

Fertilizers & agricultural chemicals	26,811,860	4.76%	—	0.00%
Diversified support services	26,246,237	4.66%	—	0.00%
Construction and engineering	23,844,836	4.23%	17,852,292	5.96%
Apparel, accessories & luxury goods and Footwear	23,548,933	4.18%	22,082,721	7.37%
Healthcare technology	22,140,613	3.93%	36,762,574	12.27%
Media — Advertising	19,847,065	3.52%	13,099,203	4.37%
Food retail	19,750,316	3.50%	—	0.00%
Electronic manufacturing services	18,055,528	3.20%	15,081,138	5.03%
Construction materials	17,039,751	3.02%	12,130,945	4.05%
Air freight and logistics	14,040,532	2.49%	10,799,619	3.60%
Distributors	13,258,317	2.35%	13,074,682	4.36%
Data processing and outsourced services	12,741,012	2.26%	13,289,816	4.44%
Restaurants	12,099,935	2.15%	17,811,015	5.94%
Industrial machinery	10,232,763	1.81%	9,766,485	3.26%
Leisure facilities	7,040,043	1.25%	7,144,897	2.38%
Building products	6,841,467	1.21%	6,158,908	2.06%
Environmental and facility services	5,129,853	0.91%	6,122,236	2.04%
Trucking	4,597,412	0.82%	9,860,940	3.29%
Housewares and specialties	3,700,000	0.66%	5,691,107	1.90%
Household products	1,064,910	0.19%	4,448,661	1.50%
Movies & entertainment	261,613	0.05%	7,541,582	2.52%
Multi-sector holdings	169,465	0.01%	—	0.00%
Home furnishing retail	—	0.00%	10,336,401	3.45%

Total	$563,821,316	100.00%	$299,611,137	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2010 and September 30, 2009, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investments. For the years ended September 30, 2010 and September 30, 2009, no individual investment produced income that exceeded 10% of investment income.

Note 4.	Fee Income

The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing and collateral management fees, are classified as fee income and recognized as they are earned on a monthly basis.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated unearned fee income activity for the years ended September 30, 2010 and 2009 was as follows:

	Year Ended	Year Ended
	September 30, 2010	September 30, 2009

Beginning accumulated unearned fee income balance	$5,589,630	$5,236,265
Net fees received	11,806,209	3,895,559
Unearned fee income recognized	(5,494,968)	(3,542,194)

Ending unearned fee income balance	$11,900,871	$5,589,630

As of September 30, 2010, the Company had structured $7.1 million in aggregate exit fees across 10 portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. The receipt of such fees as well the timing of the Company’s receipt of such fees is contingent upon a successful exit event for each of the investments.

Note 5.	Share Data

Effective January 2, 2008, the Partnership merged with and into the Company. At the time of the merger, all outstanding partnership interests in the Partnership were exchanged for 12,480,972 shares of common stock of the Company. An additional 26 fractional shares were payable to the stockholders in cash.

On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The net proceeds totaled $129.5 million after deducting investment banking commissions of $9.9 million and offering costs of $1.8 million.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No dilutive instruments were outstanding and therefore none were reflected in the Company’s Consolidated Statement of Assets and Liabilities at September 30, 2010. The following table sets forth the weighted average common shares outstanding for computing basic and diluted earnings per common share for the years ended September 30, 2010 and September 30, 2009:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Weighted average common shares outstanding, basic and diluted	45,440,584	24,654,325	15,557,469

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to September 30, 2010:

	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Date	Date	per Share	Distribution	Issued	Value

5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317	$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786 (1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326	0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995	0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211	0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776	0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890	0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420	0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689	0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269	0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425	0.3 million

(1)	Shares were purchased on the open market and distributed.

In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program were made through the open market at times and in such amounts as Company management deemed appropriate. The stock repurchase program expired December 2009. In October 2008, the Company repurchased 78,000 shares of common stock on the open market as part of its share repurchase program.

In October 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock. Stock repurchases under this program are to be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided it is below the most recently published net asset value per share. The stock repurchase program expires December 31, 2011 and may be limited or terminated by the Board of Directors at any time without prior notice.

Note 6.	Lines of Credit

On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo, as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.

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

The Agreement and related agreements governing the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the Wells Fargo facility.

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company intends to use the net proceeds of the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. The Company had no borrowings outstanding under the Wells Fargo facility as of September 30, 2010.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., FSF/MP Holdings, Inc. and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.

Through September 30, 2010, there had been no borrowings or repayments on the ING facility.

As of September 30, 2010, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility or the ING facility.

Interest expense for the years ended September 30, 2010, 2009 and 2008 was $1.9 million, $0.6 million, and $0.9 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated PIK interest activity for the years ended September 30, 2010 and September 30, 2009 was as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009

PIK balance at beginning of period	$12,059,478	$5,367,032
Gross PIK interest accrued	11,907,073	8,853,636
PIK income reserves	(1,903,005)	(1,398,347)
PIK interest received in cash	(1,618,762)	(428,140)
Loan exits	(1,143,830)	(334,703)

PIK balance at end of period	$19,300,954	$12,059,478

Five investments did not pay all of their scheduled monthly cash interest payments for the period ended September 30, 2010. As of September 30, 2010, the Company had also stopped accruing PIK interest and original issue discount (“OID”) on these five investments. At September 30, 2009, the Company had stopped accruing PIK interest and OID on five investments, including two investments that had not paid all of their scheduled monthly cash interest payments. At September 30, 2008, no investments were on non-accrual status.

The non-accrual status of the Company’s portfolio investments as of September 30, 2010, September 30, 2009, and September 30, 2008 was as follows:

	September 30, 2010	September 30, 2009	September 30, 2008

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	—
CPAC, Inc.	—	PIK non-accrual	—
MK Network, LLC	Cash non-accrual	—	—
Martini Park, LLC	—	PIK non-accrual	—
Vanguard Vinyl, Inc.	Cash non-accrual	—	—
Nicos Polymers & Grinding, Inc.	Cash non-accrual	PIK non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	—

Non-accrual interest amounts related to the above investments for the years ended September 30, 2010, September 30, 2009 and September 30, 2008 were as follows:

	Year ended	Year ended	Year ended
	September 30, 2010	September 30, 2009	September 30, 2008

Cash interest income	$5,804,101	$2,938,190	$—
PIK interest income	1,903,005	1,398,347	—
OID income	328,792	402,522	—

Total	$8,035,898	$4,739,059	$—

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Taxable Distributable Income and Dividend Distributions

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

At September 30, 2010, the Company has a net loss carryforward of $1.5 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017. During the year ended September 30, 2010, the Company realized capital losses from the sale of investments after October 31 and prior to year end (“post-October capital losses”) of $12.9 million, which for tax purposes are treated as arising on the first day of the following year.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2010.

Net increase in net assets resulting from operations	$22,416,000
Net change in unrealized depreciation	1,828,000
Book/tax difference due to deferred loan origination fees, net	6,311,000
Book/tax difference due to organizational and offering costs	(87,000)
Book/tax difference due to interest income on certain loans	2,748,000
Book/tax difference due to capital losses not recognized	14,922,000
Other book-tax differences	(363,000)

Taxable Distributable Income(1)	$47,775,000

(1)	The Company’s taxable income for 2010 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2010. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2010, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$4,037,000
Realized capital losses	(1,539,000)
Unrealized losses, net	(34,606,000)
Accumulated partnership taxable income not subject to distribution	6,236,000
Other book-tax differences	(26,800,000)

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. The Company maintains an “opt out” dividend reimbursement plan for its stockholders.

To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount

Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/30/2008	1/29/2009	$0.27
Quarterly	1/12/2010	12/30/2008	1/29/2009	$0.30
Quarterly	5/3/2010	5/26/2009	6/25/2009	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended September 30, 2010, the Company recorded the following investment realization events:

•	In October 2009, the Company received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In March 2010, the Company recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of its interest in CPAC, Inc.;

•	In August 2010, the Company received a cash payment of $7.6 million from Storyteller Theaters Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2010, the Company restructured its investment in Rail Acquisition Corp. Although the full amount owed under the loan agreement remained intact, the restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $2.6 million in accordance with ASC 470-50;

•	In September 2010, the Company sold its investment in Martini Park, LLC and received a cash payment in the amount of $0.1 million. The Company recorded a realized loss on this investment in the amount of $4.0 million; and

•	In September 2010, the Company exited its investment in Rose Tarlow, Inc. and received a cash payment in the amount of $3.6 million in full settlement of the debt investment. The Company recorded a realized loss on this investment in the amount of $9.3 million.

During the year ended September 30, 2009 the Company exited its investment in American Hardwoods Industries, LLC and recorded a realized loss of $10.4 million, and recorded a $4.0 million realized loss on one of its portfolio company investments in connection with the determination that the investment was permanently impaired based on, among other things, analysis of changes in the portfolio company’s business operations and prospects. During the year ended September 30, 2008 the Company sold its equity investment in Filet of Chicken and realized a gain of $62,000.

During the years ended September 30, 2010, 2009 and 2008, the Company recorded net unrealized depreciation of $1.8 million, $10.8 million, and $16.9 million, respectively. For the year ended September 30, 2010, the Company’s net unrealized depreciation consisted of $18.7 million of net unrealized depreciation on debt investments, $0.5 million of net unrealized depreciation on equity investments and $0.7 million of net unrealized depreciation on interest rate swaps, offset by $17.2 million of reclassifications to realized losses.

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services under the investment advisory agreement consisting of two components - a base management fee and an incentive fee.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the proration described above, for the quarter ended September 30, 2009, the Investment Advisor waived $172,000 of the base management fee on a portion of the proceeds raised in connection with the equity offerings the Company completed in 2009 and which were held in cash or cash equivalents at September 30, 2009.

Also, On January 6, 2010, the Company announced that the Investment Adviser had voluntarily agreed to take the following actions:

•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee waived was $727,000; and

•	To permanently waive that portion of its base management fee attributable to the Company’s assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.

For purposes of the waiver, cash and cash equivalents is as defined in the notes to the Company’s Consolidated Financial Statements.

For the years ended September 30, 2010, 2009 and 2008, base management fees were $9.3 million, $5.9 million, $4.3 million, respectively. At September 30, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $2.9 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”);

•	100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•	20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).

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

For the years ended September 30, 2010, 2009 and 2008, incentive fees were $10.8 million, $7.8 million and $4.1 million, respectively. At September 30, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $2.9 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the year ended September 30, 2010, the Company accrued administrative expenses of $2.4 million, including $1.1 million of general and administrative expenses, that are due to FSC, Inc. At September 30, 2010, $1.1 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financial Highlights

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010(1)	2009(1)	2008(1)(2)

Per Share Data(3):
Net asset value at beginning of period	$10.84	$13.02	$8.56
Net investment income	0.95	1.27	0.89
Net unrealized depreciation on investments and interest rate swap	(0.04)	(0.44)	(0.75)
Net realized loss on investments	(0.42)	(0.58)	—
Dividends paid	(0.96)	(1.20)	(0.61)
Issuance of common stock	0.06	(1.21)	2.11
Repurchases of common stock	—	(0.02)	—
Capital contributions from partners	—	—	2.94
Capital withdrawals by partners	—	—	(0.12)

Net asset value at end of period	$10.43	$10.84	$13.02

Per share market value at beginning of period	$10.93	$10.05	$12.12
Per share market value at end of period	$11.14	$10.93	$10.05
Total return(4)	11.22%	26.86%	(13.90)%
Common shares outstanding at beginning of period	37,878,987	22,614,289	—
Common shares outstanding at end of period	54,550,290	37,878,987	22,614,289
Net assets at beginning of period	410,556,071	294,335,839	106,815,695
Net assets at end of period	569,172,105	410,556,071	294,335,839
Average net assets(5)	479,003,947	291,401,218	205,932,850
Ratio of net investment income to average net assets	8.98%	10.76%	9.78%
Ratio of total expenses to average net assets	5.74%	6.34%	6.35%
Ratio of portfolio turnover to average investments at fair value	2.24%	0.00%	0.00%
Weighted average outstanding debt(6)	22,591,839	5,019,178	11,887,427
Average debt per share	$0.50	$0.20	$0.76

(1)	The amounts reflected in the financial highlights above represent net assets, income and expense ratios for all stockholders.

(2)	Per share data for the year ended September 30, 2008 presumes the issuance of the 12,480,972 common shares at October 1, 2007 which were actually issued on January 2, 2008 in connection with the merger described above.

(3)	Based on actual shares outstanding at the end of the corresponding period or weighted average shares outstanding for the period, as appropriate.

(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(5)	Calculated based upon the weighted average net assets for the period.

(6)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Preferred Stock

The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock. The Company’s certificate of amendment was also approved by the holders of a majority of the shares of its outstanding common stock through a written consent first solicited on April 7, 2008. On April 24, 2008, the Company filed its certificate of amendment and on April 25, 2008, it sold 30,000 shares of Series A Preferred Stock to a company controlled by Bruce E. Toll, one of the Company’s directors at that time. During the year ended September 30, 2008, the Company paid dividends of $234,000 on the 30,000 shares of Series A Preferred Stock. The dividend payment is considered and included in interest expense for accounting purposes since the preferred stock has a mandatory redemption feature. On June 30, 2008, the Company redeemed 30,000 shares of Series A Preferred Stock at the mandatory redemption price of 101% of the liquidation preference or $15,150,000. The $150,000 is considered and included in interest expense for accounting purposes due to the stock’s mandatory redemption feature.

On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.

Note 14.	Interest Rate Swaps

In August 2010, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $100.0 million. Under the interest rate swap agreement, the Company will pay a fixed interest rate of 0.99% and receive a floating rate based on the prevailing one-month LIBOR, which as of September 30, 2010 was 0.26%. For the year ended September 30, 2010, the Company recorded $0.8 million of unrealized depreciation related to this swap agreement. As of September 30, 2010, this swap agreement had a fair value of $(0.8 million), which is included in “accounts payable, accrued expenses and other liabilities” in the Company’s Consolidated Statements of Assets and Liabilities.

As of September 30, 2010, the Company has posted $1.9 million of cash as collateral with respect to the interest rate swap. The Company is restricted in terms of access to this collateral until such swap is terminated or the swap agreement expires. Cash collateral posted is held in an account at Wells Fargo.

Swaps contain varying degrees of off-balance sheet risk which could result from changes in the market values of underlying assets, indices or interest rates and similar items. As a result, the amounts recognized in the Consolidated Statement of Assets and Liabilities at any given date may not reflect the total amount of potential losses that the Company could ultimately incur.

Schedule 12-14

Fifth Street Finance Corp.

Schedule of Investments in and Advances to Affiliates

	Amount of
	Interest,
	Fees or				Fair Value
	Dividends	Fair Value			at
	Credited in	at October 1,	Gross	Gross	September 30,
Portfolio Company/Type of Investment(1)	Income(2)	2009	Additions(3)	Reductions(4)	2010

Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% due 2/28/2013	$82,486	$2,419,627	$—	$(915,911)	$1,503,716
First Lien Term Loan B, 14.5% due 2/28/2013	100,341	3,271,480	—	(1,075,196)	2,196,284
First Lien Bridge Loan, 8% due 10/15/2010	—	—	150,000	(150,000)	—
97.38% membership interest	—	—	—	—	—

Total Control Investments	$182,827	$5,691,107	$150,000	$(2,141,107)	$3,700,000

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 16.875% due 3/21/2012	1,928,958	10,186,501	899,299	(280,025)	10,805,775
First Lien Term Loan B, 16.875% due 3/21/2012	420,577	2,919,071	152,040	(1,174,466)	1,896,645
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	130,413	—	(91,821)	38,592
3.3% Membership Interest in O’Currance Holding Co., LLC	—	53,831	—	(53,831)	—
CPAC, Inc.
Second Lien Term Loan, 17.5% due 4/13/2012	1,234,701	4,448,661	3,625,144	(8,073,805)	—
2,297 shares of Common Stock	—	—	—	—	—
Elephant & Castle, Inc.
Second Lien Term Loan, 15.5% due 4/20/2012	68,289	7,311,604	309,935	(7,621,539)	—
7,500 shares of Series A Preferred Stock	—	492,469	—	(492,469)	—
MK Network, LLC
First Lien Term Loan A, 13.5% due 6/1/2012	1,460,576	9,033,826	510,044	(1,630,730)	7,913,140
First Lien Term Loan B, 17.5% due 6/1/2012	957,980	5,163,544	334,625	(1,559,509)	3,938,660
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010	—	—	—	—	—
11,030 Membership Units	—	—	—	—	—
Martini Park, LLC
First Lien Term Loan, 14% due 2/20/2013	228,975	2,068,303	3,631,618	(5,699,921)	—
5% membership interest	—	—	650,000	(650,000)	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013	1,084,474	8,225,400	372,270	(1,484,048)	7,113,622
Second Lien Term Loan B, 16.5% due 2/25/2013	2,894,827	13,508,338	1,355,767	(684,479)	14,179,626
1,080,399 shares of Series A Preferred Stock	—	1,206,599	129,400	—	1,335,999

Total Affiliate Investments	$10,279,357	$64,748,560	$11,970,142	$(29,496,643)	$47,222,059

Total Control & Affiliate Investments	$10,462,184	$70,439,667	$12,120,142	$(31,637,750)	$50,922,059

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

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2010. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2010.

(c)	Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates  115

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 814-0075) filed on May 5, 2010).
3.5	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
10.1	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on October 28, 2010).
10.2	Form of Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit (g) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.3	Custodial Agreement (Incorporated by reference to Exhibit (j) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
10.4	Form of Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit (k)(1) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.5		Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit (k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10	.6*	Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association, dated as of November 5, 2010.
10.7		Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009.
10.8		Pledge Agreement by and between Registrant and Wells Fargo Bank, National Association, dated as of November 16, 2009.
10.9		Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, National Association, dated as of May 26, 2010 (Incorporated by reference to Exhibit (k)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-16612) filed on June 4, 2010).
10.10		Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC and Morgan Stanley Bank, N.A., dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(7) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-16612) filed on June 4, 2010).
10.11		Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., FSF/MP Holdings, Inc. and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-16612) filed on June 4, 2010).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations:
Fifth Street Funding, LLC — Delaware
Fifth Street Fund of Funds, LLC — Delaware
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
Chairman and Chief Executive Officer

By:	/s/ William H. Craig
William H. Craig
Chief Financial Officer

Date: December 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	December 1, 2010

/s/ WILLIAM H. CRAIG William H. Craig	Chief Financial Officer (principal financial officer)	December 1, 2010

/s/ BERNARD D. BERMAN Bernard D. Berman	President, Secretary and Chief Compliance Officer	December 1, 2010

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	December 1, 2010

/s/ BRIAN S. DUNN Brian S. Dunn	Director	December 1, 2010

/s/ BYRON J. HANEY Byron J. Haney	Director	December 1, 2010

/s/ FRANK C. MEYER Frank C. Meyer	Director	December 1, 2010

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	December 1, 2010