Form 10-Q
period 2010-12-31
Fifth Street Finance Corp
filed 2011-01-31
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 01-33901
Fifth Street Finance Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1219283

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY	10606

(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 286-6800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
The registrant had 55,059,057 shares of common stock outstanding as of January 28, 2011.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	December 31, 2010	September 30, 2010
Assets

Investments at fair value:
Control investments (cost 12/31/10: $9,681,508; cost 9/30/10: $12,195,029)	$9,088,988	$3,700,000
Affiliate investments (cost 12/31/10: $50,136,804; cost 9/30/10: $50,133,521)	45,645,034	47,222,059
Non-control/Non-affiliate investments (cost 12/31/10: $695,146,171; cost 9/30/10: $530,168,045)	687,661,313	512,899,257
Total investments at fair value (cost 12/31/10: $754,964,483; cost 9/30/10: $592,496,595)	742,395,335	563,821,316

Cash and cash equivalents	43,020,557	76,765,254
Interest and fees receivable	4,663,901	3,813,757
Due from portfolio company	151,962	103,426
Deferred financing costs	7,026,645	5,465,964
Collateral posted to bank and other assets	1,517,868	1,956,013

Total Assets	$798,776,268	$651,925,730

Liabilities and Net Assets

Liabilities:
Accounts payable, accrued expenses and other liabilities	$708,382	$1,322,282
Base management fee payable	3,778,779	2,875,802
Incentive fee payable	3,513,901	2,859,139
Due to FSC, Inc.	1,261,541	1,083,038
Interest payable	1,147,642	282,640
Payments received in advance from portfolio companies	1,146,210	1,330,724
Loans payable	89,000,000	—
SBA debentures payable	123,300,000	73,000,000
Total Liabilities	223,856,455	82,753,625

Net Assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 55,059,057 and 54,550,290 shares issued and outstanding at December 31, 2010 and September 30, 2010	550,591	545,503
Additional paid-in-capital	625,519,180	619,759,984
Net unrealized depreciation on investments and interest rate swap	(12,606,190)	(29,448,713)
Net realized loss on investments	(46,541,180)	(33,090,961)
Accumulated undistributed net investment income	7,997,412	11,406,292
Total Net Assets (equivalent to $10.44 and $10.43 per common share at December 31, 2010 and September 30, 2010) (Note 12)	574,919,813	569,172,105

Total Liabilities and Net Assets	$798,776,268	$651,925,730
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	ended December 31,	ended December 31,
	2010	2009
Interest income:
Control investments	$969	$224,746
Affiliate investments	1,162,516	2,259,501
Non-control/Non-affiliate investments	16,489,184	7,673,326
Interest on cash and cash equivalents	9,136	195,662
Total interest income	17,661,805	10,353,235

PIK interest income:
Control investments	33,333	—
Affiliate investments	281,800	331,616
Non-control/Non-affiliate investments	2,828,555	1,630,158
Total PIK interest income	3,143,688	1,961,774

Fee income:
Control investments	126,486	—
Affiliate investments	133,554	253,777
Non-control/Non-affiliate investments	4,267,216	661,364
Total fee income	4,527,256	915,141

Dividend and other income:
Control investments	—	—
Affiliate investments	—	—
Non-control/Non-affiliate investments	2,434	11,333
Total dividend and other income	2,434	11,333

Total Investment Income	25,335,183	13,241,483

Expenses:
Base management fee	3,778,779	2,267,003
Incentive fee	3,513,901	2,087,264
Professional fees	690,489	301,605
Board of Directors fees	49,500	38,000
Interest expense	1,938,710	91,179
Administrator expense	354,169	251,818
General and administrative expenses	954,033	582,623
Total expenses	11,279,581	5,619,492
Base management fee waived	—	(727,067)
Net expenses	11,279,581	4,892,425

Net Investment Income	14,055,602	8,349,058
Unrealized appreciation on interest rate swap	736,390	—

Unrealized appreciation (depreciation) on investments:
Control investments	8,070,596	1,993,222
Affiliate investments	(1,580,308)	399,934
Non-control/Non-affiliate investments	9,615,845	(1,393,862)
Net unrealized appreciation on investments	16,106,133	999,294

Realized gain (loss) on investments:
Control investments	(7,765,119)	—
Affiliate investments	—	—
Non-control/Non-affiliate investments	(5,685,100)	106,000
Net realized gain (loss) on investments	(13,450,219)	106,000

Net increase in net assets resulting from operations	$17,447,906	$9,454,352

Net investment income per common share — basic and diluted	$0.26	$0.22
Earnings per common share — basic and diluted	$0.32	$0.25
Weighted average common shares— basic and diluted	54,641,164	37,880,435
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009
Operations:
Net investment income	$14,055,602	$8,349,058
Net unrealized appreciation on investments and interest rate swap	16,842,523	999,294
Net realized gain (loss) on investments	(13,450,219)	106,000

Net increase in net assets from operations	17,447,906	9,454,352

Stockholder transactions:
Distributions to stockholders from net investment income	(17,464,482)	(10,227,326)

Net decrease in net assets from stockholder transactions	(17,464,482)	(10,227,326)

Capital share transactions:
Issuance of common stock, net	4,814,310	(12,138)
Issuance of common stock under dividend reinvestment plan	949,974	486,392

Net increase in net assets from capital share transactions	5,764,284	474,254
Total increase (decrease) in net assets	5,747,708	(298,720)
Net assets at beginning of period	569,172,105	410,556,071
Net assets at end of period	$574,919,813	$410,257,351

Net asset value per common share	$10.44	$10.82

Common shares outstanding at end of period	55,059,057	37,923,407
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,447,906	$9,454,352
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized appreciation on investments and interest rate swap	(16,842,523)	(999,294)
Net realized (gains) losses on investments	13,450,219	(106,000)
PIK interest income	(3,143,688)	(1,961,774)
Recognition of fee income	(4,527,256)	(915,141)
Accretion of original issue discount on investments	(388,637)	(220,943)
Amortization of deferred financing costs	409,095	—
Change in operating assets and liabilities:
PIK interest income received in cash	5,109,022	525,194
Fee income received	8,005,581	4,834,926
Increase in interest and fees receivable	(850,144)	(575,625)
Increase in due from portfolio company	(48,536)	(27,269)
(Increase) decrease in collateral posted to bank and other assets	438,145	(984,419)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	122,488	(448,360)
Increase (decrease) in base management fee payable	902,977	(12,224)
Increase in incentive fee payable	654,762	143,001
Increase in due to FSC, Inc.	178,503	24,115
Increase in interest payable	865,002	49,513
Increase (decrease) in payments received in advance from portfolio companies	(184,514)	58,640
Purchase of investments	(238,577,119)	(144,203,972)
Proceeds from the sale of investments	—	106,000
Principal payments received on investments (scheduled repayments and revolver paydowns)	7,883,358	1,973,601
Principal payments received on investments (payoffs)	49,720,635	3,885,000
Net cash used by operating activities	(159,374,724)	(129,400,679)
Cash flows from financing activities:
Dividends paid in cash	(16,514,508)	(9,740,934)
Borrowings under SBA debentures payable	50,300,000	—
Borrowings under credit facilities	126,000,000	38,000,000
Repayments of borrowings under credit facilities	(37,000,000)	—
Deferred financing costs paid	(1,969,775)	—
Proceeds from the issuance of common stock	4,992,802	—
Offering costs paid	(178,492)	(281,358)
Net cash provided by financing activities	125,630,027	27,977,708
Net decrease in cash and cash equivalents	(33,744,697)	(101,422,971)
Cash and cash equivalents, beginning of period	76,765,254	113,205,287
Cash and cash equivalents, end of period	$43,020,557	$11,782,316

Supplemental Information:
Cash paid for interest	$664,613	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$949,974	$486,392
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2010
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC (13)(14)	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$4,055,655	$3,996,187	$4,055,655
First Lien Bridge Loan, 8% due 10/15/2010		155,404	150,000	—
97.38% membership interest			410,000	—

			4,556,187	4,055,655

Nicos Polymers & Grinding Inc. (15)	Environmental & facilities services
First Lien Term Loan, 8% due 12/4/2017		5,033,333	4,957,235	5,033,333
First Lien Revolver, 8% due 12/4/2017		—	—	—
50% Membership Interest in CD Holdco, LLC			168,086	—

			5,125,321	5,033,333

Total Control Investments			$9,681,508	$9,088,988

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		11,073,880	$10,997,715	$10,879,458
First Lien Term Loan B, 16.875%, due 3/21/2012		1,872,993	1,851,757	1,913,528
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	3,587
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—

			13,229,885	12,796,573

MK Network, LLC (13)(14)	Education services
First Lien Term Loan A, 13.5% due 6/1/2012		9,789,304	9,539,188	6,928,697
First Lien Term Loan B, 17.5% due 6/1/2012		4,950,941	4,748,004	3,448,666
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units (6)			771,575	—

			15,058,767	10,377,363

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		6,783,839	6,492,617	6,768,521
Second Lien Term Loan B, 16.5% due 2/25/2013		14,808,616	14,275,137	14,353,376
1,080,399 shares of Series A Preferred Stock			1,080,398	1,349,201

			21,848,152	22,471,098

Total Affiliate Investments			$50,136,804	$45,645,034

Non-Control/Non-Affiliate Investments (7)

CPAC, Inc.	Household Products

Subordinated Term Loan, 12.5% due 6/1/2012		1,098,928	$1,098,928	$1,098,928

			1,098,928	1,098,928

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,584,394	3,388,830	3,417,458
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	438,902

			4,138,830	3,856,360

Traffic Control & Safety Corporation	Construction and Engineering
Senior Term Loan A, 7.741% due 6/29/2012		2,361,779	2,243,690	2,243,690
Senior Term Loan B, 5.29% due 6/29/2012		2,846,473	2,704,149	2,704,149
Senior Term Loan C, 5.29% due 6/29/2012		4,027,956	3,826,558	3,826,558
Senior Revolver, 5.29% due 6/29/2012		5,250,000	4,987,501	4,987,501
Second Lien Term Loan, 15% due 5/28/2015 (9)		20,174,355	19,942,451	19,742,401
Subordinated Loan, 15% due 5/28/2015		4,755,534	4,755,534	4,221,399
24,750 shares of Series B Preferred Stock			247,500	—
43,494 shares of Series D Preferred Stock (6)			434,937	—
25,000 shares of Common Stock			2,500	—

			39,144,820	37,725,698

TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	179,240

			407,952	395,215

Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,125,000	1,121,180	1,125,818
First Lien Term Loan B, 15% due 8/8/2012		5,667,603	5,619,154	5,726,159
1,000 Common Units (6)			42,908	121,545

			6,783,242	6,973,522

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,327,820	9,108,209	9,023,399

			9,108,209	9,023,399

Boot Barn (9)	Apparel, accessories & luxury goods
247.06 shares of Series A Preferred Stock			247,060	71,394
1,308 shares of Common Stock			131	—

			247,191	71,394

Premier Trailer Leasing, Inc. (9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,606,639	17,063,645	4,597,412
285 shares of Common Stock			1,140	—

			17,064,785	4,597,412

Pacific Press Technologies, Inc. (9)
Second Lien Term Loan, 14.75% due 1/10/2013	Industrial machinery	10,123,432	9,877,279	9,917,997
33,463 shares of Common Stock			344,513	739,542

			10,221,792	10,657,539

Rail Acquisition Corp. (9)	Electronic manufacturing services

First Lien Term Loan, 17% due 9/1/2013		16,821,351	14,042,454	11,680,404
First Lien Revolver, 7.85% due 9/1/2013		4,959,135	4,959,135	4,959,135

			19,001,589	16,639,539

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Western Emulsions, Inc. (9)	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		6,615,232	6,477,386	6,477,386

			6,477,386	6,477,386

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			169	61,613
20,000 shares of Preferred Stock			200,000	200,000

			200,169	261,613

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,562,970	6,255,358	6,485,832
First Lien Term Loan B, 13% due 7/17/2013		10,204,760	10,104,760	10,082,408
First Lien Revolver, 12% due 7/17/2013		500,000	490,000	546,086

			16,850,118	17,114,326

idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,658,366	13,436,082	13,415,216

			13,436,082	13,415,216

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,051,045	19,186,297	19,569,475
414,419 Common Units (6)			598,382	1,319,149

			19,784,679	20,888,624

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		4,249,775	4,196,179	4,232,773
First Lien Term Loan B, 16% due 3/31/2014		17,259,468	16,743,527	17,113,683
First Lien Revolver, 10% due 3/31/2014 (11)		—	(32,500)	—
453,755 Preferred units of IZI Holdings, LLC (6)			453,755	647,069

			21,360,961	21,993,525
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		16,006,996	15,710,301	15,878,390
First Lien Revolver, 12% due 9/10/2014		2,000,000	1,890,667	1,956,755

			17,600,968	17,835,145

Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest			122,105	122,105

			122,105	122,105

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			321,417	321,417

			321,417	321,417

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		8,500,000	8,311,428	8,365,910
First Lien Term Loan B, 14% due 12/17/2014		14,298,448	13,985,575	14,002,842
First Lien Term Revolver, 10% due 12/17/2014		4,250,000	4,026,520	4,170,584

			26,323,523	26,539,336

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		9,250,000	9,048,648	8,951,281
First Lien Term Loan B, 15% due 12/30/2014		22,567,297	22,101,997	21,922,954
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		1,500,000	1,436,550	1,444,374

			32,587,195	32,318,609

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		30,859,375	30,093,388	30,457,010
First Lien Revolver, LIBOR+9.5% (12.5% floor) due 12/31/2014 (11)		—	(377,222)	—

			29,716,166	30,457,010

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		25,480,000	25,075,398	25,525,452
First Lien Term Loan B, 14% due 12/31/2014		22,212,109	21,864,318	22,164,301
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014 (11)		—	(62,667)	—

			46,877,049	47,689,753

Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,050,000	6,888,024	6,927,166
First Lien Term Loan B, 15% due 12/31/2014		12,863,830	12,560,321	12,686,564
First Lien Revolver, 10% due 12/31/2014 (11)		—	(35,847)	—

			19,412,498	19,613,730

Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest (12)			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		9,937,500	9,755,254	9,753,678
First Lien Term Loan B, LIBOR+9% (12% floor) due 4/30/2015		8,046,018	7,898,194	7,995,656
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015 (11)		—	(34,667)	—

			17,618,781	17,749,334

NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (12.75% floor) due 4/30/2015		30,132,293	29,603,069	29,284,795
First Lien Revolver, LIBOR+7% (10% floor) due 4/30/2015		3,500,000	3,415,385	3,397,632

			33,018,454	32,682,427

Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		8,000,000	7,801,966	7,808,773
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015		—	(60,076)	—

			7,741,890	7,803,773

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		15,250,000	14,950,346	14,892,359
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,043,150	10,827,388	10,928,166
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015		—	(78,459)	—

			25,699,275	25,820,525

Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		9,685,000	9,459,263	9,423,141
First Lien Term Loan B, 15.25% due 8/13/2015		17,031,895	16,624,539	16,680,678
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		800,000	728,544	779,105

			26,812,346	26,882,924

Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		9,000,000	8,769,920	8,799,561
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000,000	10,723,533	10,706,353
First Lien Revolver, LIBOR+8.5% due 9/15/2015		—	(100,533)	—

			19,392,920	19,505,914

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% due 10/1/2015		29,000,000	28,460,094	29,000,000
First Lien Term Loan B, 12.5% due 10/1/2015		22,000,000	21,582,000	22,000,000
First Lien Revolver, LIBOR+7.5% due 10/1/2015		—	(237,500)	—

			49,804,594	51,000,000

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (10% floor) due 11/19/2015		16,400,000	16,079,508	16,400,000
First Lien Term Loan, LIBOR+9% (12.25% floor) due 11/19/2015		21,030,634	20,624,634	21,030,634
First Lien Revolver, LIBOR+7% (9% floor) due 11/19/2015		1,250,000	1,134,000	1,250,000
2,086,163 Common Units in RPWL Holdings, LLC			2,086,163	2,086,163

			39,924,305	40,766,797

Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+9% (12% floor) due 12/7/2013		15,500,000	15,118,187	15,500,000
First Lien Term Loan, LIBOR+10% (16% floor) due 12/7/2015		17,034,000	14,152,177	14,534,000
First Lien Revolver, LIBOR+7% (10% floor) due 12/7/2015		—	(124,555)	—
10,371 Preferred Equity units in Miche Holdings, LLC			1,037,112	1,037,112
146,289 Series D Common Equity units in Miche Holdings, LLC			1,462,888	1,462,888

			31,645,809	32,534,000

Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.50% limited partnership interest (12)			—	—

			—	—

Dominion Diagnostics, LLC	Healthcare services
First Lien Term Loan A, LIBOR+7% (9% floor) due 12/17/2015		30,750,000	30,140,651	30,750,000
First Lien Term Loan, LIBOR+9% (12.5% floor) due 12/17/2015		20,008,333	19,615,000	20,008,333
First Lien Revolver, LIBOR+6.5% (9% floor) due 12/17/2015		—	(98,083)	—

			49,657,568	50,758,333

Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (6.75% floor) due 12/22/2015		8,200,000	8,056,673	8,200,000
First Lien Revolver, LIBOR+5% (6.75% floor) due 12/22/2015		—	(5,900)	—

			8,050,773	8,200,000

DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (8.25% floor) due 12/30/2015		13,000,000	12,727,732	13,000,000
First Lien Term Loan B, LIBOR+11.5% (12.5% floor) due 12/30/2015		8,300,346	8,128,965	8,300,346
First Lien Revolver, LIBOR+6% (7% floor) due 12/30/2015		—	(82,593)	—

			20,774,104	21,300,346

Saddleback Fence and Vinyl Products, Inc. (9) (16)	Building products
First Lien Term Loan, 8% due 11/30/2013		757,516	757,516	757,516
First Lien Revolver, 8% due 11/30/2011		—	—	—

			757,516	757,516

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Best Vinyl Fence & Deck, LLC (9) (16)	Building Products
First Lien Term Loan A, 8% due 11/30/2013		2,020,043	1,916,192	2,020,043
First Lien Term Loan B, 8% due 5/31/2011		3,787,580	3,787,580	3,787,580
First Lien Revolver, 8% due 11/30/2011		—	—	—
25,641 Shares of Series A Preferred Stock in Vanguard Vinyl, Inc.			253,846	—
25,641 Shares of Common Stock in Vanguard Vinyl, Inc.			2,564	—

			5,960,182	5,807,623

Total Non-Control/Non-Affiliate Investments			$695,146,171	$687,661,313

Total Portfolio Investments			$754,964,483	$742,395,335

(1)	All debt investments are income producing unless otherwise noted in (13) or (14). Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Filet of Chicken	October 1, 2010	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Tier pricing per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of December 31, 2010.

(14)	Investment was on PIK non-accrual status as of December 31, 2010.

(15)	On October 13, 2010, Nicos Polymers & Grinding, Inc., an existing portfolio company, filed for Chapter 11 bankruptcy as part of a restructuring of that investment. On December 2, 2010, the Company and the major shareholder of Nicos Polymers & Grinding, Inc. closed on a restructuring agreement via an out of court foreclosure process, resulting in a restructured facility and these terms.

(16)	On November 4, 2010, the Company held a foreclosure auction of the assets of Vanguard Vinyl, Inc., an existing portfolio company, as part of a loan restructuring. The restructuring broke up Vanguard Vinyl, Inc. into two operating companies. Saddleback Fence and Vinyl Products, Inc., which is located in California, and Best Vinyl Fence & Deck, LLC, which will manage operations in Utah and Hawaii, and resulted in a restructured facility and these terms.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$5,419,495	$4,728,589	$1,503,716
First Lien Term Loan B, 14.5% due 2/28/2013		8,575,783	6,906,440	2,196,284
First Lien Bridge Loan, 8% due 10/15/2010		152,312	150,000	—
97.38% membership interest			410,000	—

			12,195,029	3,700,000

Total Control Investments			$12,195,029	$3,700,000

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		10,961,448	$10,869,262	$10,805,775
First Lien Term Loan B, 16.875%, due 3/21/2012		1,853,976	1,828,494	1,896,645
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	38,592
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—

			13,078,169	12,741,012
MK Network, LLC(13)(14)	Education services
First Lien Term Loan A, 13.5% due 6/1/2012		9,740,358	9,539,188	7,913,140
First Lien Term Loan B, 17.5% due 6/1/2012		4,926,187	4,748,004	3,938,660
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			771,575	—

			15,058,767	11,851,800
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		7,141,190	6,813,431	7,113,622
Second Lien Term Loan B, 16.5% due 2/25/2013		14,692,015	14,102,756	14,179,626
1,080,399 shares of Series A Preferred Stock			1,080,398	1,335,999

			21,996,585	22,629,247

Total Affiliate Investments			$50,133,521	$47,222,059

Non-Control/Non-Affiliate Investments(7)
CPAC, Inc.	Household Products
Subordinated Term Loan, 12.5% due 6/1/2012		1,064,910	$1,064,910	$1,064,910

			1,064,910	1,064,910
Vanguard Vinyl, Inc.(9)(13)(14)	Building Products
First Lien Term Loan, 12% due 3/30/2013		7,000,000	6,827,373	5,812,199
First Lien Revolver, LIBOR+7% (10% floor) due 3/30/2013		1,250,000	1,207,895	1,029,268
25,641 Shares of Series A Preferred Stock			253,846	—
25,641 Shares of Common Stock			2,564	—

			8,291,678	6,841,467
Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,708,971	3,475,906	3,486,342
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	354,114

			4,225,906	3,840,456

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Traffic Control & Safety Corporation(9)	Construction and Engineering
Second Lien Term Loan, 15% due 5/28/2015		19,969,524	19,724,493	19,440,090
Subordinated Loan, 15% due 5/28/2015		4,577,800	4,577,800	4,404,746
24,750 shares of Series B Preferred Stock			247,500	—
43,494 shares of Series D Preferred Stock(6)			434,937	—
25,000 shares of Common Stock			2,500	—

			24,987,230	23,844,836
Nicos Polymers & Grinding Inc.(9)(13)(14)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,154,876	3,040,465	1,782,181
First Lien Term Loan B, 13.5% due 7/17/2012		6,180,185	5,713,125	3,347,672
3.32% Interest in Crownbrook Acquisition I LLC			168,086	—

			8,921,676	5,129,853
TBA Global, LLC(9)	Advertising
Second Lien Term Loan B, 14.5% due 8/3/2012		10,840,081	10,594,939	10,625,867
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	179,240

			11,002,891	11,021,082
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,250,000	1,245,136	1,247,418
First Lien Term Loan B, 15% due 8/8/2012		5,631,547	5,575,477	5,674,493
1,000 Common Units (6)			42,908	118,132

			6,863,521	7,040,043
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,316,518	9,063,155	8,964,766

			9,063,155	8,964,766
Boot Barn(9)	Apparel, accessories & luxury goods
Second Lien Term Loan, 14.5% due 10/3/2013		23,545,479	23,288,566	23,477,539
247.06 shares of Series A Preferred Stock			247,060	71,394
1,308 shares of Common Stock			131	—

			23,535,757	23,548,933
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,452,952	17,063,645	4,597,412
285 shares of Common Stock			1,140	—

			17,064,785	4,597,412
Pacific Press Technologies, Inc.(9)
Second Lien Term Loan, 14.75% due 7/10/2013	Industrial machinery	10,071,866	9,798,901	9,829,869
33,786 shares of Common Stock			344,513	402,894

			10,143,414	10,232,763
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,355,688	8,259,479	8,259,479

			8,259,479	8,259,479
Rail Acquisition Corp.(9)	Electronic manufacturing services
First Lien Term Loan, 17% due 9/1/2013		16,315,866	13,536,969	12,854,425
First Lien Revolver, 7.85% due 9/1/2013		5,201,103	5,201,103	5,201,103

			18,738,072	18,055,528

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Western Emulsions, Inc.(9)	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		17,864,713	17,475,899	17,039,751

			17,475,899	17,039,751
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			169	61,613
20,000 shares of Preferred Stock			200,000	200,000

			200,169	261,613
HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,662,970	6,324,339	6,488,990
First Lien Term Loan B, 13% due 7/17/2013		10,178,726	10,068,726	9,962,414
First Lien Revolver, 12% due 7/17/2013		500,000	489,000	508,967

			16,882,065	16,960,371
idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,588,794	13,350,633	13,258,317

			13,350,633	13,258,317
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,172,004	19,257,215	19,544,864
414,419 Common Units(6)			598,382	1,417,886

			19,855,597	20,962,750
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		4,449,775	4,387,947	4,406,684
First Lien Term Loan B, 16% due 3/31/2014		17,258,033	16,702,405	17,092,868
First Lien Revolver, 10% due 3/31/2014(11)		—	(35,000)	(35,000)
453,755 Preferred units of IZI Holdings, LLC (6)			453,755	676,061

			21,509,107	22,140,613
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		12,751,463	12,536,099	12,549,159
First Lien Revolver, 12% due 9/10/2014		1,500,000	1,468,667	1,491,373

			14,004,766	14,040,532
Riverlake Equity Partners II, LP	Multi-sector holdings
1.87% limited partnership interest			33,640	33,640

			33,640	33,640
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest			135,825	135,825

			135,825	135,825
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		9,000,000	8,789,498	8,806,763
First Lien Term Loan B, 14% due 12/17/2014		14,225,615	13,892,772	13,897,677
First Lien Term Revolver, 10% due 12/17/2014		4,250,000	4,012,255	4,107,420

			26,694,525	26,811,860

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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		7,750,000	7,554,728	7,554,728
First Lien Term Loan B, 15.25% due 8/13/2015		13,555,178	13,211,532	13,211,532
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		300,000	223,634	223,634

			20,989,894	20,989,894
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		9,000,000	8,755,670	8,755,670
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000,000	10,704,008	10,704,008
First Lien Revolver, LIBOR+8.5% due 9/15/2015		2,000,000	1,892,367	1,892,367

			21,352,045	21,352,045

Total Non-Control/Non-Affiliate Investments			$530,168,045	$512,899,257

Total Portfolio Investments			$592,496,595	$563,821,316

(1)	All debt investments are income producing unless otherwise noted in (13) or (14). Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
Rail Acquisition Corp.	May 1, 2010	- 4.5% on Term Loan	- 0.5% on Term Loan	Per restructuring agreement
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Pacific Press Technologies, Inc.	July 1, 2010	- 2.0% on Term Loan	- 0.75% on Term Loan	Per waiver agreement
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2010.

(14)	Investment was on PIK non-accrual status as of September 30, 2010.

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
     The Company’s shares are currently listed on the New York Stock Exchange under the symbol “FSC.” The following table reflects common stock offerings that have occurred since inception:

			Offering
Date	Transaction	Shares	price		Gross proceeds

June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	$9.25		$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50		$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment option	300,500	$11.20		$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	$11.50		$105.8 million
December 2010	At-the-Market offering	429,110	$11.87	(1)	$5.1 million

(1)   Average offering price
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2010, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $150 million, and $123.3 million of SBA debentures were outstanding as of December 31, 2010. $73.0 million of these debentures bore an interest rate of 3.50%, including the SBA annual charge of 0.285%, while the remainder do not yet have a locked interest rate.
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
     The Company has received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit it to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basis of Presentation and Liquidity:
          The Consolidated Financial Statements of the Company have been prepared in accordance with GAAP and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.
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
Use of Estimates:
     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimates inherent in the preparation of the Company’s Consolidated Financial Statements are the valuation of investments and revenue recognition.
     The Consolidated Financial Statements include portfolio investments at fair value of $742.4 million and $563.8 million at December 31, 2010 and September 30, 2010, respectively. The portfolio investments represent 129.1% and 99.1% of net assets at December 31, 2010 and September 30, 2010, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements:
          ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
     Assets recorded at fair value in the Company’s Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
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
     The fair value of all of the Company’s investments at December 31, 2010 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
     The Board of Directors has engaged independent valuation firms to provide valuation assistance. Upon completion of their processes each quarter, the independent valuation firms provide the Company with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
     Realized gain or loss on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash and Cash Equivalents:
     Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $0.8 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s three-year credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swap:
     The Company does not utilize hedge accounting and marks its interest rate swap to fair value on a quarterly basis through operations.
Offering Costs:
     Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. $0.3 million of offering costs have been charged to capital during the three months ended December 31, 2010.
Income Taxes:
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2011). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008 and 2009, and expects to incur a de minimis federal excise tax for the calendar year 2010. In addition, the Company may incur a federal excise tax in future years.
     The purpose of the Company’s taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company’s Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 3. Portfolio Investments
          At December 31, 2010, 129.1% of net assets or $742.4 million was invested in 45 long-term portfolio investments and 7.5% of net assets or $43.0 million was invested in cash and cash equivalents. In comparison, at September 30, 2010, 99.1% of net assets or $563.8 million was invested in 38 long-term portfolio investments and 13.5% of net assets or $76.8 million was invested in cash and cash equivalents. As of December 31, 2010, primarily all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.
          During the three months ended December 31, 2010, the Company recorded net realized losses on investments of $13.5 million. During the three months ended December 31, 2009, the Company recorded a $0.1 million reduction to a previously recorded realized gain. During the three months ended December 31, 2010 and 2009, the Company recorded net unrealized appreciation of $16.8 million and $1.0 million, respectively.
          The composition of the Company’s debt investments as of December 31, 2010 and September 30, 2010 at fixed rates and floating rates was as follows:

	December 31, 2010		September 30, 2010
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Fixed rate debt securities	$366,003,445	50.00%	$375,584,242	67.24%
Floating rate debt securities	366,014,988	50.00%	182,995,709	32.76%

Total	$732,018,433	100.00%	$558,579,951	100.00%

          The composition of the Company’s investments as of December 31, 2010 and September 30, 2010 at cost and fair value was as follows:

	December 31, 2010		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$743,136,969	$732,018,433	$585,529,301	$558,579,951
Investments in equity securities	11,827,514	10,376,902	6,967,294	5,241,365

Total	$754,964,483	$742,395,335	$592,496,595	$563,821,316

          The following table presents the financial instruments carried at fair value as of December 31, 2010, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Investments in debt securities (first lien)	—	—	642,402,398	642,402,398
Investments in debt securities (second lien)	—	—	85,394,636	85,394,636
Investments in debt securities (subordinated)	—	—	4,221,399	4,221,399
Investments in equity securities (preferred)	—	—	3,963,240	3,963,240
Investments in equity securities (common)	—	—	6,413,662	6,413,662

Total investments at fair value	$—	$—	$742,395,335	$742,395,335
Interest rate swap	—	37,045	—	37,045

Total liabilities at fair value	$—	$37,045	$—	$37,045

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

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
          The following table provides a roll-forward in the changes in fair value from September 30, 2010 to December 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2010	$416,323,957	$137,851,248	$4,404,746	$2,892,135	$2,349,230	$563,821,316
Purchases and other increases	231,619,326	1,973,839	177,734	1,037,112	3,823,108	238,631,119
Redemptions, repayments and other decreases	(7,910,103)	(54,802,911)	—	—	—	(62,713,014)
Net realized losses	(13,450,219)	—	—	—	—	(13,450,219)
Net unrealized appreciation (depreciation)	15,819,437	372,460	(361,081)	33,993	241,324	16,106,133
Transfers into (out of) level 3	—	—	—	—	—	—

Fair value as of December 31, 2010	$642,402,398	$85,394,636	$4,221,399	$3,963,240	$6,413,662	$742,395,335

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2010	$5,559,340	$592,361	$(361,081)	$33,993	$241,324	$6,065,937

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides a roll-forward in the changes in fair value from September 30, 2009 to December 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2009	$142,016,942	$153,904,458	$—	$2,889,471	$800,266	$299,611,137
Purchases and other increases	138,819,323	3,387,609	—	—	153,972	142,360,904
Redemptions, repayments and other decreases	(1,711,417)	(4,672,378)	—	—	—	(6,383,795)
Net realized losses	—	106,000	—	—	—	106,000
Net unrealized appreciation (depreciation)	1,643,654	(470,920)	—	(227,648)	54,208	999,294
Transfers into (out of) level 3	—	—	—	—	—	—

Fair value as of December 31, 2009	$280,768,502	$152,254,769	$—	$2,661,823	$1,008,446	$436,693,540

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2009 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2009	$1,643,654	$(712,563)	$—	$(227,648)	$54,208	$757,651

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
          The table below summarizes the changes in the Company’s investment portfolio from September 30, 2010 to December 31, 2010.

	Debt	Equity	Total

Fair value as of September 30, 2010	$558,579,951	$5,241,365	$563,821,316
New investments	233,716,898	4,860,221	238,577,119
Redemptions/ repayments	(60,794,114)	—	(60,794,114)
Net accrual of PIK interest income	(1,965,334)	—	(1,965,334)
Accretion of original issue discount	388,637	—	388,637
Net change in unearned income	(3,478,325)	—	(3,478,325)
Net unrealized appreciation (depreciation)	15,830,817	275,316	16,106,133
Net changes from unrealized to realized	(10,260,097)	—	(10,260,097)

Fair value as of December 31, 2010	$732,018,433	$10,376,902	$742,395,335

          The Company’s off-balance sheet arrangements consisted of $95.3 million and $49.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2010 and September 30, 2010, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2010 and September 30, 2010 is shown in the table below:

	December 31, 2010	September 30, 2010

HealthDrive Corporation	$1,500,000	$1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	4,000,000	500,000
Riverlake Equity Partners II, LP (limited partnership interest)	877,895	966,360
Riverside Fund IV, LP (limited partnership interest)	678,583	864,175
ADAPCO, Inc.	5,750,000	5,750,000
AmBath/ReBath Holdings, Inc.	1,500,000	1,500,000
JTC Education, Inc.	14,000,000	9,062,453
Tegra Medical, LLC	4,000,000	4,000,000
Vanguard Vinyl, Inc.	—	1,250,000
Flatout, Inc.	1,500,000	1,500,000
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	1,000,000
Mansell Group, Inc.	2,000,000	2,000,000
NDSSI Holdings, Inc.	1,500,000	1,500,000
Eagle Hospital Physicians, Inc.	2,500,000	2,500,000
Enhanced Recovery Company, LLC	4,000,000	3,623,148
Epic Acquisition, Inc.	2,200,000	2,700,000
Specialty Bakers, LLC	4,000,000	2,000,000
Rail Acquisition Corp.	5,040,865	4,798,897
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	1,000,000	—
Nicos Polymers & Grinding Inc.	500,000	—
CRGT, Inc.	12,500,000	—
Welocalize, Inc.	4,750,000	—
Miche Bag, LLC	5,000,000	—
Dominion Diagnostics, LLC	5,000,000	—
Advanced Pain Management	400,000	—
DISA, Inc.	4,000,000	—
Best Vinyl Fence & Deck, LLC	1,000,000	—
Saddleback Fence and Vinyl Products, Inc.	400,000	—
Traffic Control & Safety Corporation	2,250,000	—

Total	$95,347,343	$49,515,033

          Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2010		September 30, 2010

Cost:
First lien debt	$640,609,701	84.85%	$430,200,694	72.61%
Second lien debt	96,672,806	12.80%	150,600,807	25.42%
Subordinated debt	5,854,462	0.78%	4,727,800	0.80%
Purchased equity	4,416,468	0.58%	2,330,305	0.39%
Equity grants	6,967,524	0.92%	4,467,524	0.75%
Limited partnership interests	443,522	0.07%	169,465	0.03%

Total	$754,964,483	100.00%	$592,496,595	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010		September 30, 2010

Fair value:
First lien debt	$642,402,398	86.53%	$416,323,957	73.84%
Second lien debt	84,295,708	11.35%	137,851,248	24.45%
Subordinated debt	5,320,327	0.72%	4,404,746	0.78%
Purchased equity	2,955,827	0.40%	625,371	0.11%
Equity grants	6,977,553	0.94%	4,446,529	0.79%
Limited partnership interests	443,522	0.06%	169,465	0.03%

Total	$742,395,335	100.00%	$563,821,316	100.00%

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

	December 31, 2010		September 30, 2010
Cost:
Northeast	$210,633,806	27.90%	$175,370,861	29.60%
Southwest	180,442,847	23.91%	121,104,464	20.44%
Southeast	158,144,424	20.95%	108,804,931	18.36%
West	144,318,593	19.12%	133,879,457	22.60%
Midwest	61,424,813	8.12%	53,336,882	9.00%

Total	$754,964,483	100.00%	$592,496,595	100.00%

	December 31, 2010		September 30, 2010
Fair value:
Northeast	$208,392,159	28.07%	$161,264,153	28.60%
Southwest	167,079,771	22.51%	107,468,588	19.07%
Southeast	160,412,465	21.61%	109,457,070	19.41%
West	143,781,175	19.37%	131,881,487	23.39%
Midwest	62,729,765	8.44%	53,750,018	9.53%

Total	$742,395,335	100.00%	$563,821,316	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2010 and September 30, 2010 were as follows:

	December 31, 2010		September 30, 2010
Cost:
Healthcare services	$150,745,526	19.97%	$87,443,639	14.76%
IT consulting & other services	49,804,594	6.60%	—	0.00%
Healthcare equipment	46,877,049	6.21%	47,539,596	8.02%
Education services	44,774,933	5.93%	44,901,602	7.58%
Internet software & services	39,924,305	5.29%	—	0.00%
Construction and engineering	39,144,820	5.18%	24,987,230	4.22%
Electronic equipment & instruments	33,018,454	4.37%	33,094,495	5.59%
Home improvement retail	32,587,195	4.32%	32,630,879	5.51%
Apparel, accessories & luxury goods	31,893,000	4.22%	23,535,757	3.97%
Food distributors	28,501,129	3.78%	30,415,200	5.13%
Fertilizers & agricultural chemicals	26,323,523	3.49%	26,694,525	4.51%
Diversified support services	25,699,275	3.40%	26,246,237	4.43%
Healthcare technology	21,360,961	2.83%	21,509,107	3.63%
Human resources & employment services	20,774,104	2.75%	—	0.00%
Food retail	19,412,498	2.57%	19,622,414	3.31%
Electronic manufacturing services	19,001,589	2.52%	18,738,072	3.16%
Media — Advertising	18,026,733	2.39%	19,828,343	3.35%
Air freight and logistics	17,600,968	2.33%	14,004,766	2.36%
Trucking	17,064,785	2.26%	17,064,785	2.88%
Distributors	13,436,082	1.78%	13,350,633	2.25%
Data processing and outsourced services	13,229,885	1.75%	13,078,169	2.21%
Industrial machinery	10,221,792	1.35%	10,143,414	1.71%
Leisure facilities	6,783,242	0.90%	6,863,521	1.16%
Building products	6,717,698	0.89%	8,291,678	1.40%
Construction materials	6,477,386	0.86%	17,475,899	2.95%
Environmental & facilities services	5,125,321	0.68%	8,921,676	1.51%
Housewares & specialties	4,556,187	0.60%	12,195,029	2.06%
Restaurants	4,138,830	0.55%	12,485,385	2.11%
Household products	1,098,928	0.15%	1,064,910	0.18%
Multi-sector holdings	443,522	0.05%	169,465	0.02%
Movies & entertainment	200,169	0.03%	200,169	0.03%

Total	$754,964,483	100.00%	$592,496,595	100.00%

	December 31, 2010		September 30, 2010
Fair Value:
Healthcare services	$154,124,078	20.76%	$89,261,760	15.83%
IT consulting & other services	51,000,000	6.87%	—	0.00%
Healthcare equipment	47,689,753	6.42%	48,297,921	8.57%
Education services	40,834,373	5.50%	42,110,738	7.47%
Internet software & services	40,766,797	5.49%	—	0.00%
Construction and engineering	37,725,698	5.08%	23,844,836	4.23%
Electronic equipment & instruments	32,682,427	4.40%	32,887,767	5.83%
Apparel, accessories & luxury goods	32,605,394	4.39%	23,548,933	4.18%
Home improvement retail	32,318,609	4.35%	32,483,858	5.76%
Food distributors	28,529,313	3.84%	30,316,811	5.38%
Fertilizers & agricultural chemicals	26,539,336	3.57%	26,811,860	4.76%
Diversified support services	25,820,525	3.48%	26,246,237	4.66%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010		September 30, 2010
Healthcare technology	21,993,525	2.96%	22,140,613	3.93%
Human resources & employment services	21,300,346	2.87%	—	0.00%
Food retail	19,613,730	2.64%	19,750,316	3.50%
Media — Advertising	18,144,549	2.44%	19,847,065	3.52%
Air freight and logistics	17,835,145	2.40%	14,040,532	2.49%
Electronic manufacturing services	16,639,539	2.24%	18,055,528	3.20%
Distributors	13,415,216	1.81%	13,258,317	2.35%
Data processing and outsourced services	12,796,573	1.72%	12,741,012	2.26%
Industrial machinery	10,657,539	1.44%	10,232,763	1.81%
Leisure facilities	6,973,522	0.94%	7,040,043	1.25%
Building products	6,565,139	0.88%	6,841,467	1.21%
Construction materials	6,477,386	0.87%	17,039,751	3.02%
Environmental & facilities services	5,033,333	0.68%	5,129,853	0.91%
Trucking	4,597,412	0.62%	4,597,412	0.82%
Housewares & specialties	4,055,655	0.55%	3,700,000	0.66%
Restaurants	3,856,360	0.52%	12,099,935	2.15%
Household products	1,098,928	0.15%	1,064,910	0.19%
Multi-sector holdings	443,522	0.08%	169,465	0.01%
Movies & entertainment	261,613	0.04%	261,613	0.05%

Total	$742,395,335	100.00%	$563,821,316	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2010 and September 30, 2010, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2010 and December 31, 2009, no individual investment produced income that exceeded 10% of investment income.
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
          Accumulated unearned fee income activity for the three months ended December 31, 2010 and December 31, 2009 was as follows:

	Three months	Three months
	ended December 31,	ended December 31,
	2010	2009

Beginning unearned fee income balance	$11,900,871	$5,589,630
Net fees received	4,706,689	4,861,907
Unearned fee income recognized	(1,228,366)	(915,129)

Ending unearned fee income balance	$15,379,194	$9,536,408

     As of December 31, 2010, the Company had structured $7.6 million in aggregate exit fees across 10 portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. The receipt of such fees as well the timing of the Company’s receipt of such fees is contingent upon a successful exit event for each of the investments.

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
     On December 7, 2010, the Company entered into an at-the-market equity offering sales agreement relating to shares of its common stock. Throughout the month of December 2010, the Company sold 429,110 shares of its common stock at an average offering price of $11.87 per share. The net proceeds totaled $5.0 million after deducting fees and commissions of $0.1 million. The Company terminated the at-the-market equity offering sales agreement effective January 20, 2011 and did not sell any shares of the Company’s common stock pursuant thereto subsequent to December 31, 2010.
     No dilutive instruments were outstanding and therefore none were reflected in the Company’s Consolidated Statement of Assets and Liabilities at December 31, 2010. The following table sets forth the weighted average common shares outstanding for computing basic and diluted earnings per common share for the three months ended December 31, 2010 and December 31, 2009:

	Three months	Three months
	ended December 31, 2010	ended December 31, 2009

Weighted average common shares outstanding, basic and diluted	54,641,164	37,880,435

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to December 31, 2010:

	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Date	Date	per Share	Distribution	Issued	Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317	$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786 (1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326	0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995	0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211	0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776	0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890	0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420	0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689	0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269	0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425	0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.5 million	24,850	0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	6.0 million	26,569	0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	6.0 million	28,238	0.3 million

(1)	Shares were purchased on the open market and distributed.
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
     On November 5, 2010, the Company amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of the Company’s portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company intends to use the net proceeds of the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2010, the Company had $38.0 million of borrowings outstanding under the Wells Fargo facility.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     As of December 31, 2010, the Company had $51.0 million of borrowings outstanding under the ING facility.
     As of December 31, 2010, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three months ended December 31, 2010 and December 31, 2009 was $1.9 million and $0.1 million, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated PIK interest activity for the three months ended December 31, 2010 and December 31, 2009 was as follows:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009
PIK balance at beginning of period	$19,300,954	$12,059,478
Gross PIK interest accrued	3,384,078	2,430,656
PIK income reserves	(240,390)	(468,882)
PIK interest received in cash	(5,109,022)	(525,194)
Adjustments due to loan exits	—	(530,061)

PIK balance at end of period	$17,335,620	$12,965,997

     As of December 31, 2010, the Company had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on three investments that did not pay all of their scheduled monthly cash interest payments for the period ended December 31, 2010. As of December 31, 2009, the Company had stopped accruing PIK interest and OID on five investments, including two investments that had not paid all of their scheduled monthly cash interest payments.
     The non-accrual status of the Company’s portfolio investments as of December 31, 2010, September 30, 2010 and December 31, 2009 was as follows:

	December 31, 2010	September 30, 2010	December 31, 2009
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	—	PIK non-accrual
Martini Park, LLC	—	—	PIK non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
     Income non-accrual amounts for the three months ended December 31, 2010 and December 31, 2009 were as follows:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Cash interest income	$2,106,432	$1,134,564
PIK interest income	240,390	468,882
OID income	30,138	103,911

Total	$2,376,960	$1,707,357

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
31 and prior to year end (“post-October capital losses”) of $12.9 million, which for tax purposes are treated as arising on the first day of the following year.
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2010.

Three months ended
December 31, 2010

Net increase in net assets resulting from operations	$17,448,000
Net unrealized appreciation	(16,843,000)
Book/tax difference due to deferred loan origination fees, net	3,478,000
Book/tax difference due to organizational and deferred offering costs	(22,000)
Book/tax difference due to interest income on certain loans	1,051,000
Book/tax difference due to capital losses not recognized	13,450,000
Other book-tax differences	131,000

Taxable/Distributable Income (1)	$18,693,000

(1)	The Company’s taxable income for 2011 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2011. Therefore, the final taxable income may be different than the estimate.
     Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. The Company maintains an “opt out” dividend reinvestment plan for its stockholders.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
     For income tax purposes, the Company estimates that its distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar years 2010 and 2011. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
     As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008 and 2009, the Company incurred a de minimis federal excise tax for those calendar years, and the Company expects to incur a de minimis federal excise tax for the calendar year 2010.
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
     During the three months ended December 31, 2010, the Company recorded the following investment realization events:
•	In October 2010, the Company received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company restructured its investment in Vanguard Vinyl, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

•	In December 2010, the Company restructured its investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, the Company received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In December 2010, the Company received a cash payment of $11.7 million from Western Emulsions, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction; and

•	In December 2010, the Company restructured its investment in Lighting by Gregory, LLC. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $7.8 million in accordance with ASC 470-50.
     During the three months ended December 31, 2009, the Company recorded the following investment realization events:
•	In October 2009, the Company received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods; and

•	In October 2009, the Company received a cash payment of $3.9 million from Elephant & Castle, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction.
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
     For the three months ended December 31, 2010 and December 31, 2009, base management fees were $3.8 million, and $1.5 million, respectively. At December 31, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $3.8 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
     For the three months ended December 31, 2010 and December 31, 2009, incentive fees were $3.5 million and $2.1 million, respectively. At December 31, 2010, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $3.5 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
Administration Agreement
     The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for the Company by its chief compliance officer. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
     For the three months ended December 31, 2010, the Company accrued administrative expenses of $0.8 million, including $0.4 million of general and administrative expenses, that are due to FSC, Inc. At December 31, 2010, $1.3 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Financial Highlights

	Three	Three
	months ended	months ended
Per share data:	December 31, 2010	December 31, 2009
Net asset value at beginning of period	$10.43	$10.84
Net investment income	0.26	0.22
Net unrealized appreciation on investments and interest rate swap	0.31	0.03
Net realized loss on investments	(0.24)	—
Dividends declared	(0.32)	(0.27)
Issuance of common stock	—	—
Net asset value at end of period	$10.44	$10.82

Per share market value at beginning of period	$11.14	$10.93
Per share market value at end of period	$12.14	$10.74
Total return (1)	11.93%	0.68%
Common shares outstanding at beginning of period	54,550,290	37,878,987
Common shares outstanding at end of period	55,059,057	37,923,407

Net assets at beginning of period	$569,172,105	$410,556,071
Net assets at end of period	$574,921,159	$410,257,351
Average net assets (2)	$572,151,947	$409,840,589
Ratio of net investment income to average net assets (3)	9.75%	8.08%
Ratio of total expenses to average net assets (3)	7.82%	4.74%
Ratio of portfolio turnover to average investments at fair value	2.17%	0.00%
Weighted average outstanding debt (4)	$102,678,261	$500,000
Average debt per share	$1.86	$0.01

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(2)	Calculated based upon the daily weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the daily weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13. Preferred Stock
     The Company’s restated certificate of incorporation had not authorized any shares of preferred stock. However, on April 4, 2008, the Company’s Board of Directors approved a certificate of amendment to its restated certificate of incorporation reclassifying 200,000 shares of its common stock as shares of non-convertible, non-participating preferred stock, with a par value of $0.01 and a liquidation preference of $500 per share (“Series A Preferred Stock”) and authorizing the issuance of up to 200,000 shares of Series A Preferred Stock. A certificate of amendment was also approved by the holders of a majority of the shares of the Company’s outstanding common stock through a written consent first solicited on April 7, 2008.
     On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.
Note 14. Interest Rate Swaps
     In August 2010, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $100.0 million. Under the interest rate swap agreement, the Company will pay a fixed interest rate of 0.99% and receive a floating rate based on the prevailing one-month LIBOR, which as of December 31, 2010 was 0.26%. For the three months ended December 31, 2010, the Company recorded $0.7 million of unrealized appreciation related to this swap agreement. As of December 31, 2010, this swap agreement had a fair value of ($37,000), which is included in “accounts payable, accrued expenses and other liabilities” in the Company’s Consolidated Statements of Assets and Liabilities.
     As of December 31, 2010, the Company posted $1.5 million of cash as collateral with respect to the interest rate swap. The Company is restricted in terms of access to this collateral until such swap is terminated or the swap agreement expires. Cash collateral posted is held in an account at Wells Fargo.
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
     In addition, words such as “anticipate,” “believe,” “expect,” “project”and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:
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
     On December 7, 2010, we entered into an at-the-market equity offering sales agreement relating to shares of our common stock. Throughout the month of December 2010, we sold 429,110 shares of our common stock at an average offering price of $11.87 per share. We terminated the at-the-market equity offering sales agreement effective January 20, 2011 and did not sell any shares of our common stock pursuant thereto subsequent to December 31, 2010.
Current Market Conditions
     Since mid-2007, the global financial markets have experienced stress, volatility, illiquidity, and disruption. This turmoil appears to have peaked in the fall of 2008, resulting in several major financial institutions becoming insolvent, being acquired, or receiving government assistance. While the turmoil in the financial markets appears to have abated somewhat, the global economy continues to experience economic uncertainty. Economic uncertainty impacts our business in many ways, including changing spreads, structures, and purchase multiples as well as the overall supply of investment capital.
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
     The fair value of all of our investments at December 31, 2010, and September 30, 2010, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.
     Our Board of Directors has engaged independent valuation firms to provide us with valuation assistance. Upon completion of their processes each quarter, the independent valuation firms provide us with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
     The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending December 31, 2009	53.1%
For the quarter ending September 30, 2010	61.8%
For the quarter ending December 31, 2010	73.9%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on December 31, 2009 and therefore was not part of the independent valuation process

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
     As of December 31, 2010 and September 30, 2010, approximately 92.9% and 86.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
     We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are earned and payable upon the exit of a debt security and, similar to a prepayment penalty, are not accrued or otherwise included in net investment income until received. The receipt of such fees as well as the timing of our receipt of such fees is contingent upon a successful exit event for each of the investments.
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
     For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our annual report on Form 10-K for the year ended September 30, 2010. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest.
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $17.3 million and represented 2.3% of the fair value of our portfolio of investments as of December 31, 2010 and $19.3 million or 3.4% as of September 30, 2010. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
     Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our new debt origination efforts on first lien loans because we believe that the risk-adjusted returns from these loans are superior to second lien and unsecured loans at this time and offer superior credit quality. However, we may choose to originate second lien and unsecured loans in the future.

     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31,	September 30,
	2010	2010

Cost:
First lien debt	84.85%	72.61%
Second lien debt	12.80%	25.42%
Subordinated debt	0.78%	0.80%
Purchased equity	0.58%	0.39%
Equity grants	0.92%	0.75%
Limited partnership interests	0.07%	0.03%

Total	100.00%	100.00%

	December 31,	September 30,
	2010	2010

Fair value:
First lien debt	86.53%	73.84%
Second lien debt	11.35%	24.45%
Subordinated debt	0.72%	0.78%
Purchased equity	0.40%	0.11%
Equity grants	0.94%	0.79%
Limited partnership interests	0.06%	0.03%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	December 31, 2010	September 30, 2010
Cost:
Healthcare services	19.97%	14.76%
IT consulting & other services	6.60%	0.00%
Healthcare equipment	6.21%	8.02%
Education services	5.93%	7.58%
Internet software & services	5.29%	0.00%
Construction and engineering	5.18%	4.22%
Electronic equipment & instruments	4.37%	5.59%
Home improvement retail	4.32%	5.51%
Apparel, accessories & luxury goods	4.22%	3.97%
Food distributors	3.78%	5.13%
Fertilizers & agricultural chemicals	3.49%	4.51%
Diversified support services	3.40%	4.43%
Healthcare technology	2.83%	3.63%
Human resources & employment services	2.75%	0.00%
Food retail	2.57%	3.31%
Electronic manufacturing services	2.52%	3.16%
Media — Advertising	2.39%	3.35%
Air freight and logistics	2.33%	2.36%
Trucking	2.26%	2.88%
Distributors	1.78%	2.25%
Data processing and outsourced services	1.75%	2.21%
Industrial machinery	1.35%	1.71%
Leisure facilities	0.90%	1.16%
Building products	0.89%	1.40%
Construction materials	0.86%	2.95%
Environmental & facilities services	0.68%	1.51%
Housewares & specialties	0.60%	2.06%
Restaurants	0.55%	2.11%
Household products	0.15%	0.18%
Multi-sector holdings	0.05%	0.02%
Movies & entertainment	0.03%	0.03%

Total	100.00%	100.00%

	December 31, 2010	September 30, 2010
Fair Value:
Healthcare services	20.76%	15.83%
IT consulting & other services	6.87%	0.00%
Healthcare equipment	6.42%	8.57%
Education services	5.50%	7.47%
Internet software & services	5.49%	0.00%
Construction and engineering	5.08%	4.23%
Electronic equipment & instruments	4.40%	5.83%
Apparel, accessories & luxury goods	4.39%	4.18%
Home improvement retail	4.35%	5.76%
Food distributors	3.84%	5.38%
Fertilizers & agricultural chemicals	3.57%	4.76%
Diversified support services	3.48%	4.66%
Healthcare technology	2.96%	3.93%
Human resources & employment services	2.87%	0.00%
Food retail	2.64%	3.50%
Media — Advertising	2.44%	3.52%
Air freight and logistics	2.40%	2.49%
Electronic manufacturing services	2.24%	3.20%
Distributors	1.81%	2.35%
Data processing and outsourced services	1.72%	2.26%
Industrial machinery	1.44%	1.81%
Leisure facilities	0.94%	1.25%
Building products	0.88%	1.21%
Construction materials	0.87%	3.02%
Environmental & facilities services	0.68%	0.91%
Trucking	0.62%	0.82%
Housewares & specialties	0.55%	0.66%
Restaurants	0.52%	2.15%
Household products	0.15%	0.19%
Multi-sector holdings	0.08%	0.01%
Movies & entertainment	0.04%	0.05%

Total	100.00%	100.00%

Portfolio Asset Quality
          We employ a grading system to assess and monitor the credit risk of our investment portfolio. We rate all investments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment.
•	Investment Rating 1 is used for investments that are performing above expectations and/or a capital gain is expected.

•	Investment Rating 2 is used for investments that are performing substantially within our expectations, and whose risks remain neutral or favorable compared to the potential risk at the time of the original investment. All new investments are initially rated 2.

•	Investment Rating 3 is used for investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Companies with a rating of 3 may be out of compliance with financial covenants.

•	Investment Rating 4 is used for investments that are performing below our expectations and for which risk has increased materially since the original investment. We expect some loss of investment return, but no loss of principal.

•	Investment Rating 5 is used for investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a rating of 5 are those for which some loss of principal is expected.
               The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
		Percentage of	Leverage		Percentage of	Leverage
	Fair Value	Total Portfolio	Ratio	Fair Value	Total Portfolio	Ratio

1	$80,790,254	10.88%	3.00	$89,150,457	15.81%	2.97
2	620,901,779	83.63%	3.40	424,494,799	75.29%	4.31
3	21,672,872	2.92%	11.16	18,055,528	3.20%	13.25
4	—	0.00%	—	23,823,120	4.23%	8.13
5	19,030,430	2.57%	NM (1)	8,297,412	1.47%	NM (1)

Total	$742,395,335	100.00%	3.25	$563,821,316	100.00%	4.53

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
     We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2010, we had modified the payment terms of our investments in four portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
     As of December 31, 2010, we had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on three investments that did not pay all of their scheduled monthly cash interest payments for the period ended December 31, 2010. As of December 31, 2009, we had stopped accruing PIK interest and OID on five investments, including two investments that had not paid all of their scheduled monthly cash interest payments.

     The non-accrual status of our portfolio investments as of December 31, 2010, September 30, 2010 and December 31, 2009 was as follows:

	December 31, 2010	September 30, 2010	December 31, 2009

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	—	PIK non-accrual
Martini Park, LLC	—	—	PIK non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
     Non-accrual interest amounts related to the above investments for the three months ended December 31, 2010 and December 31, 2009 were as follows:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Cash interest income	$2,106,432	$1,134,564
PIK interest income	240,390	468,882
OID income	30,138	103,911

Total	$2,376,960	$1,707,357

Discussion and Analysis of Results and Operations
Results of Operations
     The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and derivative instruments.
Comparison of the three months ended December 31, 2010 and December 31, 2009
Total Investment Income
          Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, equity structuring fees, exit fees, prepayment fees, and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments and interest on cash and cash equivalents on deposit with financial institutions.
          Total investment income for the three months ended December 31, 2010 and December 31, 2009 was $25.3 million and $13.2 million, respectively. For the three months ended December 31, 2010, this amount primarily consisted of $20.8 million of interest income from portfolio investments (which included $3.1 million of PIK interest), and $4.5 million of fee income. For the three months ended December 30, 2009, total investment income primarily consisted of $12.3 million of interest income from portfolio investments (which included $2.0 million of PIK interest), and $0.9 million of fee income.
          The increase in our total investment income for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of 13 investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.
Expenses
          Expenses (net of the permanently waived portion of the base management fee) for the three months ended December 31, 2010 and December 31, 2009 were $11.3 million and $4.9 million, respectively. Expenses increased for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 by $6.4 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense, professional fees, and other general and administrative expenses.
     The increase in base management and incentive fees resulted from an increase in our total assets as reflected in the growth of the investment portfolio, offset partially by our investment adviser’s unilateral decision to waive $0.7 million of the base management fee for the three months ended December 31, 2009. The increase in interest expense resulted from a $174.3 million increase in debt levels in the year-over-year period.
Net Investment Income
          As a result of the $12.1 million increase in total investment income as compared to the $6.4 million increase in net expenses, net investment income for the three months ended December 31, 2010 reflected a $5.7 million, or 68.4%, increase compared to the three months ended December 31, 2009.
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
     During the three months ended December 31, 2010, we recorded the following investment realization events:

•	In November 2010, we restructured our investment in Best Vinyl, Inc., which resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

•	In December 2010, we restructured our investment in Nicos Polymers & Grinding Inc., which resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, we cancelled Lighting by Gregory, LLC’s entire Term Loan B balance and $1.5 million of Term Loan A. We recorded a realized loss on this investment in the amount of $7.8 million.
     During the three months ended December 31, 2009, we received a cash payment in the amount of $0.1 million, representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on this investment.
Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swaps
          Net unrealized appreciation or depreciation is the net change in the fair value of our investment portfolio and our interest rate swaps during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
          During the three months ended December 31, 2010, we recorded net unrealized appreciation of $16.8 million. This consisted of $10.3 million of reclassifications to realized losses, $5.5 million of net unrealized appreciation on debt investments, $0.3 million of net unrealized appreciation on equity investments and $0.7 million of net unrealized appreciation on interest rate swaps. During the three months ended December 31, 2009, we recorded net unrealized appreciation of $1.0 million. This consisted of $1.2 million of net unrealized appreciation on debt investments, partially offset by $0.2 million of net unrealized depreciation on equity investments.
Financial Condition, Liquidity and Capital Resources
Cash Flows
          We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.
     For the three months ended December 31, 2010, we experienced a net decrease in cash and cash equivalents of $33.7 million. During that period, we used $159.4 million of cash in operating activities, primarily for the funding of $238.6 million of investments, partially offset by $57.6 million of principal payments received and $14.1 million of net investment income. During the same period cash provided by financing activities was $125.6 million, primarily consisting of $89.0 million of net borrowings under our credit facilities, $50.3 million of SBA borrowings, and $5.0 million of proceeds from issuances of our common stock, partially offset by $16.5 million of cash dividends paid, $0.2 million of offering costs paid and $2.0 million of deferred financing costs paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity offerings or credit facilities, as we deem appropriate.
     For the three months ended December 31, 2009, we experienced a net decrease in cash and cash equivalents of $101.4 million. During that period, we used $129.4 million of cash in operating activities, primarily for the funding of $144.2 million of investments, partially offset by $5.9 million of principal payments received and $8.3 million of net investment income. During the same period cash provided by financing activities was $28.0 million, primarily $38.0 million of net borrowings on our credit facility partially offset by $9.7 million of cash dividends paid.
     As of December 31, 2010, we had $43.0 million in cash and cash equivalents, portfolio investments (at fair value) of $742.4 million, $4.7 million of interest and fees receivable, $123.3 million of SBA debentures payable, $89.0 of borrowings outstanding under our credit facilities, and unfunded commitments of $95.3 million.
     As of September 30, 2010, we had $76.8 million in cash and cash equivalents, portfolio investments (at fair value) of $563.8 million, $3.8 million of interest and fees receivable, $73.0 million of SBA debentures payable, and unfunded commitments of $49.5 million.

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
     Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2010, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
     Finally, through a wholly-owned subsidiary, we sought and obtained a license from the SBA to operate an SBIC. In this regard, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
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
     SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2010, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $123.3 million of SBA debentures were outstanding as of December 31, 2010. $73.0 million of these debentures bore an interest rate of 3.50%, including the SBA annual charge of 0.285%, while the remainder do not yet have a locked interest rate.
     We have received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test.
Significant capital transactions that occurred from October 1, 2008 through December 31, 2010

     The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock from October 1, 2008 through December 31, 2010:

Date	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Declared	Date	Date	per Share	Distribution	Issued	Value
December 9, 2008	December 19, 2008	December 29, 2008	$0.32	$6.4 million	105,326	$0.8 million
December 9, 2008	December 30, 2008	January 29, 2009	0.33	6.6 million	139,995	0.8 million
December 18, 2008	December 30, 2008	January 29, 2009	0.05	1.0 million	21,211	0.1 million
April 14, 2009	May 26, 2009	June 25, 2009	0.25	5.6 million	11,776	0.1 million
August 3, 2009	September 8, 2009	September 25, 2009	0.25	7.5 million	56,890	0.6 million
November 12, 2009	December 10, 2009	December 29, 2009	0.27	9.7 million	44,420	0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425	0.3 million
August 2, 2010	October 6, 2010	October 27, 2010	0.10	5.5 million	24,850	0.3 million
August 2, 2010	November 3, 2010	November 24, 2010	0.11	6.0 million	26,569	0.3 million
August 2, 2010	December 1, 2010	December 29, 2010	0.11	6.0 million	28,238	0.3 million
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	24,850	0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	—	—	—
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	—	—	—
The following table reflects shareholder transactions that occurred from October 1, 2008 through December 31, 2010:

Date	Transaction	Shares	Share Price		Gross Proceeds (Uses)
October 27, 2008	Repurchase shares	39,000	$5.96		$(0.2 million)
October 28, 2008	Repurchase shares	39,000	5.89		(0.2 million)
July 21, 2009	Public offering [1]	9,487,500	9.25		87.8 million
September 25, 2009	Public offering [1]	5,520,000	10.50		58.0 million
January 27, 2010	Public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20		3.4 million
June 21, 2010	Public offering [1]	9,200,000	11.50		105.8 million
December 2010	At-the-market offering	429,110	11.87	[2]	5.1 million

[1]	Includes the underwriters’ full exercise of their over-allotment option

[2]	Average offering price
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
     The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We intend to use the net proceeds of the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2010, we had $38.0 million of borrowings outstanding under the Wells Fargo facility.
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
     As of December 31, 2010, we had $51.0 million of borrowings outstanding under the ING facility.
     As of December 31, 2010, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three months ended December 31, 2010 and 2009 was $1.9 million and $0.1 million, respectively.
     The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis:

Financial
Facility	Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $200 million plus 75% of the aggregate net proceeds of all sales of equity interests after November 16, 2009	$338 million	$569 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$494 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.78:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $385 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 24, 2010	$436 million	$569 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	8.80:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	43.18:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$288 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2010.

     The following table reflects credit facility and debenture transactions that occurred from October 1, 2008 through December 31, 2010. Amounts available and drawn are as of December 31, 2010:

Total
			Facility	Upfront		Amount	Interest
			Amount	fee Paid	Availability	Drawn	Rate
Bank of Montreal	December 30, 2008	Renewed credit facility	$50 million	$0.3 million	$ —	$ —	LIBOR + 3.25%
	September 16, 2009	Terminated credit facility
Wells Fargo facility	November 16, 2009	Entered into credit facility	50 million	0.8 million			LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	100 million	0.9 million	91 million (1)	38 million	LIBOR + 3.50%
ING facility	May 27, 2010	Entered into credit facility	90 million	0.8 million	90 million	51 million	LIBOR + 3.50%
SBA	February 16, 2010	Received capital commitment	75 million	0.8 million
	September 21, 2010	Received capital commitment	150 million	0.8 million	150 million	123.3 million	3.50% (2)

(1)	Availability to increase upon our decision to further collateralize the facility.

(2)	Includes the SBA annual charge of 0.285%.
     Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2010, our only off-balance sheet arrangements consisted of $95.3 million of unfunded commitments, which was comprised of $91.8 million to provide debt financing to certain of our portfolio companies and $3.6 million related to unfunded limited partnership interests. As of September 30, 2010, our only off-balance sheet arrangements consisted of $49.5 million, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.
     Contractual Obligations
     On February 3, 2010, our SBIC subsidiary received a license, effective February 1, 2010, from the SBA to operate as an SBIC. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. As of December 31, 2010, we had $123.3 million of SBA debentures payable. $73.0 million of these debentures bore an interest rate of 3.50%, including the SBA annual charge of 0.285%, while the remainder do not yet have a locked interest rate.
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
     As of December 31, 2010, we had $51.0 million of borrowings outstanding under the ING facility and $38.0 million of borrowings outstanding under the Wells Fargo facility.
     The table below reflects the following for the SBA debentures payable, the Wells Fargo facility and the ING facility:
•	Debt outstanding as of September 30, 2010;

•	Debt outstanding as of December 31, 2010;

•	Weighted average debt outstanding for the three months ended December 31, 2010;

•	Maximum debt outstanding during the three months ended December 31, 2010;

			Weighted average debt outstanding	Maximum debt outstanding
	Debt Outstanding as of	Debt Outstanding as of	for the three months ended	for the three months ended
	September 30, 2010	December 31, 2010	December 31, 2010	December 31, 2010

SBA debentures payable	$73,000,000	$123,300,000	$81,276,087	$123,300,000
Wells Fargo facility	—	38,000,000	16,380,435	75,000,000
ING facility	—	51,000,000	5,021,739	51,000,000
Total debt	73,000,000	212,300,000	102,678,261	234,300,000
     The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility and the ING facility:

	Payments due by period as of December 31, 2010
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$123,300,000	$—	$—	$—	$123,300,000
Interest due on SBA debentures	42,112,568	3,237,603	8,642,822	8,631,000	21,601,143
Wells Fargo facility	38,000,000	—	38,000,000	—	—
Interest due on Wells Fargo facility	5,266,012	2,179,039	3,086,972	—	—
ING facility	51,000,000	—	51,000,000	—	—
Interest due on ING facility	5,686,226	2,352,921	3,333,305	—	—
Total	$265,364,806	$7,769,563	$104,063,099	$8,631,000	$144,901,143
     A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2010 and September 30, 2010 is shown in the table below:

	December 31, 2010	September 30, 2010

HealthDrive Corporation	$1,500,000	$1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	4,000,000	500,000
Riverlake Equity Partners II, LP (limited partnership interest)	877,895	966,360
Riverside Fund IV, LP (limited partnership interest)	678,583	864,175
ADAPCO, Inc.	5,750,000	5,750,000
AmBath/ReBath Holdings, Inc.	1,500,000	1,500,000
JTC Education, Inc.	14,000,000	9,062,453
Tegra Medical, LLC	4,000,000	4,000,000
Vanguard Vinyl, Inc.	—	1,250,000
Flatout, Inc.	1,500,000	1,500,000
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	1,000,000
Mansell Group, Inc.	2,000,000	2,000,000
NDSSI Holdings, Inc.	1,500,000	1,500,000
Eagle Hospital Physicians, Inc.	2,500,000	2,500,000
Enhanced Recovery Company, LLC	4,000,000	3,623,148
Epic Acquisition, Inc.	2,200,000	2,700,000
Specialty Bakers, LLC	4,000,000	2,000,000
Rail Acquisition Corp.	5,040,865	4,798,897
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	1,000,000	—
Nicos Polymers & Grinding Inc.	500,000	—
CRGT, Inc.	12,500,000	—
Welocalize, Inc.	4,750,000	—
Miche Bag, LLC	5,000,000	—
Dominion Diagnostics, LLC	5,000,000	—
Advanced Pain Management	400,000	—
DISA, Inc.	4,000,000	—
Best Vinyl Fence & Deck, LLC	1,000,000	—
Saddleback Fence and Vinyl Products, Inc.	400,000	—
Traffic Control & Safety Corporation	2,250,000	—

Total	$95,347,343	$49,515,033

Regulated Investment Company Status and Dividends
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
     To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2011). We anticipate timely distribution of our taxable income within the tax rules; however, we expect to incur a de minimis U.S. federal excise tax for the calendar year 2010. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, in future periods, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2010, we paid our investment adviser $7.3 million under the investment advisory agreement.
     Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2010, we paid FSC, Inc. $0.8 million under the administration agreement.
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

Recent Developments
     On January 4, 2011, we drew $22.0 million on the Wells Fargo facility. On January 28, 2011, we drew $25.0 million on the Wells Fargo facility. As of January 31, 2011, we had $85.0 million outstanding under the facility.
     On January 4, 2011, we closed a $19.0 million senior secured debt facility to support the acquisition of a technology-enabled home-delivery pharmacy. The investment is backed by a private equity sponsor and $17.0 million was funded at closing. The terms of this investment include a $2.0 million revolver at an interest rate of LIBOR+6.0% per annum and a $17.0 million Term Loan at an interest rate of LIBOR+10.5% per annum. This is a first lien facility with a scheduled maturity of five years.
     On January 6, 2011, we closed a $14.0 million senior secured debt facility to support the acquisition of a provider of outsourced Medicaid eligibility services. The investment is backed by a private equity sponsor and $12.0 million was funded at closing. The terms of this investment include a $2.0 million revolver at an interest rate of LIBOR+6.5% per annum with a 1.75% LIBOR floor, and a $12.0 million Term Loan at an interest rate of LIBOR+10.0% per annum with a 1.75% LIBOR floor. This is a first lien facility with a scheduled maturity of five years.
     On January 6, 2011, we closed a $20.0 million senior secured debt facility to support the acquisition of a manager and administrator of investment products. The investment is backed by a private equity sponsor and $11.7 million was funded at closing. The terms of this investment include a $20.0 million Term Loan at an interest rate of LIBOR+9.5% per annum with a 2% LIBOR floor. This is a first lien facility with a scheduled maturity of five years.
     On January 14, 2011, we drew $12.0 million on the ING facility. On January 31, 2011, we drew $27.0 million on the ING facility. As of January 31, 2011, we had $90.0 million outstanding under the facility.
     On January 14, 2011, we closed a $13.3 million senior secured debt facility to support the acquisition of a provider of non-destructive pipe testing services. The investment is backed by a private equity sponsor and $11.3 million was funded at closing. The terms of this investment include a $2.0 million revolver at an interest rate of LIBOR+8.0% per annum with a 2% LIBOR floor, a $5.3 million Term Loan A at an interest rate of LIBOR+8.0% per annum with a 2% LIBOR floor, and a $6.0 million Term Loan B at an interest rate of LIBOR+12% per annum with a 2% LIBOR floor. This is a first lien facility with a scheduled maturity of five years.
     On January 20, 2011, we closed a $10.0 million senior secured debt facility to support the acquisition of an acquirer and operator of specialty pharmaceutical companies. The investment is backed by a private equity sponsor and $10.0 million was funded at closing. The terms of this investment include a $10.0 million Term Loan at an interest rate of LIBOR+6.25% per annum with a 2% LIBOR floor. This is a first lien facility with a scheduled maturity of five years.
     On January 30, 2011, our Board of Directors declared the following dividends:
•	$0.1066 per share, payable on April 29, 2011 to stockholders of record on April 1, 2011;

•	$0.1066 per share, payable on May 31, 2011 to stockholders of record on May 2, 2011; and

•	$0.1066 per share, payable on June 30, 2011 to stockholders of record on June 1, 2011.
     On January 31, 2011, we paid a dividend in the amount of $0.1066 per share to stockholders of record on January 4, 2011.
     We are currently in negotiations with the lenders to the ING facility and new lender parties thereto to potentially more than double our borrowing capacity under the ING facility, although we have not yet obtained a commitment from these lenders for any such increase. As a result, there are no assurances that we will be successful in our negotiations with these lenders or that we will ultimately enter into any agreement with the lenders to expand our borrowing capacity under the ING facility at all. In addition, any such agreement by these lenders to increase our borrowing capacity under the ING facility may also be accompanied by other changes to the ING facility, including changes to the maturity date of the ING facility.
     In addition, we are also in the process of preparing an application to the SBA for a second SBIC license. If approved, this license would provide us with the capability to issue an additional $75 million of SBA-guaranteed debentures beyond the $150 million of SBA-guaranteed debentures we, through our wholly-owned subsidiary, currently have the ability to issue. However, there are no assurances that we will be successful in obtaining a second SBIC license from the SBA.
Recently Issued Accounting Standards
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of December 31, 2010, 50.0% of our debt investment portfolio (at fair value) and 48.5% of our debt investment portfolio (at cost) bore interest at floating rates. As of December 31, 2010, based on our applicable levels of floating-rate debt investments, a 1.0% change in interest rates would not have a material effect on our level of interest income from debt investments.
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
     Our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Assuming no changes in our investment and capital structure, a hypothetical increase or decrease in discount rates of 100 basis points would increase or decrease our net assets resulting from operations by $17 million.
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
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     There have been no material changes during the three months ended December 31, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued a total of 79,657 shares of common stock under our dividend reinvestment plan during the three months ended December 31, 2010. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $0.9 million.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
10.1*	Custody Agreement, dated January 31, 2011, by and between Fifth Street Finance Corp. and U.S. Bank National Association

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: January 31, 2011	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: January 31, 2011	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1*	Custody Agreement, dated January 31, 2011, by and between Fifth Street Finance Corp. and U.S. Bank National Association

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.