Form 10-Q
period 2011-03-31
Fifth Street Finance Corp
filed 2011-05-04
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
The registrant had 66,667,933 shares of common stock outstanding as of April 28, 2011.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(unaudited)

	March 31, 2011	September 30, 2010
Assets

Investments at fair value:
Control investments (cost at March 31, 2011: $11,045,168; cost at September 30, 2010: $12,195,029)	$9,695,327	$3,700,000
Affiliate investments (cost at March 31, 2011: $48,829,558; cost at September 30, 2010: $50,133,521)	35,747,092	47,222,059
Non-control/Non-affiliate investments (cost at March 31, 2011: $893,318,481; cost at September 30, 2010: $530,168,045)	894,306,634	512,899,257
Total investments at fair value (cost at March 31, 2011: $953,193,207; cost at September 30, 2010: $592,496,595)	939,749,053	563,821,316

Cash and cash equivalents	38,556,212	76,765,254
Interest and fees receivable	6,622,820	3,813,757
Due from portfolio company	96,424	103,426
Deferred financing costs	8,849,335	5,465,964
Collateral posted to bank and other assets	1,874,666	1,956,013

Total Assets	$995,748,510	$651,925,730

Liabilities and Net Assets

Liabilities:
Accounts payable, accrued expenses and other liabilities	$452,770	$1,322,282
Base management fee payable	4,785,961	2,875,802
Incentive fee payable	4,139,032	2,859,139
Due to FSC, Inc.	808,525	1,083,038
Interest payable	652,827	282,640
Payments received in advance from portfolio companies	861,298	1,330,724
Loans payable	134,000,000	—
SBA debentures payable	138,300,000	73,000,000
Total Liabilities	284,000,413	82,753,625

Net Assets:
Common stock, $0.01 par value, 150,000,000 shares authorized, 66,667,933 and 54,550,290 shares issued and outstanding at March 31, 2011 and September 30, 2010	666,679	545,503
Additional paid-in-capital	765,404,953	619,759,984
Net unrealized depreciation on investments and interest rate swap	(12,978,443)	(29,448,713)
Net realized loss on investments	(47,054,064)	(33,090,961)
Accumulated undistributed net investment income	5,708,972	11,406,292
Total Net Assets (equivalent to $10.68 and $10.43 per common share at March 31, 2011 and September 30, 2010) (Note 12)	711,748,097	569,172,105

Total Liabilities and Net Assets	$995,748,510	$651,925,730
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	ended March 31,	ended March 31,	ended March 31,	ended March 31,
	2011	2010	2011	2010
Interest income:
Control investments	$12,463	$(41,919)	$13,432	$182,827
Affiliate investments	1,127,620	2,257,404	2,290,136	4,516,905
Non-control/Non-affiliate investments	21,202,939	11,874,938	37,692,123	19,548,264
Interest on cash and cash equivalents	4,393	5,521	13,530	201,183
Total interest income	22,347,415	14,095,944	40,009,221	24,449,179

PIK interest income:
Control investments	101,339	—	134,672	—
Affiliate investments	275,633	323,533	557,433	655,149
Non-control/Non-affiliate investments	3,094,431	1,981,640	5,922,986	3,611,798
Total PIK interest income	3,471,403	2,305,173	6,615,091	4,266,947

Fee income:
Control investments	28	—	126,514	—
Affiliate investments	133,407	425,261	266,961	679,038
Non-control/Non-affiliate investments	3,740,634	1,018,639	8,007,850	1,680,003
Total fee income	3,874,069	1,443,900	8,401,325	2,359,041

Dividend and other income:
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/Non-affiliate investments	8,288	11,333	10,722	22,666
Total dividend and other income	8,288	11,333	10,722	22,666

Total Investment Income	29,701,175	17,856,350	55,036,359	31,097,833

Expenses:
Base management fee	4,785,961	2,336,878	8,564,740	4,603,881
Incentive fee	4,139,032	2,801,562	7,652,933	4,888,826
Professional fees	507,483	329,014	1,197,972	630,619
Board of Directors fees	36,000	43,000	85,500	81,000
Interest expense	2,724,188	260,941	4,662,898	352,120
Administrator expense	391,175	318,806	745,344	570,624
General and administrative expenses	561,209	559,901	1,515,241	1,142,524
Total expenses	13,145,048	6,650,102	24,424,628	12,269,594
Base management fee waived	—	—	—	(727,067)
Net expenses	13,145,048	6,650,102	24,424,628	11,542,527

Net Investment Income	16,556,127	11,206,248	30,611,731	19,555,306
Unrealized appreciation on interest rate swap	234,166	—	970,556	—

Unrealized appreciation (depreciation) on investments:
Control investments	(757,321)	486,853	7,313,275	2,480,075
Affiliate investments	(8,590,695)	3,327,908	(10,171,003)	3,727,842
Non-control/Non-affiliate investments	8,741,597	(2,638,050)	18,357,442	(4,031,912)
Net unrealized appreciation (depreciation) on investments	(606,419)	1,176,711	15,499,714	2,176,005

Realized gain (loss) on investments:
Control investments	(40,586)	—	(7,805,705)	—
Affiliate investments	—	(2,908,084)	—	(2,908,084)
Non-control/Non-affiliate investments	(472,298)	—	(6,157,398)	106,000
Net realized loss on investments	(512,884)	(2,908,084)	(13,963,103)	(2,802,084)

Net increase in net assets resulting from operations	$15,670,990	$9,474,875	$33,118,898	$18,929,227

Net investment income per common share — basic and diluted	$0.27	$0.26	$0.52	$0.48
Earnings per common share — basic and diluted	$0.25	$0.22	$0.57	$0.47
Weighted average common shares outstanding — basic and diluted	62,120,473	43,019,350	58,339,723	40,421,657
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended	Six months ended
	March 31, 2011	March 31, 2010
Operations:
Net investment income	$30,611,731	$19,555,306
Net unrealized appreciation on investments and interest rate swap	16,470,270	2,176,005
Net realized loss on investments	(13,963,103)	(2,802,084)

Net increase in net assets from operations	33,118,898	18,929,227

Stockholder transactions:
Distributions to stockholders	(36,309,051)	(23,794,498)

Net decrease in net assets from stockholder transactions	(36,309,051)	(23,794,498)

Capital share transactions:
Issuance of common stock, net	143,429,688	77,537,266
Issuance of common stock under dividend reinvestment plan	2,336,457	1,168,939

Net increase in net assets from capital share transactions	145,766,145	78,706,205
Total increase in net assets	142,575,992	73,840,934
Net assets at beginning of period	569,172,105	410,556,071
Net assets at end of period	$711,748,097	$484,397,005

Net asset value per common share	$10.68	$10.70

Common shares outstanding at end of period	66,667,933	45,282,596
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended	Six months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,118,898	$18,929,227
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized appreciation on investments and interest rate swap	(16,470,270)	(2,176,005)
Net realized losses on investments	13,963,103	2,802,084
PIK interest income	(6,615,091)	(4,266,947)
Recognition of fee income	(8,401,325)	(2,359,041)
Accretion of original issue discount on investments	(808,927)	(448,427)
Amortization of deferred financing costs	955,154	—
Change in operating assets and liabilities:
Fee income received	14,010,650	6,466,569
Increase in interest and fees receivable	(1,826,027)	(1,781,438)
Decrease in due from portfolio company	7,002	78,521
(Increase) decrease in collateral posted to bank and other assets	81,347	(1,736,387)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	101,045	(85,056)
Increase in base management fee payable	1,910,159	784,718
Increase in incentive fee payable	1,279,893	857,299
Decrease in due to FSC, Inc.	(274,513)	(152,845)
Increase in interest payable	370,187	24,537
Decrease in payments received in advance from portfolio companies	(469,426)	(95,997)
Purchases of investments and net revolver activity, net of syndications	(452,660,960)	(176,666,609)
Principal payments received on investments (scheduled payments)	10,186,307	4,182,202
Principal payments received on investments (payoffs)	62,204,072	6,385,000
PIK interest income received in cash	6,711,111	635,194
Proceeds from the sale of investments	—	4,191,721
Net cash used by operating activities	(342,627,611)	(144,431,680)
Cash flows from financing activities:
Dividends paid in cash	(33,972,594)	(22,625,559)
Borrowings under SBA debentures payable	65,300,000	—
Borrowings under credit facilities	378,000,000	38,000,000
Repayments of borrowings under credit facilities	(244,000,000)	(38,000,000)
Deferred financing costs paid	(4,338,525)	—
Proceeds from the issuance of common stock	143,921,427	78,086,148
Offering costs paid	(491,739)	(765,602)
Net cash provided by financing activities	304,418,569	54,694,987
Net decrease in cash and cash equivalents	(38,209,042)	(89,736,693)
Cash and cash equivalents, beginning of period	76,765,254	113,205,287
Cash and cash equivalents, end of period	$38,556,212	$23,468,594

Supplemental Information:
Cash paid for interest	$3,337,557	$213,855
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,336,457	$1,168,939
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC (9)(13)(14)	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$4,155,306	$3,996,187	$4,055,655
First Lien Bridge Loan, 6% due 3/31/2012		150,000	150,000	—
97.38% membership interest			1,210,000	—

			5,356,187	4,055,655

Nicos Polymers & Grinding Inc.	Environmental & facilities services
First Lien Term Loan, 8% due 12/4/2017		5,134,672	5,061,481	5,139,672
First Lien Revolver, 8% due 12/4/2017		500,000	500,000	500,000
50% Membership Interest in CD Holdco, LLC			127,500	—

			5,688,981	5,639,672

Total Control Investments			$11,045,168	$9,695,327

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		11,184,988	$11,124,844	$11,239,858
First Lien Term Loan B, 16.875%, due 3/21/2012		1,639,277	1,622,288	1,698,293
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130,413	31,490
3.3% Membership Interest in O’Currance Holding Co., LLC			250,000	—

			13,127,545	12,969,641

MK Network, LLC (13)(14)	Education services
First Lien Term Loan A, 13.5% due 6/1/2012		8,784,277	8,484,972	—
First Lien Term Loan B, 17.5% due 6/1/2012		4,975,819	4,748,004	—
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010 (10)		—	—	—
11,030 Membership Units			771,575	—

			14,004,551	—

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		6,426,488	6,170,953	6,543,222
Second Lien Term Loan B, 16.5% due 2/25/2013		14,923,107	14,446,111	14,842,797
1,080,399 shares of Series A Preferred Stock			1,080,398	1,391,432

			21,697,462	22,777,451

Total Affiliate Investments			$48,829,558	$35,747,092

Non-Control/Non-Affiliate Investments (7)

CPAC, Inc.	Household Products

Subordinated Term Loan, 12.5% due 6/1/2012		1,133,269	$1,133,269	$1,133,269

			1,133,269	1,133,269

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,508,523	3,352,646	3,274,691
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750,000	63,687

			4,102,646	3,338,378

Traffic Control & Safety Corporation	Construction and Engineering
Senior Term Loan A, 7.741% due 6/29/2012		2,361,779	2,263,371	2,263,371
Senior Term Loan B, 5.29% due 6/29/2012		2,846,473	2,727,870	2,727,870
Senior Term Loan C, 5.29% due 6/29/2012		4,027,956	3,860,124	3,860,124
Senior Revolver, 5.29% due 6/29/2012		5,250,000	5,031,251	5,031,251
Second Lien Term Loan, 15% due 5/28/2015 (9)		20,376,773	20,157,995	19,325,690
Subordinated Loan, 15% due 5/28/2015		4,936,102	4,936,102	3,213,442
24,750 shares of Series B Preferred Stock			247,500	—
43,494 shares of Series D Preferred Stock (6)			434,937	—
25,000 shares of Common Stock			2,500	—

			39,661,650	36,421,748

TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			215,975	215,975
191,977 Shares A Shares			191,977	179,240

			407,952	395,215

Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,000,000	997,107	1,006,811
First Lien Term Loan B, 15% due 8/8/2012		5,703,099	5,662,270	5,713,995
1,000 Common Units (6)			42,908	138,450

			6,702,285	6,859,256

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		7,335,987	7,159,978	7,316,796

			7,159,978	7,316,796

Boot Barn	Apparel, accessories & luxury goods
247.06 shares of Series A Preferred Stock			247,060	71,394
1,308 shares of Common Stock			8,855	8,725

			255,915	80,119

Premier Trailer Leasing, Inc. (9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,758,227	17,063,645	3,897,412
285 shares of Common Stock			1,140	—

			17,064,785	3,897,412
Pacific Press Technologies, Inc.
Second Lien Term Loan, 14.75% due 1/10/2013	Industrial machinery	10,174,134	9,954,793	10,191,421
33,463 shares of Common Stock			344,513	715,974

			10,299,306	10,907,395

Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 17% due 9/1/2013		17,331,049	14,552,152	9,779,405
First Lien Revolver, 7.85% due 9/1/2013		5,120,565	5,120,565	5,120,565

			19,672,717	14,899,970

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		6,706,609	6,578,609	6,705,597

			6,578,609	6,705,597

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			169	61,613
20,000 shares of Preferred Stock			200,000	200,000

			200,169	261,613

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,462,970	6,186,332	6,498,125
First Lien Term Loan B, 13% due 7/17/2013		10,230,293	10,140,293	10,500,432
First Lien Revolver, 12% due 7/17/2013		1,000,000	991,000	1,016,374

			17,317,625	18,014,931

idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,726,772	13,520,365	13,763,520

			13,520,365	13,763,520

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		19,616,954	18,808,868	19,638,428
414,419 Common Units (6)			598,382	1,269,716

			19,407,250	20,908,144

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		4,049,775	4,004,026	4,055,414
First Lien Term Loan B, 16% due 3/31/2014		17,259,468	16,783,215	17,263,298
First Lien Revolver, 10% due 3/31/2014 (11)		—	(30,000)	—
453,755 Preferred units of IZI Holdings, LLC (6)			453,755	632,370

			21,210,996	21,951,082

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		12,777,468	12,502,032	12,881,433
First Lien Revolver, 12% due 9/10/2014		5,000,000	4,892,667	5,015,544

			17,394,699	17,896,977

Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest			122,105	122,105

			122,105	122,105

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			416,478	416,478

			416,478	416,478

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		8,000,000	7,831,887	8,008,672
First Lien Term Loan B, 14% due 12/17/2014		14,370,059	14,077,157	14,356,636
First Lien Term Revolver, 10% due 12/17/2014		4,750,000	4,540,784	4,782,888

			26,449,828	27,148,196

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		4,000,000	4,000,000	4,023,879
First Lien Term Loan B, 15% due 12/30/2014		22,708,636	22,708,636	22,695,582
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014 (10)		1,500,000	1,500,000	1,498,917

			28,208,636	28,218,378

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		28,664,063	27,943,969	28,697,559
First Lien Revolver, LIBOR+9.5% (12.75% floor) due 12/31/2014		1,250,000	896,667	1,324,494

			28,840,636	30,022,053

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		24,640,000	24,272,161	24,723,072
First Lien Term Loan B, 14% due 12/31/2014		22,323,354	21,997,682	22,333,892
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014		1,500,000	1,441,333	1,507,608

			47,711,176	48,564,572

Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		6,800,000	6,654,706	6,807,073
First Lien Term Loan B, 15% due 12/31/2014		12,927,154	12,643,019	12,937,783
First Lien Revolver, 10% due 12/31/2014 (11)		—	(33,559)	—

			19,264,166	19,744,856

Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest (12)			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		9,875,000	9,705,286	9,868,451
First Lien Term Loan B, LIBOR+9% (12% floor) due 4/30/2015		8,076,228	7,936,932	8,084,702
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015 (11)		1,000,000	967,333	1,005,963

			18,609,551	18,959,116

NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (12.75% floor) due 4/30/2015		30,017,061	29,519,554	30,061,843
First Lien Revolver, LIBOR+7% (10% floor) due 4/30/2015		3,500,000	3,421,154	3,502,086

			32,940,708	33,563,929

Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		7,850,000	7,669,829	7,868,400
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015 (11)		—	(55,758)	—

			7,614,071	7,868,400

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		15,250,000	14,978,636	15,287,877
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,070,781	10,872,060	11,067,261
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015		1,000,000	927,738	1,083,965

			26,778,434	27,439,103

Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		9,297,500	9,094,984	9,275,558
First Lien Term Loan B, 15.25% due 8/13/2015		17,159,953	16,780,515	17,186,836
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		600,000	533,454	621,878

			26,408,953	27,084,272

Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		8,775,000	8,565,857	8,782,067
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000,000	10,743,058	11,040,725
First Lien Revolver, LIBOR+8.5% due 9/15/2015 (11)		—	(93,433)	—

			19,215,482	19,822,792

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% due 10/1/2015		29,000,000	28,500,168	29,068,105
First Lien Term Loan B, 12.5% due 10/1/2015		22,000,000	21,604,000	22,040,291
First Lien Revolver, LIBOR+7.5% due 10/1/2015 (11)		—	(225,000)	—

			49,879,168	51,108,396

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (10% floor) due 11/19/2015		16,400,000	16,095,901	16,400,313
First Lien Term Loan, LIBOR+9% (12.25% floor) due 11/19/2015		21,096,423	20,711,423	21,075,236
First Lien Revolver, LIBOR+7% (9% floor) due 11/19/2015		2,250,000	2,140,000	2,274,860
2,086,163 Common Units in RPWL Holdings, LLC			2,086,163	2,112,041

			41,033,487	41,862,450

Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+9% (12% floor) due 12/7/2013		15,000,000	14,659,710	15,042,504
First Lien Term Loan, LIBOR+10% (16% floor) due 12/7/2015		17,162,074	14,426,785	17,126,857
First Lien Revolver, LIBOR+7% (10% floor) due 12/7/2015 (11)		—	(118,222)	—
10,371 Preferred Equity units in Miche Holdings, LLC (6)			1,037,112	954,366
146,289 Series D Common Equity units in Miche Holdings, LLC (6)			1,462,888	1,346,170

			31,468,273	34,469,897

Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.50% limited partnership interest (12)			—	—

Dominion Diagnostics, LLC	Healthcare services
First Lien Term Loan A, LIBOR+7% (9% floor) due 12/17/2015		30,350,000	29,769,524	30,394,983
First Lien Term Loan, LIBOR+9% (12.5% floor) due 12/17/2015		20,058,396	19,685,062	20,161,592
First Lien Revolver, LIBOR+6.5% (9% floor) due 12/17/2015 (11)		—	(93,333)	—

			49,361,253	50,556,575

Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (6.75% floor) due 12/22/2015		8,148,750	8,012,134	8,163,952
First Lien Revolver, LIBOR+5% (6.75% floor) due 12/22/2015 (11)		—	(5,600)	—

			8,006,534	8,163,952

DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (8.25% floor) due 12/30/2015		13,000,000	12,750,198	13,084,515
First Lien Term Loan B, LIBOR+11.5% (12.5% floor) due 12/30/2015		8,331,511	8,173,515	8,311,374
First Lien Revolver, LIBOR+6% (7% floor) due 12/30/2015 (11)		—	(76,142)	—

			20,847,571	21,395,889

Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% due 11/30/2013		772,768	772,768	772,768
First Lien Revolver, 8% due 11/30/2011		—	—	—

			772,768	772,768

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Best Vinyl Fence & Deck, LLC	Building Products
First Lien Term Loan A, 8% due 11/30/2013		2,060,713	1,946,983	2,060,713
First Lien Term Loan B, 8% due 5/31/2011		3,863,838	3,863,838	3,863,838
First Lien Revolver, 8% due 11/30/2011		—	—	—
25,641 Shares of Series A Preferred Stock in Vanguard Vinyl, Inc.			—	—
25,641 Shares of Common Stock in Vanguard Vinyl, Inc.			—	—

			5,810,821	5,924,551

Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+10.5% due 1/4/2016		17,060,989	16,697,763	17,060,989
First Lien Revolver, LIBOR+6% due 1/4/2016 (11)		—	(42,500)	—

			16,655,263	17,060,989

Cardon Healthcare Network, LLC	Diversified support services
First Lien Term Loan, LIBOR+10% (11.75% floor) due 1/6/2016		11,850,000	11,605,493	11,850,000
First Lien Revolver, LIBOR+6.5% (8.25% floor) due 1/6/2016 (11)		—	(41,214)	—

			11,564,279	11,850,000

U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (11.5% floor) due 1/6/2016		11,700,000	11,361,007	11,700,000

			11,361,007	11,700,000

IOS Acquisitions, Inc.	Oil & gas equipment & services
First Lien Term Loan A, LIBOR+8% (10% floor) due 1/14/2016		5,300,000	5,178,937	5,300,000
First Lien Term Loan B, LIBOR+12% (14% floor) due 1/14/2016		6,025,702	5,885,311	6,025,702
First Lien Revolver, LIBOR+8% (10% floor) due 1/14/2016 (11)		—	(46,797)	—

			11,017,451	11,325,702

Actient Pharmaceuticals LLC	Healthcare services
First Lien Term Loan, LIBOR+6.25% (8.25% floor) due 7/29/2015		9,754,098	9,564,490	9,754,098

			9,564,490	9,754,098

Phoenix Brands Merger Sub LLC	Household products
Senior Term Loan, LIBOR+5% (6.5% floor) due 1/13/2016		8,571,429	8,386,251	8,571,429
Subordinated Term Loan, LIBOR+13.875% due 2/1/2017		20,000,000	19,611,111	20,000,000
First Lien Revolver, LIBOR+5% (6.5% floor) due 1/31/2016		4,285,714	4,145,893	4,285,714

			32,143,255	32,857,143

U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (7% floor) due 3/31/2016		11,358,793	11,136,614	11,358,793

			11,136,614	11,358,793

CCCG, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+9% (10.75% floor) due 7/29/2015		34,938,750	34,248,422	34,938,750

			34,248,422	34,938,750

Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (10.75% floor) due 12/31/2016		24,937,500	24,379,539	24,937,500

			24,379,539	24,937,500

Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% due 3/23/2016		19,510,000	19,040,081	19,510,000
First Lien Term Loan B, LIBOR+10.25% due 3/23/2016		20,033,509	19,546,656	20,033,509
First Lien Revolver, LIBOR+7.5% due 3/23/2016 (11)		—	(188,891)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1,000	1,000
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999,000	999,000

			39,397,846	40,543,509

Total Non-Control/Non-Affiliate Investments			$893,318,481	$894,306,634

Total Portfolio Investments			$953,193,207	$939,749,053

(1)	All debt investments are income producing unless otherwise noted in (13) or (14) below. Interest rates and floors may contain fixed rate PIK provisions. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2011
(unaudited)

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Lighting by Gregory, LLC	March 11, 2011	- 2.0% on Bridge Loan		Per loan amendment
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement
Filet of Chicken	October 1, 2010	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Tier pricing per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of March 31, 2011.

(14)	Investment was on PIK non-accrual status as of March 31, 2011.
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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		9,500,000	9,277,900	9,127,886
First Lien Term Loan B, 15% due 12/30/2014		22,423,729	21,920,479	21,913,276
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		1,500,000	1,432,500	1,442,696

			32,630,879	32,483,858
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,054,688	30,243,946	30,660,049
First Lien Revolver, LIBOR+9.5% (12.75% floor) due 12/31/2014(11)		—	(401,111)	(401,111)

			29,842,835	30,258,938
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		26,320,000	25,877,206	26,250,475
First Lien Term Loan B, 14% due 12/31/2014		22,098,966	21,729,057	22,114,113
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014(11)		—	(66,667)	(66,667)

			47,539,596	48,297,921
Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,300,000	7,120,671	7,144,136
First Lien Term Loan B, 15% due 12/31/2014		12,862,760	12,539,879	12,644,316
First Lien Revolver, 10% due 12/31/2014(11)		—	(38,136)	(38,136)

			19,622,414	19,750,316
Psilos Group Partners IV, LP	Multi-sector holdings
2.53% limited partnership interest(12)			—	—

			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		5,000,000	4,909,720	4,915,885
First Lien Term Loan B, LIBOR+9% (13.5% floor) due 4/30/2015		4,025,733	3,952,399	3,946,765
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015(11)		—	(36,667)	(36,667)

			8,825,452	8,825,983
NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (13.75% floor) due 9/10/2014		30,245,558	29,684,880	29,409,043
First Lien Revolver, LIBOR+7% (10% floor) due 9/10/2014		3,500,000	3,409,615	3,478,724

			33,094,495	32,887,767
Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		8,000,000	7,783,892	7,783,892
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015		—	(64,394)	(64,394)

			7,719,498	7,719,498
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		15,500,000	15,171,867	15,171,867
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,014,977	10,782,174	10,782,174
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015		376,852	292,196	292,196

			26,246,237	26,246,237

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		7,750,000	7,554,728	7,554,728
First Lien Term Loan B, 15.25% due 8/13/2015		13,555,178	13,211,532	13,211,532
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		300,000	223,634	223,634

			20,989,894	20,989,894
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		9,000,000	8,755,670	8,755,670
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000,000	10,704,008	10,704,008
First Lien Revolver, LIBOR+8.5% due 9/15/2015		2,000,000	1,892,367	1,892,367

			21,352,045	21,352,045

Total Non-Control/Non-Affiliate Investments			$530,168,045	$512,899,257

Total Portfolio Investments			$592,496,595	$563,821,316

(1)	All debt investments are income producing unless otherwise noted in (13) or (14) below. Interest rates and floors may contain fixed rate PIK provisions. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
Rail Acquisition Corp.	May 1, 2010	- 4.5% on Term Loan	- 0.5% on Term Loan	Per restructuring agreement
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Pacific Press Technologies, Inc.	July 1, 2010	- 2.0% on Term Loan	- 0.75% on Term Loan	Per waiver agreement
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2010.

(14)	Investment was on PIK non-accrual status as of September 30, 2010.

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
     The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for income tax purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company’s Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
     The Company’s shares are listed on the New York Stock Exchange under the symbol “FSC.” The following table reflects common stock offerings that have occurred since inception:

			Offering
Date	Transaction	Shares	price		Gross proceeds

June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	$9.25		$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50		$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment option	300,500	$11.20		$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’exercise of over-allotment option)	9,200,000	$11.50		$105.8 million
December 2010	At-the-Market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	$12.65		$145.5 million

(1)	Average offering price
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
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2011, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $150 million, and $138.3 million of SBA debentures were outstanding as of March 31, 2011. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, and $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%.
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
     The Company has received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit it to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the Company’s 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $150 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
Note 2. Significant Accounting Policies

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basis of Presentation and Liquidity:
     The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.
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
     The Consolidated Financial Statements include portfolio investments at fair value of $939.7 million and $563.8 million at March 31, 2011 and September 30, 2010, respectively. The portfolio investments represent 132.0% and 99.1% of net assets at March 31, 2011 and September 30, 2010, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements:
     The Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
     Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market, income and bond yield approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the enterprise value approach in determining the fair value of the Company’s investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.
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
     The fair value of all of the Company’s investments at March 31, 2011 and September 30, 2010 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
     The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are payable upon the exit of a debt security, and a percentage of these fees are included in net investment income over the life of the loan. The receipt of such fees is contingent upon a successful exit event for each of the investments.
Cash and Cash Equivalents:
     Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $0.6 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s three-year credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swap:
     The Company does not utilize hedge accounting and marks its interest rate swap to fair value on a quarterly basis through its Consolidated Statement of Operations.
Offering Costs:
     Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. $0.5 million of offering costs have been charged to capital during the six months ended March 31, 2011.
Income Taxes:
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2011). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008 2009 and 2010. In addition, the Company may incur a federal excise tax in future years.
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
Recent Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Improving Disclosures About Fair Value Measurements (Topic 820), which provides for improving disclosures about fair value measurements, primarily significant transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. The disclosures and clarifications of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, while the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years after December 15, 2010 and for the interim periods within those fiscal years. Except for certain detailed Level 3 disclosures, which are effective for fiscal years after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 second quarter. The adoption of this disclosure-only guidance is included in Note 3 — Portfolio Investments and did not have an impact on the Company’s consolidated financial results.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Portfolio Investments
     At March 31, 2011, 132.0% of net assets or $939.7 million was invested in 55 long-term portfolio investments and 5.4% of net assets or $38.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2010, 99.1% of net assets or $563.8 million was invested in 38 long-term portfolio investments and 13.5% of net assets or $76.8 million was invested in cash and cash equivalents. As of March 31, 2011, primarily all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock or limited liability company interests designed to provide the Company with an opportunity for an enhanced rate of return. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.
     During the three and six months ended March 31, 2011, the Company recorded net realized losses on investments of $0.5 million and $14.0 million, respectively. During the three and six months ended March 31, 2010, the Company recorded net realized losses on investments of $2.9 million and $2.8 million, respectively. During the three and six months ended March 31, 2011, the Company recorded net unrealized depreciation of $0.4 million and net unrealized appreciation of $16.5 million, respectively. During the three and six months ended March 31, 2010, the Company recorded net unrealized appreciation of $1.2 million and $2.2 million, respectively.
     The composition of the Company’s investments as of March 31, 2011 and September 30, 2010 at cost and fair value was as follows:

	March 31, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$939,758,904	$928,817,827	$585,529,301	$558,579,951
Investments in equity securities	13,434,303	10,931,226	6,967,294	5,241,365

Total	$953,193,207	$939,749,053	$592,496,595	$563,821,316

     The composition of the Company’s debt investments as of March 31, 2011 and September 30, 2010 at fixed rates and floating rates was as follows:

	March 31, 2011		September 30, 2010
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Fixed rate debt securities	$375,510,714	40.43%	$375,584,242	67.24%
Floating rate debt securities	553,307,113	59.57%	182,995,709	32.76%

Total	$928,817,827	100.00%	$558,579,951	100.00%

     The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$821,884,661	$821,884,661
Investments in debt securities (second lien)	—	—	82,586,455	82,586,455
Investments in debt securities (subordinated)	—	—	24,346,711	24,346,711
Investments in equity securities (preferred)	—	—	4,559,714	4,559,714
Investments in equity securities (common)	—	—	6,371,512	6,371,512

Total investments at fair value	$—	$—	$939,749,053	$939,749,053
Interest rate swap	—	197,121	—	197,121

Total assets at fair value	$—	$197,121	$—	$939,946,174

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$416,323,957	$416,323,957
Investments in debt securities (second lien)	—	—	137,851,248	137,851,248
Investments in debt securities (subordinated)	—	—	4,404,746	4,404,746
Investments in equity securities (preferred)	—	—	2,892,135	2,892,135
Investments in equity securities (common)	—	—	2,349,230	2,349,230

Total investments at fair value	$—	$—	$563,821,316	$563,821,316
Interest rate swap	—	773,435	—	773,435

Total liabilities at fair value	$—	$773,435	$—	$773,435

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
     The following table provides a roll-forward in the changes in fair value from December 31, 2010 to March 31, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of December 31, 2010	$642,402,398	$85,394,636	$4,221,399	$3,963,240	$6,413,662	$742,395,335
New investments & net revolver activity	196,101,572	—	21,098,928	999,000	904,786	219,104,286
Redemptions/repayments	(17,074,472)	(2,679,662)	—	—	—	(19,754,134)
Net accrual of PIK interest income	1,895,461	(241,057)	214,910	—	—	1,869,314
Accretion of original issue discount	337,962	82,328	—	—	—	420,290
Net change in unearned income	(2,844,253)	119,105	(388,889)	—	—	(3,114,037)
Net unrealized appreciation (depreciation)	1,334,579	(88,895)	(799,637)	(148,680)	(903,786)	(606,419)
Net change from unrealized to realized	(268,586)	—	—	(253,846)	(43,150)	(565,582)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2011	$821,884,661	$82,586,455	$24,346,711	$4,559,714	$6,371,512	$939,749,053

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2011	$1,065,992	$(88,895)	$(799,637)	$(402,526)	$(946,936)	$(1,172,002)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides a roll-forward in the changes in fair value from December 31, 2009 to March 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of December 31, 2009	$280,768,502	$152,254,769	$—	$2,661,823	$1,008,446	$436,693,540
New investments & net revolver activity	38,267,938	—	—	—	480,914	38,748,852
Redemptions/repayments	(1,757,500)	(13,252,034)	—	—	(71,003)	(15,080,537)
Net accrual of PIK interest income	1,274,728	920,445	—	—	—	2,195,173
Accretion of original issue discount	124,757	102,727	—	—	—	227,484
Net change in unearned income	(548,719)	360,976	—	—	—	(187,743)
Net unrealized appreciation (depreciation)	(408,039)	(1,828,808)	—	—	3,413,558	1,176,711
Net change from unrealized to realized	—	(611,084)	—	—	(2,297,000)	(2,908,084)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2010	$317,721,667	$137,946,991	$—	$2,661,823	$2,534,915	$460,865,396

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2010	$(408,039)	$(2,801,978)	$—	$—	$1,116,558	$(2,093,459)
     The following table provides a roll-forward in the changes in fair value from September 30, 2010 to March 31, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2010	$416,323,957	$137,851,248	$4,404,746	$2,892,135	$2,349,230	$563,821,316
New investments & net revolver activity	425,949,652	—	21,064,910	2,036,112	4,727,894	453,778,568
Redemptions/repayments	(20,887,909)	(52,567,380)	—	—	—	(73,455,289)
Net accrual of PIK interest income	3,690,849	(4,213,530)	426,661	—	—	(96,020)
Accretion of original issue discount	494,029	314,898	—	—	—	808,927
Net change in unearned income	(7,121,126)	917,653	(388,889)	—	—	(6,592,362)
Net unrealized appreciation (depreciation)	17,154,014	283,566	(1,160,717)	(114,687)	(662,462)	15,499,714
Net change from unrealized to realized	(13,718,805)	—	—	(253,846)	(43,150)	(14,015,801)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2011	$821,884,661	$82,586,455	$24,346,711	$4,559,714	$6,371,512	$939,749,053

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2011	$6,625,331	$503,467	$(1,160,717)	$(368,533)	$(705,612)	$4,893,936
The following table provides a roll-forward in the changes in fair value from September 30, 2009 to March 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total

Fair value as of September 30, 2009	$142,016,942	$153,904,458	$—	$2,889,471	$800,266	$299,611,137
New investments & net revolver activity	170,031,723	6,000,000	—	—	634,886	176,666,609
Redemptions/repayments	6,708,213	(21,290,133)	—	—	(71,003)	(14,652,923)
Net accrual of PIK interest income	2,061,244	1,570,509	—	—	—	3,631,753
Accretion of original issue discount	232,289	216,138	—	—	—	448,427
Net change in unearned income	(4,564,359)	456,831	—	—	—	(4,107,528)
Net unrealized appreciation (depreciation)	1,235,615	(2,299,728)	—	(227,648)	3,467,766	2,176,005
Net change from unrealized to realized	—	(611,084)	—	—	(2,297,000)	(2,908,084)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2010	$317,721,667	$137,946,991	$—	$2,661,823	$2,534,915	$460,865,396

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2010	$1,235,615	$(3,514,541)	$—	$(227,648)	$1,170,766	$(1,335,808)

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
     The Company’s off-balance sheet arrangements consisted of $85.6 million and $49.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2011 and September 30, 2010, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2011 and September 30, 2010 is shown in the table below:

	March 31, 2011	September 30, 2010

Traffic Control & Safety Corporation	$2,250,000	$—
HealthDrive Corporation	1,000,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	1,000,000	500,000
Riverlake Equity Partners II, LP (limited partnership interest)	877,895	966,360
Riverside Fund IV, LP (limited partnership interest)	583,522	864,175
ADAPCO, Inc.	5,250,000	5,750,000
AmBath/ReBath Holdings, Inc.	1,500,000	1,500,000
JTC Education, Inc.	5,159,479	9,062,453
Tegra Medical, LLC	2,500,000	4,000,000
Vanguard Vinyl, Inc.	—	1,250,000
Flatout, Inc.	1,500,000	1,500,000
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	1,000,000
Mansell Group, Inc.	1,000,000	2,000,000
NDSSI Holdings, Inc.	1,500,000	1,500,000
Eagle Hospital Physicians, Inc.	2,500,000	2,500,000
Enhanced Recovery Company, LLC	3,000,000	3,623,148
Epic Acquisition, Inc.	2,400,000	2,700,000
Specialty Bakers, LLC	4,000,000	2,000,000
Rail Acquisition Corp.	4,879,435	4,798,897
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	1,000,000	—
CRGT, Inc.	12,500,000	—
Welocalize, Inc.	3,750,000	—
Miche Bag, LLC	5,000,000	—
Dominion Diagnostics, LLC	5,000,000	—
Advanced Pain Management	400,000	—
DISA, Inc.	4,000,000	—
Saddleback Fence and Vinyl Products, Inc.	400,000	—
Best Vinyl Fence & Deck, LLC	1,000,000	—
Physicians Pharmacy Alliance, Inc.	2,000,000	—
Cardon Healthcare Network, LLC	2,000,000	—
IOS Acquisitions, Inc.	2,000,000	—
Phoenix Brands Merger Sub LLC	2,142,857	—

Total	$85,593,188	$49,515,033

     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2011		September 30, 2010

Cost:
First lien debt	$819,025,973	85.92%	$430,200,694	72.61%
Second lien debt	95,052,449	9.97%	150,600,807	25.42%
Subordinated debt	25,680,482	2.69%	4,727,800	0.80%
Purchased equity	6,216,015	0.65%	2,330,305	0.39%
Equity grants	6,679,705	0.70%	4,467,524	0.75%
Limited partnership interests	538,583	0.07%	169,465	0.03%

Total	$953,193,207	100.00%	$592,496,595	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2011		September 30, 2010

Fair value:
First lien debt	$821,884,661	87.46%	$416,323,957	73.84%
Second lien debt	82,586,455	8.79%	137,851,248	24.45%
Subordinated debt	24,346,711	2.59%	4,404,746	0.78%
Purchased equity	3,973,327	0.42%	625,371	0.11%
Equity grants	6,419,316	0.68%	4,446,529	0.79%
Limited partnership interests	538,583	0.06%	169,465	0.03%

Total	$939,749,053	100.00%	$563,821,316	100.00%

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

	March 31, 2011		September 30, 2010

Cost:
Northeast	$294,387,203	30.88%	$175,370,861	29.60%
Southwest	236,037,587	24.77%	121,104,464	20.44%
Southeast	185,861,206	19.50%	108,804,931	18.36%
West	155,539,266	16.32%	133,879,457	22.60%
Midwest	81,367,945	8.53%	53,336,882	9.00%

Total	$953,193,207	100.00%	$592,496,595	100.00%

	March 31, 2011		September 30, 2010

Fair value:
Northeast	$285,198,168	30.35%	$161,264,153	28.60%
Southwest	222,098,808	23.63%	107,468,588	19.07%
Southeast	191,004,149	20.33%	109,457,070	19.41%
West	157,478,117	16.76%	131,881,487	23.39%
Midwest	83,969,811	8.93%	53,750,018	9.53%

Total	$939,749,053	100.00%	$563,821,316	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2011 and September 30, 2010 were as follows:

	March 31, 2011		September 30, 2010

Cost:
Healthcare services	$176,032,901	18.47%	$87,443,639	14.76%
Healthcare equipment	72,090,715	7.56%	47,539,596	8.02%
IT consulting & other services	49,879,168	5.23%	—	0.00%
Diversified support services	49,479,327	5.19%	26,246,237	4.43%
Oil & gas equipment & services	45,265,873	4.75%	—	0.00%
Education services	42,845,187	4.49%	44,901,602	7.58%
Internet software & services	41,033,487	4.30%	—	0.00%
Construction and engineering	39,661,650	4.16%	24,987,230	4.22%
Specialty stores	39,397,846	4.13%	—	0.00%
Household products	33,276,524	3.49%	1,064,910	0.18%
Electronic equipment & instruments	32,940,708	3.46%	33,094,495	5.59%
Apparel, accessories & luxury goods	31,724,188	3.33%	23,535,757	3.97%
Home improvement retail	28,208,636	2.96%	32,630,879	5.51%
Fertilizers & agricultural chemicals	26,449,828	2.77%	26,694,525	4.51%
Food distributors	26,375,460	2.77%	30,415,200	5.13%
Healthcare technology	21,210,996	2.23%	21,509,107	3.63%
Human resources & employment services	20,847,571	2.19%	—	0.00%
Electronic manufacturing services	19,672,717	2.06%	18,738,072	3.16%
Food retail	19,264,166	2.02%	19,622,414	3.31%
Advertising	19,017,503	2.00%	19,828,343	3.35%
Air freight and logistics	17,394,699	1.82%	14,004,766	2.36%
Trucking	17,064,785	1.79%	17,064,785	2.88%
Distributors	13,520,365	1.42%	13,350,633	2.25%
Data processing and outsourced services	13,127,545	1.38%	13,078,169	2.21%
Other diversified financial services	11,361,007	1.19%	—	0.00%
Industrial machinery	10,299,306	1.08%	10,143,414	1.71%
Leisure facilities	6,702,285	0.70%	6,863,521	1.16%
Building products	6,583,589	0.69%	8,291,678	1.40%
Construction materials	6,578,609	0.69%	17,475,899	2.95%
Environmental & facilities services	5,688,981	0.60%	8,921,676	1.51%
Housewares & specialties	5,356,187	0.56%	12,195,029	2.06%
Restaurants	4,102,646	0.43%	12,485,385	2.11%
Multi-sector holdings	538,583	0.07%	169,465	0.02%
Movies & entertainment	200,169	0.02%	200,169	0.03%

Total	$953,193,207	100.00%	$592,496,595	100.00%

	March 31, 2011		September 30, 2010

Fair Value:
Healthcare services	$182,188,812	19.39%	$89,261,760	15.83%
Healthcare equipment	73,502,072	7.82%	48,297,921	8.57%
IT consulting & other services	51,108,396	5.44%	—	0.00%
Diversified support services	50,647,896	5.39%	26,246,237	4.66%
Oil & gas equipment & services	46,264,452	4.92%	—	0.00%
Internet software & services	41,862,450	4.45%	—	0.00%
Specialty stores	40,543,509	4.31%	—	0.00%
Construction and engineering	36,421,748	3.88%	23,844,836	4.23%
Apparel, accessories & luxury goods	34,550,016	3.68%	23,548,933	4.18%
Household products	33,990,412	3.62%	1,064,910	0.19%
Electronic equipment & instruments	33,563,929	3.57%	32,887,767	5.83%
Education services	30,022,053	3.19%	42,110,738	7.47%
Home improvement retail	28,218,378	3.00%	32,483,858	5.76%
Fertilizers & agricultural chemicals	27,148,196	2.89%	26,811,860	4.76%
Food distributors	27,139,588	2.89%	30,316,811	5.38%
Healthcare technology	21,951,082	2.34%	22,140,613	3.93%
Human resources & employment services	21,395,889	2.28%	—	0.00%
Food retail	19,744,856	2.10%	19,750,316	3.50%
Advertising	19,354,331	2.06%	19,847,065	3.52%
Air freight and logistics	17,896,977	1.90%	14,040,532	2.49%
Electronic manufacturing services	14,899,970	1.59%	18,055,528	3.20%
Distributors	13,763,520	1.46%	13,258,317	2.35%
Data processing and outsourced services	12,969,641	1.38%	12,741,012	2.26%
Other diversified financial services	11,700,000	1.25%	—	0.00%
Industrial machinery	10,907,395	1.16%	10,232,763	1.81%
Leisure facilities	6,859,256	0.73%	7,040,043	1.25%
Construction materials	6,705,597	0.71%	17,039,751	3.02%
Building products	6,697,319	0.71%	6,841,467	1.21%
Environmental & facilities services	5,639,672	0.60%	5,129,853	0.91%
Housewares & specialties	4,055,655	0.43%	3,700,000	0.66%
Trucking	3,897,412	0.41%	4,597,412	0.82%
Restaurants	3,338,378	0.36%	12,099,935	2.15%
Multi-sector holdings	538,583	0.06%	169,465	0.01%
Movies & entertainment	261,613	0.03%	261,613	0.05%

Total	$939,749,053	100.00%	$563,821,316	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2011 and September 30, 2010, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended March 31, 2011 and March 31, 2010, no individual investment produced income that exceeded 10% of investment income.
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
          Accumulated unearned fee income activity for the six months ended March 31, 2011 and March 31, 2010 was as follows:

	Six months	Six months
	ended March 31,	ended March 31,
	2011	2010

Beginning unearned fee income balance	$11,900,871	$5,589,630
Net fees received	10,589,519	6,469,801
Unearned fee income recognized	(3,997,160)	(2,312,436)

Ending unearned fee income balance	$18,493,230	$9,746,995

     As of March 31, 2011, the Company had structured $7.6 million in aggregate exit fees across 10 portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are payable upon the exit of a debt investment and a portion of these fees is included in net investment income over the period of the loan. The receipt of such fees is contingent upon a successful exit event for each of the investments.

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
     On February 4, 2011, the Company completed a follow-on public offering of 11,500,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $12.65 per share. The net proceeds totaled $138.6 million after deducting investment banking commissions of $6.5 million and offering costs of $0.3 million.
     No dilutive instruments were outstanding and therefore none were reflected in the Company’s Consolidated Statement of Assets and Liabilities at March 31, 2011. The following table sets forth the weighted average common shares outstanding for computing basic and diluted earnings per common share for the three and six months ended March 31, 2011 and March 31, 2010:

	Three months	Three months	Six months	Six months
	ended March 31, 2011	ended March 31, 2010	ended March 31, 2011	ended March 31, 2010

Weighted average common shares outstanding, basic and diluted	62,120,473	43,019,350	58,339,723	40,421,657

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to March 31, 2011:

	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Date	Date	per Share	Distribution	Issued	Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317	$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786 (1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326	0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995	0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211	0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776	0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890	0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420	0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689	0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269	0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425	0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850	0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569	0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238	0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038	0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072	0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766	0.6 million

(1)	Shares were purchased on the open market and distributed.
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
     On February 28, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, and extend the maturity date of the facility to February 25, 2014.

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
     The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company intends to use the net proceeds of the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2011, the Company had $60.0 million of borrowings outstanding under the Wells Fargo facility.
     On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of two of the Company’s wholly-owned subsidiaries, FSFC Holdings, Inc. and FSF/MP Holdings, Inc., subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiary and equity interests in Funding as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., FSF/MP Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Neither the Company’s SBIC subsidiary nor Funding is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
     On February 22, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014.

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
     As of March 31, 2011, the Company had $74.0 million of borrowings outstanding under the ING facility.
     As of March 31, 2011, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three and six months ended March 31, 2011 was $2.7 million and $4.7 million, respectively. Interest expense for the three and six months ended March 31, 2010 was $0.3 million and $0.4 million, respectively.
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
     The Company holds debt in its portfolio that contains a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company’s determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company’s full write-down of such loan or debt security.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated PIK interest activity for the six months ended March 31, 2011 and March 31, 2010 was as follows:

	Six months ended	Six months ended
	March 31, 2011	March 31, 2010
PIK balance at beginning of period	$19,300,954	$12,059,478
Gross PIK interest accrued	7,001,665	5,187,143
PIK income reserves	(386,574)	(920,196)
PIK interest received in cash	(6,711,111)	(635,194)
Adjustments due to loan exits	(316,258)	(1,143,830)

PIK balance at end of period	$18,888,676	$14,547,401

     As of March 31, 2011, the Company had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on three investments that did not pay all of their scheduled cash interest payments for the period ended March 31, 2011. As of March 31, 2010, the Company had stopped accruing PIK interest and OID on four investments, including two investments that had not paid all of their scheduled cash interest payments.
     The non-accrual status of the Company’s portfolio investments as of March 31, 2011, September 30, 2010 and March 31, 2010 was as follows:

	March 31, 2011	September 30, 2010	March 31, 2010
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
Martini Park, LLC	—	—	PIK non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
     Income non-accrual amounts for the three and six months ended March 31, 2011 and March 31, 2010 were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Cash interest income	$1,460,163	$1,311,024	$3,566,595	$2,445,588
PIK interest income	146,184	451,313	386,574	920,196
OID income	30,138	103,911	60,276	207,822

Total	$1,636,485	$1,866,248	$4,013,445	$3,573,606

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
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2011:

	Three months ended	Six months ended
	March 31, 2011	March 31, 2011

Net increase in net assets resulting from operations	$15,671,000	$33,119,000
Net change in unrealized (appreciation) depreciation	372,000	(16,470,000)
Book/tax difference due to deferred loan origination fees, net	3,114,000	6,592,000
Book/tax difference due to organizational and deferred offering costs	(22,000)	(43,000)
Book/tax difference due to interest income on certain loans	675,000	1,726,000
Book/tax difference due to capital losses not recognized	513,000	13,963,000
Other book-tax differences	(8,000)	121,000

Taxable/Distributable Income (1)	$20,315,000	$39,008,000

(1)	The Company’s taxable income for 2011 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2011. Therefore, the final taxable income may be different than the estimate.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
     For income tax purposes, the Company estimates that its distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2011. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
     As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008, 2009 and 2010 the Company incurred a de minimis federal excise tax for those calendar years.
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
      During the six months ended March 31, 2011, the Company recorded investment realization events, including the following:
•	In October 2010, the Company received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company restructured its investment in Vanguard Vinyl, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

•	In December 2010, the Company restructured its investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, the Company received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In December 2010, the Company received a cash payment of $11.7 million from Western Emulsions, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction;

•	In December 2010, the Company restructured its investment in Lighting by Gregory, LLC. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $7.8 million in accordance with ASC 470-50; and

•	In March 2011, the Company received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $0.3 million in accordance with ASC 470-50.
      During the six months ended March 31, 2010, the Company recorded investment realization events, including the following:
•	In October 2009, the Company received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In October 2009, the Company received a cash payment of $3.9 million from Elephant & Castle, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction; and

•	In March 2010, the Company recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of its investment in CPAC, Inc.
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
     For the three and six months ended March 31, 2011, the net base management fees were $4.8 million and $8.6 million, respectively. For the three and six months ended March 31, 2010, the net base management fees were $2.3 million and $3.9 million, respectively. At March 31, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $4.8 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
      GAAP requires the Company to accrue for the theoretical capital gains incentive fee that would be payable after giving effect to the net realized and unrealized capital appreciation and depreciation. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.
     The Company does not currently accrue for capital gains incentive fees due to the accumulated realized and unrealized losses in the portfolio.
     For the three and six months ended March 31, 2011, incentive fees were $4.1 million and $7.7 million, respectively. For the three and six months ended March 31, 2010, incentive fees were $2.8 million and $4.9 million, respectively, and were comprised solely of incentive fees related to the Company’s Pre-Incentive Fee Net Investment Income. At March 31, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $4.1 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
     For the three and six months ended March 31, 2011, the Company accrued administrative expenses of $0.6 million, including $0.2 million of general and administration expenses, and $1.3 million, including $0.6 million of general and administration expenses, that are due to FSC, Inc., respectively. At March 31, 2011, $0.8 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Financial Highlights

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
Per share data:	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net asset value at beginning of period	$10.44	$10.82	$10.43	$10.84
Net investment income	0.27	0.26	0.52	0.48
Net unrealized appreciation (depreciation) on investments and interest rate swap	(0.01)	0.03	0.28	0.06
Net realized loss on investments	(0.01)	(0.07)	(0.24)	(0.07)
Dividends declared	(0.30)	(0.30)	(0.62)	(0.57)
Issuance of common stock	0.29	(0.04)	0.31	(0.04)
Net asset value at end of period	$10.68	$10.70	$10.68	$10.70

Per share market value at beginning of period	$12.14	$10.74	$11.14	$10.93
Per share market value at end of period	$13.35	$11.61	$13.35	$11.61
Total return (1)	12.61%	10.89%	26.04%	11.44%
Common shares outstanding at beginning of period	55,059,057	37,923,407	54,550,290	37,878,987
Common shares outstanding at end of period	66,667,933	45,282,596	66,667,933	45,282,596

Net assets at beginning of period	$574,919,813	$410,257,351	$569,172,105	$410,556,071
Net assets at end of period	$711,748,097	$484,397,005	$711,748,097	$484,397,005
Average net assets (2)	$662,783,066	$456,501,106	$616,969,193	$432,914,471
Ratio of net investment income to average net assets (3)	10.13%	9.96%	9.95%	9.06%
Ratio of total expenses to average net assets (3)	8.04%	5.91%	7.94%	5.35%
Ratio of portfolio turnover to average investments at fair value	0.00%	1.00%	1.88%	1.18%
Weighted average outstanding debt (4)	$224,511,111	$11,928,015	$162,925,275	$6,151,216
Average debt per share	$3.61	$0.28	$2.79	$0.15

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(2)	Calculated based upon the daily weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the daily weighted average of loans payable for the period.

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
     On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, an amendment to the Company’s restated certificate of incorporation to remove the Company’s authority to issue shares of Series A Preferred Stock.
Note 14. Interest Rate Swaps
     In August 2010, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $100.0 million. Under the interest rate swap agreement, the Company will pay a fixed interest rate of 0.99% and receive a floating rate based on the prevailing one-month LIBOR, which as of March 31, 2011 was 0.24%. For the three and six months ended March 31, 2011, the Company recorded $0.2 million and $1.0 million, respectively, of unrealized appreciation related to this swap agreement. As of March 31, 2011, this swap agreement had a fair value of $0.2 million which is included in “collateral posted to bank and other assets” in the Company’s Consolidated Statements of Assets and Liabilities.
     As of March 31, 2011, the Company posted $1.5 million of cash as collateral with respect to the interest rate swap. The Company is restricted in terms of access to this collateral until such swap is terminated or the swap agreement expires. Cash collateral posted is held in an account at Wells Fargo.
     Swaps contain varying degrees of off-balance sheet risk which could result from changes in the market values of underlying assets, indices or interest rates and similar items. As a result, the amounts recognized in the Consolidated Statement of Assets and Liabilities at any given date may not reflect the total amount of potential losses that the Company could ultimately incur.
Note 15. Subsequent Events
     On April 12, 2011, the Company closed a private offering of $150 million aggregate principal amount of its 5.375% convertible senior notes due 2016. These convertible senior notes were sold only to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. The Company has granted the initial purchasers for the offering the option, which expires May 7, 2011, to purchase up to an additional $22.5 million aggregate principal amount of the convertible senior notes. In addition, Leonard M. Tannenbaum, the Company’s chief executive officer, purchased $2 million principal amount of the convertible senior notes directly from the Company in a private placement.
     The convertible senior notes are unsecured and bear interest at a rate of 5.375% per year, payable semiannually. In certain circumstances, the convertible senior notes are convertible into shares of the Company’s common stock at an initial conversion rate of 67.7415 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.76 per share of common stock, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur in respect of the Company, holders of the convertible senior notes may require the Company to repurchase for cash all or part of their convertible senior notes at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date. The Company does not have the right to redeem the convertible senior notes prior to maturity. The convertible senior notes will mature on April 1, 2016, unless repurchased or converted in accordance with their terms prior to such date.

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
     In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:
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
     Except as otherwise specified, references to the “Company,” “we,” “us,” and “our,” refer to Fifth Street Finance Corp.

Overview
     We are a specialty finance company that lends to and invests in small and mid-sized companies primarily in connection with investments by private equity sponsors. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments.
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
     On February 4, 2011, we completed a follow-on public offering of 11,500,000 shares of our common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $12.65 per share.
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
     Under Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), which we adopted effective October 1, 2008, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize the bond yield method in determining the fair value of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the enterprise value approach in determining the fair value of our investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, we may use alternative methodologies including an asset liquidation or expected recovery model.
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
     The fair value of all of our investments at March 31, 2011, and September 30, 2010, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.
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
     The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%
For the quarter ending December 31, 2010	73.9%
For the quarter ending March 31, 2011	82.0%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on December 31, 2009, and therefore was not part of the independent valuation process

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
     As of March 31, 2011 and September 30, 2010, approximately 94.4% and 86.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
     We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are payable upon the exit of a debt security and a portion of these fees are included in net investment income over the life of the loan. The receipt of such fees is contingent upon a successful exit event for each of the investments.
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
     For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our annual report on Form 10-K for the year ended September 30, 2010. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our consolidated financial statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $18.9 million and represented 2.0% of the fair value of our portfolio of investments as of March 31, 2011 and $19.3 million or 3.4% as of September 30, 2010. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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

     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31,	September 30,
	2011	2010

Cost:
First lien debt	85.92%	72.61%
Second lien debt	9.97%	25.42%
Subordinated debt	2.69%	0.80%
Purchased equity	0.65%	0.39%
Equity grants	0.70%	0.75%
Limited partnership interests	0.07%	0.03%

Total	100.00%	100.00%

	March 31,	September 30,
	2011	2010

Fair value:
First lien debt	87.46%	73.84%
Second lien debt	8.79%	24.45%
Subordinated debt	2.59%	0.78%
Purchased equity	0.42%	0.11%
Equity grants	0.68%	0.79%
Limited partnership interests	0.06%	0.03%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	March 31, 2011	September 30, 2010
Cost:
Healthcare services	18.47%	14.76%
Healthcare equipment	7.56%	8.02%
IT consulting & other services	5.23%	0.00%
Diversified support services	5.19%	4.43%
Oil & gas equipment & services	4.75%	0.00%
Education services	4.49%	7.58%
Internet software & services	4.30%	0.00%
Construction and engineering	4.16%	4.22%
Specialty stores	4.13%	0.00%
Household products	3.49%	0.18%
Electronic equipment & instruments	3.46%	5.59%
Apparel, accessories & luxury goods	3.33%	3.97%
Home improvement retail	2.96%	5.51%
Fertilizers & agricultural chemicals	2.77%	4.51%
Food distributors	2.77%	5.13%
Healthcare technology	2.23%	3.63%
Human resources & employment services	2.19%	0.00%
Electronic manufacturing services	2.06%	3.16%
Food retail	2.02%	3.31%
Advertising	2.00%	3.35%
Air freight and logistics	1.82%	2.36%
Trucking	1.79%	2.88%
Distributors	1.42%	2.25%
Data processing and outsourced services	1.38%	2.21%
Other diversified financial services	1.19%	0.00%
Industrial machinery	1.08%	1.71%
Leisure facilities	0.70%	1.16%
Building products	0.69%	1.40%
Construction materials	0.69%	2.95%
Environmental & facilities services	0.60%	1.51%
Housewares & specialties	0.56%	2.06%
Restaurants	0.43%	2.11%
Multi-sector holdings	0.07%	0.02%
Movies & entertainment	0.02%	0.03%

Total	100.00%	100.00%

	March 31, 2011	September 30, 2010
Fair Value:
Healthcare services	19.39%	15.83%
Healthcare equipment	7.82%	8.57%
IT consulting & other services	5.44%	0.00%
Diversified support services	5.39%	4.66%
Oil & gas equipment & services	4.92%	0.00%
Internet software & services	4.45%	0.00%
Specialty stores	4.31%	0.00%
Construction and engineering	3.88%	4.23%
Apparel, accessories & luxury goods	3.68%	4.18%
Household products	3.62%	0.19%
Electronic equipment & instruments	3.57%	5.83%
Education services	3.19%	7.47%
Home improvement retail	3.00%	5.76%
Fertilizers & agricultural chemicals	2.89%	4.76%
Food distributors	2.89%	5.38%
Healthcare technology	2.34%	3.93%
Human resources & employment services	2.28%	0.00%
Food retail	2.10%	3.50%
Advertising	2.06%	3.52%
Air freight and logistics	1.90%	2.49%
Electronic manufacturing services	1.59%	3.20%
Distributors	1.46%	2.35%
Data processing and outsourced services	1.38%	2.26%
Other diversified financial services	1.25%	0.00%
Industrial machinery	1.16%	1.81%
Leisure facilities	0.73%	1.25%
Construction materials	0.71%	3.02%
Building products	0.71%	1.21%
Environmental & facilities services	0.60%	0.91%
Housewares & specialties	0.43%	0.66%
Trucking	0.41%	0.82%
Restaurants	0.36%	2.15%
Multi-sector holdings	0.06%	0.01%
Movies & entertainment	0.03%	0.05%

Total	100.00%	100.00%

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
               The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of March 31, 2011 and September 30, 2010:

	March 31, 2011			September 30, 2010
		Percentage of	Leverage		Percentage of	Leverage
	Fair Value	Total Portfolio	Ratio	Fair Value	Total Portfolio	Ratio

1	$102,517,984	10.91%	3.07	$89,150,457	15.81%	2.97
2	811,039,654	86.30%	3.42	424,494,799	75.29%	4.31
3	18,238,348	1.94%	4.52	18,055,528	3.20%	13.25
4	—	0.00%	—	23,823,120	4.23%	8.13
5	7,953,067	0.85%	NM (1)	8,297,412	1.47%	NM (1)

Total	$939,749,053	100.00%	3.30	$563,821,316	100.00%	4.53

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
     We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2011, we had modified the payment terms of our investments in five portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2011, we had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on three investments that did not pay all of their scheduled cash interest payments for the period ended March 31, 2011. As of March 31, 2010, we had stopped accruing PIK interest and OID on four investments, including two investments that had not paid all of their scheduled cash interest payments.

     The non-accrual status of our portfolio investments as of March 31, 2011, September 30, 2010 and March 31, 2010 was as follows:

	March 31, 2011	September 30, 2010	March 31, 2010

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
Martini Park, LLC	—	—	PIK non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
     Non-accrual interest amounts related to the above investments for the three and six months ended March 31, 2011 and March 31, 2010 were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Cash interest income	$1,460,163	$1,311,024	$3,566,595	$2,445,588
PIK interest income	146,184	451,313	386,574	920,196
OID income	30,138	103,911	60,276	207,822

Total	$1,636,485	$1,866,248	$4,013,445	$3,573,606

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
Comparison of the three and six months ended March 31, 2011 and March 31, 2010
Total Investment Income
          Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, equity structuring fees, exit fees, prepayment fees, and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments.
          Total investment income for the three months ended March 31, 2011 and March 31, 2010 was $29.7 million and $17.9 million, respectively. For the three months ended March 31, 2011, this amount primarily consisted of $25.8 million of interest income from portfolio investments (which included $3.5 million of PIK interest), and $3.9 million of fee income. For the three months ended March 31, 2010, total investment income primarily consisted of $16.4 million of interest income from portfolio investments (which included $2.3 million of PIK interest), and $1.4 million of fee income.
          Total investment income for the six months ended March 31, 2011 and March 31, 2010 was $55.0 million and $31.1 million, respectively. For the six months ended March 31, 2011, this amount primarily consisted of $46.6 million of interest income from portfolio investments (which included $6.6 million of PIK interest), and $8.4 million of fee income. For the six months ended March 31, 2010, this amount primarily consisted of $28.7 million of interest income from portfolio investments (which included $4.3 million of PIK interest), and $2.4 million of fee income.
          The increase in our total investment income for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of 21 investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.
Expenses
          Expenses (net of the permanently waived portion of the base management fee) for the three months ended March 31, 2011 and March 31, 2010 were $13.1 million and $6.7 million, respectively. Expenses increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 by $6.4 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense and professional fees.
          Expenses (net of the permanently waived portion of the base management fee) for the six months ended March 31, 2011 and March 31, 2010 were $24.4 million and $11.5 million, respectively. Expenses increased for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 by $12.9 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense, professional fees, and other general and administrative expenses.
Net Investment Income
          As a result of the $11.8 million increase in total investment income as compared to the $6.4 million increase in net expenses, net investment income for the three months ended March 31, 2011 reflected a $5.3 million, or 47.7%, increase compared to the three months ended March 31, 2010.
          As a result of the $23.9 million increase in total investment income as compared to the $12.9 million increase in net expenses, net investment income for the six months ended March 31, 2011 reflected an $11.0 million, or 56.5%, increase compared to the six months ended March 31, 2010.
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
      During the six months ended March 31, 2011, we recorded investment realization events, including the following:

•	In October 2010, we received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, we received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, we restructured our investment in Vanguard Vinyl, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

•	In December 2010, we restructured our investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, we received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In December 2010, we received a cash payment of $11.7 million from Western Emulsions, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction;

•	In December 2010, we restructured our investment in Lighting by Gregory, LLC. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $7.8 million in accordance with ASC 470-50; and

•	In March 2011, we received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $0.3 million in accordance with ASC 470-50.
     During the six months ended March 31, 2010, we recorded investment realization events, including the following:
•	In October 2009, we received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In October 2009, we received a cash payment of $3.9 million from Elephant & Castle, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction; and

•	In March 2010, we recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of our investment in CPAC, Inc.
Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swaps
          Net unrealized appreciation or depreciation is the net change in the fair value of our investment portfolio and our interest rate swaps during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
          During the three months ended March 31, 2011, we recorded net unrealized depreciation of $0.4 million. This consisted of $1.4 million of net unrealized depreciation of equity investments, offset by $0.2 million of net unrealized appreciation on debt investments, $0.6 million of net reclassifications to realized losses and $0.2 million of net unrealized appreciation on interest rate swaps. During the three months ended March 31, 2010, we recorded net unrealized appreciation of $1.2 million. This consisted of $3.3 million of reclassifications to realized losses and $1.1 million of net unrealized appreciation on equity investments, partially offset by $3.2 million of net unrealized depreciation on debt investments.
          During the six months ended March 31, 2011, we recorded net unrealized appreciation of $16.5 million. This consisted of $10.9 million of net reclassifications to realized losses, $5.7 million of net unrealized appreciation on debt investments and $1.0 million of net unrealized appreciation on interest rate swaps, offset by $1.1 million of net unrealized depreciation on equity investments. During the six months ended March 31, 2010, we recorded net unrealized appreciation of $2.2 million. This consisted of $3.3 million of reclassifications to realized losses and $0.9 million of net unrealized appreciation on equity investments, partially offset by $2.0 million of net unrealized depreciation on debt investments.
Financial Condition, Liquidity and Capital Resources
Cash Flows
          We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction.
     For the six months ended March 31, 2011, we experienced a net decrease in cash and cash equivalents of $38.2 million. During that period, we used $342.6 million of cash in operating activities, primarily for the funding of $452.7 million of investments, partially offset by $72.4 million of principal payments received and $30.6 million of net investment income. During the same period, cash provided by financing activities was $304.4 million, primarily consisting of $134.0 million of net borrowings under our credit facilities, $65.3 million of SBA borrowings, and $143.9 million of proceeds from the issuance of our common stock, partially offset by $34.0 million of cash dividends paid, and $4.3 million of deferred financing costs paid. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
     For the six months ended March 31, 2010, we experienced a net decrease in cash and cash equivalents of $89.7 million. During that period, we used $144.4 million of cash in operating activities, primarily for the funding of $176.7 million of investments, partially offset by $15.4 million of principal payments and proceeds received and $19.6 million of net investment income. During the same period cash provided by financing activities was $54.7 million, primarily consisting of $78.1 million of proceeds from the issuance of our common stock, partially offset by $22.6 million of cash dividends paid.
     As of March 31, 2011, we had 38.6 million in cash and cash equivalents, portfolio investments (at fair value) of $939.7 million, $6.6 million of interest and fees receivable, $138.3 million of SBA debentures payable, $134.0 million of borrowings outstanding under our credit facilities, and unfunded commitments of $85.6 million.
     As of September 30, 2010, we had $76.8 million in cash and cash equivalents, portfolio investments (at fair value) of $563.8 million, $3.8 million of interest and fees receivable, $73.0 million of SBA debentures payable, and unfunded commitments of $49.5 million.

Other Sources of Liquidity
          We intend to continue to generate cash primarily from cash flows from operations, including interest earned from the temporary investment of cash, future borrowings and future offerings of securities. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
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
     Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2011, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
     SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2011, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $138.3 million of SBA debentures were outstanding as of March 31, 2011. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, and $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%.
     We have received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of the SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $150 million more than we would otherwise be able to absent the receipt of this exemptive relief.
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
Significant capital transactions that occurred from October 1, 2009 through March 31, 2011

     The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock from October 1, 2009 through March 31, 2011:

Date	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Declared	Date	Date	per Share	Distribution	Issued	Value
November 12, 2009	December 10, 2009	December 29, 2009	$0.27	$9.7 million	44,420	$0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425	0.3 million
August 2, 2010	October 6, 2010	October 27, 2010	0.10	5.2 million	24,850	0.3 million
August 2, 2010	November 3, 2010	November 24, 2010	0.11	5.7 million	26,569	0.3 million
August 2, 2010	December 1, 2010	December 29, 2010	0.11	5.7 million	28,238	0.3 million
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	36,038	0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072	0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766	0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193	0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	—	—	—
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	—	—	—
The following table reflects shareholder transactions that occurred from October 1, 2009 through March 31, 2011:

Date	Transaction	Shares	Share Price		Gross Proceeds (Uses)
January 27, 2010	Public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20		3.4 million
June 21, 2010	Public offering (1)	9,200,000	11.50		105.8 million
December 2010	At-the-market offering	429,110	11.87	(2)	5.1 million
February 4, 2011	Public offering (1)	11,500,000	12.65		145.5 million

(1)	Includes the underwriters’ full exercise of their over-allotment option

(2)	Average offering price
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
     On February 28, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, and extend the maturity date of the facility to February 25, 2014.
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
     The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We intend to use the net proceeds of the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2011, we had $60.0 million of borrowings outstanding under the Wells Fargo facility.
          On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allowed us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of two of our wholly-owned subsidiaries, FSFC Holdings, Inc. and FSF/MP Holdings, Inc., subject to certain exclusions for, among other things, equity interests in our SBIC subsidiary and equity interests in Fifth Street Funding, LLC (the special purpose subsidiary established pursuant to the Wells Fargo facility) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., FSF/MP Holdings, Inc., ING Capital LLC, as collateral agent, and us. Neither our SBIC subsidiary nor Fifth Street Funding, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
     On February 22, 2011, we amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014.

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
     As of March 31, 2011, we had $74.0 million of borrowings outstanding under the ING facility.
     As of March 31, 2011, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three and six months ended March 31, 2011 was $2.7 million and $4.7 million, respectively. Interest expense for the three and six months ended March 31, 2010 was $0.3 million and $0.4 million, respectively.
     The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis:

Financial
Facility	Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$510 million	$575 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$500 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	5.78:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $385 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 24, 2010	$439 million	$575 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	7.46:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	31.48:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$332 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended December 31, 2010.

     The following table reflects credit facility and debenture transactions that occurred from October 1, 2009 through March 31, 2011. Amounts available and drawn are as of March 31, 2011:

			Total		Total
			Facility	Upfront	Facility	Amount	Interest
Facility	Date	Transaction	Amount	fee Paid	Availability	Drawn	Rate
Wells Fargo facility	November 16, 2009	Entered into credit facility	$ 50 million	$ 0.8 million			LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	100 million	0.9 million			LIBOR + 3.50%
	February 28, 2011	Amended credit facility	100 million	0.4 million	$ 78 million (1)	$ 60 million	LIBOR + 3.00%
ING facility	May 27, 2010	Entered into credit facility	90 million	0.8 million			LIBOR + 3.50%
	February 22, 2011	Expanded credit facility	215 million	1.6 million	215 million	74 million	LIBOR + 3.50%
SBA	February 16, 2010	Received capital commitment	75 million	0.8 million
	September 21, 2010	Received capital commitment	150 million	0.8 million	150 million	138.3 million	3.50% (2) 4.369% (3)

(1)	Availability to increase upon our decision to further collateralize the facility.

(2)	For the first $73.0 million; includes the SBA annual charge of 0.285%.

(3)	For the remaining $65.3 million; includes the SBA annual charge of 0.285%.
     Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2011, our only off-balance sheet arrangements consisted of $85.6 million of unfunded commitments, which was comprised of $82.1 million to provide debt financing to certain of our portfolio companies and $3.5 million related to unfunded limited partnership interests. As of September 30, 2010, our only off-balance sheet arrangements consisted of $49.5 million, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.
     Contractual Obligations
     On February 3, 2010, our SBIC subsidiary received a license, effective February 1, 2010, from the SBA to operate as an SBIC. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. As of March 31, 2011, we had $138.3 million of SBA debentures payable. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, and $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%.
     On November 16, 2009, we entered into the Wells Fargo facility in the amount of $50 million with an accordion feature, which allowed for potential future expansion of the Wells Fargo facility up to $100 million. The Wells Fargo facility bore interest at LIBOR plus 4% per annum and had a maturity date of November 26, 2012. On May 26, 2010, we amended the Wells Fargo facility to expand our borrowing capacity under that facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the Wells Fargo facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to

LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013. On November 5, 2010, we amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, we amended the Wells Fargo Facility to, among other things, reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, and extend the maturity date of the facility to February 25, 2014.
     On May 27, 2010, we entered into the ING facility, which allows for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and has a maturity date of May 27, 2013. The ING facility also allows us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. On February 22, 2011, we amended the ING facility to expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014.
     As of March 31, 2011, we had $74.0 million of borrowings outstanding under the ING facility and $60.0 million of borrowings outstanding under the Wells Fargo facility.
     The table below reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility and the ING facility:

			Weighted average debt outstanding	Maximum debt outstanding
	Debt Outstanding as of	Debt Outstanding as of	for the six months ended	for the six months ended
	September 30, 2010	March 31, 2011	March 31, 2011	March 31, 2011
SBA debentures payable	$73,000,000	$138,300,000	$104,859,341	$138,300,000
Wells Fargo facility	—	60,000,000	35,489,011	85,000,000
ING facility	—	74,000,000	22,576,923	90,000,000
Total debt	73,000,000	272,300,000	162,925,275	298,300,000
     The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility and the ING facility:

	Payments due by period as of March 31, 2011
	Total	< 1 year	1-3 years	3-5 years	> 5 years

SBA debentures payable	$138,300,000	$—	$—	$—	$138,300,000
Interest due on SBA debentures	52,638,157	5,203,917	10,815,914	10,830,728	25,787,598
Wells Fargo facility	60,000,000	60,000,000	—	—	—
Interest due on Wells Fargo facility	3,920,944	1,202,611	2,718,333	—	—
ING facility	74,000,000	74,000,000	—	—	—
Interest due on ING facility	5,802,446	1,627,863	4,174,583	—	—
Total	$334,661,547	$142,034,391	$17,708,830	$10,830,728	$164,087,598
     A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2011 and September 30, 2010 is shown in the table below:

	March 31, 2011	September 30, 2010
Traffic Control & Safety Corporation	$2,250,000	$—
HealthDrive Corporation	1,000,000	1,500,000
IZI Medical Products, Inc.	2,500,000	2,500,000
Trans-Trade, Inc.	1,000,000	500,000
Riverlake Equity Partners II, LP (limited partnership interest)	877,895	966,360
Riverside Fund IV, LP (limited partnership interest)	583,522	864,175
ADAPCO, Inc.	5,250,000	5,750,000
AmBath/ReBath Holdings, Inc.	1,500,000	1,500,000
JTC Education, Inc.	5,159,479	9,062,453
Tegra Medical, LLC	2,500,000	4,000,000
Vanguard Vinyl, Inc.	—	1,250,000
Flatout, Inc.	1,500,000	1,500,000
Psilos Group Partners IV, LP (limited partnership interest)	1,000,000	1,000,000
Mansell Group, Inc.	1,000,000	2,000,000
NDSSI Holdings, Inc.	1,500,000	1,500,000
Eagle Hospital Physicians, Inc.	2,500,000	2,500,000
Enhanced Recovery Company, LLC	3,000,000	3,623,148
Epic Acquisition, Inc.	2,400,000	2,700,000
Specialty Bakers, LLC	4,000,000	2,000,000
Rail Acquisition Corp.	4,879,435	4,798,897
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	1,000,000	—
CRGT, Inc.	12,500,000	—
Welocalize, Inc.	3,750,000	—
Miche Bag, LLC	5,000,000	—
Dominion Diagnostics, LLC	5,000,000	—
Advanced Pain Management	400,000	—
DISA, Inc.	4,000,000	—
Saddleback Fence and Vinyl Products, Inc.	400,000	—
Best Vinyl Fence & Deck, LLC	1,000,000	—
Physicians Pharmacy Alliance, Inc.	2,000,000	—
Cardon Healthcare Network, LLC	2,000,000	—
IOS Acquisitions, Inc.	2,000,000	—
Phoenix Brands Merger Sub LLC	2,142,857	—

Total	$85,593,188	$49,515,033

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
     The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2011, we paid our investment adviser $8.9 million and $16.2 million, respectively, under the investment advisory agreement.
     Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2011, we paid FSC, Inc. $0.6 million and $1.3 million, respectively, under the administration agreement.
     We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, its managing member.

Recent Developments
     On April 1, 2011, we repaid $18.0 million under the ING facility. On April 12, 2011, we repaid $60.0 million and $56.0 million under the Wells Fargo facility and ING facility, respectively. As of May 4, 2011, we had no loans outstanding under our credit facilities.
     In April 2011, we received investment grade issuer and corporate debt ratings (BBB-) from the global ratings agency Fitch Ratings.
     On April 12, 2011, we closed a private offering of $150 million aggregate principal amount of our 5.375% convertible senior notes due 2016. These convertible senior notes were sold only to qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act. We have granted the initial purchasers for the offering the option, which expires May 7, 2011, to purchase up to an additional $22.5 million aggregate principal amount of the convertible senior notes. In addition, Leonard M. Tannenbaum, our chief executive officer, purchased $2 million principal amount of the convertible senior notes directly from us in a private placement.
     The convertible senior notes are unsecured and bear interest at a rate of 5.375% per year, payable semiannually. In certain circumstances, the convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 67.7415 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $14.76 per share of our common stock, subject to customary anti-dilution adjustments. In addition, if certain corporate events occur in respect of us, holders of the convertible senior notes may require us to repurchase for cash all or part of their convertible senior notes at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date. We do not have the right to redeem the convertible senior notes prior to maturity. The convertible senior notes will mature on April 1, 2016, unless repurchased or converted in accordance with their terms prior to such date.
     On April 29, 2011, we paid a dividend in the amount of $0.1066 per share to stockholders of record on April 1, 2011.
     On May 2, 2011, our Board of Directors declared the following dividends:
*	$0.1066 per share, payable on July 29, 2011 to stockholders of record on July 1, 2011;
*	$0.1066 per share, payable on August 31, 2011 to stockholders of record on August 1, 2011; and
*	$0.1066 per share, payable on September 30, 2011 to stockholders of record on September 1, 2011.
Recently Issued Accounting Standards
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
      As of March 31, 2011, 59.6% of our debt investment portfolio (at fair value) and 57.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2011 and September 30, 2010 was as follows:

	March 31, 2011		September 30, 2010
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Under 1%	$107,539,185	19.44%	$10,648,037	5.82%
1% to under 2%	112,417,512	20.32%	—	0.00%
2% to under 3%	161,566,612	29.20%	36,950,245	20.19%
3% to under 4%	164,233,771	29.68%	125,254,206	68.45%
4% to under 5%	1,006,811	0.18%	1,247,418	0.68%
5% and over	6,543,222	1.18%	8,895,803	4.86%

Total	$553,307,113	100.00%	$182,995,709	100.00%

     Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2011, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

			Net increase
Basis point increase	Interest income	Interest expense	(decrease)
100	$1,062,000	$340,000	$722,000
200	3,236,000	680,000	2,556,000
300	7,543,000	1,020,000	6,523,000
400	13,061,000	1,360,000	11,701,000
500	18,595,000	1,700,000	16,895,000
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
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     Except as described below, there have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2010.
Risks Related to Our Convertible Senior Notes
     Our stockholders may experience dilution upon the conversion of our convertible senior notes.
     Our convertible senior notes are convertible into shares of our common stock beginning January 1, 2016 or, under certain circumstances, earlier. Upon conversion, we must deliver shares of our common stock. The conversion rate of our convertible senior notes is initially 67.7415 shares of our common stock per $1,000 principal amount of our convertible senior notes (equivalent to an initial conversion price of approximately $14.76 per share of common stock), subject to adjustment in certain circumstances. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible senior notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
     We may not have, or have the ability to raise, the funds necessary to repurchase our convertible senior notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our convertible senior notes.
     Holders of our convertible senior notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible senior notes surrendered therefor. In addition, our ability to repurchase our convertible senior notes or deliver shares of our common stock upon conversions of the convertible senior notes may be limited by law, by regulatory authority or by agreements governing our indebtedness, including our credit facilities. In this regard, the ING facility currently prohibits us from repurchasing our convertible senior notes upon the occurrence of a fundamental change. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the convertible senior notes or to deliver any shares of our common stock deliverable on future conversions of the convertible senior notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible senior notes.
     Provisions of our convertible senior notes could discourage an acquisition of us by a third party.
     Certain provisions of our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change, the holders of our convertible senior notes will have the right, at their option, to require us to repurchase all or a portion of their convertible senior notes, plus accrued and unpaid interest. We may also be required to increase the conversion rate of the convertible senior notes in certain other circumstances, including in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.
     Certain adverse consequences could result if our convertible senior notes are treated as equity interests in us for purposes of regulations under the Employee Retirement Income Security Act of 1974.
     Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our convertible senior notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Code, such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our convertible senior notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.
     We do not believe that our convertible senior notes should be treated as equity interests in us for purposes of ERISA in light of the relevant regulations. No assurance can be given, however, that our convertible senior notes will not be so treated.
     The accounting for convertible debt securities is complex and subject to uncertainty.
     The accounting for convertible debt securities is complex and subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. The issuance of our convertible senior notes may have an accounting effect on our earnings per share on a fully diluted basis. Further, we cannot predict if or when changes in the accounting for convertible debt securities could be made and whether any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued a total of 108,876 shares of common stock under our dividend reinvestment plan during the three months ended March 31, 2011. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $1.4 million.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated April 12, 2011, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.2	Form of 5.375% Convertible Senior Notes due 2016 (Incorporated by reference to Exhibit 4.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

10.1	Purchase Agreement, dated April 7, 2011, by and among Registrant, Fifth Street Management LLC, FSC, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. Incorporated (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011)

10.2	Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011 (Incorporated by reference to Exhibit (k)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.3	Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A. Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.4	Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., FSF/MP Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(10) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.5*	Second Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC.

10.6*	Amended and Restated Administration Agreement by and between Registrant and FSC, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: May 4, 2011	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: May 4, 2011	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.5*	Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management, LLC.

10.6*	Amended and Restated Administration Agreement by and between Registrant and FSC, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.