Form 10-Q
period 2011-06-30
Fifth Street Finance Corp
filed 2011-08-03
CIK 1414932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                     to
Commission File Number: 01-33901
Fifth Street Finance Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1219283

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor, White Plains, NY	10606

(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☐ NO ☑
The registrant had 72,375,832 shares of common stock outstanding as of July 28, 2011.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share data)
(unaudited)

	June 30, 2011	September 30, 2010
Assets

Investments at fair value:
Control investments (cost at June 30, 2011: $13,615; cost at September 30, 2010: $12,195)	$17,490	$3,700
Affiliate investments (cost at June 30, 2011: $34,325; cost at September 30, 2010: $50,134)	35,174	47,222
Non-control/Non-affiliate investments (cost at June 30, 2011: $999,612; cost at September 30, 2010: $530,168)	1,000,815	512,899

Total investments at fair value (cost at June 30, 2011: $1,047,552; cost at September 30, 2010: $592,497)	1,053,479	563,821

Cash and cash equivalents	17,606	76,765
Interest and fees receivable	7,198	3,814
Due from portfolio company	432	103
Deferred financing costs	12,880	5,466
Collateral posted to bank and other assets	2,173	1,957

Total Assets	$1,093,768	$651,926

Liabilities and Net Assets

Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,532	$1,322
Base management fee payable	5,381	2,876
Incentive fee payable	4,132	2,859
Due to FSC, Inc.	820	1,083
Interest payable	3,468	283
Payments received in advance from portfolio companies	786	1,331
SBA debentures payable	150,000	73,000
Convertible senior notes payable	152,000	—
Total Liabilities	318,119	82,754

Net Assets:
Common stock, $0.01 par value, 150,000 shares authorized, 72,376 and 54,550 shares issued and outstanding at June 30, 2011 and September 30, 2010	724	546
Additional paid-in-capital	829,752	619,760
Net unrealized appreciation (depreciation) on investments and interest rate swap	5,473	(29,449)
Net realized loss on investments	(61,200)	(33,091)
Accumulated undistributed net investment income	900	11,406
Total Net Assets (equivalent to $10.72 and $10.43 per common share at June 30, 2011 and September 30, 2010) (Note 12)	775,649	569,172

Total Liabilities and Net Assets	$1,093,768	$651,926
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2011	2010	2011	2010
Interest income:
Control investments	$40	$—	$54	$183
Affiliate investments	1,126	1,749	3,416	6,266
Non-control/Non-affiliate investments	24,271	13,201	61,963	32,749
Interest on cash and cash equivalents	4	7	17	208
Total interest income	25,441	14,957	65,450	39,406

PIK interest income:
Control investments	105	—	239	—
Affiliate investments	278	293	835	948
Non-control/Non-affiliate investments	3,179	2,118	9,103	5,730
Total PIK interest income	3,562	2,411	10,177	6,678

Fee income:
Control investments	—	—	127	—
Affiliate investments	283	537	550	1,216
Non-control/Non-affiliate investments	2,992	1,117	11,000	2,797
Total fee income	3,275	1,654	11,677	4,013

Dividend and other income:
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/Non-affiliate investments	164	385	174	408
Total dividend and other income	164	385	174	408

Total Investment Income	32,442	19,407	87,478	50,505

Expenses:
Base management fee	5,381	2,523	13,946	7,127
Incentive fee	4,132	3,008	11,785	7,897
Professional fees	456	174	1,654	805
Board of Directors fees	46	31	132	112
Interest expense	4,977	493	9,640	845
Administrator expense	395	357	1,140	928
General and administrative expenses	529	789	2,043	1,930
Total expenses	15,916	7,375	40,340	19,644
Base management fee waived	—	—	—	(727)
Net expenses	15,916	7,375	40,340	18,917

Net Investment Income	16,526	12,032	47,138	31,588
Unrealized appreciation (depreciation) on interest rate swap	(919)	—	51	—

Unrealized appreciation (depreciation) on investments:
Control investments	5,225	(4,171)	12,538	(1,691)
Affiliate investments	13,931	(2,422)	3,760	1,306
Non-control/Non-affiliate investments	215	(7,328)	18,573	(11,360)
Net unrealized appreciation (depreciation) on investments	19,371	(13,921)	34,871	(11,745)

Realized gain (loss) on investments:
Control investments	—	—	(7,806)	—
Affiliate investments	(14,146)	—	(14,146)	(2,908)
Non-control/Non-affiliate investments	—	—	(6,157)	106
Net realized loss on investments	(14,146)	—	(28,109)	(2,802)

Net increase (decrease) in net assets resulting from operations	$20,832	$(1,889)	$53,951	$17,041

Net investment income per common share — basic	$0.25	$0.26	$0.77	$0.75
Earnings per common share — basic	$0.31	$(0.04)	$0.88	$0.40
Weighted average common shares outstanding — basic	67,081	46,294	61,254	42,379

Net investment income per common share —diluted	$0.24	$0.26	$0.76	$0.75
Earnings per common share —diluted	$0.30	$(0.04)	$0.87	$0.40
Weighted average common shares outstanding — diluted	76,020	46,294	64,233	42,379
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share data)
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010
Operations:
Net investment income	$47,138	$31,588
Net unrealized appreciation (depreciation) on investments and interest rate swap	34,922	(11,745)
Net realized loss on investments	(28,109)	(2,802)

Net increase in net assets from operations	53,951	17,041

Stockholder transactions:
Distributions to stockholders	(57,644)	(38,285)

Net decrease in net assets from stockholder transactions	(57,644)	(38,285)

Capital share transactions:
Issuance of common stock, net	206,079	178,015
Issuance of common stock under dividend reinvestment plan	4,091	1,635

Net increase in net assets from capital share transactions	210,170	179,650
Total increase in net assets	206,477	158,406
Net assets at beginning of period	569,172	410,556
Net assets at end of period	$775,649	$568,962

Net asset value per common share	$10.72	$10.43

Common shares outstanding at end of period	72,376	54,525
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$53,951	$17,041
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized (appreciation) depreciation on investments and interest rate swap	(34,922)	11,745
Net realized losses on investments	28,109	2,802
PIK interest income	(10,177)	(6,678)
Recognition of fee income	(11,677)	(4,013)
Accretion of original issue discount on investments	(1,239)	(692)
Amortization of deferred financing costs	1,816	430
Change in operating assets and liabilities:
Fee income received	16,866	8,134
Increase in interest and fees receivable	(2,252)	(1,867)
(Increase) decrease in due from portfolio company	(329)	58
Increase in collateral posted to bank and other assets	(218)	(45)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	262	(391)
Increase in base management fee payable	2,505	970
Increase in incentive fee payable	1,272	1,064
Increase (decrease) in due to FSC, Inc.	(263)	160
Increase in interest payable	3,185	140
Decrease in payments received in advance from portfolio companies	(545)	(152)
Purchases of investments and net revolver activity, net of syndications	(566,835)	(226,502)
Principal payments received on investments (scheduled payments)	19,559	8,242
Principal payments received on investments (payoffs)	62,447	6,783
PIK interest income received in cash	7,030	782
Proceeds from the sale of investments	—	4,192
Net cash used by operating activities	(431,455)	(177,797)
Cash flows from financing activities:
Dividends paid in cash	(53,553)	(36,650)
Borrowings under SBA debentures payable	77,000	35,000
Borrowings under credit facilities	406,000	43,000
Repayments of borrowings under credit facilities	(406,000)	(43,000)
Deferred financing costs paid	(9,230)	(5,217)
Proceeds from the issuance of convertible senior notes	152,000	—
Proceeds from the issuance of common stock	206,788	179,125
Offering costs paid	(709)	(989)
Net cash provided by financing activities	372,296	171,269
Net decrease in cash and cash equivalents	(59,159)	(6,528)
Cash and cash equivalents, beginning of period	76,765	113,205
Cash and cash equivalents, end of period	$17,606	$106,677

Supplemental Information:
Cash paid for interest	$4,639	$351
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$4,091	$1,635
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Control Investments (3)
Lighting By Gregory, LLC (9)(13)(14)	Housewares & Specialties

First Lien Term Loan A, 9.75% due 2/28/2013		$4,259	$3,996	$3,056
First Lien Bridge Loan, 6% due 3/31/2012		113	113	—
97.38% membership interest			1,210	—

			5,319	3,056

Nicos Polymers & Grinding Inc.	Environmental & facilities services
First Lien Term Loan, 8% due 12/4/2017		5,239	5,169	5,298
First Lien Revolver, 8% due 12/4/2017		1,500	1,500	1,544
50% Membership Interest in CD Holdco, LLC			1,627	7,592

			8,296	14,434

Total Control Investments			$13,615	$17,490

Affiliate Investments (4)
O’Currance, Inc.	Data Processing & Outsourced Services

First Lien Term Loan A, 16.875% due 3/21/2012		11,298	$11,254	$11,371
First Lien Term Loan B, 16.875%, due 3/21/2012		1,153	1,140	1,200
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			131	—
3.3% Membership Interest in O’Currance Holding Co., LLC			250	—

			12,775	12,571

Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		6,069	5,849	6,225
Second Lien Term Loan B, 16.5% due 2/25/2013		15,040	14,621	14,994
1,080,399 shares of Series A Preferred Stock			1,080	1,384

			21,550	22,603

Total Affiliate Investments			$34,325	$35,174

Non-Control/Non-Affiliate Investments (7)

CPAC, Inc.	Household Products

Subordinated Term Loan, 12.5% due 6/1/2012		1,169	$1,169	$1,169

			1,169	1,169
Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,533	3,412	2,840
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	2,840

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Traffic Control & Safety Corporation (9)	Construction and Engineering
Senior Term Loan, LIBOR+9% due 6/29/2012		5,000	4,826	4,798
Senior Revolver, LIBOR+9% due 6/29/2012		11,486	11,176	11,143
Second Lien Term Loan, 12% due 5/28/2015		20,584	20,378	19,544
Subordinated Loan, 15% due 5/28/2015		5,126	5,126	3,263
24,750 shares of Series B Preferred Stock			248	—
43,494 shares of Series D Preferred Stock (6)			435	—
25,000 shares of Common Stock			3	—

			42,192	38,748

TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	216
191,977 Shares A Shares			192	179

			408	395

Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		875	873	887
First Lien Term Loan B, 15% due 8/8/2012		5,739	5,706	5,821
1,000 Common Units (6)			43	153

			6,622	6,861

Filet of Chicken (9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		7,306	7,163	7,379

			7,163	7,379

Boot Barn	Apparel, accessories & luxury goods
247.06 shares of Series A Preferred Stock			247	71
1,308 shares of Common Stock			9	9

			256	80

Premier Trailer Leasing, Inc. (9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,913	17,064	3,897
285 shares of Common Stock			1	—

			17,065	3,897
Pacific Press Technologies, Inc. (9)
Second Lien Term Loan, 14.75% due 7/10/2013	Industrial machinery	10,226	10,033	10,265
33,463 shares of Common Stock			345	694

			10,378	10,959

Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 17% due 9/1/2013		17,862	15,083	9,547
First Lien Revolver, 7.85% due 9/1/2013		4,470	4,470	4,469

			19,553	14,016
Western Emulsions, Inc. (9)	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		6,800	6,682	6,811

			6,682	6,811

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,363	6,117	6,467
First Lien Term Loan B, 13% due 7/17/2013		10,256	10,176	10,519
First Lien Revolver, 12% due 7/17/2013 (11)		—	(7)	—

			16,286	16,986

idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		18,799	18,511	18,908

			18,511	18,908

Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		19,183	18,431	19,313
414,419 Common Units (6)			599	1,270

			19,030	20,583

IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		3,536	3,502	3,555
First Lien Term Loan B, 16% due 3/31/2014		17,258	16,821	17,245
First Lien Revolver, 10% due 3/31/2014 (11)		—	(28)	—
453,755 Preferred units of IZI Holdings, LLC (6)			454	612

			20,749	21,412

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		12,443	12,188	11,673
First Lien Revolver, 12% due 9/10/2014		5,800	5,695	5,447

			17,883	17,120

Riverlake Equity Partners II,LP	Multi-sector holdings
1.89% limited partnership interest			122	122

			122	122

Riverside Fund IV, LP	Multi-sector holdings
0.25% limited partnership interest			445	445

			445	445

ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		7,500	7,396	7,580
First Lien Term Loan B, 14% due 12/17/2014		14,443	14,251	14,562
First Lien Revolver, 10% due 12/17/2014		4,750	4,614	4,838

			26,261	26,980

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		3,750	3,750	3,778
First Lien Term Loan B, 15% due 12/30/2014		22,852	22,852	22,833
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014 (10)		1,500	1,500	1,508

			28,102	28,119
JTC Education, Inc.	Education services

First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		28,299	27,625	28,367
First Lien Revolver, LIBOR+9.5% (12.75% floor) due 12/31/2014 (11)		—	(329)	—

			27,296	28,367

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		23,590	23,258	23,753
First Lien Term Loan B, 14% due 12/31/2014		22,436	22,133	22,411
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014		1,500	1,445	1,525

			46,836	47,689

Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		6,425	6,296	6,475
First Lien Term Loan B, 15% due 12/31/2014		13,025	12,761	13,077
First Lien Revolver, 10% due 12/31/2014 (11)		—	(32)	—

			19,025	19,552

Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest (12)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		9,750	9,593	9,805
First Lien Term Loan B, LIBOR+9% (13.5% floor) due 4/30/2015		8,107	7,976	8,117
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015		1,000	970	1,015

			18,539	18,937

NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (12.75% floor) due 4/30/2015		29,712	29,247	29,194
First Lien Revolver, LIBOR+7% (10% floor) due 4/30/2015		3,500	3,427	3,414

			32,674	32,608

Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		7,700	7,570	7,773
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015 (11)		—	(41)	—

			7,529	7,773

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		14,863	14,619	14,925
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,070	10,889	11,089
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015 (11)		—	(66)	—

			25,442	26,014

Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		8,813	8,669	8,878
First Lien Term Loan B, 15.25% due 8/13/2015		17,246	16,964	17,420
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015 (11)		—	(49)	—

			25,584	26,298

Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		8,550	8,362	8,580
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000	10,763	11,000
First Lien Revolver, LIBOR+8.5% due 9/15/2015 (11)		—	(87)	—

			19,038	19,580

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% due 10/1/2015		29,000	28,542	29,148
First Lien Term Loan B, 12.5% due 10/1/2015		22,000	21,626	22,115
First Lien Revolver, LIBOR+7.5% due 10/1/2015 (11)		—	(213)	—

			49,955	51,263

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (10% floor) due 11/19/2015		16,195	15,908	16,290
First Lien Term Loan B, LIBOR+9% (12.25% floor) due 11/19/2015		21,163	20,799	21,130
First Lien Revolver, LIBOR+7% (9% floor) due 11/19/2015		4,250	4,146	4,282
2,086,163 Common Units in RPWL Holdings, LLC			2,086	2,127

			42,939	43,829
Miche Bag, LLC	Apparel,accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (12% floor) due 12/7/2013		15,000	14,696	15,151
First Lien Term Loan B, LIBOR+10% (16% floor) due 12/7/2015		17,293	14,704	17,399
First Lien Revolver, LIBOR+7% (10% floor) due 12/7/2015 (11)		—	(112)	—
10,371 Preferred Equity units in Miche Holdings, LLC (6)			1,037	1,421
146,289 Series D Common Equity units in Miche Holdings, LLC (6)			1,463	2,004

			31,788	35,975

Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.50% limited partnership interest			40	40

			40	40
Dominion Diagnostics, LLC (9)	Healthcare services
First Lien Term Loan A, LIBOR+7% (9.5% floor) due 12/17/2015		29,950	29,400	30,266
First Lien Term Loan B, LIBOR+10.5% (14% floor) due 12/17/2015		20,008	19,655	20,103
First Lien Revolver, LIBOR+6.5% (9% floor) due 12/17/2015 (11)		—	(89)	—

			48,966	50,369
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (6.75% floor) due 12/22/2015		8,098	7,968	8,105
First Lien Revolver, LIBOR+5% (6.75% floor) due 12/22/2015		200	194	210

			8,162	8,315
DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (8.25% floor) due 12/30/2015		12,730	12,503	12,861
First Lien Term Loan B, LIBOR+11.5% (12.5% floor) due 12/30/2015		8,363	8,219	8,429
First Lien Revolver, LIBOR+6% (7% floor) due 12/30/2015 (11)		—	(70)	—

			20,652	21,290
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% due 11/30/2013		773	773	773
First Lien Revolver, 8% due 11/30/2011		—	—	—

			773	773
Best Vinyl Fence & Deck, LLC	Building Products
First Lien Term Loan A, 8% due 11/30/2013		2,061	1,947	2,061
First Lien Term Loan B, 8% due 5/31/2011		3,943	3,942	3,942
First Lien Revolver, 8% due 11/30/2011		—	—	—

			5,889	6,003

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+10.5% due 1/4/2016		16,913	16,579	17,027
First Lien Revolver, LIBOR+6% due 1/4/2016 (11)		—	(39)	—

			16,540	17,027
Cardon Healthcare Network, LLC	Diversified support services
First Lien Term Loan, LIBOR+10% (11.75% floor) due 1/6/2016		11,700	11,478	11,761
First Lien Revolver, LIBOR+6.5% (8.25% floor) due 1/6/2016 (11)		—	(38)	—

			11,440	11,761
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (11.5% floor) due 1/6/2016		12,700	12,385	12,775

			12,385	12,775
IOS Acquisitions, Inc.	Oil & gas equipment & services
First Lien Term Loan A, LIBOR+8% (10% floor) due 1/14/2016		9,035	8,890	9,036
First Lien Term Loan B, LIBOR+12% (14% floor) due 1/14/2016		10,564	10,393	10,536
First Lien Revolver, LIBOR+8% (10% floor) due 1/14/2016 (11)		—	(38)	—

			19,245	19,572
Actient Pharmaceuticals LLC	Healthcare services
First Lien Term Loan, LIBOR+6.25% (8.25% floor) due 7/29/2015		9,754	9,578	9,897

			9,578	9,897
Phoenix Brands Merger Sub LLC	Household products
Senior Term Loan, LIBOR+5% (6.5% floor) due 1/31/2016		8,304	8,131	8,379
Subordinated Term Loan, LIBOR+13.875% due 2/1/2017		20,193	19,821	20,245
First Lien Revolver, LIBOR+5% (6.5% floor) due 1/31/2016		4,286	4,153	4,282

			32,105	32,906
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (7% floor) due 3/31/2016		10,985	10,775	10,985

			10,775	10,985
CCCG, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+9% (10.75% floor) due 7/29/2015		34,825	34,166	34,862

			34,166	34,862
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (10.75% floor) due 12/31/2016		24,875	24,335	25,016

			24,335	25,016

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value

Refac Optical Group	Specialty Stores
First Lien Term Loan A, LIBOR+7.5% due 3/23/2016		14,365	14,036	14,409
First Lien Term Loan B, LIBOR+10.25% due 3/23/2016		20,122	19,663	20,235
First Lien Revolver, LIBOR+7.5% due 3/23/2016 (11)		—	(123)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	1
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	992

			34,576	35,637

Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (6.5% floor) due 4/4/2017		4,500	4,433	4,500
First Lien Term Loan B, LIBOR+7% (8.5% floor) due 4/4/2017		5,000	4,926	5,000

			9,359	9,500

Ernest Health, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (10.25% floor) due 5/13/2017		25,000	24,638	25,000

			24,638	25,000
Securus Technologies, Inc.	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (10% floor) due 5/31/2018		26,500	25,976	26,500

			25,976	26,500
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (7% floor) due 5/27/2016		8,000	7,921	8,000

			7,921	8,000
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (10% floor) due 6/30/2016		17,500	17,298	17,500
First Lien Term Loan B, LIBOR+10.75% (13.5% floor) due 6/30/2016		11,500	11,369	11,500
First Lien Term Loan C, 18% due 6/30/2016		2,600	2,570	2,600
First Lien Revolver, LIBOR+8.75% (10% floor) due 6/30/2016		1,008	970	1,010

			32,207	32,610
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (12)			—	—

0.4% limited partnership interest (12)			—	—
			$999,612	$1,000,815

Total Portfolio Investments			$1,047,552	$1,053,479

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2011
(unaudited)

(1)	All debt investments are income producing unless otherwise noted in (13) or (14) below. Interest rates and floors may contain fixed rate PIK provisions. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Filet of Chicken	April 1, 2011	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Dominion Diagnostics, LLC	April 1, 2011	- 0.5% on Term Loan A	- 1.0% on Term Loan B	Tier pricing per credit agreement
Lighting by Gregory, LLC	March 11, 2011	- 2.0% on Bridge Loan		Per loan amendment
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement
Pacific Press Technologies, Inc.	July 1, 2010	- 2.0% on Term Loan	- 0.75% on Term Loan	Per waiver agreement
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of June 30, 2011.

(14)	Investment was on PIK non-accrual status as of June 30, 2011.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% due 2/28/2013		$5,419	$4,729	$1,504
First Lien Term Loan B, 14.5% due 2/28/2013		8,576	6,906	2,196
First Lien Bridge Loan, 8% due 10/15/2010		152	150	—
97.38% membership interest			410	—

			12,195	3,700

Total Control Investments			$12,195	$3,700

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 16.875% due 3/21/2012		10,961	$10,869	$10,806
First Lien Term Loan B, 16.875%, due 3/21/2012		1,854	1,828	1,897
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	38
3.3% Membership Interest in O’Currance Holding Co., LLC			251	—

			13,078	12,741
MK Network, LLC(13)(14)	Education services
First Lien Term Loan A, 13.5% due 6/1/2012		9,740	9,539	7,913
First Lien Term Loan B, 17.5% due 6/1/2012		4,926	4,748	3,939
First Lien Revolver, Prime + 1.5% (10% floor), due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			772	—

			15,059	11,852
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (12% floor) due 2/25/2013		7,141	6,813	7,114
Second Lien Term Loan B, 16.5% due 2/25/2013		14,692	14,103	14,180
1,080,399 shares of Series A Preferred Stock			1,081	1,335

			21,997	22,629

Total Affiliate Investments			$50,134	$47,222

Non-Control/Non-Affiliate Investments(7)
CPAC, Inc.	Household Products
Subordinated Term Loan, 12.5% due 6/1/2012		1,065	$1,065	$1,065

			1,065	1,065
Vanguard Vinyl, Inc.(9)(13)(14)	Building Products
First Lien Term Loan, 12% due 3/30/2013		7,000	6,827	5,812
First Lien Revolver, LIBOR+7% (10% floor) due 3/30/2013		1,250	1,208	1,029
25,641 Shares of Series A Preferred Stock			254	—
25,641 Shares of Common Stock			3	—

			8,292	6,841
Repechage Investments Limited	Restaurants
First Lien Term Loan, 15.5% due 10/16/2011		3,709	3,476	3,486
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	354

			4,226	3,840

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Traffic Control & Safety Corporation(9)	Construction and Engineering
Second Lien Term Loan, 15% due 5/28/2015		19,970	19,724	19,440
Subordinated Loan, 15% due 5/28/2015		4,578	4,578	4,405
24,750 shares of Series B Preferred Stock			248	—
43,494 shares of Series D Preferred Stock(6)			435	—
25,000 shares of Common Stock			2	—

			24,987	23,845
Nicos Polymers & Grinding Inc.(9)(13)(14)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (10% floor), due 7/17/2012		3,155	3,040	1,782
First Lien Term Loan B, 13.5% due 7/17/2012		6,180	5,713	3,348
3.32% Interest in Crownbrook Acquisition I LLC			169	—

			8,922	5,130
TBA Global, LLC(9)	Advertising
Second Lien Term Loan B, 14.5% due 8/3/2012		10,840	10,595	10,626
53,994 Senior Preferred Shares			216	216
191,977 Shares A Shares			192	179

			11,003	11,021
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (10% floor), due 8/8/2012		1,250	1,245	1,247
First Lien Term Loan B, 15% due 8/8/2012		5,632	5,575	5,674
1,000 Common Units (6)			44	119

			6,864	7,040
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 14.5% due 7/31/2012		9,317	9,063	8,965

			9,063	8,965
Boot Barn(9)	Apparel, accessories & luxury goods
Second Lien Term Loan, 14.5% due 10/3/2013		23,545	23,289	23,478
247.06 shares of Series A Preferred Stock			247	71
1,308 shares of Common Stock			—	—

			23,536	23,549
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 16.5% due 10/23/2012		18,453	17,064	4,597
285 shares of Common Stock			1	—

			17,065	4,597
Pacific Press Technologies, Inc.(9)
Second Lien Term Loan, 14.75% due 7/10/2013	Industrial machinery	10,072	9,799	9,830
33,786 shares of Common Stock			344	403

			10,143	10,233
Goldco, LLC
Second Lien Term Loan, 17.5% due 1/31/2013	Restaurants	8,356	8,259	8,259

			8,259	8,259
Rail Acquisition Corp.(9)	Electronic manufacturing services
First Lien Term Loan, 17% due 9/1/2013		16,316	13,537	12,854
First Lien Revolver, 7.85% due 9/1/2013		5,201	5,201	5,202

			18,738	18,056

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Western Emulsions, Inc.(9)	Construction materials
Second Lien Term Loan, 15% due 6/30/2014		17,865	17,476	17,040

			17,476	17,040
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% due 7/17/2013		6,663	6,324	6,489
First Lien Term Loan B, 13% due 7/17/2013		10,179	10,069	9,962
First Lien Revolver, 12% due 7/17/2013		500	489	509

			16,882	16,960
idX Corporation	Distributors
Second Lien Term Loan, 14.5% due 7/1/2014		13,589	13,351	13,258

			13,351	13,258
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 17% due 10/27/2014		20,172	19,257	19,545
414,419 Common Units(6)			598	1,417

			19,855	20,962
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% due 3/31/2014		4,450	4,388	4,407
First Lien Term Loan B, 16% due 3/31/2014		17,258	16,702	17,093
First Lien Revolver, 10% due 3/31/2014(11)		—	(35)	(35)
453,755 Preferred units of IZI Holdings, LLC (6)			454	676

			21,509	22,141
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 15.5% due 9/10/2014		12,751	12,536	12,549
First Lien Revolver, 12% due 9/10/2014		1,500	1,469	1,492

			14,005	14,041
Riverlake Equity Partners II, LP	Multi-sector holdings
1.87% limited partnership interest			34	34

			34	34
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest			136	136

			136	136
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% due 12/17/2014		9,000	8,789	8,807
First Lien Term Loan B, 14% due 12/17/2014		14,226	13,893	13,898
First Lien Term Revolver, 10% due 12/17/2014		4,250	4,013	4,107

			26,695	26,812

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/30/2014		9,500	9,278	9,128
First Lien Term Loan B, 15% due 12/30/2014		22,424	21,920	21,913
First Lien Term Revolver, LIBOR+6.5% (9.5% floor) due 12/30/2014		1,500	1,433	1,443

			32,631	32,484
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (12.5% floor) due 12/31/2014		31,055	30,244	30,660
First Lien Revolver, LIBOR+9.5% (12.75% floor) due 12/31/2014(11)		—	(401)	(401)

			29,843	30,259
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (10% floor) due 12/31/2014		26,320	25,877	26,250
First Lien Term Loan B, 14% due 12/31/2014		22,099	21,729	22,114
First Lien Revolver, LIBOR+7% (10% floor) due 12/31/2014(11)		—	(66)	(66)

			47,540	48,298
Flatout, Inc.	Food retail
First Lien Term Loan A, 10% due 12/31/2014		7,300	7,121	7,144
First Lien Term Loan B, 15% due 12/31/2014		12,863	12,540	12,644
First Lien Revolver, 10% due 12/31/2014(11)		—	(39)	(38)

			19,622	19,750
Psilos Group Partners IV, LP	Multi-sector holdings
2.53% limited partnership interest(12)			—	—

2.53% limited partnership interest(12)			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (10% floor) due 4/30/2015		5,000	4,910	4,916
First Lien Term Loan B, LIBOR+9% (13.5% floor) due 4/30/2015		4,026	3,952	3,947
First Lien Revolver, LIBOR+6% (9% floor) due 4/30/2015(11)		—	(37)	(37)

			8,825	8,826
NDSSI Holdings, Inc.	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (13.75% floor) due 9/10/2014		30,246	29,685	29,409
First Lien Revolver, LIBOR+7% (10% floor) due 9/10/2014		3,500	3,409	3,479

			33,094	32,888
Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (11.75% floor) due 8/11/2015		8,000	7,784	7,784
First Lien Revolver, LIBOR+5.75% (8.75% floor) due 8/11/2015		—	(65)	(65)

			7,719	7,719
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (9% floor) due 8/13/2015		15,500	15,172	15,172
First Lien Term Loan B, LIBOR+10% (13% floor) due 8/13/2015		11,015	10,782	10,782
First Lien Revolver, LIBOR+7% (9% floor) due 8/13/2015		377	292	292

			26,246	26,246

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2010

Portfolio Company/Type
of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (11% floor) due 8/13/2015		7,750	7,555	7,555
First Lien Term Loan B, 15.25% due 8/13/2015		13,555	13,212	13,212
First Lien Revolver, LIBOR+6.5% (9.5% floor) due 8/13/2015		300	223	223

			20,990	20,990
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% due 9/15/2015		9,000	8,756	8,756
First Lien Term Loan B, LIBOR+11% (13.5% floor) due 9/15/2015		11,000	10,704	10,704
First Lien Revolver, LIBOR+8.5% due 9/15/2015		2,000	1,892	1,892

			21,352	21,352

Total Non-Control/Non-Affiliate Investments			$530,168	$512,899

Total Portfolio Investments			$592,497	$563,821

(1)	All debt investments are income producing unless otherwise noted in (13) or (14) below. Interest rates and floors may contain fixed rate PIK provisions. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2010

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
Rail Acquisition Corp.	May 1, 2010	- 4.5% on Term Loan	- 0.5% on Term Loan	Per restructuring agreement
Traffic Control & Safety Corp.	May 28, 2010	- 4.0% on Term Loan	+ 1.0% on Term Loan	Per restructuring agreement
Pacific Press Technologies, Inc.	July 1, 2010	- 2.0% on Term Loan	- 0.75% on Term Loan	Per waiver agreement
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund a limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2010.

(14)	Investment was on PIK non-accrual status as of September 30, 2010.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     The Company’s shares are listed on the New York Stock Exchange under the symbol “FSC.” The following table reflects common stock offerings that have occurred since inception:

			Offering
Date	Transaction	Shares	price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’exercise of over-allotment option)	9,487,500	$9.25		$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50		$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment option	300,500	$11.20		$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’exercise of over-allotment option)	9,200,000	$11.50		$105.8 million
December 2010	At-the-Market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	$12.65		$145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,558,469	$11.72		$65.1 million

(1)	Average offering price
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
     SBA regulations currently limit the amount that the Company’s SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2011, the Company’s SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to the Company’s SBIC subsidiary in the amount of $150 million, and $150.0 million of SBA debentures were outstanding as of June 30, 2011. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%, and the remainder do not yet have a locked interest rate.
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
     Although the Company expects to fund the growth of its investment portfolio through the net proceeds from the recent and future debt and equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to Regulated Investment Companies (“RICs”) under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than their recorded value.
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
     The Consolidated Financial Statements include portfolio investments at fair value of $1.05 billion and $563.8 million at June 30, 2011 and September 30, 2010, respectively. The portfolio investments represent 135.8% and 99.1% of net assets at June 30, 2011 and September 30, 2010, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     The fair value of all of the Company’s investments at June 30, 2011 and September 30, 2010 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     Fee income consists of the monthly collateral management fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination fees. The Company capitalizes a portion of the upfront loan origination fees received in connection with investments. The unearned fee income from such fees is accreted into fee income, based on the straight line method or effective interest method as applicable, over the life of the investment.
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Interest Rate Swap:
     The Company does not utilize hedge accounting and marks its interest rate swap to fair value on a quarterly basis through its Consolidated Statement of Operations.
Offering Costs:
     Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. $0.7 million of offering costs have been charged to capital during the nine months ended June 30, 2011.
Income Taxes:
     As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2011). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008, 2009 and 2010. In addition, the Company may incur a federal excise tax in future years.
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
     ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2008, 2009 or 2010. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in shareholders’ equity, and disclosures about fair value measurements. ASU 2011-04 changes the measurement of the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement related to size as a characteristic of the reporting entity’s holding rather than a characteristic of the asset or liability. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements, except it will enhance the disclosures around fair value of investments.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 3. Portfolio Investments
     At June 30, 2011, 135.8% of net assets or $1.05 billion was invested in 60 long-term portfolio investments and 2.3% of net assets or $17.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2010, 99.1% of net assets or $563.8 million was invested in 38 long-term portfolio investments and 13.5% of net assets or $76.8 million was invested in cash and cash equivalents. As of June 30, 2011, primarily all of the Company’s debt investments were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return, but are held for potential investment appreciation and capital gain.
     During the three and nine months ended June 30, 2011, the Company recorded net realized losses on investments of $14.1 million and $28.1 million, respectively. During the three and nine months ended June 30, 2010, the Company recorded net realized losses on investments of $0 and $2.8 million, respectively. During the three and nine months ended June 30, 2011, the Company recorded net unrealized appreciation of $19.4 million and $34.9 million, respectively. During the three and nine months ended June 30, 2010, the Company recorded net unrealized depreciation of $13.9 million and $11.7 million, respectively.
     The composition of the Company’s investments as of June 30, 2011 and September 30, 2010 at cost and fair value was as follows:

	June 30, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,033,320	$1,033,883	$585,529	$558,580
Investments in equity securities	14,232	19,596	6,968	5,241

Total	$1,047,552	$1,053,479	$592,497	$563,821

The composition of the Company’s debt investments as of June 30, 2011 and September 30, 2010 at fixed rates and floating rates was as follows:

	June 30, 2011		September 30, 2010
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Fixed rate debt securities	$366,528	35.45%	$375,584	67.24%
Floating rate debt securities	667,355	64.55%	182,996	32.76%

Total	$1,033,883	100.00%	$558,580	100.00%

     The following table presents the financial instruments carried at fair value as of June 30, 2011, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$869,683	$869,683
Investments in debt securities (second lien)	—	—	139,524	139,524
Investments in debt securities (subordinated)	—	—	24,676	24,676
Investments in equity securities (preferred)	—	—	4,896	4,896
Investments in equity securities (common)	—	—	14,700	14,700

Total investments at fair value	$—	$—	$1,053,479	$1,053,479
Interest rate swap	—	722	—	722

Total liabilities at fair value	$—	$722	$—	$722

     The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$416,324	$416,324
Investments in debt securities (second lien)	—	—	137,851	137,851
Investments in debt securities (subordinated)	—	—	4,405	4,405
Investments in equity securities (preferred)	—	—	2,892	2,892
Investments in equity securities (common)	—	—	2,349	2,349

Total investments at fair value	$—	$—	$563,821	$563,821
Interest rate swap	—	773	—	773

Total liabilities at fair value	$—	$773	$—	$773

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     The following table provides a roll-forward in the changes in fair value from March 31, 2011 to June 30, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total
Fair value as of March 31, 2011	$821,885	$82,586	$24,347	$4,560	$6,372	$939,750
New investments & net revolver activity	56,107	56,500	—	—	1,569	114,176
Redemptions/repayments	(9,299)	(458)	—	—	—	(9,757)
Net accrual of PIK interest income	2,212	612	419	—	—	3,243
Accretion of original issue discount	348	82	—	—	—	430
Net change in unearned income	1,129	(875)	17	—	—	271
Net unrealized appreciation (depreciation)	10,534	1,077	(107)	336	7,531	19,371
Net change from unrealized to realized	(13,233)	—	—	—	(772)	(14,005)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$869,683	$139,524	$24,676	$4,896	$14,700	$1,053,479

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2011	$(2,699)	$1,077	$(107)	$336	$6,759	$5,366
     The following table provides a roll-forward in the changes in fair value from March 31, 2010 to June 30, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total
Fair value as of March 31, 2010	$317,722	$137,947	$—	$2,662	$2,535	$460,866
New investments & net revolver activity	44,999	—	5,344	435	53	50,831
Redemptions/repayments	(3,608)	(1,849)	—	—	—	(5,457)
Net accrual of PIK interest income	1,216	955	94	—	—	2,265
Accretion of original issue discount	141	103	—	—	—	244
Net change in unearned income	(140)	126	—	—	—	(14)
Net unrealized appreciation (depreciation)	(12,254)	(781)	(278)	(159)	(449)	(13,921)
Net change from unrealized to realized	—	—	—	—	—	—
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2010	$348,076	$136,501	$5,160	$2,938	$2,139	$494,814

Net unrealized depreciation relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2010	$(12,254)	$(781)	$(278)	$(159)	$(449)	$(13,921)
     The following table provides a roll-forward in the changes in fair value from September 30, 2010 to June 30, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total
Fair value as of September 30, 2010	$416,324	$137,851	$4,405	$2,892	$2,349	$563,821
New investments & net revolver activity	482,057	56,500	21,065	2,036	6,297	567,955
Redemptions/repayments	(30,187)	(53,025)	—	—	—	(83,212)
Net accrual of PIK interest income	5,903	(3,601)	845	—	—	3,147
Accretion of original issue discount	842	397	—	—	—	1,239
Net change in unearned income	(5,992)	43	(373)	—	—	(6,322)
Net unrealized appreciation (depreciation)	27,687	1,359	(1,266)	222	6,869	34,871
Net change from unrealized to realized	(26,951)	—	—	(254)	(815)	(28,020)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$869,683	$139,524	$24,676	$4,896	$14,700	$1,053,479

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2011	$3,927	$1,579	$(1,266)	$(32)	$6,054	$10,262
The following table provides a roll-forward in the changes in fair value from September 30, 2009 to June 30, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First	Second	Subordinated	Preferred	Common
	Lien Debt	Lien Debt	Debt	Equity	Equity	Total
Fair value as of September 30, 2009	$142,018	$153,904	$—	$2,889	$800	$299,611
New investments & net revolver activity	215,031	6,000	5,344	435	689	227,499
Redemptions/repayments	3,100	(23,139)	—	—	(71)	(20,110)
Net accrual of PIK interest income	3,277	2,525	94	—	—	5,896
Accretion of original issue discount	373	319	—	—	—	692
Net change in unearned income	(4,705)	584	—	—	—	(4,121)

Net unrealized appreciation (depreciation)	(11,018)	(3,081)	(278)	(386)	3,018	(11,745)
Net change from unrealized to realized	—	(611)	—	—	(2,297)	(2,908)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2010	$348,076	$136,501	$5,160	$2,938	$2,139	$494,814

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2010	$(10,776)	$(4,380)	$(278)	$(386)	$721	$(15,099)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     The Company’s off-balance sheet arrangements consisted of $95.0 million and $49.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2011 and September 30, 2010, respectively. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2011 and September 30, 2010 is shown in the table below:

	June 30, 2011	September 30, 2010

Traffic Control & Safety Corporation	$3,514	$—
HealthDrive Corporation	2,000	1,500
IZI Medical Products, Inc.	2,500	2,500
Trans-Trade, Inc.	200	500
Riverlake Equity Partners II, LP (limited partnership interest)	878	966
Riverside Fund IV, LP (limited partnership interest)	555	864
ADAPCO, Inc.	5,250	5,750
AmBath/ReBath Holdings, Inc.	—	1,500
JTC Education, Inc.	6,409	9,062
Tegra Medical, LLC	2,500	4,000
Vanguard Vinyl, Inc.	—	1,250
Flatout, Inc.	1,500	1,500
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Mansell Group, Inc.	1,000	2,000
NDSSI Holdings, Inc.	1,500	1,500
Eagle Hospital Physicians, Inc.	2,500	2,500
Enhanced Recovery Company, LLC	4,000	3,623
Epic Acquisition, Inc.	3,000	2,700
Specialty Bakers, LLC	4,000	2,000
Rail Acquisition Corp.	5,530	4,799
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	960	—
CRGT, Inc.	12,500	—
Welocalize, Inc.	1,750	—
Miche Bag, LLC	5,000	—
Dominion Diagnostics, LLC	5,000	—
Advanced Pain Management	200	—
DISA, Inc.	4,000	—
Saddleback Fence and Vinyl Products, Inc.	400	—
Best Vinyl Fence & Deck, LLC	1,000	—
Physicians Pharmacy Alliance, Inc.	2,000	—
Cardon Healthcare Network, LLC	2,000	—
IOS Acquisitions, Inc.	2,000	—
Phoenix Brands Merger Sub LLC	2,143	—
Refac Optical Group	5,500	—
Titan Fitness, LLC	1,727	—
Baird Capital Partners V, LP (limited partnership interest)	1,000	—

Total	$95,016	$49,514

     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2011		September 30, 2010

Cost:
First lien debt	$856,290	81.74%	$430,201	72.61%
Second lien debt	150,915	14.41%	150,601	25.42%
Subordinated debt	26,116	2.49%	4,728	0.80%
Purchased equity	7,466	0.71%	2,330	0.39%
Equity grants	6,158	0.59%	4,468	0.75%
Limited partnership interests	607	0.06%	169	0.03%

Total	$1,047,552	100.00%	$592,497	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2011		September 30, 2010

Fair value:
First lien debt	$869,683	82.55%	$416,324	73.84%
Second lien debt	139,524	13.24%	137,851	24.45%
Subordinated debt	24,676	2.34%	4,405	0.78%
Purchased equity	11,559	1.10%	625	0.11%
Equity grants	7,429	0.71%	4,447	0.79%
Limited partnership interests	608	0.06%	169	0.03%

Total	$1,053,479	100.00%	$563,821	100.00%

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

	June 30, 2011		September 30, 2010
Cost:
Northeast	$318,960	30.45%	$175,371	29.60%
Southwest	264,197	25.23%	121,104	20.44%
Southeast	233,788	22.32%	108,805	18.36%
West	145,907	13.93%	133,879	22.60%
Midwest	84,700	8.07%	53,338	9.00%

Total	$1,047,552	100.00%	$592,497	100.00%

	June 30, 2011		September 30, 2010
Fair value:
Northeast	$329,582	31.29%	$161,264	28.60%
Southwest	248,952	23.63%	107,469	19.07%
Southeast	239,656	22.75%	109,457	19.41%
West	147,859	14.04%	131,881	23.39%
Midwest	87,430	8.29%	53,750	9.53%

Total	$1,053,479	100.00%	$563,821	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011		September 30, 2010
Cost:
Healthcare services	$197,862	18.89%	$87,444	14.76%
Healthcare equipment	71,172	6.79%	47,540	8.02%
Diversified support services	57,016	5.44%	26,246	4.43%
Oil & gas equipment & services	53,411	5.10%	—	0.00%
IT consulting & other services	49,955	4.77%	—	0.00%
Internet software & services	42,939	4.10%	—	0.00%
Construction and engineering	42,192	4.03%	24,987	4.22%
Leisure facilities	38,828	3.71%	6,864	1.16%
Specialty stores	34,576	3.30%	—	0.00%
Household products	33,274	3.18%	1,065	0.18%
Electronic equipment & instruments	32,674	3.12%	33,094	5.59%
Apparel, accessories & luxury goods	32,044	3.06%	23,536	3.97%
Home improvement retail	28,102	2.68%	32,631	5.51%
Education services	27,296	2.61%	44,902	7.58%
Fertilizers & agricultural chemicals	26,261	2.51%	26,695	4.51%
Food distributors	26,201	2.50%	30,415	5.13%
Integrated telecommunication services	25,976	2.48%	—	0.00%
Healthcare technology	20,749	1.98%	21,509	3.63%
Human resources & employment services	20,652	1.97%	—	0.00%
Electronic manufacturing services	19,553	1.87%	18,738	3.16%
Food retail	19,025	1.82%	19,622	3.31%
Advertising	18,946	1.81%	19,828	3.35%
Distributors	18,511	1.77%	13,351	2.25%
Air freight and logistics	17,883	1.71%	14,005	2.36%
Trucking	17,065	1.63%	17,065	2.88%
Environmental & facilities services	16,217	1.55%	8,922	1.51%
Data processing and outsourced services	12,775	1.22%	13,078	2.21%
Other diversified financial services	12,385	1.18%	—	0.00%
Industrial machinery	10,378	0.99%	10,143	1.71%
Construction materials	6,682	0.64%	17,476	2.95%
Building products	6,662	0.64%	8,292	1.40%
Housewares & specialties	5,319	0.51%	12,195	2.06%
Restaurants	4,162	0.40%	12,485	2.11%
Multi-sector holdings	608	0.02%	169	0.02%
Movies & entertainment	201	0.02%	200	0.03%

Total	$1,047,552	100.00%	$592,497	100.00%

	June 30, 2011		September 30, 2010
Fair Value:
Healthcare services	$204,851	19.45%	$89,262	15.83%
Healthcare equipment	72,705	6.90%	48,298	8.57%
Diversified support services	58,260	5.53%	26,246	4.66%
Oil & gas equipment & services	54,433	5.17%	—	0.00%
IT consulting & other services	51,263	4.87%	—	0.00%
Internet software & services	43,829	4.16%	—	0.00%
Leisure facilities	39,469	3.75%	7,040	1.25%
Construction and engineering	38,748	3.68%	23,845	4.23%
Apparel, accessories & luxury goods	36,056	3.42%	23,549	4.18%
Specialty stores	35,637	3.38%	—	0.00%
Household products	34,075	3.23%	1,065	0.19%
Electronic equipment & instruments	32,608	3.10%	32,888	5.83%
Education services	28,367	2.69%	42,111	7.47%
Home improvement retail	28,119	2.67%	32,484	5.76%
Fertilizers & agricultural chemicals	26,980	2.56%	26,812	4.76%
Food distributors	26,959	2.56%	3,317	5.38%
Integrated telecommunication services	26,500	2.52%	—	0.00%
Environmental & facilities services	22,435	2.13%	5,130	0.91%
Healthcare technology	21,412	2.03%	22,141	3.93%
Human resources & employment services	21,290	2.02%	—	0.00%
Food retail	19,552	1.86%	19,750	3.50%
Advertising	19,332	1.84%	19,847	3.52%
Distributors	18,908	1.79%	13,258	2.35%
Air freight and logistics	17,120	1.63%	14,041	2.49%
Electronic manufacturing services	14,016	1.33%	18,056	3.20%
Other diversified financial services	12,775	1.21%	—	0.00%
Data processing and outsourced services	12,571	1.19%	12,741	2.26%
Industrial machinery	10,959	1.04%	10,233	1.81%
Construction materials	6,811	0.65%	17,040	3.02%
Building products	6,776	0.64%	6,841	1.21%
Trucking	3,897	0.37%	4,597	0.82%
Housewares & specialties	3,056	0.29%	3,700	0.66%
Restaurants	2,840	0.27%	12,100	2.15%
Multi-sector holdings	608	0.06%	169	0.01%
Movies & entertainment	262	0.01%	260	0.05%

Total	$1,053,479	100.00%	$563,821	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2011 and September 30, 2010, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended June 30, 2011 and June 30, 2010, no individual investment produced income that exceeded 10% of investment income.
Note 4. Fee Income
     The Company receives a variety of fees in the ordinary course of business. Certain fees, such as some origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing and collateral management fees, are classified as fee income and recognized as they are earned on a monthly basis.
     Accumulated unearned fee income activity for the nine months ended June 30, 2011 and June 30, 2010 was as follows:

	Nine months	Nine months
	ended June 30,	ended June 30,
	2011	2010
Beginning unearned fee income balance	$11,901	$5,590
Net fees received	13,311	8,099
Unearned fee income recognized	(6,989)	(3,613)

Ending unearned fee income balance	$18,223	$10,076

     As of June 30, 2011, the Company had structured $7.7 million in aggregate exit fees across 10 portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. Exit fees are fees which are payable upon the exit of a debt investment and a portion of these fees is included in net investment income over the period of the loan. The receipt of such fees is contingent upon a successful exit event for each of the investments.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     On June 24, 2011, the Company completed a follow-on public offering of 5,558,469 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.72 per share. The net proceeds totaled $62.7 million after deducting investment banking commissions of $2.3 million and offering costs of $0.2 million.
     The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2011 and June 30, 2010:

	Three months	Three months	Nine months	Nine months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2011	2010	2011	2010
Earnings per common share — basic:
Net increase (decrease) in net assets	$20,832	$(1,889)	$53,951	$17,041
Weighted average common shares outstanding — basic	67,081	46,294	61,254	42,379
Earnings per common share — basic	$0.31	$(0.04)	$0.88	$0.40

Earnings per common share — diluted:
Net increase (decrease) in net assets, before adjustments	$20,832	$(1,889)	$53,951	$17,041
Adjustments for interest on convertible senior notes and for base management and incentive fees	1,636	—	1,636	—

Net increase (decrease) in net assets, as adjusted	$22,468	$(1,889)	$55,587	$17,041
Weighted average common shares outstanding — basic	67,081	46,294	61,254	42,379
Adjustments for dilutive effect of convertible notes	8,939	—	2,980	—

Weighted average common shares outstanding — diluted	76,020	46,294	64,234	42,379
Earnings per common share — diluted	$0.30	$(0.04)	$0.87	$0.40

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to June 30, 2011:

	Record	Payment	Amount	Cash	DRIP Shares		DRIP Shares
Date Declared	Date	Date	per Share	Distribution	Issued		Value

5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317		$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786	(1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326		0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995		0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211		0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776		0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890		0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420		0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689		0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269		0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425		0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850		0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569		0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238		0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038		0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072		0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766		0.6 million
1/30/2011	4/1/2011	4/29/2011	0.1066	6.5 million	45,193		0.6 million
1/30/2011	5/2/2011	5/31/2011	0.1066	6.5 million	48,870		0.6 million
1/30/2011	6/1/2011	6/30/2011	0.1066	6.5 million	55,367		0.6 million

(1)	Shares were purchased on the open market and distributed.
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
Note 6. Lines of Credit
     On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Wells Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo, as successor to Wachovia Bank, National Association, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     In connection with the Wells Fargo facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company will sell to Funding certain loan assets it has originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility.
     The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the Wells Fargo facility.
     The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company intends to use the net proceeds of the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2011, the Company had no borrowings outstanding under the Wells Fargo facility.
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     As of June 30, 2011, the Company had no borrowings outstanding under the ING facility.
     As of June 30, 2011, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three and nine months ended June 30, 2011 was $5.0 million and $9.6 million, respectively. Interest expense for the three and nine months ended June 30, 2010 was $0.5 million and $0.8 million, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     Accumulated PIK interest activity for the nine months ended June 30, 2011 and June 30, 2010 was as follows:

	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010

PIK balance at beginning of period	$19,301	$12,059
Gross PIK interest accrued	10,718	8,117
PIK income reserves	(541)	(1,439)
PIK interest received in cash	(7,030)	(782)
Adjustments due to loan exits	(317)	(1,143)

PIK balance at end of period	$22,131	$16,812

     As of June 30, 2011, the Company had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on two investments that did not pay all of their scheduled cash interest payments for the period ended June 30, 2011. As of June 30, 2010, the Company had stopped accruing PIK interest and OID on six investments, including three investments that had not paid all of their scheduled cash interest payments.
     Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentage of the Company’s portfolio investments at cost and fair value by accrual status for the periods ended June 30, 2011 and June 30, 2010 was as follows:

	June 30, 2011				September 30, 2010				June 30, 2010
		% of		% of		% of		% of		% of		% of
	Cost	Portfolio	Fair Value	Portfolio	Cost	Portfolio	Fair Value	Portfolio	Cost	Portfolio	Fair Value	Portfolio

Accrual	$1,025,169	97.86%	$1,046,526	99.34%	$530,965	89.61%	$531,701	94.30%	$464,112	86.88%	$463,221	93.61%
PIK non-accrual	—	0.00%	—	0.00%	—	0.00%	—	0.00%	36,901	6.91%	22,873	4.62%
Cash non-accrual	22,383	2.14%	6,953	0.66%	61,532	10.39%	32,120	5.70%	33,168	6.21%	8,721	1.77%

Total	$1,047,552	100.00%	$1,053,479	100.00%	$592,497	100.00%	$563,821	100.00%	$534,181	100.00%	$494,815	100.00%

     The non-accrual status of the Company’s portfolio investments as of June 30, 2011, September 30, 2010 and June 30, 2010 was as follows:

	June 30, 2011	September 30, 2010	June 30, 2010

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
Martini Park, LLC	—	—	Cash non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Rose Tarlow, Inc.	—	—	PIK non-accrual
Rail Acquisition Corp.	—	—	PIK non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
     Income non-accrual amounts for the three and nine months ended June 30, 2011 and June 30, 2010 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Cash interest income	$917	$1,349	$4,484	$3,794
PIK interest income	155	519	541	1,439
OID income	—	38	60	247

Total	$1,072	$1,906	$5,085	$5,480

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
     At September 30, 2010, the Company had a net loss carryforward of $1.5 million to offset net capital gains, to the extent provided by federal tax law. The capital loss carryforward will expire in the Company’s tax year ending September 30, 2017. During the year ended September 30, 2010, the Company realized capital losses from the sale of investments after October 31 and prior to year end (“post-October capital losses”) of $10.3 million, which for tax purposes are treated as arising on the first day of the following year.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2011:

	Three months ended	Nine months ended
	June 30, 2011	June 30, 2011

Net increase in net assets resulting from operations	$20,832	$53,951
Net change in unrealized (appreciation) depreciation	(18,452)	(34,922)
Book/tax difference due to deferred loan origination fees, net	(271)	6,322
Book/tax difference due to organizational and deferred offering costs	(22)	(65)
Book/tax difference due to interest income on certain loans	—	1,726
Book/tax difference due to capital losses not recognized	14,146	28,109
Other book-tax differences	(163)	(43)

Taxable/Distributable Income (1)	$16,070	$55,078

(1)	The Company’s taxable income for 2011 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2011. Therefore, the final taxable income may be different than the estimate.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	$0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	$0.1066
Monthly	5/2/2011	9/2/2011	9/30/2011	$0.1066
     For income tax purposes, the Company estimates that its distributions will be composed entirely of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2011. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.
     As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008, 2009 and 2010, the Company incurred a de minimis federal excise tax for those calendar years.
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
     During the nine months ended June 30, 2011, the Company recorded investment realization events, including the following:
•	In October 2010, the Company received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, the Company restructured its investment in Vanguard Vinyl, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
•	In December 2010, the Company restructured its investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, the Company received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In December 2010, the Company received a cash payment of $11.7 million from Western Emulsions, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction;

•	In December 2010, the Company restructured its investment in Lighting by Gregory, LLC. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $7.8 million in accordance with ASC 470-50;

•	In March 2011, the Company received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a material modification of the terms of the loan agreement. As such, the Company recorded a realized loss in the amount of $0.3 million in accordance with ASC 470-50; and

•	In March and April 2011, the Company received cash payments totaling $1.1 million from MK Network, LLC as part of a settlement of the loan agreement. In April 2011, the Company recorded a realized loss on this investment in the amount of $14.1 million.
     During the nine months ended June 30, 2010, the Company recorded investment realization events, including the following:
•	In October 2009, the Company received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In October 2009, the Company received a cash payment of $3.9 million from Elephant & Castle, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction; and

•	In March 2010, the Company recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of its investment in CPAC, Inc.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
     On January 6, 2010, the Company announced that the Investment Adviser had voluntarily agreed to take the following actions:
•	To waive the portion of its base management fee for the quarter ended December 31, 2009 attributable to four new portfolio investments, as well as cash and cash equivalents. The amount of the management fee waived was $0.7 million; and

•	To permanently waive that portion of its base management fee attributable to the Company’s assets held in the form of cash and cash equivalents as of the end of each quarter beginning March 31, 2010.
     For purposes of the waiver, cash and cash equivalents is as defined in the notes to the Company’s Consolidated Financial Statements.
     For the three and nine months ended June 30, 2011, the net base management fees were $5.4 million and $13.9 million, respectively. For the three and nine months ended June 30, 2010, the net base management fees were $2.5 million and $6.4 million, respectively. At June 30, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.4 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     For the three and nine months ended June 30, 2011, incentive fees were $4.1 million and $11.8 million, respectively. For the three and nine months ended June 30, 2010, incentive fees were $3.0 million and $7.9 million, respectively, and were comprised solely of incentive fees related to the Company’s Pre-Incentive Fee Net Investment Income. At June 30, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $4.1 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
     For the three and nine months ended June 30, 2011, the Company accrued administration expenses of $0.6 million, including $0.2 million of general and administrative expenses, and $1.9 million, including $0.8 million of general and administrative expenses, that are due to FSC, Inc., respectively. At June 30, 2011, $0.8 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Note 12. Financial Highlights

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net asset value at beginning of period	$10.68	$10.70	$10.43	$10.84
Net investment income	0.25	0.26	0.77	0.75
Net unrealized appreciation (depreciation) on investments and interest rate swap	0.28	(0.30)	0.57	(0.28)
Net realized loss on investments	(0.21)	—	(0.46)	(0.07)
Dividends declared	(0.32)	(0.32)	(0.94)	(0.89)
Issuance of common stock	0.04	0.09	0.35	0.08
Net asset value at end of period	$10.72	$10.43	$10.72	$10.43

Per share market value at beginning of period	$13.35	$11.61	$11.14	$10.93
Per share market value at end of period	$11.60	$11.03	$11.60	$11.03
Total return (1)	(10.85)%	(2.24)%	12.32%	11.55%
Common shares outstanding at beginning of period	66,668	45,283	54,550	37,879
Common shares outstanding at end of period	72,376	54,525	72,376	54,525

Net assets at beginning of period	$711,748	$484,397	$569,172	$410,556
Net assets at end of period	$775,649	$568,962	$775,649	$568,962
Average net assets (2)	$718,704	$481,979	$650,881	$449,540
Ratio of net investment income to average net assets (3)	9.22%	10.01%	9.68%	9.39%
Ratio of total expenses to average net assets (3)	8.88%	6.14%	8.29%	5.63%
Ratio of portfolio turnover to average investments at fair value	0.00%	0.00%	1.75%	1.13%
Weighted average outstanding debt (4)	$294,542	$23,269	$206,797	$11,857
Average debt per share	$4.39	$0.50	$3.38	$0.28

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(2)	Calculated based upon the daily weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the daily weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
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
     On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to remove the Company’s authority to issue shares of Series A Preferred Stock.
Note 14. Interest Rate Swaps
     In August 2010, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $100.0 million. Under the interest rate swap agreement, the Company will pay a fixed interest rate of 0.99% and receive a floating rate based on the prevailing one-month LIBOR, which as of June 30, 2011 was 0.19%. For the three and nine months ended June 30, 2011, the Company recorded unrealized depreciation of $0.9 million and unrealized appreciation of $0.1 million, respectively, related to this swap agreement. As of June 30, 2011, this swap agreement had a fair value of ($0.7) million which is included in “accounts payable, accrued expenses and other liabilities” in the Company’s Consolidated Statements of Assets and Liabilities.
     As of June 30, 2011, the Company posted $2.1 million of cash as collateral with respect to the interest rate swap. The Company is restricted in terms of access to this collateral until such swap is terminated or the swap agreement expires. Cash collateral posted is held in an account at Wells Fargo.
     Swaps contain varying degrees of off-balance sheet risk which could result from changes in the market values of underlying assets, indices or interest rates and similar items. As a result, the amounts recognized in the Consolidated Statement of Assets and Liabilities at any given date may not reflect the total amount of potential losses that the Company could ultimately incur.
Note 15. Convertible Senior Notes
     On April 12, 2011, the Company issued $152 million unsecured convertible senior notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).
      The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per year payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.
     Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of the monthly dividend of $0.1066 the Company is currently paying, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.
     The Company may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur in respect of the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.
     The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Notes, and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
      For the three months ended June 30, 2011, the Company recorded interest expense of $2.0 million related to the Convertible Notes.

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
     In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011. Other factors that could cause actual results to differ materially include:
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
     All amounts are in thousands, except share and per share amounts, percentages and as otherwise indicated.

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
      On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”) which are convertible into shares of our common stock at the initial rate of 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock).
     On June 24, 2011, we completed a follow-on public offering of 5,558,469 shares of our common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.72 per share.
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
     The fair value of all of our investments at June 30, 2011, and September 30, 2010, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.
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
     The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7% (1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2% (2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%
For the quarter ending December 31, 2010	73.9%
For the quarter ending March 31, 2011	82.0%
For the quarter ending June 30, 2011	82.9%
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
     As of June 30, 2011 and September 30, 2010, approximately 96.3% and 86.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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

Fee Income
     We receive a variety of fees in the ordinary course of business. Certain fees, such as some origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing fees, are classified as fee income and recognized as they are earned on a monthly basis.
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
     To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $22.1 million and represented 2.1% of the fair value of our portfolio of investments as of June 30, 2011 and $19.3 million or 3.4% as of September 30, 2010. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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

     A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2011	September 30, 2010
Cost:
First lien debt	81.74%	72.61%
Second lien debt	14.41%	25.42%
Subordinated debt	2.49%	0.80%
Purchased equity	0.71%	0.39%
Equity grants	0.59%	0.75%
Limited partnership interests	0.06%	0.03%

Total	100.00%	100.00%

	June 30, 2011	September 30, 2010

Fair value:
First lien debt	82.55%	73.84%
Second lien debt	13.24%	24.45%
Subordinated debt	2.34%	0.78%
Purchased equity	1.10%	0.11%
Equity grants	0.71%	0.79%
Limited partnership interests	0.06%	0.03%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	June 30, 2011	September 30, 2010
Cost:
Healthcare services	18.89%	14.76%
Healthcare equipment	6.79%	8.02%
Diversified support services	5.44%	4.43%
Oil & gas equipment & services	5.10%	0.00%
IT consulting & other services	4.77%	0.00%
Internet software & services	4.10%	0.00%
Construction and engineering	4.03%	4.22%
Leisure facilities	3.71%	1.16%
Specialty stores	3.30%	0.00%
Household products	3.18%	0.18%
Electronic equipment & instruments	3.12%	5.59%
Apparel, accessories & luxury goods	3.06%	3.97%
Home improvement retail	2.68%	5.51%
Education services	2.61%	7.58%
Fertilizers & agricultural chemicals	2.51%	4.51%
Food distributors	2.50%	5.13%
Integrated telecommunication services	2.48%	0.00%
Healthcare technology	1.98%	3.63%
Human resources & employment services	1.97%	0.00%
Electronic manufacturing services	1.87%	3.16%
Food retail	1.82%	3.31%
Advertising	1.81%	3.35%
Distributors	1.77%	2.25%
Air freight and logistics	1.71%	2.36%
Trucking	1.63%	2.88%
Environmental & facilities services	1.55%	1.51%
Data processing and outsourced services	1.22%	2.21%
Other diversified financial services	1.18%	0.00%
Industrial machinery	0.99%	1.71%
Construction materials	0.64%	2.95%
Building products	0.64%	1.40%
Housewares & specialties	0.51%	2.06%
Restaurants	0.40%	2.11%
Multi-sector holdings	0.02%	0.02%
Movies & entertainment	0.02%	0.03%

Total	100.00%	100.00%

	June 30, 2011	September 30, 2010
Fair Value:
Healthcare services	19.45%	15.83%
Healthcare equipment	6.90%	8.57%
Diversified support services	5.53%	4.66%
Oil & gas equipment & services	5.17%	0.00%
IT consulting & other services	4.87%	0.00%
Internet software & services	4.16%	0.00%
Leisure facilities	3.75%	1.25%
Construction and engineering	3.68%	4.23%
Apparel, accessories & luxury goods	3.42%	4.18%
Specialty stores	3.38%	0.00%
Household products	3.23%	0.19%
Electronic equipment & instruments	3.10%	5.83%
Education services	2.69%	7.47%
Home improvement retail	2.67%	5.76%
Fertilizers & agricultural chemicals	2.56%	4.76%
Food distributors	2.56%	5.38%
Integrated telecommunication services	2.52%	0.00%
Environmental & facilities services	2.13%	0.91%
Healthcare technology	2.03%	3.93%
Human resources & employment services	2.02%	0.00%
Food retail	1.86%	3.50%
Advertising	1.84%	3.52%
Distributors	1.79%	2.35%
Air freight and logistics	1.63%	2.49%
Electronic manufacturing services	1.33%	3.20%
Other diversified financial services	1.21%	0.00%
Data processing and outsourced services	1.19%	2.26%
Industrial machinery	1.04%	1.81%
Construction materials	0.65%	3.02%
Building products	0.64%	1.21%
Trucking	0.37%	0.82%
Housewares & specialties	0.29%	0.66%
Restaurants	0.27%	2.15%
Multi-sector holdings	0.06%	0.01%
Movies & entertainment	0.01%	0.05%

Total	100.00%	100.00%

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
     The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of June 30, 2011 and September 30, 2010:

	June 30, 2011			September 30, 2010
		Percentage of	Leverage		Percentage of	Leverage
	Fair Value	Total Portfolio	Ratio	Fair Value	Total Portfolio	Ratio
1	$99,826	9.48%	3.06	$89,150	15.81%	2.97
2	929,843	88.26%	3.47	424,495	75.29%	4.31
3	14,016	1.33%	NM (1)	18,056	3.20%	13.25
4	2,840	0.27%	NM (1)	23,823	4.23%	8.13
5	6,954	0.66%	NM (1)	8,297	1.47%	NM (1)

Total	$1,053,479	100.00%	3.35	$563,821	100.00%	4.53

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
     We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2011, we had modified the payment terms of our investments in eight portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
     As of June 30, 2011, we had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on two investments that did not pay all of their scheduled cash interest payments for the period ended June 30, 2011. As of June 30, 2010, we had stopped accruing PIK interest and OID on six investments, including three investments that had not paid all of their scheduled cash interest payments.

      Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentage of our portfolio investments at cost and fair value by accrual status for the periods ended June 30, 2011 and June 30, 2010 was as follows:

	June 30, 2011				September 30, 2010				June 30, 2010
		% of		% of		% of		% of		% of		% of
	Cost	Portfolio	Fair Value	Portfolio	Cost	Portfolio	Fair Value	Portfolio	Cost	Portfolio	Fair Value	Portfolio

Accrual	$1,025,169	97.86%	$1,046,526	99.34%	$530,965	89.61%	$531,701	94.30%	$464,112	86.88%	$463,221	93.61%
PIK non-accrual	—	0.00%	—	0.00%	—	0.00%	—	0.00%	36,901	6.91%	22,873	4.62%
Cash non-accrual	22,383	2.14%	6,953	0.66%	61,532	10.39%	32,120	5.70%	33,168	6.21%	8,721	1.77%

Total	$1,047,552	100.00%	$1,053,479	100.00%	$592,497	100.00%	$563,821	100.00%	$534,181	100.00%	$494,815	100.00%

The non-accrual status of our portfolio investments as of June 30, 2011, September 30, 2010 and June 30, 2010 was as follows:

	June 30, 2011	September 30, 2010	June 30, 2010

Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
Martini Park, LLC	—	—	Cash non-accrual
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
MK Network, LLC	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Rose Tarlow, Inc.	—	—	PIK non-accrual
Rail Acquisition Corp.	—	—	PIK non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
Income non-accrual amounts for the three and nine months ended June 30, 2011 and June 30, 2010 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Cash interest income	$917	$1,349	$4,484	$3,794
PIK interest income	155	519	541	1,439
OID income	—	38	60	247

Total	$1,072	$1,906	$5,085	$5,480

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
Comparison of the three and nine months ended June 30, 2011 and June 30, 2010
Total Investment Income
     Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, equity structuring fees, exit fees, prepayment fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments.
     Total investment income for the three months ended June 30, 2011 and June 30, 2010 was $32.4 million and $19.4 million, respectively. For the three months ended June 30, 2011, this amount primarily consisted of $29.0 million of interest income from portfolio investments (which included $3.6 million of PIK interest), and $3.3 million of fee income. For the three months ended June 30, 2010, total investment income primarily consisted of $17.4 million of interest income from portfolio investments (which included $2.4 million of PIK interest), and $1.7 million of fee income.
     Total investment income for the nine months ended June 30, 2011 and June 30, 2010 was $87.5 million and $50.5 million, respectively. For the nine months ended June 30, 2011, this amount primarily consisted of $75.6 million of interest income from portfolio investments (which included $10.2 million of PIK interest), and $11.7 million of fee income. For the nine months ended June 30, 2010, this amount primarily consisted of $45.9 million of interest income from portfolio investments (which included $6.7 million of PIK interest) and $4.0 million of fee income.
     The increase in our total investment income for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to an increase of 24 investments in our portfolio in the year-over-year period, partially offset by scheduled amortization repayments received and other debt payoffs during the same period.
Expenses
     Expenses (net of the permanently waived portion of the base management fee) for the three months ended June 30, 2011 and June 30, 2010 were $15.9 million and $7.4 million, respectively. Expenses increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 by $8.5 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense and professional fees.
     Expenses (net of the permanently waived portion of the base management fee) for the nine months ended June 30, 2011 and June 30, 2010 were $40.3 million and $18.9 million, respectively. Expenses increased for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 by $21.4 million, primarily as a result of increases in the base management fee, the incentive fee, interest expense, professional fees, and other general and administrative expenses.
Net Investment Income
     As a result of the $13.0 million increase in total investment income as compared to the $8.5 million increase in net expenses, net investment income for the three months ended June 30, 2011 reflected a $4.5 million, or 37.4%, increase compared to the three months ended June 30, 2010.
     As a result of the $37.0 million increase in total investment income as compared to the $21.4 million increase in net expenses, net investment income for the nine months ended June 30, 2011 reflected a $15.6 million, or 49.2%, increase compared to the nine months ended June 30, 2010.
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
     During the nine months ended June 30, 2011, we recorded investment realization events, including the following:

•	In October 2010, we received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, we received a cash payment of $11.0 million from TBA Global, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In November 2010, we restructured our investment in Vanguard Vinyl, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $1.7 million in accordance with ASC 470-50;

•	In December 2010, we restructured our investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $3.9 million in accordance with ASC 470-50;

•	In December 2010, we received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In December 2010, we received a cash payment of $11.7 million from Western Emulsions, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction;

•	In December 2010, we restructured our investment in Lighting by Gregory, LLC. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $7.8 million in accordance with ASC 470-50;

•	In March 2011, we received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a material modification of the terms of the loan agreement. As such, we recorded a realized loss in the amount of $0.3 million in accordance with ASC 470-50; and

•	In March and April 2011, we received cash payments totaling $1.1 million from MK Network, LLC as part of a settlement of the loan agreement. In April 2011, we recorded a realized loss on this investment in the amount of $14.1 million.
     During the nine months ended June 30, 2010, we recorded investment realization events, including the following:
•	In October 2009, we received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment in American Hardwoods;

•	In October 2009, we received a cash payment of $3.9 million from Elephant & Castle, Inc. in partial satisfaction of the obligations under the loan agreement. No realized gain or loss was recorded on this transaction; and

•	In March 2010, we recorded a realized loss in the amount of $2.9 million in connection with the sale of a portion of our investment in CPAC, Inc.
Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swap
          Net unrealized appreciation or depreciation is the net change in the fair value of our investment portfolio and our interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
          During the three months ended June 30, 2011, we recorded net unrealized appreciation of $18.5 million. This consisted of $14.0 million of net reclassifications to realized losses and $7.1 million of net unrealized appreciation on equity investments, offset by $1.7 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation on our interest rate swap. During the three months ended June 30, 2010, we recorded net unrealized depreciation of $13.9 million. This consisted of $13.3 million of net unrealized depreciation on debt investments and $0.6 million of net unrealized depreciation on equity investments.
          During the nine months ended June 30, 2011, we recorded net unrealized appreciation of $34.9 million. This consisted of $24.9 million of net reclassifications to realized losses, $4.0 million of net unrealized appreciation on debt investments and $6.0 million of net unrealized appreciation on equity investments. During the nine months ended June 30, 2010, we recorded net unrealized depreciation of $11.7 million. This consisted of $15.3 million of net unrealized depreciation on debt investments, partially offset by $0.3 million of net unrealized appreciation on equity investments and $3.3 million of reclassifications to realized losses.
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
          For the nine months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents of $59.2 million. During that period, we used $431.5 million of cash in operating activities, primarily for the funding of $566.8 million of investments, partially offset by $89.0 million of principal and PIK payments received and $47.1 million of net investment income. During the same period, cash provided by financing activities was $372.3 million, primarily consisting of $77.0 million of SBA borrowings, $206.8 million of proceeds from the issuance of our common stock, and $152.0 million of proceeds from the issuance of our convertible senior notes, partially offset by $53.6 million of cash dividends paid and $9.2 million of deferred financing costs paid.
          For the nine months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents of $6.5 million. During that period, we used $177.8 million of cash in operating activities, primarily for the funding of $226.5 million of investments, partially offset by $4.2 million of cash proceeds from the sale of investments, $15.8 million of principal and PIK payments received and $31.6 million of net investment income. During the same period cash provided by financing activities was $171.3 million, primarily consisting of $179.1 million of proceeds from the issuance of our common stock, partially offset by $36.7 million of cash dividends paid and $5.2 million of deferred financing costs paid.
          As of June 30, 2011, we had $17.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.05 billion, $7.2 million of interest and fees receivable, $150.0 million of SBA debentures payable, $152.0 million of convertible senior notes payable, and unfunded commitments of $95.0 million.

     As of September 30, 2010, we had $76.8 million in cash and cash equivalents, portfolio investments (at fair value) of $563.8 million, $3.8 million of interest and fees receivable, $73.0 million of SBA debentures payable and unfunded commitments of $49.5 million.
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
     Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2011, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
     SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of June 30, 2011, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $150.0 million of SBA debentures were outstanding as of June 30, 2011. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%, and the remainder do not yet have a locked interest rate.
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
     We have also submitted an application to the SBA for a second SBIC license. On May 27, 2011, we received a letter from the Investment Division of the SBA that invited us to continue moving forward with this application. If approved, this license would provide us with the capability to issue an additional $75 million of SBA-guaranteed debentures beyond the $150 million of SBA-guaranteed debentures we, through our wholly-owned subsidiary, currently have the ability to issue. However, there are no assurances that we will be successful in obtaining a second SBIC license from the SBA.
Significant capital transactions that occurred from October 1, 2009 through June 30, 2011

     The following table reflects the dividend distributions per share that our Board of Directors has declared on our common stock from October 1, 2009 through June 30, 2011:

Date	Record	Payment	Amount	Cash	DRIP Shares	DRIP Shares
Declared	Date	Date	per Share	Distribution	Issued	Value
November 12, 2009	December 10, 2009	December 29, 2009	$0.27	$9.7 million	44,420	$0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689	0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269	0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425	0.3 million
August 2, 2010	October 6, 2010	October 27, 2010	0.10	5.2 million	24,850	0.3 million
August 2, 2010	November 3, 2010	November 24, 2010	0.11	5.7 million	26,569	0.3 million
August 2, 2010	December 1, 2010	December 29, 2010	0.11	5.7 million	28,238	0.3 million
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	36,038	0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072	0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766	0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193	0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870	0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367	0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	—	—	—
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	—	—	—
The following table reflects share transactions that occurred from October 1, 2009 through June 30, 2011:

Date	Transaction	Shares	Share Price		Gross Proceeds (Uses)
January 27, 2010	Public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20		3.4 million
June 21, 2010	Public offering (1)	9,200,000	11.50		105.8 million
December 2010	At-the-market offering	429,110	11.87	(2)	5.1 million
February 4, 2011	Public offering (1)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering (1)	5,558,469	11.72		65.1 million

(1)	Includes the underwriters’ full or partial exercise of their over-allotment option

(2)	Average offering price
Borrowings
     On November 16, 2009, we and Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), entered into a Loan and Servicing Agreement (“Wells Agreement”), with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.
     On May 26, 2010, we amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013. The facility could be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto.
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
     In connection with the Wells Fargo facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility.
     The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
     The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We intend to use the net proceeds of the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2011, we had no borrowings outstanding under the Wells Fargo facility.
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
     The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., FSF/MP Holdings, Inc. and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
     Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
     As of June 30, 2011, we had no borrowings outstanding under the ING facility.
     As of June 30, 2011, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility or the ING facility.
     Interest expense for the three and nine months ended June 30, 2011 was $5.0 million and $9.6 million, respectively. Interest expense for the three and nine months ended June 30, 2010 was $0.5 million and $0.8 million, respectively.
     The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis:

Financial
Facility	Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$510 million	$712 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$637 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.19:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$548 million	$712 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	6.31:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	14.04:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$523 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended March 31, 2011.

     The following table reflects credit facility and debenture transactions that occurred from October 1, 2009 through June 30, 2011. Amounts available and drawn are as of June 30, 2011:

			Total		Total
			Facility	Upfront	Facility	Amount	Interest
Facility	Date	Transaction	Amount	fee Paid	Availability	Drawn	Rate
Wells Fargo facility	November 16, 2009	Entered into credit facility	$50 million	$0.8 million			LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	100 million	0.9 million			LIBOR + 3.50%
	February 28, 2011	Amended credit facility	100 million	0.4 million	$78 million (1)	$ —	LIBOR + 3.00%
ING facility	May 27, 2010	Entered into credit facility	90 million	0.8 million			LIBOR + 3.50%
	February 22, 2011	Expanded credit facility	215 million	1.6 million	215 million	—	LIBOR + 3.50%
SBA	February 16, 2010	Received capital commitment	75 million	0.8 million
	September 21, 2010	Received capital commitment	150 million	0.8 million	150 million	150 million	3.50% (2) 4.369% (3)

(1)	Availability to increase upon our decision to further collateralize the facility.

(2)	Interest rate applicable for $73.0 million of debentures (includes SBA annual charge of 0.285%).

(3)	Interest rate applicable for $65.3 million of debentures (includes SBA annual charge of 0.285%). The remainder do not yet have a locked interest rate.
      Convertible Senior Notes
      On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).
     The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per year payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
     Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of the monthly dividend of $0.1066 we are currently paying, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.
     We may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur in respect of us, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.
     The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes, and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.
     Off-Balance Sheet Arrangements
     We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2011, our only off-balance sheet arrangements consisted of $95.0 million of unfunded commitments, which was comprised of $90.6 million to provide debt financing to certain of our portfolio companies and $4.4 million related to unfunded limited partnership interests. As of September 30, 2010, our only off-balance sheet arrangements consisted of $49.5 million, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.
     Contractual Obligations
     On February 3, 2010, our SBIC subsidiary received a license, effective February 1, 2010, from the SBA to operate as an SBIC. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. As of June 30, 2011, we had $150.0 million of SBA debentures payable. $73.0 million of these debentures bear interest at a rate of 3.50% per annum, including the SBA annual charge of 0.285%, $65.3 million of these debentures bear interest at a rate of 4.369% per annum, including the SBA annual charge of 0.285%, and the remainder do not yet have a locked interest rate.
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

     As of June 30, 2011, we had no borrowings outstanding under the ING facility or Wells Fargo facility.
     The table below reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility and our Convertible Notes:

			Weighted average debt outstanding	Maximum debt outstanding
	Debt Outstanding as of	Debt Outstanding as of	for the nine months ended	for the nine months ended
	September 30, 2010	June 30, 2011	June 30, 2011	June 30, 2011
SBA debentures payable	$73,000	$150,000	$117,193	$150,000
Wells Fargo facility	—	—	26,297	85,000
ING facility	—	—	19,322	90,000
Convertible senior notes payable	—	152,000	43,985	152,000
Total debt	73,000	302,000	206,797	327,300
The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility and our Convertible Notes:

	Payments due by period as of June 30, 2011
	Total	< 1 year	1-3 years	3-5 years	> 5 years

SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	53,647	5,305	11,018	11,032	26,292
Wells Fargo facility	—	—	—	—	—
Interest due on Wells Fargo facility	—	—	—	—	—
ING facility	—	—	—	—	—
Interest due on ING facility	—	—	—	—	—
Convertible senior notes payable	152,000	—	—	152,000	—
Interest due on convertible senior notes	40,850	8,170	16,340	16,340	—
Total	$396,497	$13,475	$27,358	$179,372	$176,292
     A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2011 and September 30, 2010 is shown in the table below:

	June 30, 2011	September 30, 2010
Traffic Control & Safety Corporation	$3,514	$—
HealthDrive Corporation	2,000	1,500
IZI Medical Products, Inc.	2,500	2,500
Trans-Trade, Inc.	200	500
Riverlake Equity Partners II, LP (limited partnership interest)	878	966
Riverside Fund IV, LP (limited partnership interest)	555	864
ADAPCO, Inc.	5,250	5,750
AmBath/ReBath Holdings, Inc.	—	1,500
JTC Education, Inc.	6,409	9,062
Tegra Medical, LLC	2,500	4,000
Vanguard Vinyl, Inc.	—	1,250
Flatout, Inc.	1,500	1,500
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Mansell Group, Inc.	1,000	2,000
NDSSI Holdings, Inc.	1,500	1,500
Eagle Hospital Physicians, Inc.	2,500	2,500
Enhanced Recovery Company, LLC	4,000	3,623
Epic Acquisition, Inc.	3,000	2,700
Specialty Bakers, LLC	4,000	2,000
Rail Acquisition Corp.	5,530	4,799
Bunker Hill Capital II (QP), L.P. (limited partnership interest)	960	—
CRGT, Inc.	12,500	—
Welocalize, Inc.	1,750	—
Miche Bag, LLC	5,000	—
Dominion Diagnostics, LLC	5,000	—
Advanced Pain Management	200	—
DISA, Inc.	4,000	—
Saddleback Fence and Vinyl Products, Inc.	400	—
Best Vinyl Fence & Deck, LLC	1,000	—
Physicians Pharmacy Alliance, Inc.	2,000	—
Cardon Healthcare Network, LLC	2,000	—
IOS Acquisitions, Inc.	2,000	—
Phoenix Brands Merger Sub LLC	2,143	—
Refac Optical Group	5,500	—
Titan Fitness, LLC	1,727	—
Baird Capital Partners V, LP (limited partnership interest)	1,000	—

Total	$95,016	$49,514

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
     To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2011). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008, 2009 and 2010. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.
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
     The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2011, we paid our investment adviser $9.5 million and $25.7 million, respectively, under the investment advisory agreement.
     Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2011, we paid FSC, Inc. $0.6 million and $1.9 million, respectively, under the administration agreement.
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

Recent Developments
     On July 8, 2011, we amended the ING facility to, among other things, expand the borrowing capacity to $230 million and increase the accordion feature to allow for potential future expansion up to a total of $350 million. In addition, the ING facility’s interest rate was reduced to LIBOR plus 3.0% per annum, with no LIBOR floor, when the facility is drawn more than 35%. Otherwise, the interest rate will be LIBOR plus 3.25% per annum, with no LIBOR floor.
     On July 26, 2011, we received a cash payment of $7.4 million from Filet of Chicken in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par.
     On July 29, 2011, we paid a dividend in the amount of $0.1066 per share to stockholders of record on July 1, 2011.
     On July 29, 2011, we received a cash payment of $19.8 million from Cenegenics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par.
     On August 1, 2011, our Board of Directors declared the following dividends:
•	$0.1066 per share, payable on October 31, 2011 to stockholders of record on October 14, 2011;

•	$0.1066 per share, payable on November 30, 2011 to stockholders of record on November 15, 2011; and

•	$0.1066 per share, payable on December 23, 2011 to stockholders of record on December 13, 2011.
     On August 2, 2011, Nicos Polymers & Grinding Inc., a Control Investment, sustained a fire at its Nazareth, PA plant. We believe there is adequate insurance coverage and there will be no material loss in excess of insurance proceeds.
Recently Issued Accounting Standards
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation”). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
     As of June 30, 2011, 64.6% of our debt investment portfolio (at fair value) and 62.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2011 and September 30, 2010 was as follows:

	June 30, 2011		September 30, 2010
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$118,200	17.71%	$10,648	5.82%
1% to under 2%	211,036	31.62%	—	0.00%
2% to under 3%	171,330	25.67%	36,950	20.19%
3% to under 4%	159,677	23.93%	125,254	68.45%
4% to under 5%	887	0.13%	1,247	0.68%
5% and over	6,225	0.94%	8,897	4.86%

Total	$667,355	100.00%	$182,996	100.00%

     Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2011, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

			Net increase
Basis point increase	Interest income	Interest expense	(decrease)
100	$1,202	$(1,000)	$2,202
200	4,020	(2,000)	6,020
300	9,333	(3,000)	12,333
400	15,920	(4,000)	19,920
500	22,522	(5,000)	27,522
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
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
     There have been no material changes during the three months ended June 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued a total of 149,430 shares of common stock under our dividend reinvestment plan during the three months ended June 30, 2011. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $1.8 million.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
10.1	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.2	Incremental Assumption Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Royal Bank of Canada, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.
Date: August 3, 2011	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: August 3, 2011	/s/ William H. Craig
William H. Craig
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.2	Incremental Assumption Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Royal Bank of Canada, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.