Form 10-K
period 2011-09-30
Fifth Street Finance Corp
filed 2011-11-29
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-33901

Fifth Street Finance Corp.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1219283
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY	10606 (Zip Code)
(Address of principal executive office)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(914) 286-6800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐        NO  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2011 is $868,428,327. The registrant had 72,375,832 shares of common stock outstanding as of November 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1.	Business

General

We are a specialty finance company that lends to and invests in small and mid-sized companies, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We are externally managed and advised by Fifth Street Management LLC, which we also refer to as our “investment adviser.”

As of September 30, 2011, we had originated $1.38 billion of funded debt and equity investments. Our portfolio totaled $1.1 billion at fair value and was comprised of 65 investments, 59 of which were in operating companies and six of which were in private equity funds. The six investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2011. The weighted average yield of our debt investments as of September 30, 2011 was approximately 12.4%, which included a cash component of 11.1%.

Our investments generally range in size from $5 million to $75 million and are principally in the form of first and second lien debt investments, which may also include an equity component. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining solid credit quality. As of September 30, 2011, 90.9% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 27 out of our 65 portfolio companies as of September 30, 2011.

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

As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. See “Item 1. Business — Regulation — Business Development Company Regulations.”

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

In addition, we maintain a wholly-owned subsidiary that is licensed as a small business investment company, or SBIC, and regulated by the Small Business Administration, or the SBA. See “Item 1. Business — Regulation — Small Business Investment Company Regulations.” The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We received exemptive relief from the Securities and Exchange Commission, or SEC, to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2011, we had approximately $1.0 billion in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $1.0 billion, notwithstanding other limitations on our borrowings pursuant to our credit facilities.

On May 27, 2011, we received a letter from the Investment Division of the SBA that invited us to continue moving forward with our application to obtain an SBIC license for another one of our wholly-owned subsidiaries. Although our application for this license is subject to the SBA’s approval, we remain cautiously optimistic that we will complete the licensing process. However, there can be no assurance that the SBA will approve the issuance of an SBIC license to another one of our wholly-owned subsidiaries. If we are able to successfully obtain such an additional SBIC license, we would have similar relief from the 200% asset coverage ratio limitation as described above with respect to the SBIC debt securities issued by such SBIC subsidiary.

Our principal executive office is located at 10 Bank Street, 12th floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.

The Investment Adviser

Our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $1.7 billion in small and mid-sized companies, including the investments made by us, since 1998. Mr. Tannenbaum and his respective private investment firms have originated over 100 investment transactions. The other investment funds managed by these private investment firms generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments.

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

The key principals and members of senior management of our investment adviser are Mr. Tannenbaum, our chief executive officer and our investment adviser’s managing partner, Bernard D. Berman, our president, chief compliance officer and secretary and a partner of our investment adviser, Ivelin M. Dimitrov, our chief investment officer and a partner of our investment adviser, Juan E. Alva, a partner of our investment adviser, Casey J. Zmijeski, a partner of our investment adviser and Alexander C. Frank, our chief financial officer.

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

•

Focus on established small and mid-sized companies.    We believe that there are fewer finance companies focused on transactions involving small and mid-sized companies than larger companies, and that this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity grants than typical of transactions involving larger companies. We generally invest in companies with established market positions, seasoned management teams, proven products and services and strong regional or national operations. We believe that these companies possess better risk-adjusted return profiles than newer companies that are in the early stages of building management teams and/or a revenue base.

•

Continue our growth of direct originations.    Over the last several years, the principals of our investment adviser have developed an origination strategy that allows us to directly originate a significant portion of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and exit fees.

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

•

Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash origination fees, low leverage levels and strong investment protections. As of September 30, 2011, the weighted average yield of our debt investments was approximately 12.4%, which includes a cash component of 11.1%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•

Benefit from lower, fixed, long-term cost of capital.    The SBIC license held by our wholly-owned subsidiary allows it to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is a significant part of our capital base, our relative cost of debt capital may be lower than many of our competitors. In addition, SBIC leverage represents a stable, long-term component of our capital structure that should permit the proper matching of duration and cost compared to our portfolio investments. We are currently seeking to obtain an SBIC license for another one of our wholly-owned subsidiaries that would allow us to issue up to an additional $75 million of SBA-guaranteed debt.

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

•

Ability to exert meaningful influence.    We target investment opportunities in which we will be the lead/sole investor in our tranche and in which we can add value through active participation in the direction of the company, often through advisory positions.

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

Deal Origination

Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 1,300 of such private equity firms and our investment adviser has active relationships with approximately 250 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.

Our investment adviser reviewed over 800 potential investment transactions with private equity sponsors during the year ended September 30, 2011. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.

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

Investments

We target debt investments that will yield meaningful current income and provide the opportunity for capital appreciation through equity securities. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2011, 90.9% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2011, we directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining solid credit quality.

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

Private Equity Fund Investments

We make investments in the private equity funds of certain of our equity sponsors. In general, we make these investments where we have a long term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2011, we had investments in six private equity funds, which represented less than 1% of the fair value of our assets as of such date.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2011:

Investment Rating	Fair Value (thousands)	% of Portfolio
1	$81,335	7.26%
2	1,021,990	91.26%
3	8,660	0.77%
4	—	0.00%
5	7,852	0.71%

Total	$1,119,837	100.00%

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

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA), cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•

The Valuation Committee of our Board of Directors reviews the preliminary valuations, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2011 and September 30, 2010 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. Upon completion of their process each quarter, the independent valuation firms provide us with a written report regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

The percentages of our portfolio at fair value for which independent valuation firms provided us with valuation assistance by period were as follows:

	Percentage of Portfolio at Fair Value
For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7	%(1)
For the quarter ended June 30, 2009	92.1%
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not valued by an independent valuation firm during such period

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not valued by an independent valuation firm during such period

We intend to have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio on an annual basis.

Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Competition

We compete for investments with a number of business development companies and investment funds (including private equity funds and mezzanine funds) as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer and our willingness to make smaller investments.

We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “Item 1. Business — Investment Advisory Agreement.” Our investment adviser employs a total of 21 investment professionals, including its principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer, Bernard D. Berman, given his compensation arrangement with our investment adviser. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. For a more detailed discussion of the administration agreement, see “Item 1. Business — Administration Agreement.”

Investment Advisory Agreement

Overview of Our Investment Adviser

Management Services

Our investment adviser, Fifth Street Management LLC, is registered as an investment adviser under the Investment Advisers Act of 1940, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

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

Fees Paid to Our Investment Adviser

We pay our investment adviser a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our investment adviser and any incentive fees earned by our investment adviser will ultimately be borne by our common stockholders.

Base Management Fee

The base management fee is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter is appropriately pro rated. Our investment adviser permanently waived the portion of the base management fee attributable to cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter beginning March 31, 2010. As a result, our base management fee is calculated at an annual rate of 2% of our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter.

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

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 2%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate(1) = 2%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses) = 2.2%

Incentive fee	= = =	100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4) 100% × (2.2% – 2%) 0.2%

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

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate(1) = 2%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses) = 2.8%

Incentive fee = 100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)

Incentive fee = 100% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.5%))

Catch up	=	2.5% – 2%
	=	0.5%
Incentive fee	=	(100% × 0.5%) + (20% × (2.8% – 2.5%))
	=	0.5% + (20% × 0.3%)
	=	0.5% + 0.06%
	=	0.56%

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

Alternative 1

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

Year 4: FMV of Investment B determined to be $24 million

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

Duration and Termination

The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. At a meeting of the Board of Directors held on March 1, 2011, the Board of Directors, including a majority of the independent directors, approved the annual continuation of the investment advisory agreement, and then on May 2, 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 1, 2011, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Fifth Street Management LLC;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•

any existing and potential sources of indirect income to Fifth Street Management LLC from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	information about the services to be performed and the personnel performing such services under the investment advisory agreement;

•	the organizational capability and financial condition of Fifth Street Management LLC and its affiliates; and

•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders.

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

Exchange Act Reports

We maintain a website at http://www.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth” and “— Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.”

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This provides us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $150 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and on our website at http://www.fifthstreetfinance.com.

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

Introduction

As an investment adviser registered under the Advisers Act, our investment adviser has a fiduciary duty to act solely in the best interests of its client. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its client.

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

Small Business Investment Company Regulations

In August 2009, we formed Fifth Street Mezzanine Partners IV, L.P., a wholly-owned subsidiary. In February 2010, Fifth Street Mezzanine Partners IV, L.P. received final approval to be licensed by the SBA as an SBIC.

The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of September 30, 2011, our SBIC subsidiary had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding. On May 27, 2011, we received a letter from the Investment Division of the SBA that invited us to continue moving forward with our application to obtain an SBIC license for another one of our wholly-owned subsidiaries. Although our application for this license is subject to the SBA’s approval, we remain cautiously optimistic that we will complete the licensing process. If we ultimately receive an SBIC license for another one of our wholly-owned subsidiaries, we would be permitted to issue up to an additional $75 million of SBA-guaranteed debentures.

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

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Taxation as a Regulated Investment Company

As a business development company, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2008 taxable year. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest modest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which would have an adverse effect on our results of operations.

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. In this regard, as a result of recent economic conditions and their impact on certain of our portfolio companies, we have agreed to modify the payment terms of our investments in seven of our portfolio companies as of September 30, 2011. Such modified terms include changes in payment-in-kind interest provisions and/or cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the recent economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders and have a material adverse effect on our results of operations.

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of our assets are subject to security interests under secured credit facilities or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the facilities or with respect to our SBA-guaranteed debentures, we may suffer adverse consequences, including foreclosure on our assets.

As of September 30, 2011, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

While we expect to be able to issue additional equity securities, we cannot assure you that equity financing will be available to us on favorable terms, or at all. Also, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value and share price could decline.

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

Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Tannenbaum, our chief executive officer and managing partner of our investment adviser, is the managing partner of Fifth Street Capital LLC, a private investment firm. Although the other investment funds managed by Fifth Street Capital LLC and its affiliates generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments, in the future, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.

As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption “Item 1. Business — Investment Advisory Agreement — Fees Paid to Our Investment Adviser — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

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

On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and is regulated by the SBA. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.

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

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

In addition, as discussed elsewhere in this annual report on Form 10-K, our loans typically contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

We have made, and may in the future make, unsecured debt investments in portfolio companies. Unsecured debt investments are unsecured and junior to other indebtedness of the portfolio company. As a consequence, the holder of an unsecured debt investment may lack adequate protection in the event the portfolio company becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the portfolio company defaults on its indebtedness. In addition, unsecured debt investments of small and mid-sized companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

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

We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We may be unable to invest a significant portion of the net proceeds from an offering of our common stock on acceptable terms within an attractive timeframe.

Delays in investing the net proceeds raised in an offering of our common stock may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, business development companies and SBICs;

•	loss of our business development company or RIC status or our SBIC subsidiary’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.

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

Our convertible senior notes are convertible into shares of our common stock beginning January 1, 2016 or, under certain circumstances, earlier. Upon conversion, we must deliver shares of our common stock. The conversion rate of our convertible senior notes was initially, and currently is, 67.7415 shares of our common stock per $1,000 principal amount of our convertible senior notes (equivalent to a conversion price of approximately $14.76 per share of common stock), subject to adjustment in certain circumstances. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible senior notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We may not have, or have the ability to raise, the funds necessary to repurchase our convertible senior notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our convertible senior notes.

Holders of our convertible senior notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible senior notes surrendered therefor. In addition, our ability to repurchase our convertible senior notes or deliver shares of our common stock upon conversions of the convertible senior notes may be limited by law, by regulatory authority or by agreements governing our indebtedness, including our credit facilities. In this regard, the ING facility prohibits us from repurchasing our convertible senior notes in certain circumstances upon the occurrence of a fundamental change. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the convertible senior notes or to deliver any shares of our common stock deliverable on future conversions of the convertible senior notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible senior notes.

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

Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our convertible senior notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Internal Revenue Code (the “Code”), such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our convertible senior notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.

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

We do not own any real estate or other physical properties materially important to our operations; however, we utilize office space that is leased by FSC, Inc. for our principal executive office at 10 Bank Street, 12th floor, White Plains, NY 10606. Our investment adviser also maintains additional office space at 2 Greenwich Office Park, 2nd floor, Greenwich, CT 06831. We may from time to time lease satellite office space elsewhere, but these leases are generally not material to our operations. We believe that our current office facilities are adequate for our business as we intend to conduct it.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock traded on the New York Stock Exchange under the symbol “FSC” until November 28, 2011. The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal year ended September 30, 2010
First quarter	$10.99	$9.35
Second quarter	$12.13	$10.45
Third quarter	$13.64	$10.49
Fourth quarter	$11.30	$9.79
Fiscal year ended September 30, 2011
First quarter	$12.35	$10.94
Second quarter	$13.95	$11.83
Third quarter	$13.45	$11.42
Fourth quarter	$11.84	$8.38

On November 28, 2011, our common stock began trading on the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The last reported price for our common stock on November 28, 2011 was $9.38 per share. As of November 25, 2011, we had 70 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2011, we issued a total of 337,963 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our DRIP was approximately $4.1 million.

Distributions

Our dividends, if any, are determined by our Board of Directors. Our dividend policy is based upon the following key principles:

•	Pay dividends consistent with our current and future earnings potential;

•	Set dividend rates that are projected to be stable and growing over time reflecting confidence in our future financial performance; and

•	Provide clarity that we intend to cover our dividend payout level with net investment income.

In addition, we have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a Regulated Investment Company.”

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

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock since October 1, 2009:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value

November 12, 2009	December 10, 2009	December 29, 2009	$0.27	$9.7 million	44,420		$0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689		0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269		0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425		0.3 million
August 2, 2010	October 6, 2010	October 27, 2010	0.10	5.2 million	24,850		0.3 million
August 2, 2010	November 3, 2010	November 24, 2010	0.11	5.7 million	26,569		0.3 million
August 2, 2010	December 1, 2010	December 29, 2010	0.11	5.7 million	28,238		0.3 million
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	36,038		0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	(1)	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431	(1)	0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487	(1)	0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph

The following graph compares the cumulative 39-month total return to shareholders on Fifth Street Finance Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes the following investment companies, which have elected to be regulated as business development companies under the 1940 Act: Apollo Investment Corp., Ares Capital Corp., Blackrock Kelso Capital Corp., Gladstone Capital Corp., MCG Capital Corp. and MVC Capital Inc. The graph assumes that the value of the investment in the common stock of each company, in each index, and in the peer group was $100 on June 12, 2008 (the date our common stock began to trade on the NYSE Stock Market in connection with our initial public offering), assumes the reinvestment of all cash dividends prior to any tax effect, and tracks the investment through to September 30, 2011. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

*	$100 invested on June 12, 2008 in stock or May 31, 2008 in index, including reinvestment of dividends.

	June 12, 2008	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09
Fifth Street Finance Corp	100.00	84.90	85.31	69.97	71.73	95.66	106.87	107.87
NYSE Composite	100.00	92.29	80.76	62.21	54.23	64.87	76.35	79.80
NASDAQ Financial	100.00	86.30	94.82	76.09	62.09	68.96	76.10	77.63
Peer Group	100.00	85.96	97.79	61.85	36.79	59.04	85.19	93.78

		Mar-10	Jun-10	Sep-10	Dec-10	Mar-11	Jun-11	Sep-11
Fifth Street Finance Corp		119.76	116.79	119.14	133.42	150.26	133.99	109.89
NYSE Composite		83.17	72.73	82.31	90.49	96.00	95.65	78.56
NASDAQ Financial		84.41	75.51	76.81	88.30	89.29	86.18	70.97
Peer Group		120.34	102.39	122.41	132.94	138.85	128.80	105.59

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2011, 2010 and 2009 is below.

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Total investment income	$37,686	$32,442	$29,701	$25,335	$20,033	$19,407	$17,856	$13,241	$12,485	$12,839	$11,920	$12,585
Net investment income	19,989	16,526	16,556	14,056	11,437	12,032	11,206	8,349	7,777	7,888	7,488	8,210
Realized and unrealized gain (loss)	(43,733)	4,306	(885)	3,392	(6,062)	(13,920)	(1,731)	1,105	(86)	(1,950)	(4,651)	(18,482)
Net increase (decrease) in net assets resulting from operations	(23,744)	20,832	15,671	17,448	5,375	(1,888)	9,475	9,454	7,691	5,938	2,837	(10,272)
Net assets	728,627	775,649	711,748	574,920	569,172	568,962	484,397	410,257	410,556	272,702	272,353	268,548
Total investment income per common share	$0.52	$0.48	$0.48	$0.46	$0.37	$0.42	$0.42	$0.35	$0.41	$0.56	$0.52	$0.56
Net investment income per common share	0.28	0.25	0.27	0.26	0.21	0.26	0.26	0.22	0.26	0.35	0.33	0.36
Earnings (loss) per common share	(0.33)	0.31	0.25	0.32	0.10	(0.04)	0.22	0.25	0.25	0.26	0.12	(0.46)
Net asset value per common share at period end	10.07	10.72	10.68	10.44	10.43	10.43	10.70	10.82	10.84	11.95	11.94	11.86

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

In October 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock. Any stock repurchases under this program are to be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided it is below the most recently published net asset value per share. The stock repurchase program expires December 31, 2011 and may be limited or terminated by the Board of Directors at any time without prior notice.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. The financial information as of and for the period from inception (February 15, 2007) to September 30, 2007, and for the fiscal years ended September 30, 2008, 2009, 2010 and 2011 set forth below was derived from our audited financial statements and related notes for Fifth Street Mezzanine Partners III, L.P. and Fifth Street Finance Corp., respectively.

(dollars in thousands, except per share amounts)	At and for the Year Ended September 30, 2011	At and for the Year Ended September 30, 2010	At and for the Year Ended September 30, 2009	At and for the Year Ended September 30, 2008	At September 30, 2007 and for the period February 15, 2007 through September 30, 2007
Statement of Operations data:
Total investment income	$125,165	$70,538	$49,828	$33,219		$4,296
Base management fee, net	19,656	9,275	5,889	4,258		1,564
Incentive fee	16,782	10,756	7,841	4,118		—
All other expenses	23,080	7,483	4,736	4,699		1,773
Gain on extinguishment of convertible senior notes	1,480	—	—	—		—
Net investment income	67,127	43,024	31,362	20,144		959
Unrealized appreciation (depreciation) on interest rate swap	773	(773)	—	—		—
Realized loss on interest rate swap	(1,335)	—	—	—		—
Unrealized appreciation (depreciation) on investments	(7,299)	(1,054)	(10,795)	(16,948)		123
Realized gain (loss) on investments	(29,059)	(18,781)	(14,373)	62		—
Net increase in partners’ capital/net assets resulting from operations	30,207	22,416	6,194	3,258		1,082
Per share data:
Net asset value per common share at period end	$10.07	$10.43	$10.84	$13.02	$	N/A
Market price at period end	9.32	11.14	10.93	10.05		N/A
Net investment income	1.05	0.95	1.27	1.29		N/A
Net realized and unrealized loss on investments and interest rate swap	(0.58)	(0.46)	(1.02)	(1.08)		N/A
Net increase in partners’ capital/net assets resulting from operations	0.47	0.49	0.25	0.21		N/A
Dividends paid per share	1.28	0.99	1.20	0.61		N/A
Balance Sheet data at period end:
Total investments at fair value	$1,119,837	$563,821	$299,611	$273,759		$88,391
Cash and cash equivalents	67,644	76,765	113,205	22,906		17,654
Other assets	22,236	11,340	3,071	2,484		1,285
Total assets	1,209,717	651,926	415,887	299,149		107,330
Total liabilities	481,090	82,754	5,331	4,813		514
Total net assets	728,627	569,172	410,556	294,336		106,816
Other data:
Weighted average yield on debt investments(1)	12.4%	14.0%	15.7%	16.2%		16.8%
Number of investments at period end	65	38	28	24		10

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, SBICs or RICs; and

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

On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”) which are convertible into shares of our common stock at the rate of 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock).

On June 24, 2011, we completed a follow-on public offering of 5,558,469 shares of our common stock, which included the underwriters’ partial exercise of their over-allotment option, at the offering price of $11.72 per share.

Current Market Conditions

Since mid-2007, the global financial markets have experienced stress, volatility, illiquidity, and disruption. This turmoil appears to have peaked in the fall of 2008, resulting in several major financial institutions becoming insolvent, being acquired, or receiving government assistance. While the turmoil in the financial markets appears to have abated somewhat, the global economy continues to experience economic uncertainty. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital.

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

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income, revenues, or in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Valuation Committee of our Board of Directors;

•	The Valuation Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•

The Valuation Committee of our Board of Directors reviews the preliminary valuations, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at September 30, 2011, and September 30, 2010, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. Upon completion of their processes each quarter, the independent valuation firms provide us with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith. We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued on an annual basis.

The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7	%(1)
For the quarter ended June 30, 2009	92.1%
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not valued by an independent valuation firm during such period

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not valued by an independent valuation firm during such period

As of September 30, 2011 and September 30, 2010, approximately 92.6% and 86.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon a successful exit event for each of the investments. A portion of these fees are included in net investment income over the life of the loan. As of September 30, 2011, we had structured $7.9 million in aggregate exit fees across 11 portfolio investments upon the future exit of those investments.

Payment-in-Kind (PIK) Interest

Our loans typically contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $22.7 million and represented 2.0% of the fair value of our portfolio of investments as of September 30, 2011 and $19.3 million or 3.4% as of September 30, 2010. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition

Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining solid credit quality.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2011	September 30, 2010
Cost:
First lien debt	77.05%	72.61%
Second lien debt	13.97%	25.42%
Subordinated debt	7.40%	0.80%
Purchased equity	0.97%	0.39%
Equity grants	0.53%	0.75%
Limited partnership interests	0.08%	0.03%

Total	100.00%	100.00%

	September 30, 2011	September 30, 2010
Fair value:
First lien debt	78.14%	73.84%
Second lien debt	12.80%	24.45%
Subordinated debt	7.25%	0.78%
Purchased equity	1.12%	0.11%
Equity grants	0.60%	0.79%
Limited partnership interests	0.09%	0.03%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	September 30, 2011	September 30, 2010
Cost:
Healthcare services	19.65%	14.76%
Oil & gas equipment services	7.11%	0.00%
Healthcare equipment	6.16%	8.02%
Diversified support services	4.80%	4.43%
IT consulting & other services	4.23%	0.00%
Internet software & services	3.79%	0.00%
Construction and engineering	3.74%	4.22%
Leisure facilities	3.29%	1.16%
Electronic equipment & instruments	3.01%	5.59%
Specialty stores	2.99%	0.00%
Household products	2.70%	0.18%
Apparel, accessories & luxury goods	2.68%	3.97%
Education services	2.57%	7.58%
Fertilizers & agricultural chemicals	2.49%	4.51%
Home improvement retail	2.42%	5.51%
Pharmaceuticals	2.36%	0.00%
Integrated telecommunication services	2.25%	0.00%
Food distributors	1.80%	5.13%
Healthcare technology	1.77%	3.63%
Human resources & employment services	1.77%	0.00%
Electronic manufacturing services	1.75%	3.16%
Advertising	1.72%	3.35%
Auto parts & equipment	1.63%	0.00%
Distributors	1.61%	2.25%
Air freight & logistics	1.56%	2.36%
Trucking	1.48%	2.88%
Environmental & facilities services	1.41%	1.51%
Restaurants	1.21%	2.11%
Leisure products	1.17%	0.00%
Diversified financial services	1.15%	0.00%
Data processing & outsourced services	1.10%	2.21%
Industrial machinery	0.90%	1.71%
Construction materials	0.58%	2.95%
Building products	0.58%	1.40%
Housewares & specialties	0.46%	2.06%
Multi-sector holdings	0.09%	0.02%
Movies & entertainment	0.02%	0.03%
Food retail	0.00%	3.31%

Total	100.00%	100.00%

Fair value:
Healthcare services	20.67%	15.83%
Oil & gas equipment services	7.38%	0.00%
Healthcare equipment	6.42%	8.57%
Diversified support services	5.02%	4.66%
IT consulting & other services	4.42%	0.00%
Internet software & services	3.91%	0.00%
Leisure facilities	3.43%	1.25%
Construction and engineering	3.20%	4.23%
Specialty stores	3.14%	0.00%
Electronic equipment & instruments	3.11%	5.83%
Apparel, accessories & luxury goods	3.00%	4.18%
Education services	2.69%	7.47%

	September 30, 2011	September 30, 2010
Household products	2.67%	0.19%
Fertilizers & agricultural chemicals	2.61%	4.76%
Home improvement retail	2.46%	5.76%
Pharmaceuticals	2.46%	0.00%
Integrated telecommunication services	2.36%	0.00%
Food distributors	1.88%	5.38%
Human resources & employment services	1.87%	0.00%
Healthcare technology	1.87%	3.93%
Advertising	1.80%	3.52%
Environmental & facilities services	1.78%	0.91%
Auto parts & equipment	1.70%	0.00%
Distributors	1.69%	2.35%
Air freight & logistics	1.54%	2.49%
Leisure products	1.22%	0.00%
Diversified financial services	1.19%	0.00%
Restaurants	1.06%	2.15%
Industrial machinery	0.97%	1.81%
Electronic manufacturing services	0.77%	3.20%
Construction materials	0.61%	3.02%
Building products	0.43%	1.21%
Data processing & outsourced services	0.31%	2.26%
Housewares & specialties	0.23%	0.66%
Multi-sector holdings	0.11%	0.01%
Movies & entertainment	0.02%	0.05%
Trucking	0.00%	0.82%
Food retail	0.00%	3.50%

Total	100.00%	100.00%

Portfolio Asset Quality

We employ a grading system to assess and monitor the credit risk of our investment portfolio. We rate all investments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the investment, and other factors considered relevant to making a credit judgment.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of September 30, 2011 and September 30, 2010:

Investment Rating	September 30, 2011			September 30, 2010
	Fair Value (thousands)	% of Portfolio	Leverage Ratio	Fair Value (thousands)	% of Portfolio	Leverage Ratio
1	$ 81,335	7.26%	3.16	$ 89,150	15.81%	2.97
2	1,021,990	91.26%	3.87	424,495	75.29%	4.31
3	8,660	0.77%	NM(1)	18,056	3.20%	13.25
4	—	0.00%	—	23,823	4.23%	8.13
5	7,852	0.71%	NM(1)	8,297	1.47%	NM(1)

Total	$1,119,837	100.00%	3.82	$563,821	100.00%	4.53

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2011, we had modified the payment terms of our investments in seven portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of September 30, 2011, we had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011. As of September 30, 2010, we had stopped accruing cash interest, PIK interest and OID on five investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2010. As of September 30, 2009, we had stopped accruing PIK interest and OID on five investments, including two investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2009.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentages of the Company’s portfolio investments at cost and fair value by accrual status for the periods ended September 30, 2011, September 30, 2010 and September 30, 2009 were as follows:

	September 30, 2011				September 30, 2010				September 30, 2009
(dollars in thousands)	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,116,762	96.60%	$1,111,986	99.30%	$530,965	89.61%	$531,701	94.30%	$277,335	84.75%	$271,420	90.59%
PIK non-accrual	—	0.00%	—	0.00%	—	0.00%	—	0.00%	20,787	6.35%	12,639	4.22%
Cash non-accrual	39,320	3.40%	7,851	0.70%	61,532	10.39%	32,120	5.70%	29,110	8.90%	15,552	5.19%

Total	$1,156,082	100.00%	$1,119,837	100.00%	$592,497	100.00%	$563,821	100.00%	$327,232	100.00%	$299,611	100.00%

The non-accrual status of the Company’s portfolio investments as of September 30, 2011, September 30, 2010, and September 30, 2009 was as follows:

	September 30, 2011	September 30, 2010	September 30, 2009
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	—	PIK non-accrual
MK Network, LLC	—	Cash non-accrual	—
Martini Park, LLC	—	—	PIK non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	—	—
O’Currance, Inc.	Cash non-accrual	—	—

Income non-accrual amounts related to the above investments for the years ended September 30, 2011, September 30, 2010 and September 30, 2009 were as follows:

(dollars in thousands)	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
Cash interest income	$5,815	$5,804	$2,938
PIK interest income	851	1,903	1,398
OID income	105	329	403

Total	$6,771	$8,036	$4,739

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

Comparison of years ended September 30, 2011 and September 30, 2010

Total Investment Income

Total investment income for the years ended September 30, 2011 and September 30, 2010 was $125.2 million and $70.5 million, respectively. For the year ended September 30, 2011, this amount primarily consisted of $108.3 million of interest income from portfolio investments (which included $13.7 million of PIK interest) and $16.7 million of fee income. For the year ended September 30, 2010, this amount primarily consisted of $63.9 million of interest income from portfolio investments (which included $10.0 million of PIK interest) and $6.0 million of fee income.

The increase in our total investment income for the year ended September 30, 2011 as compared to the year ended September 30, 2010 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 21 debt investments in our portfolio, partially offset by scheduled amortization repayments received and other debt payoffs and a decrease in the weighted average yield of our debt investments during the year over year period.

Expenses

Expenses for the years ended September 30, 2011 and September 30, 2010 were $59.5 million and $27.5 million, respectively. Expenses increased for the year ended September 30, 2011 as compared to the year ended September 30, 2010 by $32.0 million. This was due primarily to increases in:

•

Base management fee, which was attributable to a 98.6% increase in the fair value of the investment portfolio during the year, partially offset by our investment advisor’s decision to permanently waive the base management fee on cash and cash equivalents beginning for the quarter ended March 31, 2010;

•	Incentive fee, which was attributable to a 56.0% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 995.7% increase in weighted average debt outstanding for the year-over-year period.

Gain on Extinguishment of Convertible Senior Notes

During the year ended September 30, 2011, we repurchased $17.0 million of our Convertible Notes in the open market and surrendered them to the Trustee for cancellation. The aggregate purchase price of these Convertible Notes was $15.1 million. As such we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded was $1.5 million.

Net Investment Income

As a result of the $54.6 million increase in total investment income as compared to the $32.0 million increase in total expenses, net investment income for the year ended September 30, 2011 reflected a $24.1 million, or 56.0%, increase compared to the year ended September 30, 2010.

Realized Gain (Loss) on Investments and Interest Rate Swap

Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and interest rate swaps and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

During the year ended September 30, 2011, we recorded investment realization events, including the following:

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

•

In March and April 2011, we received cash payments totaling $1.1 million from MK Network, LLC as part of a settlement of the loan agreement. In April 2011, we recorded a realized loss on this investment in the amount of $14.1 million;

•

In July 2011, we received a cash payment of $7.3 million from Filet of Chicken in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In July 2011, we received a cash payment of $19.8 million from Cenegenics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation;

•

In September 2011, we received a cash payment of $19.1 million from Flatout, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•	In September 2011, we received a cash payment of $0.1 million in connection with the sale of our investment in CPAC, Inc. We recorded a realized loss on this investment in the amount of $1.0 million.

During the year ended September 30, 2010, we recorded investment realization events, including the following:

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

Net Unrealized Appreciation (Depreciation) on Investments and Interest Rate Swap

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended September 30, 2011, we recorded net unrealized depreciation of $6.5 million. This consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications to realized losses on our investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments. During the year ended September 30, 2010, we recorded net unrealized depreciation of $1.8 million. This consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of reclassifications to realized losses on our investments (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investments.

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

Expenses

Expenses (net of the permanently waived portion of the base management fee) for the years ended September 30, 2010 and September 30, 2009 were $27.5 million and $18.4 million, respectively. Expenses increased for the year ended September 30, 2010 as compared to the year ended September 30, 2009 by $9.1 million. This was due primarily to increases in:

•

Base management fee, which was attributable to a 88.2% increase in the fair value of the investment portfolio during the year, partially offset by our investment advisor’s decision to permanently waive the base management fee on cash and cash equivalents beginning for the quarter ended March 31, 2010;

•	Incentive fee, which was attributable to a 37.2% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 350.1% increase in weighted average debt outstanding for the year-over-year period.

Net Investment Income

As a result of the $20.7 million increase in total investment income as compared to the $9.1 million increase in total expenses, net investment income for the year ended September 30, 2010 reflected a $11.6 million, or 37.2%, increase compared to the year ended September 30, 2009.

Realized Gain (Loss) on Investments and Interest Rate Swap

During the year ended September 30, 2010, we recorded investment realization events, including the following:

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

Net Unrealized Appreciation (Depreciation) on Investments and Interest Rate Swap

During the year ended September 30, 2010, we recorded net unrealized depreciation of $1.8 million. This consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of reclassifications to realized losses on our investments (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investments. During the year ended September 30, 2009, we recorded net unrealized depreciation of $10.8 million. This consisted of $23.1 million of net unrealized depreciation on debt investments and $2.0 million of net unrealized depreciation on equity investments, offset by $14.3 million of reclassifications to realized losses on our investments (resulting in unrealized appreciation).

Financial Condition, Liquidity and Capital Resources

Cash Flows

We have a number of alternatives available to fund the growth of our investment portfolio and our operations, including, but not limited to, raising equity, increasing debt and funding from operational cash flow. Additionally, we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.

For the year ended September 30, 2011, we experienced a net decrease in cash and cash equivalents of $9.1 million. During that period, we used $517.9 million of cash in operating activities, primarily for the funding of $703.5 million of investments and net revolvers, partially offset by $120.4 million of principal and PIK payments received and $67.1 million of net investment income. During the same period cash provided by financing activities was $508.8 million, primarily consisting of $206.8 million of proceeds from issuances of our common stock, $77.0 million of SBA borrowings, $136.9 million of proceeds from the issuance of our convertible senior notes (net of repurchases) and $178.0 million of net borrowings under our credit facilities, partially offset by $76.7 million of cash dividends paid, $0.8 million of offering costs paid and $12.4 million of deferred financing costs paid.

For the year ended September 30, 2010, we experienced a net decrease in cash and cash equivalents of $36.4 million. During that period, we used $239.2 million of cash in operating activities, primarily for the funding of $315.8 million of investments and net revolvers, partially offset by $36.8 million of principal and PIK payments received and $43.0 million of net investment income. During the same period cash provided by financing activities was $202.7 million, primarily consisting of $179.1 million of proceeds from issuances of our common stock and $73.0 million of SBA borrowings, partially offset by $41.8 million of cash dividends paid, $1.3 million of offering costs paid and $6.3 million of deferred financing costs paid.

As of September 30, 2011, we had $67.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.1 billion, $6.8 million of interest and fees receivable, $150.0 million of SBA debentures payable, $178.0 million of borrowings outstanding under our credit facilities, $135.0 million of convertible senior notes payable and unfunded commitments of $108.8 million.

As of September 30, 2010, we had $76.8 million in cash and cash equivalents, portfolio investments (at fair value) of $563.8 million, $3.8 million of interest and fees receivable, $73.0 million of SBA debentures payable, no borrowings outstanding under our credit facilities and unfunded commitments of $49.5 million.

Other Sources of Liquidity

We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2011, we were in compliance with this requirement. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of September 30, 2011, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $150.0 million of SBA debentures were outstanding as of September 30, 2011 that had a fair value of $102.0 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount (thousands)	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

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

We have also submitted an application to the SBA for a second SBIC license. On May 27, 2011, we received a letter from the Investment Division of the SBA that invited us to continue moving forward with this application. If approved, this license would provide us with the capability to issue an additional $75 million of SBA-guaranteed debentures beyond the $150 million of SBA-guaranteed debentures we, through our wholly-owned subsidiary, currently have the ability to issue. However, there are no assurances that we will be successful in obtaining a second SBIC license from the SBA. If we are able to successfully obtain such an additional SBIC license, we would have similar relief from the 200% asset coverage ratio limitation as described above with respect to the SBIC debt securities issued by such SBIC subsidiary.

Significant capital transactions that have occurred since October 1, 2009

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock since October 1, 2009:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 12, 2009	December 10, 2009	December 29, 2009	$0.27	$9.7 million	44,420		$0.5 million
January 12, 2010	March 3, 2010	March 30, 2010	0.30	12.9 million	58,689		0.7 million
May 3, 2010	May 20, 2010	June 30, 2010	0.32	14.0 million	42,269		0.5 million
August 2, 2010	September 1, 2010	September 29, 2010	0.10	5.2 million	25,425		0.3 million
August 2, 2010	October 6, 2010	October 27, 2010	0.10	5.2 million	24,850		0.3 million
August 2, 2010	November 3, 2010	November 24, 2010	0.11	5.7 million	26,569		0.3 million
August 2, 2010	December 1, 2010	December 29, 2010	0.11	5.7 million	28,238		0.3 million
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	36,038		0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	(1)	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431	(1)	0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487	(1)	0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2009 through September 30, 2011:

Date	Transaction	Shares	Share Price		Gross Proceeds (Uses)
January 27, 2010	Public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment	300,500	11.20		3.4 million
June 21, 2010	Public offering(1)	9,200,000	11.50		105.8 million
December 2010	At-the-market offering	429,110	11.87	(3)	5.1 million
February 4, 2011	Public offering(1)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(2)	5,558,469	11.72		65.1 million

(1)	Includes the underwriters’ full exercise of their over-allotment option
(2)	Includes the underwriters’ partial exercise of their over-allotment option
(3)	Average offering price

Borrowings

On November 16, 2009, we and Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote special purpose subsidiary (“Funding”), entered into a Loan and Servicing Agreement (“Wells Agreement”) with respect to a three-year credit facility (“Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2011, we had $39.5 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $39.5 million.

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allowed us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. None of our SBIC subsidiaries

Funding, Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

Pursuant to the ING Security Agreement, FSFC Holdings, Inc. and Fifth Street Fund of Funds LLC guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interest in FSFC Holdings, Inc. and FSFC Holdings, Inc. pledged its entire equity interest in Fifth Street Fund of Funds LLC to the collateral agent pursuant to the terms of the ING Security Agreement.

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. On November 29, 2011, we amended the ING Credit Agreement to ensure that, based on our estimate of taxable income for the fiscal year ended September 30, 2011, we would remain in compliance with the annual distribution limit provision when we finalize our taxable income amount upon the filing of our tax return in June 2012.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.

As of September 30, 2011, we had $133.5 million of borrowings outstanding under the ING facility, which had a fair value of $133.5 million.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum with no LIBOR floor, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2011, we had $5.0 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $5.0 million.

As of September 30, 2011, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility.

Interest expense for the years ended September 30, 2011, 2010 and 2009 was $15.1 million, $1.9 million and $0.6 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$541 million	$776 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$684 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.62:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$602 million	$776 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	6.10:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	12.42:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$586 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2011. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2011.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations.”

The following table reflects credit facility and debenture transactions that occurred from October 1, 2009 through September 30, 2011. Amounts available are as of September 30, 2011.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Availability		Remaining Availability	Interest Rate
Wells Fargo facility	November 16, 2009	Entered into credit facility	$50 million	$0.8 million				LIBOR + 4.00%
	May 26, 2010	Expanded credit facility	100 million	0.9 million				LIBOR + 3.50%
	February 28, 2011	Amended credit facility	100 million	0.4 million	$40 million	(1)	$—	LIBOR + 3.00%
ING facility	May 27, 2010	Entered into credit facility	90 million	0.8 million				LIBOR + 3.50%
	February 22, 2011	Expanded credit facility	215 million	1.6 million				LIBOR + 3.50%
	July 8, 2011	Expanded credit facility	230 million	0.4 million	230 million		96 million	LIBOR + 3.00%/3.25% (2)
SBA	February 16, 2010	Received capital commitment	75 million	0.8 million
	September 21, 2010	Received capital commitment	150 million	0.8 million	150 million		—	3.567% (3)
Sumitomo facility	September 16, 2011	Entered into credit facility	200 million	2.5 million	10 million	(1)	5 million	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%).

On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).

The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per year payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

We may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur in respect to us, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.

For the year ended September 30, 2011, we recorded interest expense of $4.1 million related to the Convertible Notes.

We may, to the extent permitted by law, repurchase the Convertible Notes in the open market or by tender offer at any price or by private agreement without giving prior notice to holders. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. During the year ended September 30, 2011, we repurchased, and surrendered to the Trustee for cancellation, Convertible Notes as follows:

Trade Date	Settlement Date	Principal Repurchased (thousands)	Purchase Price (thousands)
8/1/2011	8/4/2011	$2,000	$1,820
8/3/2011	8/8/2011	5,000	4,525
8/5/2011	8/10/2011	10,000	8,725

Total		$17,000	$15,070

As of September 30, 2011, there were $135.0 million Convertible Notes outstanding, which had a fair value of $113.4 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2011, our only off-balance sheet arrangements consisted of $108.8 million of unfunded commitments, which was comprised of $102.7 million to provide debt financing to certain of our portfolio companies and $6.1 million related to unfunded limited partnership interests. As of September 30, 2010, our only off-balance sheet arrangements consisted of $49.5 million, which was comprised of $46.7 million to provide debt financing to certain of our portfolio companies and $2.8 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial convenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes:

(amounts in thousands)	Debt Outstanding as of September 30, 2010	Debt Outstanding as of September 30, 2011	Weighted average debt outstanding for the year ended September 30, 2011	Maximum debt outstanding for the year ended September 30, 2011
SBA debentures payable	$73,000	$150,000	$125,462	$150,000
Wells Fargo facility	—	39,524	30,461	$85,000
ING facility	—	133,500	22,851	$133,500
Sumitomo facility	—	5,000	—	$5,000
Convertible senior notes payable	—	135,000	68,775	$152,000

Total debt	$73,000	$463,024	$247,549	$463,024

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes:

	Payments due by period as of September 30, 2011
(amounts in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	53,813	5,773	11,556	11,572	24,912
Wells fargo facility	39,524	—	39,524	—	—
Interest due on Wells Fargo facility	3,083	1,280	1,803	—	—
ING facility	133,500	—	133,500	—	—
Interest due on ING facility	10,413	4,339	6,074	—	—
Sumitomo facility	5,000	—	—	—	5,000
Interest due on Sumitomo facility	858	123	246	246	243
Convertible senior notes payable	135,000	—	—	135,000	—
Interest due on convertible senior notes	32,703	7,256	14,513	10,934	—

Total	$563,894	$18,771	$207,216	$157,752	$180,155

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2011 and September 30, 2010 is shown in the table below:

	September 30, 2011 (thousands)	September 30, 2010 (thousands)
JTC Education, Inc.	$14,000	$9,062
CRGT, Inc.	12,500	—
Charter Brokerage, LLC	6,176	—
Refac Optical Group	5,500	—
Rail Acquisition Corp.	5,446	4,799
Miche Bag, LLC	5,000	—
Dominion Diagnostics, LLC	5,000	—
ADAPCO, Inc.	4,250	5,750
Enhanced Recovery Company, LLC	4,000	3,623
DISA, Inc.	4,000	—
Traffic Control & Safety Corporation	3,014	—
Epic Acquisition, Inc.	3,000	2,700
Phoenix Brands Merger Sub LLC	3,000	—

	September 30, 2011 (thousands)	September 30, 2010 (thousands)
Discovery Practice Management, Inc.	3,000	—
Titan Fitness, LLC	2,957	—
IZI Medical Products, Inc.	2,500	2,500
Eagle Hospital Physicians, Inc.	2,500	2,500
HealthDrive Corporation	2,000	1,500
Mansell Group, Inc.	2,000	2,000
Specialty Bakers, LLC	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	—
Cardon Healthcare Network, LLC	2,000	—
Milestone Partners IV, LP (limited partnership interest)	2,000	—
Tegra Medical, LLC	1,500	4,000
Flatout, Inc.	1,500	1,500
IOS Acquisitions, Inc.	1,250	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Best Vinyl Fence & Deck, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	960	—
Riverlake Equity Partners II, LP (limited partnership interest)	878	966
Welocalize, Inc.	750	—
Baird Capital Partners V, LP (limited partnership interest)	701	—
Riverside Fund IV, LP (limited partnership interest)	555	864
Saddleback Fence and Vinyl Products, Inc.	400	—
Advanced Pain Management	267	—
Trans-Trade, Inc.	200	500
AmBath/ReBath Holdings, Inc.	—	1,500
Vanguard Vinyl, Inc.	—	1,250
NDSSI Holdings, LLC.	—	1,500

Total	$108,804	$49,514

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2011). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008, 2009 and 2010. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

Related Party Transactions

We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2011, 2010 and 2009, we have paid our investment adviser $36.5 million, $20.0 million and $13.7 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. We have paid FSC, Inc. $2.9 million, $2.0 million and $1.3 million for the fiscal years ended September 30, 2011, September 30, 2010 and September 30, 2009, respectively, under the administration agreement.

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

Recent Developments

In October 2011, we repurchased $10.5 million principal of our Convertible Notes in the open market for an aggregate purchase price of $8.9 million and surrendered these Convertible Notes to the Trustee for cancellation.

On November 1, 2011, CD OPCO LLC (dba “Nicos Polymers & Grinding, Inc.”) was merged into Coll Materials Group LLC. After the merger, the owners of CD OPCO LLC hold 50% of Coll Materials Group LLC, and we hold 23.25% of Coll Materials Group LLC. Our first lien revolver and term loan were consolidated into a $13.7 million second lien term loan with a scheduled maturity of three years that bears monthly cash interest at a rate of 12.0% per annum.

On August 23, 2011, Premier Trailer Leasing, Inc. filed for Chapter 11 bankruptcy protection in Delaware. We objected to a debtor-proposed plan of reorganization, and presented our evidence in support of a competing valuation in the court. On November 10, 2011, a bankruptcy court judge confirmed a plan of reorganization for Premier Trailer Leasing, Inc. which provided no recovery for us.

On November 10, 2011, our Board of Directors declared the following monthly dividends:

•	$0.0958 per share, payable on January 31, 2012 to stockholders of record on January 13, 2012;

•	$0.0958 per share, payable on February 29, 2012 to stockholders of record on February 15, 2012; and

•	$0.0958 per share, payable on March 30, 2012 to stockholders of record on March 15, 2012.

On November 14, 2011, we received a cash payment of $21.6 million from IZI Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par, and the amount received included an exit fee of $0.8 million and a prepayment fee of $0.6 million. We also received a cash payment of $1.1 million in return for our 453,755 preferred units of IZI Holdings, LLC, which were granted to us as part of the original investment funding on March 31, 2009.

On November 28, 2011, we transferred the listing of our common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.”

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

As of September 30, 2011, 67.3% of our debt investment portfolio (at fair value) and 64.1% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2011 and September 30, 2010 was as follows:

	September 30, 2011		September 30, 2010
	Fair Value (thousands)	% of Floating Rate Portfolio	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$125,453	16.96%	$10,648	5.82%
1% to under 2%	261,878	35.40%	—	0.00%
2% to under 3%	168,928	22.83%	36,950	20.19%
3% to under 4%	176,976	23.92%	125,254	68.45%
4% to under 5%	757	0.10%	1,247	0.68%
5% and over	5,843	0.79%	8,897	4.86%

Total	$739,835	100.00%	$182,996	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2011, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income (thousands)	Interest expense (thousands)	Net increase (decrease) (thousands)
100	$1,000	$2,000	$(1,000)
200	4,000	4,000	—
300	10,000	5,000	5,000
400	18,000	7,000	11,000
500	25,000	9,000	16,000

(1)	A hypothetical decline in interest rates would not have a material impact on our financial statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2011 and September 30, 2010:

	September 30, 2011		September 30, 2010
	Interest Bearing Cash and Investments (thousands)	Borrowings (thousands)	Interest Bearing Cash and Investments (thousands)	Borrowings (thousands)
Money market rate	$67,644	$—	$76,765	$—
Prime rate	38,890	53,000	—	—
LIBOR
30 day	51,368	125,024	—	—
90 day	654,932	—	188,884	—
Fixed rate	418,981	285,000	417,197	73,000

Total	$1,231,815	$463,024	$682,846	$73,000

On August 16, 2010, we entered into an interest rate swap agreement that expired on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of September 30, 2011, we were no longer party to any interest rate swap agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Finance Corp. (“the Company”) at September 30, 2011 and September 30, 2010, and the results of its operations, the changes in net assets and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 135 of the annual report to the stockholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2011 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Fifth Street Finance Corp.

We have audited the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Fifth Street Finance Corp. (a Delaware corporation) (the “Company”) as of September 30, 2009 (not included herein), and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights (included in Note 12), for the year ended September 30, 2009. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Fifth Street Finance Corp. as of September 30, 2009, and the results of operations, changes in net assets and its cash flows and financial highlights. for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

New York, New York

December 9, 2009

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share amounts)

	September 30, 2011	September 30, 2010
ASSETS
Investments at Fair Value:
Control investments (cost September 30, 2011: $13,726; cost September 30, 2010: $12,195)	$14,500	$3,700
Affiliate investments (cost September 30, 2011: $34,182; cost September 30, 2010: $50,134)	25,897	47,222
Non-control/Non-affiliate investments (cost September 30, 2011: $1,108,174; cost September 30, 2010: $530,168)	1,079,440	512,899

Total Investments at Fair Value (cost September 30, 2011: $1,156,082; cost September 30, 2010: $592,497)	1,119,837	563,821
Cash and cash equivalents	67,644	76,765
Interest and fees receivable	6,752	3,814
Due from portfolio company	552	103
Deferred financing costs	14,668	5,466
Collateral posted to bank and other assets	264	1,957

Total Assets	$1,209,717	$651,926

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,175	$1,322
Base management fee payable	5,710	2,876
Incentive fee payable	4,997	2,859
Due to FSC, Inc.	1,480	1,083
Interest payable	4,669	283
Payments received in advance from portfolio companies	35	1,331
Credit facilities payable	178,024	—
SBA debentures payable	150,000	73,000
Convertible senior notes payable	135,000	—

Total Liabilities	481,090	82,754

Net Assets:
Common stock, $0.01 par value, 150,000 shares authorized, 72,376 and 54,550 shares issued and outstanding at September 30, 2011 and September 30, 2010	724	546
Additional paid-in-capital	829,620	619,760
Net unrealized depreciation on investments and interest rate swap	(35,976)	(29,449)
Net realized loss on investments and interest rate swap	(63,485)	(33,091)
Accumulated undistributed (overdistributed) net investment income	(2,256)	11,406

Total Net Assets	728,627	569,172

Total Liabilities and Net Assets	$1,209,717	$651,926

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Interest income:
Control investments	$89	$183	$—
Affiliate investments	4,265	7,619	10,633
Non-control/Non-affiliate investments	90,224	46,090	27,931
Interest on cash and cash equivalents	19	237	209

Total interest income	94,597	54,129	38,773

PIK interest income:
Control investments	347	—	—
Affiliate investments	989	1,227	1,634
Non-control/Non-affiliate investments	12,339	8,777	5,821

Total PIK interest income	13,675	10,004	7,455

Fee income:
Control investments	127	—	—
Affiliate investments	667	1,433	1,102
Non-control/Non-affiliate investments	15,888	4,538	2,440

Total fee income	16,682	5,971	3,542

Dividend and other income:
Non-control/Non-affiliate investments	211	434	23
Other income	—	—	35

Total dividend and other income	211	434	58

Total investment income	125,165	70,538	49,828

Expenses:
Base management fee	19,656	10,002	6,061
Incentive fee	16,782	10,756	7,841
Professional fees	2,709	1,349	1,493
Board of Directors fees	452	278	310
Interest expense	15,137	1,929	637
Administrator expense	1,699	1,322	796
General and administrative expenses	3,083	2,605	1,500

Total expenses	59,518	28,241	18,638
Base management fee waived	—	(727)	(172)

Net expenses	59,518	27,514	18,466

Gain on extinguishment of convertible senior notes	1,480	—	—

Net investment income	67,127	43,024	31,362
Unrealized appreciation (depreciation) on interest rate swap	773	(773)	—
Realized loss on interest rate swap	(1,335)	—	—
Unrealized appreciation (depreciation) on investments:
Control investments	9,437	(2,141)	(1,792)
Affiliate investments	(5,374)	3,294	286
Non-control/Non-affiliate investments	(11,362)	(2,207)	(9,289)

Net unrealized depreciation on investments	(7,299)	(1,054)	(10,795)

Realized loss on investments:
Control investments	(7,806)	—	—
Affiliate investments	(14,146)	(6,937)	(4,000)
Non-control/Non-affiliate investments	(7,107)	(11,844)	(10,373)

Total realized loss on investments	(29,059)	(18,781)	(14,373)

Net increase in net assets resulting from operations	$30,207	$22,416	$6,194

Net Investment Income per common share — basic	$1.05	$0.95	$1.27
Earnings per common share — basic	$0.47	$0.49	$0.25
Weighted average common shares outstanding — basic	64,057	45,441	24,654
Net Investment Income per common share — diluted	$1.01	$0.95	$1.27
Earnings per common share — diluted	$0.47	$0.49	$0.25
Weighted average common shares outstanding — diluted	68,716	45,441	24,654

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Operations:
Net investment income	$67,127	$43,024	$31,362
Net unrealized depreciation on investments and interest rate swap	(6,526)	(1,827)	(10,795)
Net realized loss on investments and interest rate swap	(30,394)	(18,781)	(14,373)

Net increase in net assets resulting from operations	30,207	22,416	6,194

Stockholder transactions:
Distributions to stockholders	(80,790)	(43,737)	(29,592)

Net decrease in net assets from stockholder transactions	(80,790)	(43,737)	(29,592)

Capital share transactions:
Issuance of common stock, net	205,947	178,018	137,625
Issuance of common stock under dividend reinvestment plan	4,091	1,919	2,455
Repurchases of common stock	—	—	(462)

Net increase in net assets from capital share transactions	210,038	179,937	139,618

Total increase in net assets	159,455	158,616	116,220
Net assets at beginning of period	569,172	410,556	294,336

Net assets at end of period	$728,627	$569,172	$410,556

Net asset value per common share	$10.07	$10.43	$10.84

Common shares outstanding at end of period	72,376	54,550	37,879

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands, except per share amounts)

	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$30,207	$22,416	$6,194
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Gain on extinguishment of convertible senior notes	(1,480)	—	—
Net unrealized depreciation on investments and interest rate swap	6,526	1,827	10,795
Net realized losses on investments and interest rate swap	30,394	18,780	14,373
PIK interest income	(13,675)	(10,004)	(7,455)
Recognition of fee income	(16,681)	(5,971)	(3,542)
Accretion of original issue discount on investments	(2,063)	(893)	(843)
Amortization of deferred financing costs	2,747	798	—
Other income	—	—	(35)
Changes in operating assets and liabilities:
Fee income received	21,890	11,882	3,896
Increase in interest and fees receivable	(1,715)	(947)	(499)
(Increase) decrease in due from portfolio company	(449)	51	(74)
(Increase) decrease in collateral posted to bank and other assets	358	(1,906)	(15)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	629	(176)	156
Increase in base management fee payable	2,834	1,324	171
Increase in incentive fee payable	2,138	915	130
Increase in due to FSC, Inc.	397	379	130
Increase (decrease) in interest payable	4,386	283	(39)
Increase (decrease) in payments received in advance from portfolio companies	(1,296)	1,140	57
Purchases of investments and net revolver activity, net of syndications	(703,461)	(315,777)	(61,200)
Principal payments received on investments (scheduled payments)	31,718	12,026	6,452
Principal payments received on investments (payoffs)	78,635	22,768	11,100
PIK interest income received in cash	9,988	1,619	428
Proceeds from the sale of investments	50	306	144

Net cash used in operating activities	(517,923)	(239,160)	(19,676)

Cash flows from financing activities:
Dividends paid in cash	(76,699)	(41,818)	(27,136)
Repurchases of common stock	—	—	(462)
Borrowings under SBA debentures payable	77,000	73,000	—
Borrowings under credit facilities	658,500	43,000	29,500
Repayments of borrowings under credit facilities	(480,476)	(43,000)	(29,500)
Proceeds from the issuance of convertible senior notes	152,000	—	—
Repurchases of convertible senior notes	(15,070)	—	—
Proceeds from the issuance of common stock	206,788	179,125	138,578
Deferred financing costs paid	(12,400)	(6,264)	—
Offering costs paid	(841)	(1,323)	(1,005)

Net cash provided by financing activities	508,802	202,720	109,975

Net increase (decrease) in cash and cash equivalents	(9,121)	(36,440)	90,299
Cash and cash equivalents, beginning of period	76,765	113,205	22,906

Cash and cash equivalents, end of period	$67,644	$76,765	$113,205

Supplemental Information:
Cash paid for interest	$7,553	$848	$426
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$4,091	$1,919	$2,455

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments (3)
Lighting By Gregory, LLC (9)(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,366	$3,996	$2,526
First Lien Bridge Loan, 8% PIK due 3/31/2012		112	113	—
97.38% membership interest			1,210	—

			5,319	2,526
Nicos Polymers & Grinding, Inc.	Environmental & facilities services
First Lien Term Loan, 8% cash due 12/4/2017		5,347	5,280	5,189
First Lien Revolver, 8% cash due 12/4/2017		1,500	1,500	1,551
50% Membership interest in CD Holdco, LLC			1,627	5,234

			8,407	11,974

Total Control Investments			$13,726	$14,500

Affiliate Investments (4)
O’Currance, Inc.(13)(14)	Data Processing & Outsourced Services
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012		$11,414	$11,254	$3,173
First Lien Term Loan B, 12.875% cash 4% PIK 3/21/2012		1,164	1,140	324
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	—
3.3% Membership Interest in O’Currance Holding Co., LLC			250	—

			12,774	3,497
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		5,712	5,527	5,843
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		15,161	14,801	15,067
1,080,399 shares of Series A Preferred Stock			1,080	1,490

			21,408	22,400

Total Affiliate Investments			$34,182	$25,897

Non-Control/Non-Affiliate Investments (7)
Repechage Investments Limited (13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011		$3,558	$3,412	$1,829
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	1,829
Traffic Control & Safety Corporation (9)	Construction and Engineering
Senior Term Loan, LIBOR+9% cash due 6/29/2012		5,000	4,870	4,957
Senior Revolver, LIBOR+9% cash due 6/29/2012		11,986	11,754	11,966
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015		20,795	20,602	17,545
Subordinated Loan, 15% PIK due 5/28/2015		5,325	5,325	1,346
24,750 shares of Series B Preferred Stock			247	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			43,236	35,814
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	388
191,977 Shares A Shares			192	74

			408	462
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor) cash due 8/8/2012		750	749	757
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/8/2012		5,776	5,750	5,814
1,000 Common Units (6)			43	181

			6,542	6,752

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Boot Barn	Apparel, accessories & luxury goods and footwear
255.78 shares of Series A&B Preferred Stock			247	71
1,354 shares of Common Stock			9	9

			256	80
Premier Trailer Leasing, Inc. (9)(13)(14)	Trucking
Second Lien Term Loan, 13.25% cash 3.25% PIK due 10/23/2012		19,070	17,064	—
285 shares of Common Stock			1	—

			17,065	—
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		10,278	10,112	10,226
33,463 shares of Common Stock			345	634

			10,457	10,860
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 8% cash 4% PIK due 9/1/2013		18,415	15,636	4,106
First Lien Revolver, 7.85% cash due 9/1/2013		4,554	4,554	4,554

			20,190	8,660
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,844	6,736	6,840

			6,736	6,840
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		6,263	6,049	6,352
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,282	10,212	10,217
First Lien Revolver, 12% cash due 7/17/2013 (11)			(7)	—

			16,254	16,569
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		18,895	18,631	18,938

			18,631	18,938
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,060

			598	1,060
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% cash due 3/31/2014		3,236	3,215	3,244
First Lien Term Loan B, 13% cash 3% PIK due 3/31/2014		17,258	16,861	17,061
First Lien Revolver, 10% cash due 3/31/2014 (11)			(25)	—
453,755 Preferred units of IZI Holdings, LLC			454	642

			20,505	20,947
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 13% cash 2.5% PIK due 9/10/2014		12,523	12,287	11,763
First Lien Revolver, 12% cash due 9/10/2014		5,800	5,697	5,479

			17,984	17,242

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest (16)			122	122

			122	122
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest (16)			445	445

			445	445
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% cash due 12/17/2014		8,000	7,871	8,010
First Lien Term Loan B, 12% cash 2% PIK due 12/17/2014		15,521	15,306	15,371
First Lien Term Revolver, 10% cash due 12/17/2014		5,750	5,623	5,809

			28,800	29,190
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		3,500	3,500	3,497
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		22,999	22,999	22,600
First Lien Term Revolver, LIBOR+6.5% (3% floor) cash due 12/30/2014 (10)		1,500	1,500	1,479

			27,999	27,576
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (3% floor) cash due 12/31/2014		30,134	29,467	29,780
First Lien Revolver, LIBOR+9.5% (3.25% floor) cash due 12/31/2014 (11)			(305)	—
17,391 Shares of Series A-1 Preferred Stock			313	313
17,391 Shares of Common Stock			187	83

			29,662	30,176
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		22,540	22,244	22,744
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		22,551	22,270	22,226
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,449	2,501

			46,963	47,471
Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest (12)(16)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		10,675	10,512	10,654
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,142	9,001	9,067
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (11)			(29)	—

			19,484	19,721
NDSSI Holdings, LLC	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		29,788	29,370	29,278
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,435	3,538
2,000 Series D Preferred Units			2,047	2,047

			34,852	34,863
Eagle Hospital Physicians, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		25,400	24,907	25,246
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015 (11)			(42)	—

			24,865	25,246

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		13,961	13,713	13,945
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,070	10,882	11,015
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (11)			(69)	—

			24,526	24,960
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (3% floor) cash due 8/13/2015		8,329	8,189	8,343
First Lien Term Loan B, 12.25% cash 3% PIK due 8/13/2015		17,246	16,962	17,281
First Lien Revolver, LIBOR+6.5% (3% floor) cash due 8/13/2015(11)			(50)	—

			25,101	25,624
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		8,325	8,148	8,220
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,770	10,756
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,000	1,916	2,029

			20,834	21,005
CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% cash due 10/1/2015		27,913	27,495	27,659
First Lien Term Loan B, 12.5% cash 10/1/2015		22,000	21,648	21,869
First Lien Revolver, LIBOR+7.5% cash due 10/1/2015(11)			(200)	—

			48,943	49,528
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		15,990	15,720	15,668
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		21,231	20,888	20,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015		5,250	5,152	5,162
2,086,163 Common Units in RPWL Holdings, LLC			2,086	1,973

			43,846	43,786
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		13,708	13,353	13,735
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,425	14,983	17,115
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015(11)			(105)	—
10,371 Preferred Equity units in Miche Holdings, LLC(6)			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC(6)			1,463	1,496

			30,731	33,515
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.50% limited partnership interest(16)			40	40

			40	40
Dominion Diagnostics, LLC(9)	Healthcare services
First Lien Term Loan A, LIBOR+7% (2.5% floor) cash due 12/17/2015		29,550	29,030	29,442
First Lien Term Loan B, LIBOR+10.5% (2.5% floor) cash 1% PIK due 12/17/2015		20,008	19,675	19,546
First Lien Revolver, LIBOR+6.5% (2.5% floor) cash due 12/17/2015(11)			(83)	—

			48,622	48,988
Advanced Pain Management	Healthcare services

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		8,046	7,923	8,007
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015		133	129	135

			8,052	8,142
DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		12,460	12,256	12,542
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 12/30/2015		8,395	8,264	8,410
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015(11)			(63)	—

			20,457	20,952
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% cash due 11/30/2013		773	773	773
First Lien Revolver, 8% cash due 11/30/2013			—	—

			773	773
Best Vinyl Fence & Deck, LLC	Building products
First Lien Term Loan A, 8% cash due 11/30/2013		2,061	1,947	2,061
First Lien Term Loan B, 8% PIK due 7/31/2011(15)		3,969	3,969	2,000
First Lien Revolver, 8% cash due 11/30/2013			—	—

			5,916	4,061
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		16,766	16,461	16,702
First Lien Revolver, LIBOR+6% cash due 1/4/2016(11)			(35)	—

			16,426	16,702
Cardon Healthcare Network, LLC	Diversified support services
First Lien Term Loan, LIBOR+10% (1.75% floor) cash due 1/6/2016(9)		11,250	11,051	11,210
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/6/2016(11)			(35)	—

			11,016	11,210
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		13,600	13,311	13,329

			13,311	13,329
IOS Acquisitions, Inc.	Oil & gas equipment & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 1/14/2016		8,700	8,576	8,656
First Lien Term Loan B, LIBOR+10% (2% floor) cash 2% PIK due 1/14/2016		10,618	10,466	10,480
First Lien Revolver, LIBOR+8% (2% floor) cash due 1/14/2016		750	714	777

			19,756	19,913
Actient Pharmaceuticals, LLC	Healthcare services
First Lien Term Loan, LIBOR+6.25% (2% floor) cash due 7/29/2015		9,180	9,018	9,169

			9,018	9,169
Phoenix Brands Merger Sub LLC	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		8,036	7,875	7,674
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		20,390	20,035	19,071
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,429	3,303	3,198

			31,213	29,943
U.S. Collections, Inc.	Diversified support services

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		10,847	10,649	10,828

			10,649	10,828
CCCG, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,738	34,115	34,152

			34,115	34,152
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,813	24,292	24,440

			24,292	24,440
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		14,220	13,920	14,273
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,162	19,731	20,078
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016(11)			(113)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	847

			34,538	35,198
Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (1.5% floor) cash due 4/4/2017		4,416	4,352	4,332
First Lien Term Loan B, LIBOR+6% (1.5% floor) cash due 4/4/2017		5,000	4,929	4,903

			9,281	9,235
Ernest Health, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1.75% floor) cash due 5/13/2017		25,000	24,656	25,049

			24,656	25,049
Securus Technologies, Inc.	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		26,500	25,995	26,374

			25,995	26,374
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		7,980	7,904	7,977

			7,904	7,977
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75 (1.25% floor) cash due 6/30/2016		17,063	16,878	16,938
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,545	11,422	11,343
First Lien Term Loan C, 18% PIK due 6/30/2016		2,721	2,693	2,593
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		543	506	821

			31,499	31,695
Baird Capital Partners V, LP	Multi-sector holdings

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
0.4% limited partnership interest(16)			299	299

			299	299
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		17,411	17,242	17,411
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2016		10,043	9,948	10,043
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		1,176	1,107	1,177

			28,297	28,631
Stackpole Powertrain International ULC	Auto parts & equipment
Subordinated Term Loan, 12% cash 2% PIK due 8/1/2018		18,059	17,883	18,059
1,000 Common Units			1,000	1,000

			18,883	19,059
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		7,027	6,942	7,027
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,248	6,174	6,248
Senior Revolver, LIBOR+7% cash due 8/8/2016(11)			(37)	—

			13,079	13,275
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,530	10,417	10,530
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,181	3,147	3,181

			13,564	13,711
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		10,000	9,803	10,000

			9,803	10,000
Milestone Partners IV, LP	Multi-sector holdings
3.07% limited partnership interest(12)(16)			—	—

			—	—
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		10,000	9,926	10,000
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,331	17,500

			27,257	27,500
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		19,002	18,816	19,002
250,000 Class A Units			250	250

			19,066	19,252

Total Non-Control/Non-Affiliate Investments			$1,108,174	$1,079,440

Total Portfolio Investments			$1,156,082	$1,119,837

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Cardon Healthcare Network, LLC	July 1, 2011	-2.5% on Term Loan		Tier pricing per credit agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan agreement

Dominion Diagnostics, LLC	April 1, 2011	– 0.5% on Term Loan A	– 1.0% on Term Loan B	Tier pricing per credit agreement

Lighting by Gregory, LLC	March 11, 2011	– 2.0% on Bridge Loan		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Traffic Control & Safety Corporation	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement

Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2011.

(14)	Investment was on PIK non-accrual status as of September 30, 2011.

(15)	Best Vinyl Fence & Deck, LLC Term Loan B is under negotiation and, as such, the maturity date of the loan has been temporarily suspended.

(16)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2010

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Control Investments(3)
Lighting By Gregory, LLC(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$5,419	$4,729	$1,504
First Lien Term Loan B, 14.5% PIK due 2/28/2013		8,576	6,906	2,196
First Lien Bridge Loan, 8% cash due 10/15/2010		152	150	—
97.38% membership interest			410	—

			12,195	3,700

Total Control Investments			$12,195	$3,700

Affiliate Investments(4)
O’Currance, Inc.	Data Processing & Outsourced Services
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012		10,961	$10,869	$10,806
First Lien Term Loan B, 12.875% cash 4% PIK 3/21/2012		1,854	1,829	1,897
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	38
3.3% Membership Interest in O’Currance Holding Co., LLC			250	—

			13,078	12,741
MK Network, LLC(13)(14)	Education services
First Lien Term Loan A, 13.5% cash due 6/1/2012		9,740	9,539	7,913
First Lien Term Loan B, 17.5% cash due 6/1/2012		4,926	4,748	3,939
First Lien Revolver, Prime + 1.5% (8.5% floor) cash due 6/1/2010(10)		—	—	—
11,030 Membership Units(6)			772	—

			15,059	11,852
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		7,141	6,814	7,113
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		14,692	14,103	14,180
1,080,399 shares of Series A Preferred Stock			1,080	1,336

			21,997	22,629

Total Affiliate Investments			$50,134	$47,222

Non-Control/Non-Affiliate Investments(7)
CPAC, Inc.	Household Products
Subordinated Term Loan, 12.5% PIK due 6/1/2012		1,065	$1,065	$1,065

			1,065	1,065
Vanguard Vinyl, Inc.(9)(13)(14)	Building Products
First Lien Term Loan, 12% cash due 3/30/2013		7,000	6,827	5,812
First Lien Revolver, LIBOR+7% (3% floor) cash due 3/30/2013		1,250	1,208	1,029
25,641 Shares of Series A Preferred Stock			254	—
25,641 Shares of Common Stock			3	—

			8,292	6,841
Repechage Investments Limited	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011		3,709	3,476	3,486
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	354

			4,226	3,840

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2010

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Traffic Control & Safety Corporation(9)	Construction and Engineering
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015		19,970	19,725	19,440
Subordinated Loan, 15% PIK due 5/28/2015		4,578	4,578	4,405
24,750 shares of Series B Preferred Stock			246	—
43,494 shares of Series D Preferred Stock(6)			435	—
25,000 shares of Common Stock			3	—

			24,987	23,845
Nicos Polymers & Grinding Inc.(9)(13)(14)	Environmental & facilities services
First Lien Term Loan A, LIBOR+5% (5% floor) cash due 7/17/2012		3,155	3,041	1,782
First Lien Term Loan B, 12.25% cash 1.25% PIK due 7/17/2012		6,180	5,713	3,348
3.32% Interest in Crownbrook Acquisition I LLC			168	—

			8,922	5,130
TBA Global, LLC(9)	Advertising
Second Lien Term Loan B, 12.5% cash 4% PIK due 8/3/2012		10,840	10,595	10,626
53,994 Senior Preferred Shares			216	216
191,977 Shares A Shares			192	179

			11,003	11,021
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor) cash due 8/8/2012		1,250	1,245	1,247
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/8/2012		5,632	5,575	5,675
1,000 Common Units			43	118

			6,863	7,040
Filet of Chicken(9)	Food Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/31/2012		9,317	9,063	8,965

			9,063	8,965
Boot Barn(9)	Apparel, accessories & luxury goods and Footwear
Second Lien Term Loan, 12.5% cash 2% PIK due 10/3/2013		23,545	23,289	23,478
247.06 shares of Series A Preferred Stock			247	71
1,308 shares of Common Stock			—	—

			23,536	23,549
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 13.25% cash 3.25% PIK due 10/23/2012		18,453	17,064	4,597
285 shares of Common Stock			1	—

			17,065	4,597
Pacific Press Technologies, Inc.(9)
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013	Industrial machinery	10,072	9,799	9,830
33,463 shares of Common Stock			344	403

			10,143	10,233
Goldco, LLC
Second Lien Term Loan, 13.5% cash 4% PIK due 1/31/2013	Restaurants	8,356	8,259	8,259

			8,259	8,259
Rail Acquisition Corp.(9)	Electronic manufacturing services
First Lien Term Loan, 12.5% cash 4.5% PIK due 9/1/2013		16,316	13,537	12,854
First Lien Revolver, 7.85% cash due 9/1/2013		5,201	5,201	5,201

			18,738	18,055

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2010

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Western Emulsions, Inc.(9)	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		17,865	17,476	17,040

			17,476	17,040
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		6,663	6,324	6,489
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,179	10,069	9,962
First Lien Revolver, 12% cash due 7/17/2013		500	489	509

			16,882	16,960
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		13,589	13,351	13,258

			13,351	13,258
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 12% cash 5% PIK due 10/27/2014		20,172	19,257	19,545
414,419 Common Units(6)			598	1,418

			19,855	20,963
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% cash due 3/31/2014		4,450	4,388	4,407
First Lien Term Loan B, 13% cash 3% PIK due 3/31/2014		17,258	16,702	17,093
First Lien Revolver, 10% cash due 3/31/2014(11)		—	(35)	(35)
453,755 Preferred units of IZI Holdings, LLC(6)			454	676

			21,509	22,141
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 13% cash 2.5% PIK due 9/10/2014		12,751	12,536	12,549
First Lien Revolver, 12% cash due 9/10/2014		1,500	1,469	1,491

			14,005	14,040
Riverlake Equity Partners II, LP	Multi-sector holdings
1.87% limited partnership interest(15)			34	34

			34	34
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest(15)			136	136

			136	136
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% cash due 12/17/2014		9,000	8,789	8,807
First Lien Term Loan B, 12% cash 2% PIK due 12/17/2014		14,226	13,893	13,898
First Lien Term Revolver, 10% cash due 12/17/2014		4,250	4,012	4,107

			26,694	26,812

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2010

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		9,500	9,278	9,128
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		22,424	21,920	21,913
First Lien Term Revolver, LIBOR+6.5% (3% floor) cash due 12/30/2014		1,500	1,433	1,443

			32,631	32,484
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (3% floor) cash due 12/31/2014		31,055	30,244	30,660
First Lien Revolver, LIBOR+9.5% (3.25% floor) cash due 12/31/2014(11)		—	(401)	(401)

			29,843	30,259
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		26,320	25,877	26,251
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		22,099	21,729	22,114
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014(11)		—	(67)	(67)

			47,539	48,298
Flatout, Inc.	Food retail
First Lien Term Loan A, 10% cash due 12/31/2014		7,300	7,121	7,144
First Lien Term Loan B, 12% cash 3% PIK due 12/31/2014		12,863	12,540	12,644
First Lien Revolver, 10% cash due 12/31/2014(11)		—	(38)	(38)

			19,623	19,750
Psilos Group Partners IV, LP	Multi-sector holdings
2.53% limited partnership interest(12)(15)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		5,000	4,910	4,916
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		4,026	3,952	3,947
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015(11)		—	(37)	(37)

			8,825	8,826
NDSSI Holdings, LLC	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (3% floor) cash 1% PIK due 9/10/2014		30,246	29,685	29,409
First Lien Revolver, LIBOR+7% (3% floor) cash due 9/10/2014		3,500	3,410	3,479

			33,095	32,888
Eagle Hospital Physicians, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		8,000	7,784	7,784
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015(11)		—	(64)	(64)

			7,720	7,720
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		15,500	15,172	15,172
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,015	10,782	10,782
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015		377	292	292

			26,246	26,246

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2010

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (3% floor) cash due 8/13/2015		7,750	7,555	7,555
First Lien Term Loan B, 12.25% cash 3% PIK due 8/13/2015		13,555	13,211	13,211
First Lien Revolver, LIBOR+6.5% (3% floor) cash due 8/13/2015		300	224	224

			20,990	20,990
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		9,000	8,756	8,756
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,704	10,704
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,000	1,892	1,892

			21,352	21,352

Total Non-Control/Non-Affiliate Investments			$530,168	$512,899

Total Portfolio Investments			$592,497	$563,821

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(in thousands, except per share amounts)

September 30, 2010

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Nicos Polymers & Grinding, Inc.	February 10, 2008		+ 2.0% on Term Loan A & B	Per waiver agreement
TBA Global, LLC	February 15, 2008		+ 2.0% on Term Loan B	Per waiver agreement
Vanguard Vinyl, Inc.	April 1, 2008	+ 0.5% on Term Loan		Per loan amendment
Filet of Chicken	January 1, 2009	+ 1.0% on Term Loan		Tier pricing per waiver agreement
Boot Barn	January 1, 2009	+ 1.0% on Term Loan	+ 2.5% on Term Loan	Tier pricing per waiver agreement
HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan A		Per waiver agreement
Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement
Rail Acquisition Corp.	May 1, 2010	– 4.5% on Term Loan	– 0.5% on Term Loan	Per restructuring agreement
Traffic Control & Safety Corp.	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement
Pacific Press Technologies, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement
Western Emulsions, Inc.	September 30, 2010		+ 3.0% on Term Loan	Per loan agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2010.

(14)	Investment was on PIK non-accrual status as of September 30, 2010.

(15)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1.	Organization

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred since inception:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	$9.25		$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50		$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ exercise of over-allotment option	300,500	$11.20		$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	$11.50		$105.8 million
December 2010	At-the-Market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	$12.65		$145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,558,469	$11.72		$65.1 million

(1)	Average offering price.

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

The SBIC license allows the Company’s SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of September 30, 2011, the Company’s SBIC subsidiary had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $102.0 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

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

Basis of Presentation and Liquidity:

The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.1 billion and $563.8 million at September 30, 2011 and September 30, 2010, respectively. The portfolio investments represent 153.7% and 99.1% of net assets at September 30, 2011 and September 30, 2010, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market, income and bond yield approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market approach in determining the fair value of the Company’s investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.

Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization), cash flows, net income, revenues, or in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•	Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The finance department prepares a valuation report for the Valuation Committee of the Board of Directors;

•	The Valuation Committee of the Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•

The Valuation Committee of the Board of Directors reviews the preliminary valuations, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Valuation Committee;

•	The Valuation Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

The fair value of all of the Company’s investments at September 30, 2011 and September 30, 2010 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. Upon completion of their processes each quarter, the independent valuation firms provide the Company with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

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

The Company has investments in debt securities which contain payment-in-kind or “PIK” interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.

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

The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt security. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon a successful exit event for each of the investments. A percentage of these fees are included in net investment income over the life of the loan.

Gain on Extinguishment of Convertible Senior Notes:

The Company may, to the extent permitted by law, repurchase its Convertible Senior Notes in the open market and may surrender these Notes to the Trustee for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Notes, net of the proportionate amount of unamortized debt issuance costs.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $0.3 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s three-year credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

Deferred Financing Costs:

Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities. This amortization expense is included in interest expense in the Company’s Consolidated Statement of Operations.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Collateral Posted to Bank:

Collateral posted to bank consists of cash posted as collateral with respect to the Company’s interest rate swap, which was terminated in August 2011. The Company was restricted in terms of access to this collateral until such swap was terminated or the swap agreement expired. Cash collateral posted was held in an account at Wells Fargo.

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations.

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. $0.8 million of offering costs have been charged to capital during the year ended September 30, 2011.

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

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial condition and results of operations.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009. The initial adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

At September 30, 2011, 153.7% of net assets or $1.1 billion was invested in 65 long-term portfolio investments and 9.3% of net assets or $67.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2010, 99.1% of net assets or $563.8 million was invested in 38 long-term portfolio investments and 13.5% of net assets or $76.8 million was invested in cash and cash equivalents. As of September 30, 2011, 90.9% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the years ended September 30, 2011, 2010 and 2009, the Company recorded realized losses of $30.4 million, $18.8 million and $14.4 million, respectively. During the years ended September 30, 2011, 2010 and 2009, the Company recorded unrealized depreciation of $6.5 million, $1.8 million and $10.8 million, respectively.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s investments as of September 30, 2011 and September 30, 2010 at cost and fair value was as follows:

	September 30, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,137,754	$1,099,708	$585,529	$558,580
Investments in equity securities	18,328	20,129	6,968	5,241

Total	$1,156,082	$1,119,837	$592,497	$563,821

The composition of the Company’s debt investments as of September 30, 2011 and September 30, 2010 at fixed rates and floating rates was as follows:

	September 30, 2011		September 30, 2010
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Fixed rate debt securities	$359,873	32.72%	$375,584	67.24%
Floating rate debt securities	739,835	67.28%	182,996	32.76%

Total	$1,099,708	100.00%	$558,580	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2011, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$875,092	$875,092
Investments in debt securities (second lien)	—	—	143,383	143,383
Investments in debt securities (subordinated)	—	—	81,233	81,233
Investments in equity securities (preferred)	—	—	7,167	7,167
Investments in equity securities (common)	—	—	12,962	12,962

Total investments at fair value	$—	$—	$1,119,837	$1,119,837

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

The following table provides a roll-forward in the changes in fair value from September 30, 2010 to September 30, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2010	$416,324	$137,851	$4,405	$2,892	$2,349	$563,821
New investments & net revolver activity	563,826	76,500	81,665	4,349	8,033	734,373
Redemptions/repayments	(81,382)	(63,163)	(1,000)	—	—	(145,545)
Net accrual of PIK interest income	5,456	(3,103)	1,289	47	—	3,689
Accretion of original issue discount	1,510	553	—	—	—	2,063
Net change in unearned income	(5,539)	67	(961)	—	—	(6,433)
Net unrealized appreciation (depreciation)	(1,340)	(5,322)	(4,165)	134	3,394	(7,299)
Net change from unrealized to realized	(23,763)	—	—	(255)	(814)	(24,832)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2011	$(15,106)	$(5,200)	$(4,165)	$(121)	$2,580	$(22,012)

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

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2009	$142,018	$153,904	$—	$2,889	$800	$299,611
New investments & net revolver activity	304,369	7,120	4,165	435	688	316,777
Redemptions/repayments	(14,088)	(23,168)	—	—	(71)	(37,327)
Net accrual of PIK interest income	4,473	3,499	413	—	—	8,385
Accretion of original issue discount	482	411	—	—	—	893
Net change in unearned income	(6,402)	491	—	—	—	(5,911)
Net unrealized appreciation (depreciation)	(2,195)	(3,433)	(173)	(432)	5,179	(1,054)
Net change from unrealized to realized	(12,333)	(973)	—	—	(4,247)	(17,553)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of September 30, 2010	$416,324	$137,851	$4,405	$2,892	$2,349	$563,821

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2010	$(4,423)	$(4,733)	$(173)	$(432)	$932	$(8,829)

Concurrent with its adoption of ASC 820, effective October 1, 2008, the Company augmented the valuation techniques it uses to estimate the fair value of its debt investments where there is not a readily available market value (Level 3). The Company introduced a bond yield model to value these investments based on the present value of expected cash flows. The significant inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position.

The Company’s off-balance sheet arrangements consisted of $108.8 million and $49.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2011 and September 30, 2010, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial convenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2011 and September 30, 2010 is shown in the table below:

	September 30, 2011	September 30, 2010
JTC Education, Inc.	$14,000	$9,062
CRGT, Inc.	12,500	—
Charter Brokerage, LLC	6,176	—
Refac Optical Group	5,500	—
Rail Acquisition Corp.	5,446	4,799
Miche Bag, LLC	5,000	—
Dominion Diagnostics, LLC	5,000	—
ADAPCO, Inc.	4,250	5,750
Enhanced Recovery Company, LLC	4,000	3,623
DISA, Inc.	4,000	—
Traffic Control & Safety Corporation	3,014	—
Epic Acquisition, Inc.	3,000	2,700
Phoenix Brands Merger Sub LLC	3,000	—
Discovery Practice Management, Inc.	3,000	—
Titan Fitness, LLC	2,957	—
IZI Medical Products, Inc.	2,500	2,500
Eagle Hospital Physicians, Inc.	2,500	2,500
HealthDrive Corporation	2,000	1,500
Mansell Group, Inc.	2,000	2,000
Specialty Bakers, LLC	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	—
Cardon Healthcare Network, LLC	2,000	—
Milestone Partners IV, LP (limited partnership interest)	2,000	—
Tegra Medical, LLC	1,500	4,000
Flatout, Inc.	1,500	1,500
IOS Acquisitions, Inc.	1,250	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Best Vinyl Fence & Deck, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	960	—
Riverlake Equity Partners II, LP (limited partnership interest)	878	966
Welocalize, Inc.	750	—
Baird Capital Partners V, LP (limited partnership interest)	701	—
Riverside Fund IV, LP (limited partnership interest)	555	864
Saddleback Fence and Vinyl Products, Inc.	400	—
Advanced Pain Management	267	—
Trans-Trade, Inc.	200	500
AmBath/ReBath Holdings, Inc.	—	1,500
Vanguard Vinyl, Inc.	—	1,250
NDSSI Holdings, LLC	—	1,500

Total	$108,804	$49,514

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2011		September 30, 2010
Cost:
First lien debt	$890,729	77.05%	$430,201	72.61%
Second lien debt	161,455	13.97%	150,601	25.42%
Subordinated debt	85,571	7.40%	4,728	0.80%
Purchased equity	11,263	0.97%	2,330	0.39%
Equity grants	6,158	0.53%	4,468	0.75%
Limited partnership interests	906	0.08%	169	0.03%

Total	$1,156,082	100.00%	$592,497	100.00%

Fair Value:
First lien debt	$875,092	78.14%	$416,324	73.84%
Second lien debt	143,383	12.80%	137,851	24.45%
Subordinated debt	81,233	7.25%	4,405	0.78%
Purchased equity	12,548	1.12%	625	0.11%
Equity grants	6,675	0.60%	4,447	0.79%
Limited partnership interests	906	0.09%	169	0.03%

Total	$1,119,837	100.00%	$563,821	100.00%

The Company primarily invests in portfolio companies located in the United States. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2011		September 30, 2010
Cost:
Northeast	$389,185	33.66%	$175,371	29.60%
Southwest	273,513	23.66%	121,104	20.44%
Southeast	244,988	21.19%	108,805	18.36%
West	142,745	12.35%	133,879	22.60%
Midwest	86,768	7.51%	53,338	9.00%
Canada	18,883	1.63%	—	0.00%

Total	$1,156,082	100.00%	$592,497	100.00%

Fair Value:
Northeast	$389,898	34.82%	$161,264	28.60%
Southeast	248,588	22.20%	109,457	19.41%
Southwest	246,358	22.00%	107,469	19.07%
West	127,522	11.39%	131,881	23.39%
Midwest	88,412	7.90%	53,750	9.53%
Canada	19,059	1.69%	—	0.00%

Total	$1,119,837	100.00%	$563,821	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2011 and September 30, 2010 were as follows:

	September 30, 2011		September 30, 2010
Cost:
Healthcare services	$227,145	19.65%	$87,444	14.76%
Oil & gas equipment & services	82,168	7.11%	—	0.00%
Healthcare equipment	71,254	6.16%	47,540	8.02%
Diversified support services	55,472	4.80%	26,246	4.43%
IT consulting & other services	48,943	4.23%	—	0.00%
Internet software & services	43,846	3.79%	—	0.00%
Construction and engineering	43,236	3.74%	24,987	4.22%
Leisure facilities	38,041	3.29%	6,864	1.16%
Electronic equipment & instruments	34,852	3.01%	33,094	5.59%
Specialty stores	34,538	2.99%	—	0.00%
Household products	31,213	2.70%	1,065	0.18%
Apparel, accessories & luxury goods	30,986	2.68%	23,536	3.97%
Education services	29,662	2.57%	44,902	7.58%
Fertilizers & agricultural chemicals	28,800	2.49%	26,695	4.51%
Home improvement retail	27,999	2.42%	32,631	5.51%
Pharmaceuticals	27,257	2.36%	—	0.00%
Integrated telecommunication services	25,995	2.25%	—	0.00%
Food distributors	20,834	1.80%	30,415	5.13%
Healthcare technology	20,505	1.77%	21,509	3.63%
Human resources & employment services	20,457	1.77%	—	0.00%
Electronic manufacturing services	20,190	1.75%	18,738	3.16%
Advertising	19,892	1.72%	19,828	3.35%
Auto parts & equipment	18,883	1.63%	—	0.00%
Distributors	18,631	1.61%	13,351	2.25%
Air freight & logistics	17,984	1.56%	14,005	2.36%
Trucking	17,065	1.48%	17,065	2.88%
Environmental & facilities services	16,311	1.41%	8,922	1.51%
Restaurants	13,966	1.21%	12,485	2.11%
Leisure products	13,564	1.17%	—	0.00%
Diversified financial services	13,311	1.15%	—	0.00%
Data processing & outsourced services	12,775	1.10%	13,078	2.21%
Industrial machinery	10,457	0.90%	10,143	1.71%
Construction materials	6,736	0.58%	17,476	2.95%
Building products	6,689	0.58%	8,292	1.40%
Housewares & specialties	5,319	0.46%	12,195	2.06%
Multi-sector holdings	907	0.09%	169	0.02%
Movies & entertainment	199	0.02%	200	0.03%
Food retail	—	0.00%	19,622	3.31%

Total	$1,156,082	100.00%	$592,497	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2011		September 30, 2010
Fair Value:
Healthcare services	$231,478	20.67%	$89,262	15.83%
Oil & gas equipment services	82,696	7.38%	—	0.00%
Healthcare equipment	71,911	6.42%	48,298	8.57%
Diversified support services	56,232	5.02%	26,246	4.66%
IT consulting & other services	49,528	4.42%	—	0.00%
Internet software & services	43,786	3.91%	—	0.00%
Leisure facilities	38,447	3.43%	7,040	1.25%
Construction and engineering	35,814	3.20%	23,845	4.23%
Specialty stores	35,198	3.14%	—	0.00%
Electronic equipment & instruments	34,863	3.11%	32,888	5.83%
Apparel, accessories & luxury goods	33,595	3.00%	23,549	4.18%
Education services	30,176	2.69%	42,111	7.47%
Household products	29,943	2.67%	1,065	0.19%
Fertilizers & agricultural chemicals	29,190	2.61%	26,812	4.76%
Home improvement retail	27,576	2.46%	32,484	5.76%
Pharmaceuticals	27,500	2.46%	—	0.00%
Integrated telecommunication services	26,374	2.36%	—	0.00%
Food distributors	21,006	1.88%	30,317	5.38%
Human resources & employment services	20,952	1.87%	—	0.00%
Healthcare technology	20,947	1.87%	22,141	3.93%
Advertising	20,183	1.80%	19,847	3.52%
Environmental & facilities services	19,952	1.78%	5,130	0.91%
Auto parts & equipment	19,059	1.70%	—	0.00%
Distributors	18,938	1.69%	13,258	2.35%
Air freight & logistics	17,243	1.54%	14,041	2.49%
Leisure products	13,711	1.22%	—	0.00%
Diversified financial services	13,329	1.19%	—	0.00%
Restaurants	11,829	1.06%	12,100	2.15%
Industrial machinery	10,860	0.97%	10,233	1.81%
Electronic manufacturing services	8,660	0.77%	18,056	3.20%
Construction materials	6,840	0.61%	17,040	3.02%
Building products	4,833	0.43%	6,841	1.21%
Data processing & outsourced services	3,497	0.31%	12,741	2.26%
Housewares & specialties	2,526	0.23%	3,700	0.66%
Multi-sector holdings	907	0.11%	169	0.01%
Movies & entertainment	258	0.02%	260	0.05%
Trucking	—	0.00%	4,597	0.82%
Food retail	—	0.00%	19,750	3.50%

Total	$1,119,837	100.00%	$563,821	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2011 and September 30, 2010, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2011 and September 30, 2010, no individual investment produced income that exceeded 10% of investment income.

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

Accumulated unearned fee income activity for the years ended September 30, 2011 and 2010 was as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010
Beginning accumulated unearned fee income balance	$11,901	$5,590
Net fees received	18,160	11,806
Unearned fee income recognized	(11,728)	(5,495)

Ending unearned fee income balance	$18,333	$11,901

As of September 30, 2011, the Company had structured $7.9 million in aggregate exit fees across 11 portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon a successful exit event for each of the investments. A portion of these fees is included in net investment income over the period of the loan.

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

On June 24, 2011, the Company completed a follow-on public offering of 5,558,469 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the offering price of $11.72 per share. The net proceeds totaled $62.7 million after deducting investment banking commissions of $2.3 million and offering costs of $0.2 million.

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2011, 2010 and 2009:

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
Earnings per common share — basic:
Net increase in net assets resulting from operations	$30,207	$22,416	$6,194
Weighted average common shares outstanding — basic	64,057	45,441	24,654
Earnings per common share — basic	$0.47	$0.49	$0.25

Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$30,207	$22,416	$6,194
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	2,124	—	—

Net increase in net assets resulting from operations, as adjusted	$32,331	$22,416	$6,194
Weighted average common shares outstanding — basic	64,057	45,441	24,654
Adjustments for dilutive effect of senior convertible notes	4,659	—	—

Weighted average common shares outstanding — diluted	68,716	45,441	24,654
Earnings per common share — diluted	$0.47	$0.49	$0.25

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to September 30, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317		$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786	(1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326		0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995		0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211		0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776		0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890		0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420		0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689		0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269		0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425		0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850		0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569		0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238		0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038		0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072		0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766		0.6 million
1/30/2011	4/1/2011	4/29/2011	0.1066	6.5 million	45,193		0.6 million
1/30/2011	5/2/2011	5/31/2011	0.1066	6.5 million	48,870		0.6 million
1/30/2011	6/1/2011	6/30/2011	0.1066	6.5 million	55,367		0.6 million
5/2/2011	7/1/2011	7/29/2011	0.1066	7.1 million	58,829	(1)	0.6 million
5/2/2011	8/1/2011	8/31/2011	0.1066	7.1 million	64,431	(1)	0.6 million
5/2/2011	9/1/2011	9/30/2011	0.1066	7.2 million	52,487	(1)	0.5 million

(1)	Shares were purchased on the open market and distributed.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2011, the Company had $39.5 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $39.5 million.

On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc., and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in any of the Company’s SBIC subsidiaries, and equity interests in Funding and Funding II as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. None of the Company’s SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

On February 22, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014.

On July 8, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $230 million and increase the accordion feature to allow for potential future expansion up to a total of $350 million. In addition, the ING facility’s interest rate was reduced to LIBOR plus 3.0% per annum, with no LIBOR floor, when the facility is drawn more than 35%. Otherwise, the interest rate will be LIBOR plus 3.25% per annum, with no LIBOR floor.

Pursuant to the ING Security Agreement, FSFC Holdings, Inc. and Fifth Street Fund of Funds LLC guaranteed the obligations under the ING Security Agreement, including the Company’s obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interest in FSFC Holdings, Inc. and FSFC Holdings, Inc. pledged its entire equity interest in Fifth Street Fund of Funds LLC to the collateral agent pursuant to the terms of the ING Security Agreement.

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility. On November 29, 2011, the Company amended the ING Credit Agreement to ensure that, based on the Company’s estimate of taxable income for the fiscal year ended September 30, 2011, the Company would remain in compliance with the annual distribution limit provision when it finalizes its taxable income amount upon the filing of its tax return in June 2012.

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

As of September 30, 2011, the Company had $133.5 million of borrowings outstanding under the ING facility, which had a fair value of $133.5 million.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum with no LIBOR floor, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it will sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of its businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2011, there was $5.0 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $5.0 million.

As of September 30, 2011, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility.

Interest expense for the years ended September 30, 2011, 2010 and 2009 was $15.1 million, $1.9 million and $0.6 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company holds debt in its portfolio that contains PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company’s determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company’s full write-down of such loan or debt security.

Accumulated PIK interest activity for the years ended September 30, 2011 and September 30, 2010 was as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010
PIK balance at beginning of period	$19,301	$12,059
Gross PIK interest accrued	14,526	11,907
PIK income reserves	(851)	(1,903)
PIK interest received in cash	(9,988)	(1,619)
Loan exits	(316)	(1,143)

PIK balance at end of period	$22,672	$19,301

As of September 30, 2011, the Company had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011. As of September 30, 2010, the Company had stopped accruing cash interest, PIK interest and OID on five investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2010. As of September 30, 2009, the Company had stopped accruing PIK interest and OID on five investments, including two investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2009.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentages of the Company’s portfolio investments at cost and fair value by accrual status for the periods ended September 30, 2011, September 30, 2010 and September 30, 2009 were as follows:

	September 30, 2011				September 30, 2010				September 30, 2009
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,116,762	96.60%	$1,111,986	99.30%	$530,965	89.61%	$531,701	94.30%	$277,335	84.75%	$271,420	90.59%
PIK non-accrual	—	0.00%	—	0.00%	—	0.00%	—	0.00%	20,787	6.35%	12,639	4.22%
Cash non-accrual	39,320	3.40%	7,851	0.70%	61,532	10.39%	32,120	5.70%	29,110	8.90%	15,552	5.19%

Total	$1,156,082	100.00%	$1,119,837	100.00%	$592,497	100.00%	$563,821	100.00%	$327,232	100.00%	$299,611	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company’s portfolio investments as of September 30, 2011, September 30, 2010, and September 30, 2009 was as follows:

	September 30, 2011	September 30, 2010	September 30, 2009
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
CPAC, Inc.	—	—	PIK non-accrual
MK Network, LLC	—	Cash non-accrual	—
Martini Park, LLC	—	—	PIK non-accrual
Vanguard Vinyl, Inc.	—	Cash non-accrual	—
Nicos Polymers & Grinding, Inc.	—	Cash non-accrual	PIK non-accrual
Premier Trailer Leasing, Inc.	Cash non-accrual	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	—	—
O’Currance, Inc.	Cash non-accrual	—	—

Income non-accrual amounts related to the above investments for the years ended September 30, 2011, September 30, 2010 and September 30, 2009 were as follows:

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009
Cash interest income	$5,815	$5,804	$2,938
PIK interest income	851	1,903	1,398
OID income	105	329	403

Total	$6,771	$8,036	$4,739

Note 8.	Taxable/Distributable Income and Dividend Distributions

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

At September 30, 2011, the Company has net loss carryforwards of $11.8 million to offset net capital gains, to the extent provided by federal tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017 and $10.3 million will expire on September 30, 2019. During the year ended September 30, 2011, the Company realized capital losses from the sale of investments after October 31, 2010 and prior to year end (“post-October capital losses”) of $29.9 million, which for tax purposes are treated as arising on the first day of the following year.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2011.

Net increase in net assets resulting from operations	$30,207
Net unrealized depreciation	6,527
Book/tax difference due to deferred loan origination fees, net	6,432
Book/tax difference due to organizational and offering costs	(87)
Book/tax difference due to interest income on certain loans	(3,572)
Book/tax difference due to capital losses not recognized	30,394
Other book-tax differences	(127)

Taxable/Distributable Income(1)	$69,774

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)	The Company’s taxable income for 2011 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2011. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2011, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital losses	(11,810)
Unrealized losses, net	(38,780)
Accumulated partnership taxable income not subject to distribution	6,236
Other book-tax differences	(57,363)

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

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carryforward net capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.

Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. The Company maintains an “opt out” dividend reinvestment plan for its stockholders.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

To date, the Company’s Board of Directors declared the following distributions:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/0209	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	$0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	$0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	$0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	$0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	$0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	$0.1066

For income tax purposes, the Company estimates that its distributions will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2011. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.

As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008, 2009 and 2010, the Company incurred a de minimis federal excise tax for those calendar years.

Note 9.	Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swaps

Realized gain or loss is the difference between the proceeds received from dispositions of portfolio investments or interest rate swaps and their stated costs. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized,

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules. Net unrealized appreciation or depreciation on investments or interest rate swaps reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.

During the year ended September 30, 2011, the Company recorded investment realization events, including the following:

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

•

In March and April 2011, the Company received cash payments totaling $1.1 million from MK Network, LLC as part of a settlement of the loan agreement. In April 2011, the Company recorded a realized loss on this investment in the amount of $14.1 million;

•

In July 2011, the Company received a cash payment of $7.3 million from Filet of Chicken in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In July 2011, the Company received a cash payment of $19.8 million from Cenegenics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•	In August 2011, the Company terminated its interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation;

•

In September 2011, the Company received a cash payment of $19.1 million from Flatout, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•

In September 2011, the Company received a cash payment of $0.1 million in connection with the sale of its investment in CPAC, Inc. The Company recorded a realized loss on this investment in the amount of $1.0 million.

During the year ended September 30, 2010, the Company recorded investment realization events, including the following:

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

During the year ended September 30, 2009, the Company exited its investment in American Hardwoods Industries, LLC and recorded a realized loss of $10.4 million, and recorded a $4.0 million realized loss on one of its portfolio company investments in connection with the determination that the investment was permanently impaired based on, among other things, analysis of changes in the portfolio company’s business operations and prospects.

During the years ended September 30, 2011, 2010 and 2009, the Company recorded net unrealized depreciation of $6.5 million, $1.8 million and $10.8 million, respectively. For the year ended September 30, 2011, the Company’s net unrealized depreciation consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications to realized losses on investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the year ended September 30, 2010, the Company’s net unrealized depreciation consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of reclassifications to realized losses on investments (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investments.

For the year ended September 30, 2009, the Company’s net unrealized depreciation consisted of $23.1 million of net unrealized depreciation on debt investments and $2.0 million of net unrealized depreciation on equity investments, offset by $14.3 million of reclassifications to realized losses on investments (resulting in unrealized appreciation).

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components - a base management fee and an incentive fee.

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

In addition to the proration described above, for the year ended September 30, 2009, the Investment Advisor waived $0.2 million of the base management fee on a portion of the proceeds raised in connection with the equity offerings the Company completed in 2009 and which were held in cash or cash equivalents at September 30, 2009.

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

For purposes of the waiver, cash and cash equivalents is as defined elsewhere in the notes to the Company’s Consolidated Financial Statements.

For the years ended September 30, 2011, 2010 and 2009, base management fees were $19.7 million, $9.3 million and $5.9 million, respectively. At September 30, 2011, the Company had a liability on its

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Consolidated Statement of Assets and Liabilities in the amount of $5.7 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

For the years ended September 30, 2011, 2010 and 2009, incentive fees were $16.8 million, $10.8 million and $7.8 million, respectively. At September 30, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.0 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the year ended September 30, 2011, the Company accrued administrative expenses of $2.8 million, including $1.1 million of general and administrative expenses, which are due to FSC, Inc. At September 30, 2011, $1.5 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12.	Financial Highlights

	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Net asset value at beginning of period	$10.43	$10.84	$13.02
Net investment income	1.05	0.95	1.27
Net unrealized depreciation on investments and interest rate swap	(0.10)	(0.04)	(0.44)
Net realized loss on investments and interest rate swap	(0.47)	(0.42)	(0.58)
Dividends paid	(1.26)	(0.96)	(1.20)
Issuance of common stock	0.42	0.06	(1.21)
Repurchases of common stock	—	—	(0.02)

Net asset value at end of period	$10.07	$10.43	$10.84

Per share market value at beginning of period	$11.14	$10.93	$10.05
Per share market value at end of period	$9.32	$11.14	$10.93
Total return(1)	(6.76)%	11.22%	26.86%
Common shares outstanding at beginning of period	54,550	37,879	22,614
Common shares outstanding at end of period	72,376	54,550	37,879
Net assets at beginning of period	$569,172	$410,556	$294,336
Net assets at end of period	$728,627	$569,172	$410,556
Average net assets(2)	$677,354	$479,004	$291,401
Ratio of net investment income to average net assets	9.91%	8.98%	10.76%
Ratio of total expenses to average net assets	8.79%	5.74%	6.34%
Ratio of portfolio turnover to average investments at fair value	7.26%	2.24%	0.00%
Weighted average outstanding debt(3)	$247,549	$22,592	$5,019
Average debt per share	$3.86	$0.50	$0.20

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Preferred Stock

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

In August 2010, the Company entered into a three-year interest rate swap agreement to mitigate its exposure to adverse fluctuations in interest rates for a total notional amount of $100.0 million. Under the interest rate swap agreement, the Company paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR.

Swaps contain varying degrees of off-balance sheet risk which could result from changes in the market values of underlying assets, indices or interest rates and similar items. As a result, the amounts recognized in the Consolidated Statement of Assets and Liabilities at any given date may not reflect the total amount of potential losses that the Company could ultimately incur.

In August 2011, the Company terminated the swap agreement and realized a loss of $1.3 million, which includes a reclassification of $0.8 million of prior unrealized depreciation.

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

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

For the year ended September 30, 2011, the Company recorded interest expense of $4.1 million related to the Convertible Notes.

The Company may, to the extent permitted by law, repurchase the Convertible Notes in the open market or by tender offer at any price or by private agreement without giving prior notice to holders. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. During the year ended September 30, 2011, the Company repurchased, and surrendered to the Trustee for cancellation, Convertible Notes as follows:

Trade Date	Settlement Date	Principal Repurchased	Purchase Price
8/1/2011	8/4/2011	$2,000	$1,820
8/3/2011	8/8/2011	5,000	4,525
8/5/2011	8/10/2011	10,000	8,725

Total		$17,000	$15,070

During the year ended September 30, 2011, the Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.5 million.

As of September 30, 2011, there were $135.0 million Convertible Notes outstanding, which had a fair value of $113.4 million.

Schedule 12-14

Fifth Street Finance Corp.

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2010	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2011
Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% PIK due 2/28/2013	$12	$1,504	$3,296	$(2,274)	$2,526
First Lien Term Loan B, 14.5% PIK due 2/28/2013	114	2,196	4,824	(7,020)	—
First Lien Bridge Loan, 8% PIK due 3/31/2012	10	—	38	(38)	—
97.38% membership interest	—	—	800	(800)	—
Nicos Polymers & Grinding Inc.
First Lien Term Loan, 8% cash due 12/4/2017	357	—	5,486	(296)	5,190
First Lien Revolver, 8% cash due 12/4/2017	69	—	1,551	—	1,551
50% membership interest	—	—	7,633	(2,400)	5,233

Total Control Investments	$562	$3,700	$23,628	$(12,828)	$14,500

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012	1,623	10,806	647	(8,280)	3,173
First Lien Term Loan B, 12.875% cash 4% PIK due 3/21/2012	258	1,897	103	(1,676)	324
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	39	27	(66)	—
3.3% Membership Interest in O’Currance Holding Co., LLC	—	—	—	—	—
MK Network, LLC
First Lien Term Loan A, 13.5% cash due 6/1/2012	73	7,913	8,558	(16,471)	—
First Lien Term Loan B, 17.5% cash due 6/1/2012	76	3,939	4,824	(8,763)	—
11,030 Membership Units	—	—	772	(772)	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013	903	7,112	244	(1,513)	5,843
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013	2,988	14,180	1,423	(536)	15,067
1,080,399 shares of Series A Preferred Stock	—	1,336	161	(7)	1,490

Total Affiliate Investments	$5,921	$47,222	$16,759	$(38,084)	$25,897

Total Control & Affiliate Investments	$6,483	$50,922	$40,387	$(50,912)	$40,397

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Non-Control/Non-Affiliate categories, respectively.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

(4)	Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Schedule 12-14

Fifth Street Finance Corp.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2009	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2010
Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% PIK due 2/28/2013	$83	$2,420	$—	$(916)	$1,504
First Lien Term Loan B, 14.5% PIK due 2/28/2013	100	3,271	—	(1,075)	2,196
First Lien Bridge Loan, 8% Cash due 10/15/2010	—	—	150	(150)	—
97.38% membership interest	—	—	—	—	—

Total Control Investments	$183	$5,691	$150	$(2,141)	$3,700

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012	1,929	10,187	899	(280)	10,806
First Lien Term Loan B, 12.875% cash 4% PIK due 3/21/2012	421	2,919	152	(1,174)	1,897
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	130	—	(91)	39
3.3% Membership Interest in O’Currance Holding Co., LLC	—	54	—	(54)	—
CPAC, Inc.
Second Lien Term Loan, 17.5% PIK due 4/13/2012	1,235	4,449	3,625	(8,074)	—
2,297 shares of Common Stock	—	—	—	—	—
Elephant & Castle, Inc.
Second Lien Term Loan, 15.5% due 4/20/2012	68	7,312	310	(7,622)	—
7,500 shares of Series A Preferred Stock	—	492	—	(492)	—
MK Network, LLC
First Lien Term Loan A, 13.5% cash due 6/1/2012	1,460	9,034	510	(1,631)	7,913
First Lien Term Loan B, 17.5% cash due 6/1/2012	958	5,164	335	(1,560)	3,939
First Lien Revolver, Prime +1.5% (10% floor), due 6/1/2010	—	—	—	—	—
11,030 Membership Units	—	—	—	—	—
Martini Park, LLC
First Lien Term Loan, 12% cash 2% PIK due 2/20/2013	229	2,068	3,632	(5,700)	—
5% membership interest	—	—	650	(650)	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013	1,084	8,225	372	(1,485)	7,112
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013	2,895	13,508	1,356	(684)	14,180
1,080,399 shares of Series A Preferred Stock	—	1,207	129	—	1,336

Total Affiliate Investments	$10,279	$64,749	$11,970	$(29,497)	$47,222

Total Control & Affiliate Investments	$10,462	$70,440	$12,120	$(31,638)	$50,922

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.

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

As of September 30, 2011 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s	Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2011. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2011.

(c) Report	of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes	in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 29, 2011, based on our estimate of taxable income for the fiscal year ended September 30, 2011, we entered into Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, among us, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Key Equipment Finance, Inc. and UBS Loan Finance LLC to increase the percentage of annual taxable income that we are permitted to distribute to our stockholders under the ING Credit Agreement from 105% to 115% for the taxable year ended September 30, 2011 and 120% for the calendar year ending December 31, 2011.

The foregoing description of this amendment to the ING Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, filed as Exhibit 10.15 to this Form 10-K.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	131

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 814-0075) filed on May 5, 2010).

3.5	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2	Indenture, dated April 12, 2011, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.3	Form of 5.375% Convertible Senior Notes due 2016 (Incorporated by reference to Exhibit 4.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

10.1	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.2	Second Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit 10.5 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.3	Custody Agreement, dated January 31, 2011, by and between Fifth Street Finance Corp. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 814-00755) filed on January 31, 2011).

10.4	Amended and Restated Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit 10.6 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.5	Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit(k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.6	Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.6 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on December 2, 2010).

10.7	Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011 (Incorporated by reference to Exhibit(k)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.8	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.7 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on December 9, 2009).

10.9	Pledge Agreement by and between Registrant and Wells Fargo Bank, N.A., dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.8 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on December 9, 2009).

10.10	Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, N.A., dated as of May 26, 2010 (Incorporated by reference to Exhibit(k)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.11	Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance, LLC, Morgan Stanley Bank, N.A., Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.12	Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc. and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit(k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.13	Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(10) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.14	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.15*	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Key Equipment Finance, Inc. and UBS Loan Finance LLC, dated as of November 29, 2011.

10.16	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Royal Bank of Canada, dated as of July 8, 2011. (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.17*	Waiver Letter among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada and Key Equipment Finance, Inc., dated as of August 3, 2011.

10.18*	Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of September 16, 2011.

10.19*	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding II, LLC, dated as of September 16, 2011.

21

Subsidiaries of Registrant and jurisdiction of incorporation/organizations:

Fifth Street Funding, LLC — Delaware

Fifth Street Funding II, LLC — Delaware

Fifth Street Fund of Funds LLC — Delaware

Fifth Street Mezzanine Partners IV, L.P. — Delaware

Fifth Street Mezzanine Partners V, L.P. — Delaware

FSMP IV GP, LLC — Delaware

FSMP V GP, LLC — Delaware

FSFC Holdings, Inc. — Delaware

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

FIFTH STREET FINANCE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

Date: November 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	November 29, 2011

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Financial Officer (principal financial officer and principal accounting officer)	November 29, 2011

/s/ BERNARD D. BERMAN Bernard D. Berman	President, Secretary and Chief Compliance Officer	November 29, 2011

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 29, 2011

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 29, 2011

/s/ BYRON J. HANEY Byron J. Haney	Director	November 29, 2011

/s/ FRANK C. MEYER Frank C. Meyer	Director	November 29, 2011

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 29, 2011