Form 10-Q
period 2011-12-31
Fifth Street Finance Corp
filed 2012-02-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The registrant had 82,375,832 shares of common stock outstanding as of February 8, 2012.

FIFTH STREET FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Investments at Fair Value:
Control investments (cost December 31, 2011: $13,831; cost September 30, 2011: $13,726)	$15,723	$14,500
Affiliate investments (cost December 31, 2011: $34,042; cost September 30, 2011: $34,182)	24,473	25,897
Non-control/Non-affiliate investments (cost December 31, 2011: $1,102,546; cost September 30, 2011: $1,108,174)	1,079,702	1,079,440

Total Investments at Fair Value (cost December 31, 2011: $1,150,419; cost September 30, 2011: $1,156,082)	1,119,898	1,119,837
Cash and cash equivalents	70,336	67,644
Interest and fees receivable	6,889	6,752
Due from portfolio company	1,281	552
Receivables from unsettled transactions	6,000	—
Deferred financing costs	13,636	14,668
Collateral posted to bank and other assets	432	264

Total Assets	$1,218,472	$1,209,717

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,617	$1,175
Base management fee payable	5,741	5,710
Incentive fee payable	5,247	4,997
Due to FSC, Inc.	1,761	1,480
Interest payable	4,270	4,669
Payments received in advance from portfolio companies	402	35
Credit facilities payable	209,269	178,024
SBA debentures payable	150,000	150,000
Convertible senior notes payable	124,500	135,000

Total Liabilities:	502,807	481,090

Net Assets:
Common stock, $0.01 par value, 150,000 shares authorized, 72,376 shares issued and outstanding at December 31, 2011 and September 30, 2011	724	724
Additional paid-in-capital	829,620	829,620
Net unrealized depreciation on investments and interest rate swap	(30,143)	(35,976)
Net realized loss on investments and interest rate swap	(80,122)	(63,485)
Accumulated overdistributed net investment income	(4,414)	(2,256)

Total Net Assets (equivalent to $9.89 and $10.07 per common share at December 31, 2011 and September 30, 2011) (Note 12)	715,665	728,627

Total Liabilities and Net Assets	$1,218,472	$1,209,717

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Interest income:
Control investments	$221	$1
Affiliate investments	704	1,163
Non-control/Non-affiliate investments	29,126	16,489
Interest on cash and cash equivalents	4	9

Total interest income	30,055	17,662

PIK interest income:
Control investments	38	33
Affiliate investments	155	282
Non-control/Non-affiliate investments	3,222	2,829

Total PIK interest income	3,415	3,144

Fee income:
Control investments	—	126
Affiliate investments	108	134
Non-control/Non-affiliate investments	5,885	4,267

Total fee income	5,993	4,527

Dividend and other income:
Non-control/Non-affiliate investments	34	2

Total dividend and other income	34	2

Total investment income	39,497	25,335

Expenses:
Base management fee	5,741	3,779
Incentive fee	5,247	3,514
Professional fees	1,091	690
Board of Directors fees	56	50
Interest expense	5,724	1,939
Administrator expense	816	354
General and administrative expenses	1,138	953

Total expenses	19,813	11,279

Gain on extinguishment of convertible senior notes	1,305	—

Net investment income	20,989	14,056

Unrealized appreciation on interest rate swap	—	736
Unrealized appreciation (depreciation) on investments:
Control investments	1,114	8,071
Affiliate investments	(1,283)	(1,580)
Non-control/Non-affiliate investments	6,002	9,615

Net unrealized appreciation on investments	5,833	16,106

Realized gain (loss) on investments:
Control investments	—	(7,765)
Affiliate investments	76	—
Non-control/Non-affiliate investments	(16,714)	(5,685)

Net realized loss on investments	(16,638)	(13,450)

Net increase in net assets resulting from operations	$10,184	$17,448

Net investment income per common share — basic	$0.29	$0.26
Earnings per common share — basic	$0.14	$0.32
Weighted average common shares outstanding — basic	72,376	54,641
Net investment income per common share — diluted	$0.27	$0.26
Earnings per common share — diluted	$0.13	$0.32
Weighted average common shares outstanding — diluted	80,913	54,641

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Operations:
Net investment income	$20,989	$14,056
Net unrealized appreciation on investments and interest rate swap	5,833	16,842
Net realized loss on investments	(16,638)	(13,450)

Net increase in net assets from operations	10,184	17,448
Stockholder transactions:
Distributions to stockholders	(23,146)	(17,464)

Net decrease in net assets from stockholder transactions	(23,146)	(17,464)
Capital share transactions:
Issuance of common stock, net	—	4,814
Issuance of common stock under dividend reinvestment plan	—	950

Net increase in net assets from capital share transactions	—	5,764

Total increase (decrease) in net assets	(12,962)	5,748

Net assets at beginning of period	728,627	569,172

Net assets at end of period	$715,665	$574,920

Net asset value per common share	$9.89	$10.44

Common shares outstanding at end of period	72,376	55,059

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,184	$17,448
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Gain on extinguishment of convertible senior notes	(1,305)	—
Net unrealized appreciation on investments and interest rate swap	(5,833)	(16,842)
Net realized losses on investments and interest rate swap	16,638	13,450
PIK interest income	(3,415)	(3,144)
Recognition of fee income	(5,993)	(4,527)
Accretion of original issue discount on investments	(606)	(389)
Amortization of deferred financing costs	979	409
Change in operating assets and liabilities:
Fee income received	4,962	8,006
Increase in interest and fees receivable	(419)	(850)
Increase in due from portfolio company	(728)	(49)
Increase in receivables from unsettled transactions	(6,000)	—
Decrease in collateral posted to bank and other assets	126	438
Increase in accounts payable, accrued expenses and other liabilities	443	122
Increase in base management fee payable	30	903
Increase in incentive fee payable	250	655
Increase in due to FSC, Inc.	281	179
Increase (decrease) in interest payable	(399)	865
Increase (decrease) in payments received in advance from portfolio companies	367	(185)
Purchases of investments and net revolver activity, net of syndications	(84,519)	(234,708)
Principal payments received on investments (scheduled payments)	12,721	4,015
Principal payments received on investments (payoffs)	53,499	49,721
PIK interest income received in cash	1,131	5,109
Proceeds from the sale of investments	11,636	—

Net cash provided (used) by operating activities	4,030	(159,374)

Cash flows from financing activities:
Dividends paid in cash	(23,146)	(16,515)
Borrowings under SBA debentures payable	—	50,300
Borrowings under credit facilities	151,500	126,000
Repayments of borrowings under credit facilities	(120,255)	(37,000)
Repurchases of convertible senior notes	(8,926)	—
Proceeds from the issuance of common stock	—	4,993
Deferred financing costs paid	(215)	(1,970)
Offering costs paid	(296)	(178)

Net cash provided (used) by financing activities	(1,338)	125,630

Net increase (decrease) in cash and cash equivalents	2,692	(33,744)
Cash and cash equivalents, beginning of period	67,644	76,765

Cash and cash equivalents, end of period	$70,336	$43,021

Supplemental Information:
Cash paid for interest	$5,143	$665
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$—	$950

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments (3)
Lighting By Gregory, LLC (9)(13)(14)	Housewares & specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,475	$3,996	$2,078
First Lien Bridge Loan, 8% PIK due 3/31/2012		113	113	—
97.38% membership interest			1,210	—

			5,319	2,078
Coll Materials Group LLC(17)	Environmental & facilities services
Second Lien Term Loan, 12% cash due 11/1/2014		6,885	6,885	6,892
50% Membership interest in CD Holdco, LLC			1,627	6,753

			8,512	13,645

Total Control Investments (2.2% of net assets)			$13,831	$15,723

Affiliate Investments (4)
O’Currance, Inc. (13)(14)	Data Processing & Outsourced Services
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012		11,531	$11,254	$1,960
First Lien Term Loan B, 12.875% cash 4% PIK due 3/21/2012		1,176	1,140	200
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	—
3.3% Membership Interest in O’Currance Holding Co., LLC			251	—

			12,775	2,160
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		5,355	5,203	5,485
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		15,282	14,983	15,228
1,080,399 shares of Series A Preferred Stock			1,081	1,600

			21,267	22,313

Total Affiliate Investments (3.4% of net assets)			$34,042	$24,473

Non-Control/Non-Affiliate Investments (7)
Repechage Investments Limited(13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011(16)		3,583	3,412	1,932
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	1,932
Traffic Control & Safety Corporation (9)	Construction and Engineering
Senior Term Loan A, LIBOR+9.0% cash due 06/29/2012		5,000	4,913	5,026
Senior Revolver, LIBOR+9% cash due 6/29/2012		12,486	12,332	12,555
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015		21,008	20,829	10,917
Subordinated Loan, 15% PIK due 5/28/2015		5,531	5,531	—
24,750 shares of Series B Preferred Stock			248	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			44,291	28,498
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	388
191,977 Shares A Shares			192	61

			408	449
Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor), cash due 7/31/2012		563	562	569
First Lien Term Loan B, 12% cash 2.5% PIK due 7/31/2012		5,813	5,795	5,905
1,000 Common Units			43	198

			6,400	6,672

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Capital Equipment Group, Inc. (9)
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013	Industrial machinery	10,331	10,192	10,365
33,463 shares of Common Stock			345	668

			10,537	11,033
Rail Acquisition Corp. (14)	Electronic manufacturing services
First Lien Term Loan, 8% cash 4% PIK due 9/1/2013		18,986	15,637	4,007
First Lien Revolver, 7.85% cash due 9/1/2013		4,691	4,691	4,691

			20,328	8,698
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,888	6,789	7,013

			6,789	7,013
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		6,163	5,980	6,126
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,309	10,249	10,329
First Lien Revolver, 12% cash due 7/17/2013 (11)			(6)	—

			16,223	16,455
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		18,992	18,752	19,218

			18,752	19,218
Cenegenics, LLC	Healthcare services
414,419 Common Units			598	1,270

			598	1,270
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 12/31/2012		12,602	12,394	11,914
First Lien Term Loan B, 12% cash due 12/31/2012		5,800	5,706	4,715

			18,100	16,629
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest (15)			240	240

			240	240
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest (6)(15)			483	483

			483	483
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		3,250	3,250	3,068
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		23,146	23,146	20,504
First Lien Term Revolver, LIBOR+6.5% (3% floor) cash due 12/30/2014 (10)		1,500	1,500	1,336

			27,896	24,908
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (3% floor) cash due 12/31/2014		29,769	29,153	29,753
First Lien Revolver, LIBOR+9.5% (3.25% floor) cash due 12/31/2014		2,225	1,943	2,323
17,391 Shares of Series A-1 Preferred Stock			313	313
17,391 Shares of Common Stock			187	119

			31,596	32,508

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		21,490	21,228	21,441
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		22,753	22,494	22,784
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,453	2,474

			46,175	46,699
Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest (12)(15)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		10,399	10,250	10,475
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,177	9,046	9,212
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (11)			(27)	—

			19,269	19,687
NDSSI Holdings, LLC (9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,524	21,469
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,000	8,000	7,815
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,448	3,462
2,000 Series D Preferred Units			2,208	2,207

			35,180	34,953
Eagle Hospital Physicians, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		25,039	24,584	24,916
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015 (11)			(39)	—

			24,545	24,916
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		13,380	13,160	13,392
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,071	10,899	11,033
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (11)			(62)	—

			23,997	24,425
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8.5% (3% floor) cash due 8/13/2015		7,844	7,723	7,862
First Lien Term Loan B, 12.25% cash 3% PIK due 8/13/2015		17,247	16,987	17,280
First Lien Revolver, LIBOR+6.5% (3% floor) cash due 8/13/2015(11)			(46)	—

			24,664	25,142
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		7,988	7,829	7,999
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,787	10,968
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015 (11)			(78)	—

			18,538	18,967
CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% cash due 10/1/2015		26,825	26,447	26,540
First Lien Term Loan B, 12.5% cash 10/1/2015		22,000	21,670	21,800
First Lien Revolver, LIBOR+7.5% cash due 10/1/2015(11)			(188)	—

			47,929	48,340

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		15,785	15,533	15,467
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		21,299	20,977	21,051
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015		5,250	5,158	5,169
2,086,163 Common Units in RPWL Holdings, LLC			2,086	1,781

			43,754	43,468
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		12,417	12,117	12,521
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,559	15,264	17,358
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015(11)			(99)	—
10,371 Preferred Equity units in Miche Holdings, LLC(6)			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC(6)			1,463	1,382

			29,782	32,430
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.50% limited partnership interest(15)			54	54

			54	54
Dominion Diagnostics, LLC(9)	Healthcare services
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/17/2015		29,150	28,661	29,043
First Lien Term Loan B, LIBOR+10.5% (2.5% floor) cash 1% PIK due 12/17/2015		20,008	19,695	19,694
First Lien Revolver, LIBOR+6.5% (2.5% floor) cash due 12/17/2015(11)			(78)	—

			48,278	48,737
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,688	7,572	7,600
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015(11)		—	(5)

			7,567	7,600
DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		12,190	12,009	12,242
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 12/30/2015		8,427	8,310	8,629
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (11)			(57)	—

			20,262	20,871
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2013			—	—

			648	648
Best Vinyl Fence & Deck, LLC	Building products
First Lien Term Loan B, 8% PIK due 6/30/2012		4,106	4,106	1,885

			4,106	1,885
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		16,618	16,343	16,374
First Lien Revolver, LIBOR+6% cash due 1/4/2016(11)			(32)	—

			16,311	16,374
Cardon Healthcare Network, LLC	Diversified support services
First Lien Term Loan, LIBOR+10% (1.75% floor) cash due 1/6/2016(9)		10,800	10,624	10,829
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/6/2016(11)			(32)	—

			10,592	10,829

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		25,350	24,904	24,875

			24,904	24,875
IOS Acquisitions, Inc.	Oil & gas equipment & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 1/14/2016		8,235	8,131	8,235
First Lien Term Loan B, LIBOR+10% (2% floor) cash 2% PIK due 1/14/2016		10,672	10,538	10,602
First Lien Revolver, LIBOR+8% (2% floor) cash due 1/14/2016		1,000	968	1,025

			19,637	19,862
Phoenix Brands Merger Sub LLC(9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		7,768	7,596	7,440
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		20,590	20,152	19,689
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,000	2,863	2,916

			30,611	30,045
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		8,708	8,523	8,634

			8,523	8,634
CCCG, LLC(9)	Oil & gas equipment & services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,739	33,945	34,384

			33,945	34,384
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,750	24,248	23,904

			24,248	23,904
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		14,075	13,784	14,135
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,202	19,770	20,309
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016(11)			(111)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	851

			34,443	35,295
Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (1.5% floor) cash due 4/4/2017		3,994	3,933	3,992
First Lien Term Loan B, LIBOR+6% (1.5% floor) cash due 4/4/2017		4,700	4,632	4,711

			8,565	8,703
Ernest Health, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1.75% floor) cash due 5/13/2017		25,000	24,675	25,029

			24,675	25,029
Securus Technologies, Inc.	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,069	22,220

			22,069	22,220
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		7,960	7,869	8,015

			7,869	8,015

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75 (1.25% floor) cash due 6/30/2016		16,625	16,455	16,340
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,589	11,473	11,630
First Lien Term Loan C, 18% PIK due 6/30/2016		2,846	2,820	2,787
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016(11)			(35)

			30,713	30,757
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest(15)			386	386

			386	386
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		17,174	17,015	16,949
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,093	10,004	10,095
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		1,765	1,699	1,886

			28,718	28,930
Stackpole Powertrain International ULC(15)	Auto parts & equipment
Subordinated Term Loan, 12% cash 2% PIK due 8/1/2018		18,151	17,982	18,046
1,000 Common Units			1,000	735

			18,982	18,781
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,875	6,797	6,823
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,296	6,227	6,369
Senior Revolver, LIBOR+7% cash due 8/8/2016(11)			(34)	—

			12,990	13,192
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,584	10,476	10,514
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,326	3,295	3,444

			13,771	13,958
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,789	5,600	5,693

			5,600	5,693
Milestone Partners IV, LP	Multi-sector holdings
3.07% limited partnership interest(12)(15)			—	—

			—	—
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,975	9,904	10,165
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,339	17,258

			27,243	27,423
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		19,081	18,902	19,205
250,000 Class A Units			250	241

			19,152	19,446
RCPDirect, LP.	Multi-Sector Holdings
0.91% limited partnership interest(15)			260	260

			260	260

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR + 5.5% (1.5% floor) cash due 9/7/2016		13,000	12,890	13,000

			12,890	13,000
Digi-Star Acquisition Holdings, Inc.	Industrial Machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,018	9,896	10,018
225 Class A Preferred Units—Purchased			225	225
2,500 Class A Common Units—Purchased			25	25

			10,146	10,268
CPASS Acquisition Company	Internet software and services
Senior Term Loan, LIBOR + 9% (1.5% floor) cash 1% PIK due 11/21/2016		5,005	4,887	5,006
Senior Revolver, LIBOR + 9% (1.5% floor) cash due 11/21/2016(11)			(19)	—

			4,868	5,006
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.75% (1.5% floor) cash due 12/1/2016		5,000	4,946	5,000
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,521	12,398	12,521
Senior Revolver, LIBOR+5.75% (1.5% floor) cash due 12/1/2016		1,158	1,136	1,158
500,000 Preferred units—Purchased			475	475
500,000 Class A Common Units			25	25

			18,980	19,179
SolutionSet, Inc.	Advertising
Senior Term Loan, LIBOR +6% (1% floor) cash due 12/21/2016		10,000	9,901	10,000

			9,901	10,000
Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,001	19,803	20,164

			19,803	20,164

Total Non-Control/Non-Affiliate Investments (150.9% of net assets)			$1,102,546	$1,079,702

Total Portfolio Investments			$1,150,419	$1,119,898

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

December 31, 2011

(dollar amounts in thousands)

(unaudited)

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

NDSSI Holdings, Inc.	December 31, 2011	+0.5% on Term Loan	– 1.0% on Term Loan A	Per loan amendment

Tegra Medical, LLC	December 30, 2011		+0.5% on Term Loan B	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+0.75% on Senior Term Loan, Subordinated Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+0.5% on Term Loan		Per waiver agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Dominion Diagnostics, LLC	April 1, 2011	– 0.5% on Term Loan A	– 1.0% on Term Loan B	Tier pricing per credit agreement

Lighting By Gregory, LLC	March 11, 2011	– 2.0% on Bridge Loan		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Traffic Control & Safety Corporation.	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement

HealthDrive Corporation	April 30, 2009	+ 2.0% on Term Loan		Per waiver agreement

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of December 31, 2011.

(14)	Investment was on PIK non-accrual status as of December 31, 2011.

(15)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(16)	Repechage Investments Limited Term Loan is under negotiation and, as such, the maturity date of the loan has been temporarily suspended.

(17)	In November 2011, Nicos Polymers & Grinding, Inc. was merged into Coll Materials Group, LLC. As a result of this transaction, the Company’s 50% membership interest in CD Holdco, LLC now represents a 23.25% membership interest in Coll Materials Group, LLC and the first lien revolver and term loan were consolidated into a $6.9 million second lien term loan with a scheduled maturity of three years that bears monthly cash interest at a rate of 12.0% per annum.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(9)(13)(14)	Housewares & Specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,366	$3,996	$2,526
First Lien Bridge Loan, 8% PIK due 3/31/2012		112	113	—
97.38% membership interest			1,210	—

			5,319	2,526
Nicos Polymers & Grinding, Inc.	Environmental & facilities services
First Lien Term Loan, 8% cash due 12/4/2017		5,347	5,280	5,189
First Lien Revolver, 8% cash due 12/4/2017		1,500	1,500	1,551
50% Membership interest in CD Holdco, LLC			1,627	5,234

			8,407	11,974

Total Control Investments (2.0% of net assets)			$13,726	$14,500

Affiliate Investments(4)
O’Currance, Inc.(13)(14)	Data Processing & Outsourced Services
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012		$11,414	$11,254	$3,173
First Lien Term Loan B, 12.875% cash 4% PIK 3/21/2012		1,164	1,140	324
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	—
3.3% Membership Interest in O’Currance Holding Co., LLC			250	—

			12,774	3,497
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		5,712	5,527	5,843
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		15,161	14,801	15,067
1,080,399 shares of Series A Preferred Stock			1,080	1,490

			21,408	22,400

Total Affiliate Investments (3.6% of net assets)			$34,182	$25,897

Non-Control/Non-Affiliate Investments(7)
Repechage Investments Limited(13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011		$3,558	$3,412	$1,829
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	1,829
Traffic Control & Safety Corporation(9)	Construction and Engineering
Senior Term Loan, LIBOR+9% cash due 6/29/2012		5,000	4,870	4,957
Senior Revolver, LIBOR+9% cash due 6/29/2012		11,986	11,754	11,966
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015		20,795	20,602	17,545
Subordinated Loan, 15% PIK due 5/28/2015		5,325	5,325	1,346
24,750 shares of Series B Preferred Stock			247	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			43,236	35,814
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	388
191,977 Shares A Shares			192	74

			408	462
Fitness Edge, LLC	Leisure Facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor) cash due 7/31/2012		750	749	757
First Lien Term Loan B, 12.5% cash 2.5% PIK due 7/31/2012		5,776	5,750	5,814
1,000 Common Units(6)			43	181

			6,542	6,752

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Boot Barn	Apparel, accessories & luxury goods and footwear
255.78 shares of Series A&B Preferred Stock			247	71
1,354 shares of Common Stock			9	9

			256	80
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 13.25% cash 3.25% PIK due 10/23/2012		19,070	17,064	—
285 shares of Common Stock			1	—

			17,065	—
Capital Equipment Group, Inc.(9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		10,278	10,112	10,226
33,463 shares of Common Stock			345	634

			10,457	10,860
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 8% cash 4% PIK due 9/1/2013		18,415	15,636	4,106
First Lien Revolver, 7.85% cash due 9/1/2013		4,554	4,554	4,554

			20,190	8,660
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,844	6,736	6,840

			6,736	6,840
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		6,263	6,049	6,352
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,282	10,212	10,217
First Lien Revolver, 12% cash due 7/17/2013(11)			(7)	—

			16,254	16,569
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		18,895	18,631	18,938

			18,631	18,938
Cenegenics, LLC	Healthcare services
414,419 Common Units(6)			598	1,060

			598	1,060
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% cash due 3/31/2014		3,236	3,215	3,244
First Lien Term Loan B, 13% cash 3% PIK due 3/31/2014		17,258	16,861	17,061
First Lien Revolver, 10% cash due 3/31/2014(11)			(25)	—
453,755 Preferred units of IZI Holdings, LLC			454	642

			20,505	20,947
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 13% cash 2.5% PIK due 9/10/2014		12,523	12,287	11,763
First Lien Revolver, 12% cash due 9/10/2014		5,800	5,697	5,479

			17,984	17,242
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest(16)			122	122

			122	122
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest(16)			445	445

			445	445

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
ADAPCO, Inc.	Fertilizers & agricultural chemicals
First Lien Term Loan A, 10% cash due 12/17/2014		8,000	7,871	8,010
First Lien Term Loan B, 12% cash 2% PIK due 12/17/2014		15,521	15,306	15,371
First Lien Term Revolver, 10% cash due 12/17/2014		5,750	5,623	5,809

			28,800	29,190
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		3,500	3,500	3,497
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		22,999	22,999	22,600
First Lien Term Revolver, LIBOR+6.5% (3% floor) cash due 12/30/2014(10)		1,500	1,500	1,479

			27,999	27,576
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (3% floor) cash due 12/31/2014		30,134	29,467	29,780
First Lien Revolver, LIBOR+9.5% (3.25% floor) cash due 12/31/2014(11)			(305)	—
17,391 Shares of Series A-1 Preferred Stock			313	313
17,391 Shares of Common Stock			187	83

			29,662	30,176
Tegra Medical, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		22,540	22,244	22,744
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		22,551	22,270	22,226
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,449	2,501

			46,963	47,471
Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest(12)(16)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		10,675	10,512	10,654
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,142	9,001	9,067
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015(11)			(29)	—

			19,484	19,721
NDSSI Holdings, LLC	Electronic equipment & instruments
First Lien Term Loan, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		29,788	29,370	29,278
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,435	3,538
2,000 Series D Preferred Units			2,047	2,047

			34,852	34,863
Eagle Hospital Physicians, Inc.(9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		25,400	24,907	25,246
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015(11)			(42)	—

			24,865	25,246
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		13,961	13,713	13,945
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,070	10,882	11,015
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015(11)			(69)	—

			24,526	24,960
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (3% floor) cash due 8/13/2015		8,329	8,189	8,343
First Lien Term Loan B, 12.25% cash 3% PIK due 8/13/2015		17,246	16,962	17,281
First Lien Revolver, LIBOR+6.5% (3% floor) cash due 8/13/2015(11)			(50)	—

			25,101	25,624

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		8,325	8,148	8,220
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,770	10,756
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,000	1,916	2,029

			20,834	21,005
CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% cash due 10/1/2015		27,913	27,495	27,659
First Lien Term Loan B, 12.5% cash 10/1/2015		22,000	21,648	21,869
First Lien Revolver, LIBOR+7.5% cash due 10/1/2015(11)			(200)	—

			48,943	49,528
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		15,990	15,720	15,668
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		21,231	20,888	20,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015		5,250	5,152	5,162
2,086,163 Common Units in RPWL Holdings, LLC			2,086	1,973

			43,846	43,786
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		13,708	13,353	13,735
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,425	14,983	17,115
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015(11)			(105)	—
10,371 Preferred Equity units in Miche Holdings, LLC(6)			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC(6)			1,463	1,496

			30,731	33,515
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.50% limited partnership interest(16)			40	40

			40	40
Dominion Diagnostics, LLC(9)	Healthcare services
First Lien Term Loan A, LIBOR+7% (2.5% floor) cash due 12/17/2015		29,550	29,030	29,442
First Lien Term Loan B, LIBOR+10.5% (2.5% floor) cash 1% PIK due 12/17/2015		20,008	19,675	19,546
First Lien Revolver, LIBOR+6.5% (2.5% floor) cash due 12/17/2015(11)			(83)	—

			48,622	48,988
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		8,046	7,923	8,007
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015		133	129	135

			8,052	8,142
DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		12,460	12,256	12,542
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 12/30/2015		8,395	8,264	8,410
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015(11)			(63)	—

			20,457	20,952
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% cash due 11/30/2013		773	773	773
First Lien Revolver, 8% cash due 11/30/2013			—	—

			773	773

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Best Vinyl Fence & Deck, LLC	Building products
First Lien Term Loan A, 8% cash due 11/30/2013		2,061	1,947	2,061
First Lien Term Loan B, 8% PIK due 7/31/2011(15)		3,969	3,969	2,000
First Lien Revolver, 8% cash due 11/30/2013			—	—

			5,916	4,061
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		16,766	16,461	16,702
First Lien Revolver, LIBOR+6% cash due 1/4/2016(11)			(35)	—

			16,426	16,702
Cardon Healthcare Network, LLC	Diversified support services
First Lien Term Loan, LIBOR+10% (1.75% floor) cash due 1/6/2016(9)		11,250	11,051	11,210
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/6/2016(11)			(35)	—

			11,016	11,210
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		13,600	13,311	13,329

			13,311	13,329
IOS Acquisitions, Inc.	Oil & gas equipment & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 1/14/2016		8,700	8,576	8,656
First Lien Term Loan B, LIBOR+10% (2% floor) cash 2% PIK due 1/14/2016		10,618	10,466	10,480
First Lien Revolver, LIBOR+8% (2% floor) cash due 1/14/2016		750	714	777

			19,756	19,913
Actient Pharmaceuticals, LLC	Healthcare services
First Lien Term Loan, LIBOR+6.25% (2% floor) cash due 7/29/2015		9,180	9,018	9,169

			9,018	9,169
Phoenix Brands Merger Sub LLC	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		8,036	7,875	7,674
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		20,390	20,035	19,071
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,429	3,303	3,198

			31,213	29,943
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		10,847	10,649	10,828

			10,649	10,828
CCCG, LLC	Oil & gas equipment & services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,738	34,115	34,152

			34,115	34,152
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,813	24,292	24,440

			24,292	24,440
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		14,220	13,920	14,273
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,162	19,731	20,078
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016(11)			(113)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	847

			34,538	35,198

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (1.5% floor) cash due 4/4/2017		4,416	4,352	4,332
First Lien Term Loan B, LIBOR+6% (1.5% floor) cash due 4/4/2017		5,000	4,929	4,903

			9,281	9,235
Ernest Health, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1.75% floor) cash due 5/13/2017		25,000	24,656	25,049

			24,656	25,049
Securus Technologies, Inc.	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		26,500	25,995	26,374

			25,995	26,374
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		7,980	7,904	7,977

			7,904	7,977
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75 (1.25% floor) cash due 6/30/2016		17,063	16,878	16,938
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,545	11,422	11,343
First Lien Term Loan C, 18% PIK due 6/30/2016		2,721	2,693	2,593
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		543	506	821

			31,499	31,695
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest(16)			299	299

			299	299
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		17,411	17,242	17,411
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,043	9,948	10,043
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		1,176	1,107	1,177

			28,297	28,631
Stackpole Powertrain International ULC(16)	Auto parts & equipment
Subordinated Term Loan, 12% cash 2% PIK due 8/1/2018		18,059	17,883	18,059
1,000 Common Units			1,000	1,000

			18,883	19,059
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		7,027	6,942	7,027
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,248	6,174	6,248
Senior Revolver, LIBOR+7% cash due 8/8/2016(11)			(37)	—

			13,079	13,275
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,530	10,417	10,530
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,181	3,147	3,181

			13,564	13,711
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		10,000	9,803	10,000

			9,803	10,000
Milestone Partners IV, LP	Multi-sector holdings
3.07% limited partnership interest(12)(16)			—	—

			—	—

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		10,000	9,926	10,000
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,331	17,500

			27,257	27,500
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		19,002	18,816	19,002
250,000 Class A Units			250	250

			19,066	19,252

Total Non-Control/Non-Affiliate Investments (148.1% of net assets)			$1,108,174	$1,079,440

Total Portfolio Investments			$1,156,082	$1,119,837

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Cardon Healthcare Network, LLC	July 1, 2011	– 2.5% on Term Loan		Tier pricing per credit agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan agreement

Dominion Diagnostics, LLC	April 1, 2011	– 0.5% on Term Loan A	– 1.0% on Term Loan B	Tier pricing per credit agreement

Lighting by Gregory, LLC	March 11, 2011	– 2.0% on Bridge Loan		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Traffic Control & Safety Corporation	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement

Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

(10)	Revolving credit line had been suspended and was deemed unlikely to be renewed in the future.

(11)	Amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2011.

(14)	Investment was on PIK non-accrual status as of September 30, 2011.

(15)	Best Vinyl Fence & Deck, LLC Term Loan B was under negotiation and, as such, the maturity date of the loan had been temporarily suspended.

(16)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1.	Organization

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through December 31, 2011:

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of December 31, 2011, the Company’s SBIC subsidiary had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $113.4 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.1 billion and $1.1 billion at December 31, 2011 and September 30, 2011, respectively. The portfolio investments represent 156.5% and 153.7% of net assets at December 31, 2011 and September 30, 2011, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The fair value of all of the Company’s investments at December 31, 2011 and September 30, 2011 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. Upon completion of their processes each quarter, the independent valuation firms provide the Company with written reports regarding the preliminary valuations of selected portfolio securities as of the close of such quarter. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith. The Company intends to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued on an annual basis.

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

The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt security. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

Gain on Extinguishment of Convertible Senior Notes:

The Company may repurchase its Convertible Senior Notes in accordance with the 1940 Act and the rules promulgated thereunder and may surrender these Notes to the Trustee for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Notes, net of the proportionate amount of unamortized debt issuance costs.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $1.0 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

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

Collateral Posted to Bank:

Collateral posted to bank consisted of cash posted as collateral with respect to the Company’s interest rate swap, which was terminated in August 2011. The Company was restricted in terms of access to this collateral until such swap was terminated or the swap agreement expired. Cash collateral posted was held in an account at Wells Fargo.

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2011.

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

The purpose of the Company’s taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company’s Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.

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

Note 3.	Portfolio Investments

At December 31, 2011, 156.5% of net assets or $1.1 billion was invested in 67 long-term portfolio investments and 9.8% of net assets or $70.3 million was invested in cash and cash equivalents. In comparison, at September 30, 2011, 153.7% of net assets or $1.1 million was invested in 65 long-term portfolio investments and 9.3% of net assets or $67.6 million was invested in cash and cash equivalents. As of December 31, 2011, 87.0% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the three months ended December 31, 2011 and December 31, 2010, the Company recorded realized losses of $16.6 million and $13.5 million, respectively. During the three months ended December 31, 2011 and December 31, 2010, the Company recorded unrealized appreciation of $5.8 million and $16.8 million, respectively.

The composition of the Company’s investments as of December 31, 2011 and September 30, 2011 at cost and fair value was as follows:

	December 31, 2011		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,131,375	$1,097,725	$1,137,754	$1,099,708
Investments in equity securities	19,044	22,173	18,328	20,129

Total	$1,150,419	$1,119,898	$1,156,082	$1,119,837

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s debt investments as of December 31, 2011 and September 30, 2011 at fixed rates and floating rates was as follows:

	December 31, 2011		September 30, 2011
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$341,245	31.09%	$359,873	32.72%
Floating rate debt securities	756,480	68.91%	739,835	67.28%

Total	$1,097,725	100.00%	$1,099,708	100.00%

The following table presents the financial instruments carried at fair value as of December 31, 2011, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$834,405	$834,405
Investments in debt securities (second lien)	—	—	139,624	139,624
Investments in debt securities (subordinated)	—	—	123,696	123,696
Investments in equity securities (preferred)	—	—	7,429	7,429
Investments in equity securities (common)	—	—	14,744	14,744

Total investments at fair value	$—	$—	$1,119,898	$1,119,898

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to December 31, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	40,754	—	42,500	700	565	84,519
Redemptions/repayments	(78,715)	(32,133)	—	(688)	(11)	(111,547)
Net accrual of PIK interest income	695	562	866	161	—	2,284
Accretion of original issue discount	546	60	—	—	—	606
Net change in unearned income	1,102	708	(497)	—	—	1,313
Net unrealized appreciation (depreciation)	(5,069)	9,980	(406)	101	1,227	5,833
Net change from unrealized to realized	—	17,064	—	(12)	1	17,053
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of December 31, 2011	$834,405	$139,624	$123,696	$7,429	$14,744	$1,119,898

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2011	$(4,274)	$(7,084)	$(406)	$113	$1,226	$(10,425)

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

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2010	$416,324	$137,851	$4,405	$2,892	$2,349	$563,821
New investments & net revolver activity	229,848	—	1,065	1,037	3,823	235,773
Redemptions/repayments	(3,813)	(50,988)	—	—	—	(54,801)
Net accrual of PIK interest income	1,795	(3,971)	211	—	—	(1,965)
Accretion of original issue discount	156	233	—	—	—	389
Net change in unearned income	(4,277)	799	—	—	—	(3,478)
Net unrealized appreciation (depreciation)	15,819	372	(361)	34	242	16,106
Net change from unrealized to realized	(13,450)	—	—	—	—	(13,450)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of December 31, 2010	$642,402	$84,296	$5,320	$3,963	$6,414	$742,395

Net unrealized depreciation relating to Level 3 assets still held at December, 31, 2010 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2010	$5,559	$592	$(361)	$34	$242	$6,066

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

The Company’s off-balance sheet arrangements consisted of $101.1 million and $108.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2011 and September 30, 2011, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2011 and September 30, 2011 is shown in the table below:

	December 31, 2011	September 30, 2011
CRGT, Inc.	$12,500	$12,500
JTC Education, Inc.	11,775	14,000
Charter Brokerage, LLC	5,588	6,176
Refac Optical Group	5,500	5,500
Rail Acquisition Corp.	5,309	5,446
Miche Bag, LLC	5,000	5,000
Dominion Diagnostics, LLC	5,000	5,000
Enhanced Recovery Company, LLC	4,000	4,000
DISA, Inc.	4,000	4,000
Specialty Bakers, LLC	4,000	2,000
Titan Fitness, LLC	3,500	2,957
Phoenix Brands Merger Sub LLC	3,429	3,000
Epic Acquisition, Inc.	3,000	3,000
Discovery Practice Management, Inc.	3,000	3,000
Traffic Control & Safety Corporation.	2,514	3,014
Eagle Hospital Physicians, Inc.	2,500	2,500
HealthDrive Corporation	2,000	2,000
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Cardon Healthcare Network, LLC	2,000	2,000
Milestone Partners IV, LP (limited partnership interest)	2,000	2,000
Tegra Medical, LLC	1,500	1,500
IOS Acquisitions, Inc.	1,000	1,250
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	946	960
Genoa Healthcare Holdings, LLC	842	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
Welocalize, Inc.	750	750
RCPDirect, LP (limited partnership interest)	740	—
Baird Capital Partners V, LP (limited partnership interest)	614	701
Riverside Fund IV, LP (limited partnership interest)	517	555
Saddleback Fence and Vinyl Products, Inc.	400	400
Advanced Pain Management	400	267
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200
ADAPCO, Inc.	—	4,250
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500

Total	$101,084	$108,804

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2011		September 30, 2011
Cost:
First lien debt	$855,220	74.34%	$890,729	77.05%
Second lien debt	147,716	12.84%	161,455	13.97%
Subordinated debt	128,439	11.16%	85,570	7.40%
Purchased equity	12,016	1.04%	11,263	0.97%
Equity grants	5,605	0.49%	6,158	0.53%
Limited partnership interests	1,423	0.13%	907	0.08%

Total	$1,150,419	100.00%	$1,156,082	100.00%

	December 31, 2011		September 30, 2011
Fair value:
First lien debt	$834,405	74.51%	$875,092	78.14%
Second lien debt	139,624	12.47%	143,383	12.80%
Subordinated debt	123,696	11.05%	81,233	7.25%
Purchased equity	14,497	1.29%	12,548	1.12%
Equity grants	6,253	0.56%	6,675	0.60%
Limited partnership interests	1,423	0.12%	906	0.09%

Total	$1,119,898	100.00%	$1,119,837	100.00%

The Company invests in portfolio companies located in North America. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	December 31, 2011		September 30, 2011
Cost:
Northeast U.S.	$394,495	34.29%	$389,185	33.66%
Southwest U.S.	247,238	21.50%	273,513	23.66%
Southeast U.S.	232,039	20.17%	244,988	21.19%
West U.S.	169,898	14.77%	142,745	12.35%
Midwest U.S.	87,767	7.63%	86,768	7.51%
Canada	18,982	1.64%	18,883	1.63%

Total	$1,150,419	100.00%	$1,156,082	100.00%

	December 31, 2011		September 30, 2011
Fair value:
Northeast U.S.	$397,169	35.46%	$389,898	34.82%
Southwest U.S.	235,540	21.03%	248,588	22.20%
Southeast U.S.	233,596	20.86%	246,358	22.00%
West U.S.	144,906	12.94%	127,522	11.39%
Midwest U.S.	89,906	8.03%	88,412	7.90%
Canada	18,781	1.68%	19,059	1.69%

Total	$1,119,898	100.00%	$1,119,837	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011		September 30, 2011
Cost:
Healthcare services	$236,075	20.52%	$227,145	19.65%
Healthcare equipment	83,314	7.24%	71,254	6.16%
Oil & gas equipment & services	82,300	7.15%	82,168	7.11%
Diversified support services	51,677	4.49%	55,472	4.80%
Internet software & services	48,622	4.23%	43,846	3.79%
IT consulting & other services	47,930	4.17%	48,943	4.23%
Pharmaceuticals	46,224	4.02%	27,257	2.36%
Construction and engineering	44,290	3.85%	43,236	3.74%
Leisure facilities	37,113	3.23%	38,041	3.29%
Electronic equipment & instruments	35,180	3.06%	34,852	3.01%
Specialty stores	34,442	2.99%	34,538	2.99%
Education services	31,596	2.75%	29,662	2.57%
Household products	30,611	2.66%	31,213	2.70%
Apparel, accessories & luxury goods	29,781	2.59%	30,986	2.68%
Advertising	29,578	2.57%	19,892	1.72%
Home improvement retail	27,896	2.42%	27,999	2.42%
Diversified financial services	24,904	2.16%	13,311	1.15%
Integrated telecommunication services	22,069	1.92%	25,995	2.25%
Industrial machinery	20,682	1.80%	10,457	0.90%
Electronic manufacturing services	20,327	1.77%	20,190	1.75%
Human resources & employment services	20,262	1.76%	20,457	1.77%
Auto parts & equipment	18,982	1.65%	18,883	1.63%
Distributors	18,752	1.63%	18,631	1.61%
Food distributors	18,538	1.61%	20,834	1.80%
Air freight & logistics	18,100	1.57%	17,984	1.56%
Environmental & facilities services	16,382	1.42%	16,311	1.41%
Leisure products	13,770	1.20%	13,564	1.17%
Data processing & outsourced services	12,775	1.11%	12,775	1.10%
Restaurants	9,763	0.85%	13,966	1.21%
Construction materials	6,789	0.59%	6,736	0.58%
Housewares & specialties	5,319	0.46%	5,319	0.46%
Building products	4,754	0.41%	6,689	0.58%
Multi-sector holdings	1,423	0.13%	907	0.09%
Movies & entertainment	199	0.02%	199	0.02%
Fertilizers & agricultural chemicals	—	0.00%	28,800	2.49%
Healthcare technology	—	0.00%	20,505	1.77%
Trucking	—	0.00%	17,065	1.48%

Total	$1,150,419	100.00%	$1,156,082	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2011		September 30, 2011
Fair Value:
Healthcare services	$240,637	21.49%	$231,478	20.67%
Healthcare equipment	83,603	7.47%	71,911	6.42%
Oil & gas equipment & services	83,177	7.43%	82,696	7.38%
Diversified support services	52,590	4.70%	56,232	5.02%
Internet software & services	48,474	4.33%	43,786	3.91%
IT consulting & other services	48,340	4.32%	49,528	4.42%
Pharmaceuticals	46,601	4.16%	27,500	2.46%
Leisure facilities	37,429	3.34%	38,447	3.43%
Specialty stores	35,295	3.15%	35,198	3.14%
Electronic equipment & instruments	34,953	3.12%	34,863	3.11%
Education services	32,508	2.90%	30,176	2.69%
Apparel, accessories & luxury goods	32,430	2.90%	33,595	3.00%
Advertising	30,136	2.69%	20,183	1.80%
Household products	30,045	2.68%	29,943	2.67%
Construction and engineering	28,498	2.54%	35,814	3.20%
Home improvement retail	24,909	2.22%	27,576	2.46%
Diversified financial services	24,875	2.22%	13,329	1.19%
Integrated telecommunication services	22,220	1.98%	26,374	2.36%
Environmental & facilities services	21,660	1.93%	19,952	1.78%
Industrial machinery	21,301	1.90%	10,860	0.97%
Human resources & employment services	20,871	1.86%	20,952	1.87%
Distributors	19,218	1.72%	18,938	1.69%
Food distributors	18,967	1.69%	21,006	1.88%
Auto parts & equipment	18,781	1.68%	19,059	1.70%
Air freight & logistics	16,630	1.48%	17,243	1.54%
Leisure products	13,958	1.25%	13,711	1.22%
Electronic manufacturing services	8,698	0.78%	8,660	0.77%
Restaurants	7,625	0.68%	11,829	1.06%
Construction materials	7,013	0.63%	6,840	0.61%
Building products	2,533	0.23%	4,833	0.43%
Data processing & outsourced services	2,160	0.19%	3,497	0.31%
Housewares & specialties	2,078	0.19%	2,526	0.23%
Multi-sector holdings	1,423	0.13%	907	0.11%
Movies & entertainment	262	0.02%	258	0.02%
Fertilizers & agricultural chemicals	—	0.00%	29,190	2.61%
Healthcare technology	—	0.00%	20,947	1.87%

Total	$1,119,898	100.00%	$1,119,837	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2011 and September 30, 2011, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2011 and December 31, 2010, no individual investment produced income that exceeded 10% of investment income.

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

Accumulated unearned fee income activity for the three months ended December 31, 2011 and December 31, 2010 was as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010
Beginning unearned fee income balance	$18,333	$11,901
Net fees received	4,772	4,706
Unearned fee income recognized	(6,085)	(1,228)

Ending unearned fee income balance	$17,020	$15,379

As of December 31, 2011, the Company had structured $6.3 million in aggregate exit fees across 9 portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2011 and December 31, 2010:

	Three months ended December 31, 2011	Three months ended December 31, 2010
Earnings per common share — basic:
Net increase in net assets resulting from operations	$10,184	$17,448
Weighted average common shares outstanding — basic	72,376	54,641
Earnings per common share — basic	$0.14	$0.32
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$10,184	$17,448
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	458	—

Net increase in net assets resulting from operations, as adjusted	$10,642	$17,448
Weighted average common shares outstanding — basic	72,376	54,641
Adjustments for dilutive effect of convertible notes	8,537	—

Weighted average common shares outstanding — diluted	80,913	54,641
Earnings per common share — diluted	$0.13	$0.32

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to December 31, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317		$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786	(1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326		0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995		0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211		0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776		0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890		0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420		0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689		0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269		0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425		0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850		0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569		0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238		0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038		0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072		0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766		0.6 million
1/30/2011	4/1/2011	4/29/2011	0.1066	6.5 million	45,193		0.6 million
1/30/2011	5/2/2011	5/31/2011	0.1066	6.5 million	48,870		0.6 million
1/30/2011	6/1/2011	6/30/2011	0.1066	6.5 million	55,367		0.6 million
5/2/2011	7/1/2011	7/29/2011	0.1066	7.1 million	58,829	(1)	0.6 million
5/2/2011	8/1/2011	8/31/2011	0.1066	7.1 million	64,431	(1)	0.6 million
5/2/2011	9/1/2011	9/30/2011	0.1066	7.2 million	52,487	(1)	0.5 million
8/1/2011	10/14/2011	10/31/2011	0.1066	7.3 million	40,388	(1)	0.4 million
8/1/2011	11/15/2011	11/30/2011	0.1066	7.3 million	43,034	(1)	0.4 million
8/1/2011	12/13/2011	12/23/2011	0.1066	7.3 million	43,531	(1)	0.4 million

(1)	Shares were purchased on the open market and distributed.

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

In October 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock. Stock repurchases under this program are to be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided it is below the most recently published net asset value per share. The stock repurchase program expired December 31, 2011, with the Company not repurchasing any shares of its common stock pursuant to the repurchase program.

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

On November 5, 2010, the Company amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of the Company’s portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, and extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor.

In connection with the Wells Fargo facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company will sell to Funding certain loan assets it has originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility. Funding was formed for the sole purpose of entering into the Wells Fargo facility and has no other operations.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2011, the Company had $45.3 million of borrowings outstanding under the Wells Fargo facility, which borrowings had a fair value of $45.3 million.

On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc., and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in any of the Company’s SBIC subsidiaries, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company’s portfolio companies for tax purposes and have no other operations. None of the Company’s SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

As of December 31, 2011, the Company had $144.0 million of borrowings outstanding under the ING facility, which borrowings had a fair value of $144.0 million.

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

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of its businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2011, the Company had $20.0 million of borrowings outstanding under the Sumitomo facility, which borrowings had a fair value of $20.0 million.

As of December 31, 2011, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility.

Interest expense for the three months ended December 31, 2011 and December 31, 2010 was $5.7 million and $1.9 million, respectively.

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

Accumulated PIK interest activity for the three months ended December 31, 2011 and December 31, 2010 was as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010
PIK balance at beginning of period	$22,672	$19,301
Gross PIK interest accrued	3,672	3,384
PIK income reserves	(257)	(240)
PIK interest received in cash	(1,131)	(5,109)

PIK balance at end of period	$24,956	$17,336

As of December 31, 2011, the Company had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended December 31, 2011. As of December 31, 2010, the Company had stopped accruing cash interest, PIK interest and OID on three investments that had not paid all of their scheduled cash interest payments for the period ended December 31, 2010.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentages of the Company’s portfolio investments at cost and fair value by accrual status for the periods ended December 31, 2011, September 30, 2011 and December 31, 2010 were as follows:

	December 31, 2011				September 30, 2011				December 31, 2010
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,112,527	96.71%	$1,109,720	99.09%	$1,116,762	96.60%	$1,111,986	99.30%	$718,285	95.14%	$723,365	97.44%
PIK non-accrual	15,636	1.36%	4,007	0.36%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	22,256	1.93%	6,171	0.55%	39,320	3.40%	7,851	0.70%	36,679	4.86%	19,030	2.56%

Total	$1,150,419	100.00%	$1,119,898	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$754,964	100.00%	$742,395	100.00%

The non-accrual status of the Company’s portfolio investments as of December 31, 2011, September 30, 2011 and December 31, 2010 was as follows:

	December 31, 2011	September 30, 2011	December 31, 2010
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
MK Network, LLC	—	—	Cash non-accrual
O’Currance, Inc.	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—

Income non-accrual amounts related to the above investments for the three months ended December 31, 2011 and December 31, 2010 were as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010
Cash interest income	$1,190	$2,106
PIK interest income	828	240
OID income	90	31

Total	$2,108	$2,377

Note 8.	Taxable/Distributable Income and Dividend Distributions

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2011.

Three months ended December 31, 2011
Net increase in net assets resulting from operations	$10,184
Net change in unrealized (appreciation) depreciation	(5,833)
Book/tax difference due to deferred loan origination fees, net	(2,083)
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to interest income on certain loans	571
Book/tax difference due to capital losses not recognized	16,638
Other book-tax differences	(34)

Taxable/Distributable Income(1)	$19,421

(1)	The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2012. Therefore, the final taxable income may be different than the estimate.

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

Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. For tax purposes, distributions may include returns of capital. The Company maintains an “opt out” dividend reinvestment plan for its stockholders.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s Board of Directors has declared the following distributions from inception to December 31, 2011:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/0209	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	$0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	$0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	$0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	$0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	$0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	$0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	$0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	$0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	$0.0958

For income tax purposes, the Company estimates that its distributions for the calendar year 2012 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2012. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.

As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008, 2009 and 2010, the Company incurred a de minimis federal excise tax for those calendar years. The Company does not expect to incur a federal excise tax for calendar year 2011.

Note 9.	Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swaps

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment or interest rate swap without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company’s determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

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

During the three months ended December 31, 2011, the Company recorded investment realization events, including the following:

•

In November 2011, the Company recorded a realized loss in the amount of $18.1 million as a result of a Delaware bankruptcy court judge ruling which confirmed a Chapter 11 plan of reorganization that provided no recovery on the Company’s investment in Premier Trailer Leasing, Inc.;

•

In November 2011, the Company received a cash payment of $20.2 million from IZI Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and the Company received an additional $1.3 million proceeds from its equity investment, realizing a gain of $0.8 million;

•

In December 2011, the Company received a cash payment of $23.0 million from ADAPCO, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In December 2011, the Company received a cash payment of $2.0 million from Best Vinyl Fence & Deck, LLC in full satisfaction of all obligations related to the Term Loan A under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In December 2011, the Company received a cash payment of $9.2 million from Actient Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In December 2011, the Company sold $4.0 million of its $10.0 million debt investment in Bojangles and no realized gain or loss was recorded on this transaction. The proceeds related to this sale had not yet been received as of December 31, 2011 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities; and

•

In December 2011, the Company sold $2.0 million of its $11.5 million debt investment in US Collections, Inc. and no realized gain or loss was recorded on this transaction. The proceeds related to this sale had not yet been received as of December 31, 2011 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities.

During the three months ended December 31, 2010, the Company recorded investment realization events, including the following:

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

During the three months ended December 31, 2011, the Company recorded net unrealized appreciation of $5.8 million. This consisted of $1.3 million of net unrealized appreciation on equity investments and $17.1 million of net reclassifications to realized losses on our investments, offset by $12.6 million of net unrealized depreciation on debt investments. During the three months ended December 31, 2010, the Company recorded net unrealized appreciation of $16.8 million. This consisted of $10.3 million of net reclassifications to realized losses on our investments, $5.5 million of net unrealized appreciation on debt investments, $0.3 million of net unrealized appreciation on equity investments and $0.7 million of net unrealized appreciation on interest rate swaps.

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components—a base management fee and an incentive fee.

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

For the three months ended December 31, 2011 and December 31, 2010, base management fees were $5.7 million and $3.8 million, respectively. At December 31, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.7 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

For the three months ended December 31, 2011 and December 31, 2010, incentive fees were $5.2 million and $3.5 million, respectively. At December 31, 2011, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.2 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

Administration Agreement

The Company has also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for the Company by its chief compliance officer. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended December 31, 2011, the Company accrued administration expenses of $1.1 million, including $0.3 million of general and administrative expenses, which are due to FSC, Inc. At December 31, 2011, $1.8 million (inclusive of these administration expenses) was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12.	Financial Highlights

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Net asset value at beginning of period	$10.07	$10.43
Net investment income	0.29	0.26
Net unrealized appreciation on investments and interest rate swap	0.08	0.31
Net realized loss on investments and interest rate swap	(0.23)	(0.24)
Dividends paid	(0.32)	(0.32)

Net asset value at end of period	$9.89	$10.44

Per share market value at beginning of period	$9.32	$11.14
Per share market value at end of period	$9.57	$12.14
Total return(1)	6.08%	11.93%
Common shares outstanding at beginning of period	72,376	54,550
Common shares outstanding at end of period	72,376	55,059
Net assets at beginning of period	$728,627	$569,172
Net assets at end of period	$715,665	$574,920
Average net assets(2)	$725,333	$572,151
Ratio of net investment income to average net assets(3)	11.48%	9.75%
Ratio of total expenses to average net assets(3)	10.84%	7.82%
Ratio of portfolio turnover to average investments at fair value	5.38%	2.17%
Weighted average outstanding debt(4)	$438,146	$102,678
Average debt per share	$6.05	$1.86

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Preferred Stock

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

In August 2011, the Company terminated the swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation.

Note 15.	Convertible Senior Notes

On April 12, 2011, the Company issued $152 million of unsecured convertible senior notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $124.5 million convertible debt currently outstanding is 8,433,817. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the conversion of the Company’s convertible senior notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

During the three months ended December 31, 2011, the Company recorded interest expense of $1.9 million related to the Convertible Notes.

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the three months ended December 31, 2011, the Company repurchased $10.5 million principal of the Convertible Notes in the open market for an aggregate purchase price of $8.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.3 million.

As of December 31, 2011, there were $124.5 million Convertible Notes outstanding, which had a fair value of $112.4 million.

Note 16.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2011, except as disclosed below.

On January 26, 2012, the Company completed a follow-on public offering of 10,000,000 shares of its common stock at a net offering price of $10.07 per share. The proceeds totaled $100.7 million.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2011. Other factors that could cause actual results to differ materially include:

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

On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. Our stock was listed on the New York Stock Exchange until November 28, 2011 when the Company transferred the listing to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC”.

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

On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”) which are convertible into shares of our common stock at an initial, and current, rate of 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock).

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

The fair value of all of our investments at December 31, 2011, and September 30, 2011, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

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

The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%
For the quarter ending December 31, 2010	73.9%
For the quarter ending March 31, 2011	82.0%
For the quarter ending June 30, 2011	82.9%
For the quarter ending September 30, 2011	91.2%
For the quarter ending December 31, 2011	89.1%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on December 31, 2009, and therefore was not part of the independent valuation process

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process

As of December 31, 2011 and September 30, 2011, approximately 91.9% and 92.6%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2011, we had structured $6.3 million in aggregate exit fees across 9 portfolio investments upon the future exit of those investments.

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

For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our annual report on Form 10-K for the year ended September 30, 2011. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our consolidated financial statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $25.0 million and represented 2.2% of the fair value of our portfolio of investments as of December 31, 2011 and $22.7 million or 2.0% as of September 30, 2011. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition

Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company, generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2011	September 30, 2011
Cost:
First lien debt	74.34%	77.05%
Second lien debt	12.84%	13.97%
Subordinated debt	11.16%	7.40%
Purchased equity	1.04%	0.97%
Equity grants	0.49%	0.53%
Limited partnership interests	0.13%	0.08%

Total	100.00%	100.00%

	December 31, 2011	September 30, 2011
Fair value:
First lien debt	74.51%	78.14%
Second lien debt	12.47%	12.80%
Subordinated debt	11.05%	7.25%
Purchased equity	1.29%	1.12%
Equity grants	0.56%	0.60%
Limited partnership interests	0.12%	0.09%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	December 31, 2011	September 30, 2011
Cost:
Healthcare services	20.52%	19.65%
Healthcare equipment	7.24%	6.16%
Oil & gas equipment & services	7.15%	7.11%
Diversified support services	4.49%	4.80%
Internet software & services	4.23%	3.79%
IT consulting & other services	4.17%	4.23%
Pharmaceuticals	4.02%	2.36%
Construction and engineering	3.85%	3.74%
Leisure facilities	3.23%	3.29%
Electronic equipment & instruments	3.06%	3.01%
Specialty stores	2.99%	2.99%
Education services	2.75%	2.57%
Household products	2.66%	2.70%
Apparel, accessories & luxury goods	2.59%	2.68%
Advertising	2.57%	1.72%
Home improvement retail	2.42%	2.42%
Diversified financial services	2.16%	1.15%
Integrated telecommunication services	1.92%	2.25%
Industrial machinery	1.80%	0.90%
Electronic manufacturing services	1.77%	1.75%
Human resources & employment services	1.76%	1.77%
Auto parts & equipment	1.65%	1.63%
Distributors	1.63%	1.61%
Food distributors	1.61%	1.80%
Air freight & logistics	1.57%	1.56%
Environmental & facilities services	1.42%	1.41%
Leisure products	1.20%	1.17%

	December 31, 2011	September 30, 2011
Data processing & outsourced services	1.11%	1.10%
Restaurants	0.85%	1.21%
Construction materials	0.59%	0.58%
Housewares & specialties	0.46%	0.46%
Building products	0.41%	0.58%
Multi-sector holdings	0.13%	0.09%
Movies & entertainment	0.02%	0.02%
Fertilizers & agricultural chemicals	0.00%	2.49%
Healthcare technology	0.00%	1.77%
Trucking	0.00%	1.48%

Total	100.00%	100.00%

Fair Value:
Healthcare services	21.49%	20.67%
Healthcare equipment	7.47%	6.42%
Oil & gas equipment & services	7.43%	7.38%
Diversified support services	4.70%	5.02%
Internet software & services	4.33%	3.91%
IT consulting & other services	4.32%	4.42%
Pharmaceuticals	4.16%	2.46%
Leisure facilities	3.34%	3.43%
Specialty stores	3.15%	3.14%
Electronic equipment & instruments	3.12%	3.11%
Education services	2.90%	2.69%
Apparel, accessories & luxury goods	2.90%	3.00%
Advertising	2.69%	1.80%
Household products	2.68%	2.67%
Construction and engineering	2.54%	3.20%
Home improvement retail	2.22%	2.46%
Diversified financial services	2.22%	1.19%
Integrated telecommunication services	1.98%	2.36%
Environmental & facilities services	1.93%	1.78%
Industrial machinery	1.90%	0.97%
Human resources & employment services	1.86%	1.87%
Distributors	1.72%	1.69%
Food distributors	1.69%	1.88%
Auto parts & equipment	1.68%	1.70%
Air freight & logistics	1.48%	1.54%
Leisure products	1.25%	1.22%
Electronic manufacturing services	0.78%	0.77%
Restaurants	0.68%	1.06%
Construction materials	0.63%	0.61%
Building products	0.23%	0.43%
Data processing & outsourced services	0.19%	0.31%
Housewares & specialties	0.19%	0.23%
Multi-sector holdings	0.13%	0.11%
Movies & entertainment	0.02%	0.02%
Fertilizers & agricultural chemicals	0.00%	2.61%
Healthcare technology	0.00%	1.87%

Total	100.00%	100.00%

Portfolio Asset Quality

We employ a grading system to assess and monitor the credit risk of our investment portfolio. We rate all investments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. In the current period, we have determined that there should be an individual rating assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of December 31, 2011 and September 30, 2011:

	December 31, 2011			September 30, 2011
	Fair Value	Percentage of Total Portfolio	Leverage Ratio	Fair Value	Percentage of Total Portfolio	Leverage Ratio
1	$ 157,514	14.07%	2.67	$ 81,335	7.26%	3.16
2	941,289	84.05%	3.95	1,021,990	91.26%	3.87
3	—	0.00%	—	8,660	0.77%	NM (1)
4	10,917	0.97%	NM (1)	—	0.00%	—
5	10,178	0.91%	NM (1)	7,852	0.71%	NM (1)

Total	$ 1,119,898	100.00%	3.86	$ 1,119,837	100.00%	3.82

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2011, we had modified the payment terms of our investments in 10 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of December 31, 2011, we had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, three of which had not paid all of their scheduled cash interest payments for the period ended December 31, 2011. As of December 31, 2010, we had stopped accruing cash interest, PIK interest and OID on three investments that had not paid all of their scheduled cash interest payments.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentage of our portfolio investments at cost and fair value by accrual status for the periods ended December 31, 2011, September 30, 2011 and December 31, 2010 was as follows:

	December 31, 2011				September 30, 2011				December 31, 2010
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,112,527	96.71%	$1,109,720	99.09%	$1,116,762	96.60%	$1,111,986	99.30%	$718,285	95.14%	$723,365	97.44%
PIK non-accrual	15,636	1.36%	4,007	0.36%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	22,256	1.93%	6,171	0.55%	39,320	3.40%	7,851	0.70%	36,679	4.86%	19,030	2.56%

Total	$1,150,419	100.00%	$1,119,898	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$754,964	100.00%	$742,395	100.00%

The non-accrual status of our portfolio investments as of December 31, 2011, September 30, 2011 and December 31, 2010 was as follows:

	December 31, 2011	September 30, 2011	December 31, 2010
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
MK Network, LLC	—	—	Cash non-accrual
O’Currance, Inc.	Cash non-accrual	Cash non-accrual	—
Premier Trailer Leasing, Inc.	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—

Income non-accrual amounts related to the above investments for the three months ended December 31, 2011 and December 31, 2010 were as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010
Cash interest income	$1,190	$2,106
PIK interest income	828	240
OID income	90	31

Total	$2,108	$2,377

Discussion and Analysis of Results and Operations

Results of Operations

The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and interest rate swap.

Comparison of the three months ended December 31, 2011 and December 31, 2010

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

Total investment income for the three months ended December 31, 2011 and December 31, 2010 was $39.5 million and $25.3 million, respectively. For the three months ended December 31, 2011, this amount primarily consisted of $33.5 million of interest income from portfolio investments (which included $3.4 million of PIK interest) and $6.0 million of fee income. For the three months ended December 31, 2010, this amount primarily consisted of $20.8 million of interest income from portfolio investments (which included $3.1 million of PIK interest) and $4.5 million of fee income.

The increase in our total investment income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily attributable to a higher average level of outstanding debt investments, which was principally due to a net increase of 19 debt investments in our portfolio, partially offset by scheduled amortization repayments received and other debt payoffs and a decrease in the weighted average yield on our debt investments from 13.16% to 12.27% during the year-over-year period.

Expenses

Expenses for the three months ended December 31, 2011 and December 31, 2010 were $19.8 million and $11.3 million, respectively. Expenses increased for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 by $8.5 million. This was due primarily to increases in:

•

Base management fee, which was attributable to a 50.8% increase in the fair value of the investment portfolio due to an increase in new investment originations and fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 49.3% increase in pre-incentive fee net investment income for the year-over-year period; and

•

Interest expense, which was attributable to a 326.7% increase in weighted average debt outstanding for the year-over-year period. The significant increase in debt outstanding for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 is attributable to our ability to obtain attractively priced debt to finance our investment operations.

Gain on Extinguishment of Convertible Senior Notes

During the three months ended December 31, 2011, we repurchased $10.5 million of our Convertible Notes in the open market and surrendered them to the Trustee for cancellation. The aggregate purchase price of these Convertible Notes was $8.9 million. As such we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded was $1.3 million. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the Investment Adviser under our investment advisory agreement.

Net Investment Income

As a result of the $14.2 million increase in total investment income and the $1.3 million gain on extinguishment of debt, as compared to the $8.5 million increase in total expenses, net investment income for the three months ended December 31, 2011 reflected a $6.9 million, or 49.3%, increase compared to the three months ended December 31, 2010.

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

During the three months ended December 31, 2011, we recorded investment realization events, including the following:

•

In November 2011, we recorded a realized loss in the amount of $18.1 million as a result of a Delaware bankruptcy court judge ruling which confirmed a Chapter 11 plan of reorganization that provided no recovery on our investment in Premier Trailer Leasing, Inc.;

•

In November 2011, we received a cash payment of $20.2 million from IZI Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and we received an additional $1.3 million proceeds from our equity investment, realizing a gain of $0.8 million;

•

In December 2011, we received a cash payment of $23.0 million from ADAPCO, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In December 2011, we received a cash payment of $2.0 million from Best Vinyl Fence & Deck, LLC in full satisfaction of all obligations related to the Term Loan A under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In December 2011, we received a cash payment of $9.2 million from Actient Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In December 2011, we sold $4.0 million of our $10.0 million debt investment in Bojangles and no realized gain or loss was recorded on this transaction. The proceeds related to this sale had not yet been received as of December 31, 2011 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities; and

•

In December 2011, we sold $2.0 million of our $11.5 million debt investment in US Collections, Inc. and no realized gain or loss was recorded on this transaction. The proceeds related to this sale had not yet been received as of December 31, 2011 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities.

During the three months ended December 31, 2010, we recorded investment realization events, including the following:

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

During the three months ended December 31, 2011, we recorded net unrealized appreciation of $5.8 million. This consisted of $1.3 million of net unrealized appreciation on equity investments and $17.1 million of net reclassifications to realized losses on our investments, offset by $12.6 million of net unrealized depreciation on debt investments. During the three months ended December 31, 2010, we recorded net unrealized appreciation of $16.8 million. This consisted of $10.3 million of net reclassifications to realized losses on our investments, $5.5 million of net unrealized appreciation on debt investments, $0.3 million of net unrealized appreciation on equity investments and $0.7 million of net unrealized appreciation on our interest rate swap.

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

For the three months ended December 31, 2011, we experienced a net increase in cash and cash equivalents of $2.7 million. During that period, we had $4.0 million of cash provided by operating activities, primarily from $73.0 million of principal payments, PIK payments and sale proceeds received and $21.0 million of net investment income, offset by the funding of $84.5 million of investments and net revolvers. During the same period cash used by financing activities was $1.3 million, primarily consisting of $23.1 million of cash dividends paid, $8.9 million of net repurchases of our convertible senior notes, $0.3 million of offering costs paid and $0.2 million of deferred financing costs paid, partially offset by $31.2 million of net borrowings under our credit facilities.

For the three months ended December 31, 2010, we experienced a net decrease in cash and cash equivalents of $33.7 million. During that period, we used $159.4 million of cash in operating activities, primarily for the funding of $234.7 million of investments and net revolvers, partially offset by $58.8 million of principal and PIK payments received and $14.1 million of net investment income. During the same period cash provided by financing activities was $125.6 million, primarily consisting of $89.0 million of net borrowings under our credit facilities, $50.3 million of SBA borrowings and $5.0 million of proceeds from issuances of our common stock, partially offset by $16.5 million of cash dividends paid, $0.2 million of offering costs paid and $2.0 million of deferred financing costs paid.

As of December 31, 2011, we had $70.3 million in cash and cash equivalents, portfolio investments (at fair value) of $1.1 billion, $6.9 million of interest and fees receivable, $6.0 million of receivables from unsettled transactions, $150.0 million of SBA debentures payable, $209.3 million of borrowings outstanding under our credit facilities, $124.5 million of convertible senior notes payable and unfunded commitments of $101.1 million.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2011, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2011, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $150.0 million of SBA debentures were outstanding as of December 31, 2011 that had a fair value of $113.4 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

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

Significant capital transactions that occurred since October 1, 2010

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock since October 1, 2010:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 30, 2010	January 4, 2011	January 31, 2011	0.1066	5.4 million	36,038		0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829		0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431		0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487		0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 11, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through December 31, 2011:

Date	Transaction	Shares	Share Price		Gross Proceeds
December 2010	At-the-market offering	429,110	11.87	(3)	5.1 million
February 4, 2011	Public offering(1)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(2)	5,558,469	11.72		65.1 million

(1)	Includes the underwriters’ full exercise of their over-allotment option
(2)	Includes the underwriters’ partial exercise of their over-allotment option
(3)	Average offering price

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

On November 5, 2010, we amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, and extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor.

In connection with the Wells Fargo facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we will sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility. Funding was formed for the sole purpose of entering into the Wells Fargo facility and has no other operations.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2011, we had $45.3 million of borrowings outstanding under the Wells Fargo facility, which borrowings had a fair value of $45.3 million.

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allowed us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiaries Funding, Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

As of December 31, 2011, we had $144.0 million of borrowings outstanding under the ING facility, which borrowings had a fair value of $144.0 million.

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

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2011, we had $20.0 million of borrowings outstanding under the Sumitomo facility, which borrowings had a fair value of $20.0 million.

As of December 31, 2011, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility.

Interest expense for the three months ended December 31, 2011 and 2010 was $5.7 million and $1.9 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value(1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$541 million	$729 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$637 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.33:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$665 million	$729 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	3.33:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	9.83:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$728 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2011. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended December 31, 2011.

We and our SBIC subsidiary are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2011.

The following table reflects credit facility and debenture transactions that occurred from October 1, 2009 through December 31, 2011. Amounts available and drawn are as of December 31, 2011:

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—	$45 million	(1)	$45 million	$—	LIBOR + 2.75%
ING facility	5/27/ 2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/ 2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/ 2011	Expanded credit facility	230 million	0.4 million	230 million		144 million	86 million	LIBOR + 3.00%/3.25%(2)
SBA	2/16/ 2010	Received capital commitment	75 million	0.8 million
	9/21/ 2010	Received capital commitment	150 million	0.8 million	150 million		150 million	—	3.567%(3)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	29 million	(1)	20 million	9 million	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%).

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $124.5 million convertible debt currently outstanding is 8,433,817. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible senior notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three months ended December 31, 2011, we recorded interest expense of $1.9 million related to the Convertible Notes.

We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the three months ended December 31, 2011, we repurchased $10.5 million principal of the Convertible Notes in the open market for an aggregate purchase price of $8.9 million and surrendered them to the Trustee for cancellation.

As of December 31, 2011, there were $124.5 million Convertible Notes outstanding, which had a fair value of $112.4 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2011, our only off-balance sheet arrangements consisted of $101.1 million of unfunded commitments, which was comprised of $94.5 million to provide debt financing to certain of our portfolio companies and $6.6 million related to unfunded limited partnership interests. As of September 30, 2011, our only off-balance sheet arrangements consisted of $108.8 million, which was comprised of $102.7 million to provide debt financing to certain of our portfolio companies and $6.1 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial convenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2011 and September 30, 2011 is shown in the table below:

	December 31, 2011	September 30, 2011
CRGT, Inc.	$12,500	$12,500
JTC Education, Inc.	11,775	14,000
Charter Brokerage, LLC	5,588	6,176
Refac Optical Group	5,500	5,500
Rail Acquisition Corp.	5,309	5,446
Miche Bag, LLC	5,000	5,000
Dominion Diagnostics, LLC	5,000	5,000
Enhanced Recovery Company, LLC	4,000	4,000
DISA, Inc.	4,000	4,000
Specialty Bakers, LLC	4,000	2,000
Titan Fitness, LLC	3,500	2,957
Phoenix Brands Merger Sub LLC	3,429	3,000
Epic Acquisition, Inc.	3,000	3,000
Discovery Practice Management, Inc.	3,000	3,000
Traffic Control & Safety Corporation.	2,514	3,014
Eagle Hospital Physicians, Inc.	2,500	2,500
HealthDrive Corporation	2,000	2,000
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Cardon Healthcare Network, LLC	2,000	2,000
Milestone Partners IV, LP (limited partnership interest)	2,000	2,000
Tegra Medical, LLC	1,500	1,500
IOS Acquisitions, Inc.	1,000	1,250
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	946	960
Genoa Healthcare Holdings, LLC	842	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
Welocalize, Inc.	750	750
RCPDirect, LP (limited partnership interest)	740	—
Baird Capital Partners V, LP (limited partnership interest)	614	701
Riverside Fund IV, LP (limited partnership interest)	517	555
Saddleback Fence and Vinyl Products, Inc.	400	400
Advanced Pain Management	400	267
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200
ADAPCO, Inc.	—	4,250
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500

Total	$101,084	$108,804

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes:

	Debt Outstanding as of September 30, 2011	Debt Outstanding as of December 31, 2011	Weighted average debt outstanding for the three months ended December 31, 2011	Maximum debt outstanding for the three months ended December 31, 2011
SBA debentures payable	$150,000	$150,000	$150,000	$150,000
Wells Fargo facility	39,524	45,269	38,727	$45,269
ING facility	133,500	144,000	109,837	$145,000
Sumitomo facility	5,000	20,000	13,054	$26,000
Convertible senior notes payable	135,000	124,500	126,528	$135,000

Total debt	$463,024	$483,769	$438,146	$490,769

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes:

	Payments due by period as of December 31, 2011
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	53,813	5,773	11,556	11,572	24,912
Wells Fargo facility	45,269	—	45,269	—	—
Interest due on Wells Fargo facility	2,972	1,379	1,593	—	—
ING facility	144,000	—	144,000	—	—
Interest due on ING facility	10,246	4,770	5,476	—	—
Sumitomo facility	20,000	—	—	—	20,000
Interest due on Sumitomo facility	3,738	557	1,113	1,113	955
Convertible senior notes payable	124,500	—	—	124,500	—
Interest due on convertible senior notes	28,473	6,692	13,384	8,397	—

Total	$583,011	$19,171	$222,391	$145,582	$195,867

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2011 and 2010, we have paid our investment adviser $11.0 million and $7.3 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. We have paid FSC, Inc. $1.1 million and $0.8 million during the three months ended December 31, 2011 and 2010 and, respectively, under the administration agreement.

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

Recent Developments

On January 26, 2012, we completed a follow-on public offering of 10,000,000 shares of our common stock at a net offering price of $10.07 per share. The proceeds totaled $100.7 million.

On February 7, 2012, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on April 30, 2012 to stockholders of record on April 13, 2012;

•	$0.0958 per share, payable on May 31, 2012 to stockholders of record on May 15, 2012; and

•	$0.0958 per share, payable on June 29, 2012 to stockholders of record on June 15, 2012.

At our upcoming annual meeting of shareholders to be held in April 2012, we intend to seek shareholder approval to amend our investment advisory agreement to reduce the “hurdle rate” required for our investment adviser to earn, and be paid, the income incentive fee. Specifically, the amendment would reduce the quarterly hurdle rate used in calculating the income-related portion of our investment adviser’s incentive fee from 2.0% (or 8.0% annually) to 1.75% (or 7.0% annually) and adjust the related quarterly catch-up hurdle rate from 2.5% to 2.1875% (or from 10.0% to 8.75% annually). If the amendment goes into effect and remains in effect, it would permanently increase the probability that our investment adviser will receive an income incentive fee earlier, and in higher amounts, than it would have received under the current investment advisory agreement, if at all.

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

As of December 31, 2011, 68.9% of our debt investment portfolio (at fair value) and 65.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2011 and September 30, 2011 was as follows:

	December 31, 2011		September 30, 2011
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$122,002	16.13%	$125,453	16.96%
1% to under 2%	282,385	37.33%	261,878	35.40%
2% to under 3%	170,554	22.55%	168,928	22.83%
3% to under 4%	175,485	23.20%	176,976	23.92%
4% to under 5%	569	0.08%	757	0.10%
5% and over	5,485	0.71%	5,843	0.79%

Total	$756,480	100.00%	$739,835	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2011, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
100	$1,000	$(2,000)	$(1,000)
200	5,000	(4,000)	1,000
300	11,000	(6,000)	5,000
400	19,000	(8,000)	11,000
500	26,000	(10,000)	16,000

(1)	A decline in interest rates would not have a material impact on our financial statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2011 and September 30, 2011:

	December 31, 2011		September 30, 2011
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$70,336	$—	$67,644	$—
Prime rate	7,305	29,000	38,890	53,000
LIBOR
30 day	51,763	180,269	51,368	125,024
90 day	702,455	—	654,932	—
Fixed rate	393,567	274,500	418,981	285,000

Total	$1,225,426	$483,769	$1,231,815	$463,024

On August 16, 2010, we entered into an interest rate swap agreement that was scheduled to expire on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of December 31, 2011, we were no longer party to any interest rate swap agreements.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors.

Except as described below, there have been no material changes during the three months ended December 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2011.

Risks Related to Our Investments

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the healthcare sector represent approximately 30% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and to consummate some of their acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.2	Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.

Date: February 8, 2012	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: February 8, 2012	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.2	Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.