Form 10-Q
period 2012-03-31
Fifth Street Finance Corp
filed 2012-05-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 82,420,903 shares of common stock outstanding as of May 8, 2012.

FIFTH STREET FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Investments at fair value:
Control investments (cost March 31, 2012: $15,331; cost September 30, 2011: $13,726)	$17,198	$14,500
Affiliate investments (cost March 31, 2012: $21,126; cost September 30, 2011: $34,182)	22,168	25,897
Non-control/Non-affiliate investments (cost March 31, 2012: $1,042,240; cost September 30, 2011: $1,108,174)	1,016,857	1,079,440

Total investments at fair value (cost March 31, 2012: $1,078,697; cost September 30, 2011: $1,156,082)	1,056,223	1,119,837
Cash and cash equivalents	115,178	67,644
Interest and fees receivable	6,825	6,752
Due from portfolio company	657	552
Deferred financing costs	14,309	14,668
Collateral posted to bank and other assets	238	264

Total assets	$1,193,430	$1,209,717

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,658	$1,175
Base management fee payable	5,391	5,710
Incentive fee payable	5,698	4,997
Due to FSC, Inc.	1,417	1,480
Interest payable	4,309	4,669
Payments received in advance from portfolio companies	27	35
Offering costs payable	108	—
Credit facilities payable	87,500	178,024
SBA debentures payable	150,000	150,000
Convertible senior notes payable	124,000	135,000

Total liabilities	380,108	481,090

Net assets:
Common stock, $0.01 par value, 150,000 shares authorized, 82,421 and 72,376 shares issued and outstanding at March 31, 2012 and September 30, 2011	824	724
Additional paid-in-capital	929,841	829,620
Net unrealized depreciation on investments and interest rate swap	(22,095)	(35,976)
Net realized loss on investments and interest rate swap	(90,904)	(63,485)
Accumulated overdistributed net investment income	(4,344)	(2,256)

Total net assets (equivalent to $9.87 and $10.07 per common share at March 31, 2012 and September 30, 2011) (Note 12)	813,322	728,627

Total liabilities and net assets	$1,193,430	$1,209,717

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Interest income:
Control investments	$211	$13	$432	$13
Affiliate investments	690	1,128	1,394	2,290
Non-control/Non-affiliate investments	28,183	21,203	57,309	37,692
Interest on cash and cash equivalents	14	4	18	14

Total interest income	29,098	22,348	59,153	40,009

PIK interest income:
Control investments	—	101	38	135
Affiliate investments	155	276	310	557
Non-control/Non-affiliate investments	2,737	3,094	5,959	5,923

Total PIK interest income	2,892	3,471	6,307	6,615

Fee income:
Control investments	—	—	—	126
Affiliate investments	146	133	254	267
Non-control/Non-affiliate investments	9,905	3,741	15,790	8,008

Total fee income	10,051	3,874	16,044	8,401

Dividend and other income:
Non-control/Non-affiliate investments	39	8	72	11

Total dividend and other income	39	8	72	11

Total investment income	42,080	29,701	81,576	55,036

Expenses:
Base management fee	5,391	4,786	11,132	8,565
Incentive fee	5,698	4,139	10,945	7,653
Professional fees	600	508	1,691	1,198
Board of Directors fees	70	36	126	85
Interest expense	5,602	2,724	11,326	4,663
Administrator expense	708	391	1,524	745
General and administrative expenses	1,256	561	2,394	1,515

Total expenses	19,325	13,145	39,138	24,424

Gain on extinguishment of convertible senior notes	36	—	1,341	—

Net investment income	22,791	16,556	43,779	30,612

Unrealized appreciation on interest rate swap	—	234	—	971
Unrealized appreciation (depreciation) on investments:
Control investments	(25)	(757)	1,089	7,313
Affiliate investments	10,610	(8,591)	9,327	(10,171)
Non-control/Non-affiliate investments	(2,538)	8,742	3,465	18,357

Net unrealized appreciation (depreciation) on investments	8,047	(606)	13,881	15,499

Realized loss on investments:
Control investments	—	(41)	—	(7,806)
Affiliate investments	(10,693)	—	(10,620)	—
Non-control/Non-affiliate investments	(89)	(472)	(16,800)	(6,157)

Net realized loss on investments	(10,782)	(513)	(27,420)	(13,963)

Net increase in net assets resulting from operations	$20,056	$15,671	$30,240	$33,119

Net investment income per common share — basic	$0.29	$0.27	$0.58	$0.52
Earnings per common share — basic	$0.25	$0.25	$0.40	$0.57
Weighted average common shares outstanding — basic	79,534	62,120	75,935	58,340
Net investment income per common share — diluted	$0.28	$0.27	$0.54	$0.52
Earnings per common share — diluted	$0.24	$0.25	$0.38	$0.57
Weighted average common shares outstanding — diluted	87,943	62,120	84,084	58,340

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	Six months ended March 31, 2012	Six months ended March 31, 2011
Operations:
Net investment income	$43,779	$30,612
Net unrealized appreciation on investments and interest rate swap	13,881	16,470
Net realized loss on investments	(27,420)	(13,963)

Net increase in net assets from operations	30,240	33,119
Stockholder transactions:
Distributions to stockholders	(45,867)	(36,309)

Net decrease in net assets from stockholder transactions	(45,867)	(36,309)
Capital share transactions:
Issuance of common stock, net	99,876	143,430
Issuance of common stock under dividend reinvestment plan	446	2,336

Net increase in net assets from capital share transactions	100,322	145,766

Total increase in net assets	84,695	142,576

Net assets at beginning of period	728,627	569,172

Net assets at end of period	$813,322	$711,748

Net asset value per common share	$9.87	$10.68

Common shares outstanding at end of period	82,421	66,668

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended March 31, 2012	Six months ended March 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$30,240	$33,119
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Gain on extinguishment of convertible senior notes	(1,341)	—
Net unrealized appreciation on investments and interest rate swap	(13,881)	(16,470)
Net realized losses on investments and interest rate swap	27,420	13,963
PIK interest income	(6,307)	(6,615)
Recognition of fee income	(16,044)	(8,401)
Accretion of original issue discount on investments	(914)	(809)
Amortization of deferred financing costs	2,051	955
Change in operating assets and liabilities:
Fee income received	12,578	14,011
Increase in interest and fees receivable	(225)	(1,826)
(Increase) decrease in due from portfolio company	(105)	7
Decrease in collateral posted to bank and other assets	26	81
Increase in accounts payable, accrued expenses and other liabilities	483	101
Increase (decrease) in base management fee payable	(319)	1,910
Increase in incentive fee payable	700	1,280
Decrease in due to FSC, Inc.	(63)	(275)
Increase (decrease) in interest payable	(360)	370
Decrease in payments received in advance from portfolio companies	(8)	(469)
Purchases of investments and net revolver activity, net of syndications	(204,346)	(452,661)
Principal payments received on investments (scheduled payments)	23,309	10,186
Principal payments received on investments (payoffs)	228,604	62,204
PIK interest income received in cash	1,798	6,711
Proceeds from the sale of investments	11,549	—

Net cash provided (used) by operating activities	94,845	(342,628)

Cash flows from financing activities:
Dividends paid in cash	(45,421)	(33,973)
Borrowings under SBA debentures payable	—	65,300
Borrowings under credit facilities	223,500	378,000
Repayments of borrowings under credit facilities	(314,024)	(244,000)
Repurchases of convertible senior notes	(9,378)	—
Proceeds from the issuance of common stock	100,700	143,922
Deferred financing costs paid	(1,973)	(4,338)
Offering costs paid	(715)	(492)

Net cash provided (used) by financing activities	(47,311)	304,419

Net increase (decrease) in cash and cash equivalents	47,534	(38,209)
Cash and cash equivalents, beginning of period	67,644	76,765

Cash and cash equivalents, end of period	$115,178	$38,556

Supplemental Information:
Cash paid for interest	$9,840	$3,338
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$446	$2,336

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(9)(13)(14)	Housewares & specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,586	$3,996	$1,610
First Lien Bridge Loan, 8% PIK due 3/31/2012(17)		113	113	—
97.38% membership interest			1,210	—

			5,319	1,610
Coll Materials Group LLC(19)	Environmental & facilities services
Second Lien Term Loan, 12% cash due 11/1/2014		6,885	6,885	6,880
50% Membership interest in CD Holdco, LLC			3,127	8,708

			10,012	15,588

Total Control Investments (2.1% of net assets)			$15,331	$17,198

Affiliate Investments(4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		$4,997	$4,880	$5,125
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		15,403	15,166	15,402
1,080,399 shares of Series A Preferred Stock			1,080	1,641

			21,126	22,168

Total Affiliate Investments (2.7% of net assets)			$21,126	$22,168

Non-Control/Non-Affiliate Investments(7)
Repechage Investments Limited(13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011(16)		$3,608	$3,412	$1,908
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	1,908
Traffic Control & Safety Corporation(9)(14)	Construction & engineering
Senior Term Loan A, LIBOR+9.0% cash due 6/29/2012		5,000	4,956	5,000
Senior Revolver, LIBOR+9.0% cash due 6/29/2012		12,486	12,409	12,514
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015(13)		21,760	20,829	10,918
Subordinated Loan, 15% PIK due 5/28/2015(13)		5,772	5,531	—
24,750 shares of Series B Preferred Stock			247	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			44,410	28,432
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	388
191,977 Shares A Shares			192	75

			408	463
Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor), cash due 7/31/2012		375	375	378
First Lien Term Loan B, 12% cash 2.5% PIK due 7/31/2012		5,850	5,839	6,008
1,000 Common Units			43	179

			6,257	6,565
Capital Equipment Group, Inc.(9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		10,383	10,271	10,444
33,463 shares of Common Stock			345	717

			10,616	11,161
Rail Acquisition Corp.(14)	Electronic manufacturing services
First Lien Term Loan, 12% PIK due 9/1/2013		19,568	15,637	3,083
First Lien Revolver, 7.85% cash due 9/1/2013		4,369	4,370	4,370

			20,007	7,453

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,931	6,843	7,085

			6,843	7,085
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		5,763	5,611	5,706
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,335	10,285	10,329
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,245	1,265

			17,141	17,300
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,088	18,872	19,407

			18,872	19,407
Cenegenics, LLC	Healthcare services
414,419 Common Units(6)			598	1,342

			598	1,342
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,682	12,508	12,640
First Lien Term Loan B, 12% cash due 9/10/2014		5,860	5,789	2,365

			18,297	15,005
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest(15)			240	240

			240	240
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest(6)(15)			598	598

			598	598
Ambath/Rebath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		3,000	2,989	2,851
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		23,293	23,268	20,687
First Lien Term Revolver, LIBOR+6.5% (3% floor) cash due 12/30/2014(10)		1,500	1,500	1,356

			27,757	24,894
JTC Education, Inc.	Education services
First Lien Term Loan, LIBOR+9.5% (3% floor) cash due 12/31/2014		29,404	28,839	29,295
First Lien Revolver, LIBOR+9.5% (3.25% floor) cash due 12/31/2014		2,175	1,875	2,310
17,391 Shares of Series A-1 Preferred Stock			313	313
17,391 Shares of Common Stock			187	10

			31,214	31,928
Tegra Medical, LLC(9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		20,854	20,619	20,808
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		22,897	22,660	22,679
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,457	2,473

			45,736	45,960
Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest(12)(15)			—	—

			—	—

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		10,123	9,988	10,137
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,212	9,091	9,173
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015(11)			(25)	—

			19,054	19,310
NDSSI Holdings, LLC(9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,604	21,380
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,076	8,076	8,095
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,461	3,459
2,000 Series D Preferred Units			2,379	2,378

			35,520	35,312
Eagle Hospital Physicians, Inc.(9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,978	24,561	24,927
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,065	1,113

			25,626	26,040
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		13,380	13,189	13,356
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,071	10,916	10,986
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015(11)			(56)	—

			24,049	24,342
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,650	4,416	4,587
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,804	10,837
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015(11)			(71)	—

			15,149	15,424
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,843	20,516	20,915
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		23,933	23,561	24,014
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015(11)			(190)	—
2,086,163 Common Units in RPWL Holdings, LLC			3,347	3,065

			47,234	47,994
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		11,125	10,877	11,109
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,693	15,544	17,357
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,407	1,499
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	725

			30,328	31,859
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.50% limited partnership interest(15)			66	66

			66	66
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,380	7,271	7,383
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015(11)			(4)	—

			7,267	7,383

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
DISA, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,865	11,671	11,970
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 12/30/2015		8,459	8,332	8,634
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015(11)			(61)	—

			19,942	20,604
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2013			—	—

			648	648
Best Vinyl Fence & Deck, LLC	Building products
First Lien Term Loan B, 8% PIK due 6/30/2012		4,190	4,190	2,090

			4,190	2,090
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		16,362	16,066	16,161
First Lien Revolver, LIBOR+6% cash due 1/4/2016(11)			(35)	—

			16,031	16,161
Cardon Healthcare Network, LLC(9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,665	10,478	10,970
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		22,283	22,055	22,316
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017(11)			(44)	—
65,903 Class A Units			250	342

			32,739	33,628
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		32,850	32,401	32,255

			32,401	32,255
Phoenix Brands Merger Sub LLC(9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		7,446	7,288	7,418
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		20,789	20,373	19,900
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,143	2,014	2,204

			29,675	29,522
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		8,543	8,411	8,510

			8,411	8,510
CCCG, LLC(9)	Oil & gas equipment & services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,747	34,004	34,377

			34,004	34,377
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,688	24,205	24,163

			24,205	24,163
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		13,930	13,628	13,934
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,242	19,796	20,333
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016(11)			(117)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	64
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	999

			34,307	35,330

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (1.5% floor) cash due 4/4/2017		3,994	3,936	3,932
First Lien Term Loan B, LIBOR+6% (1.5% floor) cash due 4/4/2017		4,700	4,635	4,634

			8,571	8,566
Securus Technologies, Inc.	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,086	22,339

			22,086	22,339
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		7,940	7,854	7,990

			7,854	7,990
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75 (1.25% floor) cash due 6/30/2016		16,125	15,970	16,042
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,633	11,524	11,643
First Lien Term Loan C, 18% PIK due 6/30/2016		2,976	2,951	2,970
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016(11)			(33)	—

			30,412	30,655
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest(15)			386	386

			386	386
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		16,938	16,788	16,915
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,143	10,059	9,927
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016(11)			(62)	—

			26,785	26,842
Stackpole Powertrain International ULC(15)	Auto parts & equipment
Subordinated Term Loan, 12% cash 2% PIK due 8/1/2018		18,243	18,080	18,164
1,000 Common Units			1,000	1,063

			19,080	19,227
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,722	6,652	6,691
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,344	6,281	6,269
Senior Revolver, LIBOR+7% cash due 8/8/2016(11)			(32)	—

			12,901	12,960
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,637	10,534	10,562
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,480	3,451	3,560

			13,985	14,122
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,789	5,686	5,833

			5,686	5,833
Milestone Partners IV, LP	Multi-sector holdings
3.07% limited partnership interest(15)			525	525

			525	525
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,950	9,883	10,193
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,347	17,660

			27,230	27,853

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		26,830	26,583	26,842
299,292.94 Class A Units(6)			299	222

			26,882	27,064
RCPDirect, LP.	Multi-sector holdings
0.91% limited partnership interest(15)			297	297

			297	297
The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016		12,935	12,831	12,921

			12,831	12,921
Digi-Star Acquisition Holdings, Inc.	Industrial Machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,056	9,940	10,121
225 Class A Preferred Units			225	225
2,500 Class A Common Units			25	44

			10,190	10,390
CPASS Acquisition Company	Internet software & services
Senior Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,955	4,848	5,029
Senior Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016(11)			(18)	—

			4,830	5,029
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,584	12,467	12,555
500,000 Preferred units			475	487
500,000 Class A Common Units			25	32

			12,967	13,074
SolutionSet, Inc.	Advertising
Senior Term Loan, LIBOR+6% (1% floor) cash due 12/21/2016		9,739	9,646	9,687

			9,646	9,687
Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,077	19,889	20,107

			19,889	20,107
ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest(12)(15)			—	—

			—	—
Blue Coat Systems, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 2/15/2018		15,000	14,853	15,000
Second Lien Term Loan, LIBOR+10% (1.5% floor) cash due 8/15/2018		7,000	6,932	7,000

			21,785	22,000
CRGT, Inc.(18)	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		25,547	25,295	25,618

			25,295	25,618
Riverside Fund V, LP	Multi-sector holdings
0.4% limited partnership interest(12)(15)			—	—

			—	—
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		9,000	8,858	9,000
Senior Term Loan B, 12.5% cash due 3/30/2017		5,500	5,415	5,500
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017(11)			(62)	—

			14,211	14,500

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		13,850	13,714	13,851

			13,714	13,851

Total Non-Control/Non-Affiliate Investments (125.0% of net assets)			$1,042,240	$1,016,857

Total Portfolio Investments (129.9% of net assets)			$1,078,697	$1,056,223

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Cardon Healthcare Network, LLC	January 24, 2012	+ 1.5% on Term Loan A		Per loan amendment

Traffic Control & Safety Corporation	January 1, 2012	+ 3.0% on Senior Term Loan & Senior Revolver	+ 2.0% on Subordinated Term Loan	Default interest per loan agreement
		– 4.0% on Second Lien Term Loan	+ 3.0% on Second Lien Term Loan

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan; + 0.50% on Senior Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per waiver agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Lighting By Gregory, LLC	March 11, 2011	+ 6.0% on Bridge Loan	– 8.0% on Bridge Loan	Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Fifth Street Finance Corp.

Consolidated Schedule of Investments

March 31, 2012

(dollar amounts in thousands)

(unaudited)

(10)	Revolving credit line has been suspended and is deemed unlikely to be renewed in the future.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of March 31, 2012.

(14)	Investment was on PIK non-accrual status as of March 31, 2012.

(15)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(16)	Repechage Investments Limited Term Loan is under negotiation and, as such, the maturity date of the loan has been temporarily suspended.

(17)	Lighting By Gregory, LLC Bridge Loan is under negotiation and, as such, the maturity date of the loan has been temporarily suspended.

(18)	In March 2012, the Company received a cash payment from CRGT, Inc. in full satisfaction of all obligations under the senior loan agreement. As part of this refinancing, the Company closed on a $25.5 million subordinated debt investment in CRGT, Inc.

(19)	In November 2011, Nicos Polymers & Grinding, Inc. was merged into Coll Materials Group, LLC. As a result of this transaction, the Company’s 50% membership interest in CD Holdco, LLC now represents a 23.25% membership interest in Coll Materials Group, LLC and the first lien revolver and term loan were consolidated into a $6.9 million second lien term loan with a scheduled maturity of three years that bears monthly cash interest at a rate of 12.0% per annum.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(9)(13)(14)	Housewares & specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,366	$3,996	$2,526
First Lien Bridge Loan, 8% PIK due 3/31/2012		112	113	—
97.38% membership interest			1,210	—

			5,319	2,526
Nicos Polymers & Grinding, Inc.	Environmental & facilities services
First Lien Term Loan, 8% cash due 12/4/2017		5,347	5,280	5,189
First Lien Revolver, 8% cash due 12/4/2017		1,500	1,500	1,551
50% Membership interest in CD Holdco, LLC			1,627	5,234

			8,407	11,974

Total Control Investments (2.0% of net assets)			$13,726	$14,500

Affiliate Investments(4)
O’Currance, Inc.(13)(14)	Data Processing & outsourced services
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012		$11,414	$11,254	$3,173
First Lien Term Loan B, 12.875% cash 4% PIK 3/21/2012		1,164	1,140	324
1.75% Preferred Membership interest in O’Currance Holding Co., LLC			130	—
3.3% Membership Interest in O’Currance Holding Co., LLC			250	—

			12,774	3,497
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013		5,712	5,527	5,843
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013		15,161	14,801	15,067
1,080,399 shares of Series A Preferred Stock			1,080	1,490

			21,408	22,400

Total Affiliate Investments (3.6% of net assets)			$34,182	$25,897

Non-Control/Non-Affiliate Investments(7)
Repechage Investments Limited(13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011		$3,558	$3,412	$1,829
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	1,829
Traffic Control & Safety Corporation(9)	Construction & engineering
Senior Term Loan, LIBOR+9% cash due 6/29/2012		5,000	4,870	4,957
Senior Revolver, LIBOR+9% cash due 6/29/2012		11,986	11,754	11,966
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015		20,795	20,602	17,545
Subordinated Loan, 15% PIK due 5/28/2015		5,325	5,325	1,346
24,750 shares of Series B Preferred Stock			247	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			43,236	35,814
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	388
191,977 Shares A Shares			192	74

			408	462
Fitness Edge, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+5.25% (4.75% floor) cash due 7/31/2012		750	749	757
First Lien Term Loan B, 12.5% cash 2.5% PIK due 7/31/2012		5,776	5,750	5,814
1,000 Common Units(6)			43	181

			6,542	6,752

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Boot Barn	Apparel, accessories & luxury goods and footwear
255.78 shares of Series A&B Preferred Stock			247	71
1,354 shares of Common Stock			9	9

			256	80
Premier Trailer Leasing, Inc.(9)(13)(14)	Trucking
Second Lien Term Loan, 13.25% cash 3.25% PIK due 10/23/2012		19,070	17,064	—
285 shares of Common Stock			1	—

			17,065	—
Capital Equipment Group, Inc.(9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		10,278	10,112	10,226
33,463 shares of Common Stock			345	634

			10,457	10,860
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Term Loan, 12% PIK due 9/1/2013		18,415	15,636	4,106
First Lien Revolver, 7.85% cash due 9/1/2013		4,554	4,554	4,554

			20,190	8,660
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,844	6,736	6,840

			6,736	6,840
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		6,263	6,049	6,352
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,282	10,212	10,217
First Lien Revolver, 12% cash due 7/17/2013(11)			(7)	—

			16,254	16,569
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		18,895	18,631	18,938

			18,631	18,938
Cenegenics, LLC	Healthcare services
414,419 Common Units(6)			598	1,060

			598	1,060
IZI Medical Products, Inc.	Healthcare technology
First Lien Term Loan A, 12% cash due 3/31/2014		3,236	3,215	3,244
First Lien Term Loan B, 13% cash 3% PIK due 3/31/2014		17,258	16,861	17,061
First Lien Revolver, 10% cash due 3/31/2014(11)			(25)	—
453,755 Preferred units of IZI Holdings, LLC			454	642

			20,505	20,947
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan, 13% cash 2.5% PIK due 9/10/2014		12,523	12,287	11,763
First Lien Revolver, 12% cash due 9/10/2014		5,800	5,697	5,479

			17,984	17,242
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest(16)			122	122

			122	122
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest(16)			445	445

			445	445

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		10,000	9,926	10,000
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,331	17,500

			27,257	27,500
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		19,002	18,816	19,002
250,000 Class A Units			250	250

			19,066	19,252

Total Non-Control/Non-Affiliate Investments (148.1% of net assets)			$1,108,174	$1,079,440

Total Portfolio Investments (153.7% of net assets)			$1,156,082	$1,119,837

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Cardon Healthcare Network, LLC	July 1, 2011	– 2.5% on Term Loan		Tier pricing per credit agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan agreement

Dominion Diagnostics, LLC	April 1, 2011	– 0.5% on Term Loan A	– 1.0% on Term Loan B	Tier pricing per credit agreement

Lighting by Gregory, LLC	March 11, 2011	– 2.0% on Bridge Loan		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Traffic Control & Safety Corporation	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement

Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through March 31, 2012:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	$9.25		$87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	$10.50		$58.0 million
January 27, 2010	Follow-on public offering	7,000,000	$11.20		$78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	$11.20		$3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	$11.50		$105.8 million
December 2010	At-the-Market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	$12.65		$145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	$11.72		$65.1 million
January 26, 2012	Follow-on public offering	10,000,000	$10.07		$100.7 million

(1)	Average offering price

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of March 31, 2012, the Company’s SBIC subsidiary had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $126.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

For the three and six months ended March 31, 2012, the Company recorded interest expense of $1.6 million and $3.2 million, respectively, related to the SBA-guaranteed debentures.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.06 billion and $1.12 billion at March 31, 2012 and September 30, 2011, respectively. The portfolio investments represent 129.9% and 153.7% of net assets at March 31, 2012 and September 30, 2011, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using market, income and bond yield approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market approach or income approach in determining the fair value of the Company’s investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.

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

The fair value of all of the Company’s investments at March 31, 2012 and September 30, 2011 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

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

The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt security. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $6.1 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

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

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations. As of March 31, 2012, the Company was not party to any interest rate swap agreements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. $0.8 million of offering costs have been charged to capital during the six months ended March 31, 2012.

Income Taxes:

As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2012). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008, 2009 and 2010. The Company did not incur a federal excise tax for calendar year 2011 and does not expect to incur a federal excise tax for calendar year 2012. The Company may incur a federal excise tax in future years.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

ASU 2011-04 amends ASC 820 and requires entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in shareholders’ equity, and disclosures about fair value measurements. ASU 2011-04 changes the measurement of the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement related to size as a characteristic of the reporting entity’s holding rather than a characteristic of the asset or liability. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this disclosure-only guidance is included in Note 3 — Portfolio Investments and did not have an impact on the Company’s consolidated financial results.

Note 3.	Portfolio Investments

At March 31, 2012, 129.9% of net assets or $1.06 billion was invested in 67 long-term portfolio investments and 14.2% of net assets or $115.2 million was invested in cash and cash equivalents. In comparison, at September 30, 2011, 153.7% of net assets or $1.12 billion was invested in 65 long-term portfolio investments and 9.3% of net assets or $67.6 million was invested in cash and cash equivalents. As of March 31, 2012, 81.3% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the three and six months ended March 31, 2012, the Company recorded net realized losses of $10.8 million and $27.4 million, respectively. During the three and six months ended March 31, 2011, the Company recorded net realized losses on investments of $0.5 million and $14.0 million, respectively. During the three and six months ended March 31, 2012, the Company recorded net unrealized appreciation of $8.0 million and $13.9 million, respectively. During the three and six months ended March 31, 2011, the Company recorded net unrealized depreciation of $0.4 million and net unrealized appreciation of $16.5 million, respectively.

The composition of the Company’s investments as of March 31, 2012 and September 30, 2011 at cost and fair value was as follows:

	March 31, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,056,115	$1,029,661	$1,137,754	$1,099,708
Investments in equity securities	22,582	26,562	18,328	20,129

Total	$1,078,697	$1,056,223	$1,156,082	$1,119,837

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s debt investments as of March 31, 2012 and September 30, 2011 at fixed rates and floating rates was as follows:

	March 31, 2012		September 30, 2011
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$351,469	34.13%	$359,873	32.72%
Floating rate debt securities	678,192	65.87%	739,835	67.28%

Total	$1,029,661	100.00%	$1,099,708	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2012, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$736,192	$736,192
Investments in debt securities (second lien)	—	—	122,261	122,261
Investments in debt securities (subordinated)	—	—	171,208	171,208
Investments in equity securities (preferred)	—	—	7,801	7,801
Investments in equity securities (common)	—	—	18,761	18,761

Total investments at fair value	$—	$—	$1,056,223	$1,056,223

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2011 to March 31, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2011	$834,405	$139,624	$123,696	$7,429	$14,744	$1,119,898
New investments & net revolver activity	62,064	7,000	47,016	—	3,747	119,827
Redemptions/repayments	(162,030)	(25,745)	—	—	—	(187,775)
Net accrual of PIK interest income	850	347	857	172	—	2,226
Accretion of original issue discount	248	60	—	—	—	308
Net change in unearned income	2,323	378	(397)	—	—	2,304
Net unrealized appreciation	6,917	243	36	331	520	8,047
Net change from unrealized to realized	(8,585)	354	—	(131)	(250)	(8,612)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2012	$(1,668)	$597	$36	$200	$270	$(565)

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2010 to March 31, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2010	$642,402	$84,296	$5,320	$3,963	$6,414	$742,395
New investments & net revolver activity	196,101	—	20,000	999	905	218,005
Redemptions/repayments	(17,074)	(1,581)	—	—	—	(18,655)
Net accrual of PIK interest income	1,895	(241)	215	—	—	1,869
Accretion of original issue discount	338	82	—	—	—	420
Net change in unearned income	(2,844)	119	(389)	—	—	(3,114)
Net unrealized appreciation (depreciation)	1,335	(89)	(799)	(149)	(904)	(606)
Net change from unrealized to realized	(268)	—	—	(254)	(43)	(565)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2011	$821,885	$82,586	$24,347	$4,559	$6,372	$939,749

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March, 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2011	$1,067	$(89)	$(799)	$(403)	$(947)	$(1,171)

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to March 31, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	102,817	7,000	89,516	700	4,313	204,346
Redemptions/repayments	(241,538)	(23,751)	—	(713)	(9)	(266,011)
Net accrual of PIK interest income	1,545	908	1,723	333	—	4,509
Accretion of original issue discount	794	120	—	—	—	914
Net change in unearned income	3,424	1,088	(894)	—	—	3,618
Net unrealized appreciation (depreciation)	1,850	10,223	(370)	432	1,746	13,881
Net change from unrealized to realized	(7,792)	(16,710)	—	(118)	(251)	(24,871)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2012	$(5,942)	$(6,487)	$(370)	$314	$1,495	$(10,990)

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2010 to March 31, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2010	$416,324	$136,786	$5,470	$2,892	$2,349	$563,821
New investments & net revolver activity	425,950	—	20,000	2,036	4,728	452,714
Redemptions/repayments	(24,078)	(51,722)	—	—	—	(75,800)
Net accrual of PIK interest income	3,691	(4,214)	427	—	—	(96)
Accretion of original issue discount	494	315	—	—	—	809
Net change in unearned income	(7,121)	918	(389)	—	—	(6,592)
Net unrealized appreciation (depreciation)	17,154	283	(1,161)	(115)	(662)	15,499
Net change from unrealized to realized	(10,529)	220	—	(254)	(43)	(10,606)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2011	$821,885	$82,586	$24,347	$4,559	$6,372	$939,749

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March, 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2011	$6,625	$503	$(1,161)	$(369)	$(705)	$4,893

The Company utilizes a bond yield model to estimate the fair value of its debt investments where there is not a readily available market value (Level 3) based on the present value of expected cash flows. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium, size premium and industry premium, which are significant unobservable inputs into the model.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range						Weighted Average
First lien debt	$720,120	Bond yield approach	Capital structure premium	(a	)	0.0%		-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a	)	(2.5%	)	-	12.5%	3.0%
			Size premium	(a	)	0.0%		-	2.0%	1.3%
			Industry premium/(discount)	(a	)	(1.3%	)	-	3.9%	0.3%

	16,072	Enterprise value approach	Weighted average cost of capital			21.0%		-	22.0%	21.5%
			Company specific risk premium	(a	)	4.0%		-	8.0%	6.1%
			Revenue growth rate			10.0%		-	10.0%	10.0%
			EBITDA multiple	(b	)	3.2x		-	7.5x	5.9x

Second lien & subordinated debt	282,551	Bond yield approach	Capital structure premium	(a	)	2.0%		-	2.0%	2.0%
			Tranche specific risk premium	(a	)	1.5%		-	7.8%	4.4%
			Size premium	(a	)	0.0%		-	2.0%	1.0%
			Industry premium/(discount)	(a	)	(1.3%	)	-	0.8%	(0.2%	)
	10,918	Enterprise value approach	Weighted average cost of capital			24.0%		-	24.0%	24.0%
			Company specific risk premium	(a	)	6.0%		-	6.0%	6.0%
			Revenue growth rate			10.4%		-	10.4%	10.4%
			EBITDA multiple	(b	)	7.6x		-	7.6x	7.6x

Preferred & common equity	26,562	Enterprise value approach	Weighted average cost of capital			10.0%		-	36.0%	24.8%
			Company specific risk premium	(a	)	2.0%		-	21.0%	12.1%
			Revenue growth rate			3.6%		-	26.3%	15.2%
			EBITDA multiple	(b	)	4.6x		-	10.2x	7.8x

Total	$1,056,223

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium, and industry premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.

Under the enterprise value approach, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA multiple. Significant increases or decreases in a portfolio company’s weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or EBITDA multiple in isolation may result in a significantly higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2012 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$87,500	$87,500	$—	$—	$87,500
SBA debentures payable	150,000	126,200	—	—	126,200
Convertible senior notes payable	124,000	118,000	—	—	118,000

Total	$361,500	$331,700	$—	$—	$331,700

The carrying values of credit facilities payable approximates their fair values and are included in Level 3 of the hierarchy.

The Company utilizes the bond yield approach to estimate the fair value of its SBA debentures payable, which are included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flows streams for the debentures. The Company reviews various sources of data involving investments with similar characteristics and assesses the information in the valuation process.

The Company uses recent market transactions to estimate the fair value of the convertible senior notes payable, which are included in Level 3 of the hierarchy.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s off-balance sheet arrangements consisted of $94.4 million and $108.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2012 and September 30, 2011, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2012 and September 30, 2011 is shown in the table below:

	March 31, 2012	September 30, 2011
JTC Education, Inc.	$11,825	$14,000
Welocalize, Inc.	10,000	750
Charter Brokerage, LLC	7,353	6,176
Rail Acquisition Corp.	5,630	5,446
Refac Optical Group	5,500	5,500
Phoenix Brands Merger Sub LLC	4,286	3,000
Enhanced Recovery Company, LLC	4,000	4,000
DISA, Inc.	4,000	4,000
Specialty Bakers, LLC	4,000	2,000
World 50, Inc.	4,000	—
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Discovery Practice Management, Inc.	3,000	3,000
Cardon Healthcare Network, LLC	3,000	2,000
Traffic Control & Safety Corporation	2,514	3,014
Riverside Fund V, LP (limited partnership interest)	2,000	—
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Tegra Medical, LLC	1,500	1,500
Milestone Partners IV, LP (limited partnership interest)	1,475	2,000
Eagle Hospital Physicians, Inc.	1,400	2,500
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
ACON Equity Partners III, LP (limited partnership interest)	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
HealthDrive Corporation	750	2,000
RCPDirect, LP (limited partnership interest)	703	—
Baird Capital Partners V, LP (limited partnership interest)	614	701
Riverside Fund IV, LP (limited partnership interest)	402	555
Saddleback Fence and Vinyl Products, Inc.	401	400
Advanced Pain Management	400	267
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$94,447	$108,804

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2012		September 30, 2011
Cost:
First lien debt	$750,089	69.54%	$890,729	77.05%
Second lien debt	130,110	12.06%	161,455	13.97%
Subordinated debt	175,916	16.31%	85,570	7.40%
Purchased equity	14,998	1.39%	11,263	0.97%
Equity grants	5,474	0.51%	6,158	0.53%
Limited partnership interests	2,110	0.19%	907	0.08%

Total	$1,078,697	100.00%	$1,156,082	100.00%

	March 31, 2012		September 30, 2011
Fair value:
First lien debt	$736,192	69.70%	$875,092	78.14%
Second lien debt	122,261	11.58%	143,383	12.80%
Subordinated debt	171,208	16.21%	81,233	7.25%
Purchased equity	18,736	1.77%	12,548	1.12%
Equity grants	5,716	0.54%	6,675	0.60%
Limited partnership interests	2,110	0.20%	906	0.09%

Total	$1,056,223	100.00%	$1,119,837	100.00%

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

	March 31, 2012		September 30, 2011
Cost:
Northeast U.S.	$361,126	33.48%	$389,185	33.66%
Southwest U.S.	219,619	20.36%	273,513	23.66%
Southeast U.S.	217,979	20.21%	244,988	21.19%
West U.S.	173,642	16.10%	142,745	12.35%
Midwest U.S.	87,251	8.09%	86,768	7.51%
Canada	19,080	1.76%	18,883	1.63%

Total	$1,078,697	100.00%	$1,156,082	100.00%

	March 31, 2012		September 30, 2011
Fair value:
Northeast U.S.	$364,477	34.51%	$389,898	34.82%
Southeast U.S.	221,318	20.95%	248,588	22.20%
Southwest U.S.	203,631	19.28%	246,358	22.00%
West U.S.	158,109	14.97%	127,522	11.39%
Midwest U.S.	89,462	8.47%	88,412	7.90%
Canada	19,226	1.82%	19,059	1.69%

Total	$1,056,223	100.00%	$1,119,837	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012		September 30, 2011
Cost:
Healthcare services	$147,462	13.67%	$227,145	19.65%
Healthcare equipment	82,773	7.67%	71,254	6.16%
Internet software & services	73,850	6.85%	43,846	3.79%
Diversified support services	73,770	6.84%	55,472	4.80%
Oil & gas equipment services	60,788	5.64%	82,168	7.11%
Construction and engineering	44,410	4.12%	43,236	3.74%
Pharmaceuticals	40,197	3.73%	27,257	2.36%
Leisure facilities	36,668	3.40%	38,041	3.29%
Electronic equipment & instruments	35,521	3.29%	34,852	3.01%
Specialty stores	34,307	3.18%	34,538	2.99%
Diversified financial services	32,401	3.00%	13,311	1.15%
Education services	31,214	2.89%	29,662	2.57%
Apparel, accessories & luxury goods	30,328	2.81%	30,986	2.68%
Household products	29,675	2.75%	31,213	2.70%
Advertising	29,108	2.70%	19,892	1.72%
Home improvement retail	27,757	2.57%	27,999	2.42%
IT consulting & other services	25,295	2.34%	48,943	4.23%
Restaurants	23,562	2.18%	13,966	1.21%
Integrated telecommunication services	22,086	2.05%	25,995	2.25%
Industrial machinery	20,805	1.93%	10,457	0.90%
Electronic manufacturing services	20,006	1.85%	20,190	1.75%
Human resources & employment services	19,941	1.85%	20,457	1.77%
Auto parts & equipment	19,080	1.77%	18,883	1.63%
Distributors	18,872	1.75%	18,631	1.61%
Air freight & logistics	18,298	1.70%	17,984	1.56%
Environmental & facilities services	17,866	1.66%	16,311	1.41%
Food distributors	15,149	1.40%	20,834	1.80%
Research & consulting services	14,211	1.32%	—	0.00%
Leisure products	13,986	1.30%	13,564	1.17%
Construction materials	6,843	0.63%	6,736	0.58%
Housewares & specialties	5,319	0.49%	5,319	0.46%
Building products	4,838	0.45%	6,689	0.58%
Multi-sector holdings	2,111	0.20%	907	0.09%
Movies & entertainment	200	0.02%	199	0.02%
Fertilizers & agricultural chemicals	—	0.00%	28,800	2.49%
Healthcare technology	—	0.00%	20,505	1.77%
Trucking	—	0.00%	17,065	1.48%
Data processing & outsourced services	—	0.00%	12,775	1.10%

Total	$1,078,697	100.00%	$1,156,082	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2012		September 30, 2011
Fair Value:
Healthcare services	$150,526	14.25%	$231,478	20.67%
Healthcare equipment	83,045	7.86%	71,911	6.42%
Diversified support services	75,047	7.11%	56,232	5.02%
Internet software & services	75,023	7.10%	43,786	3.91%
Oil & gas equipment services	61,220	5.80%	82,696	7.38%
Pharmaceuticals	40,926	3.87%	27,500	2.46%
Leisure facilities	37,219	3.52%	38,447	3.43%
Specialty stores	35,330	3.34%	35,198	3.14%
Electronic equipment & instruments	35,314	3.34%	34,863	3.11%
Diversified financial services	32,255	3.05%	13,329	1.19%
Education services	31,928	3.02%	30,176	2.69%
Apparel, accessories & luxury goods	31,859	3.02%	33,595	3.00%
Household products	29,523	2.80%	29,943	2.67%
Advertising	29,459	2.79%	20,183	1.80%
Construction and engineering	28,433	2.69%	35,814	3.20%
IT consulting & other services	25,618	2.43%	49,528	4.42%
Home improvement retail	24,894	2.36%	27,576	2.46%
Environmental & facilities services	23,578	2.23%	19,952	1.78%
Integrated telecommunication services	22,339	2.12%	26,374	2.36%
Restaurants	21,591	2.04%	11,829	1.06%
Industrial machinery	21,551	2.04%	10,860	0.97%
Human resources & employment services	20,604	1.95%	20,952	1.87%
Distributors	19,407	1.84%	18,938	1.69%
Auto parts & equipment	19,227	1.82%	19,059	1.70%
Food distributors	15,423	1.46%	21,006	1.88%
Air freight & logistics	15,004	1.42%	17,243	1.54%
Research & consulting services	14,500	1.37%	—	0.00%
Leisure products	14,122	1.34%	13,711	1.22%
Electronic manufacturing services	7,453	0.71%	8,660	0.77%
Construction materials	7,085	0.67%	6,840	0.61%
Building products	2,737	0.26%	4,833	0.43%
Multi-sector holdings	2,111	0.21%	907	0.11%
Housewares & specialties	1,610	0.15%	2,526	0.23%
Movies & entertainment	262	0.02%	258	0.02%
Data processing & outsourced services	—	0.00%	3,497	0.31%
Fertilizers & agricultural chemicals	—	0.00%	29,190	2.61%
Healthcare technology	—	0.00%	20,947	1.87%

Total	$1,056,223	100.00%	$1,119,837	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2012 and September 30, 2011, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2012 and March 31, 2011, no individual investment produced income that exceeded 10% of investment income.

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

Accumulated unearned fee income activity for the six months ended March 31, 2012 and March 31, 2011 was as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011
Beginning unearned fee income balance	$18,333	$11,901
Net fees received	12,265	10,589
Unearned fee income recognized	(15,883)	(3,997)

Ending unearned fee income balance	$14,715	$18,493

As of March 31, 2012, the Company had structured $6.4 million in aggregate exit fees across 9 portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

On January 26, 2012, the Company completed a follow-on public offering of 10,000,000 shares of its common stock at the offering price of $10.07 per share. The net proceeds totaled $99.9 million after deducting offering costs of $0.8 million.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
(Amounts in thousands, except per share amounts)
Earnings per common share — basic:
Net increase in net assets resulting from operations	$20,056	$15,671	$30,240	$33,119
Weighted average common shares outstanding — basic	79,534	62,120	75,935	58,340
Earnings per common share — basic	$0.25	$0.25	$0.40	$0.57
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$20,056	$15,671	$30,240	$30,119
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	1,450	—	1,908	—

Net increase in net assets resulting from operations, as adjusted	21,506	$15,671	32,148	$30,119
Weighted average common shares outstanding — basic	79,534	62,120	75,935	58,340
Adjustments for dilutive effect of convertible notes	8,409	—	8,149	—

Weighted average common shares outstanding — diluted	87,943	62,120	84,084	58,340
Earnings per common share — diluted	$0.24	$0.25	$0.38	$0.57

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to March 31, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317		$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786	(1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326		0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995		0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211		0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776		0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890		0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420		0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689		0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269		0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425		0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850		0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569		0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238		0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038		0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072		0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766		0.6 million
1/30/2011	4/1/2011	4/29/2011	0.1066	6.5 million	45,193		0.6 million
1/30/2011	5/2/2011	5/31/2011	0.1066	6.5 million	48,870		0.6 million
1/30/2011	6/1/2011	6/30/2011	0.1066	6.5 million	55,367		0.6 million
5/2/2011	7/1/2011	7/29/2011	0.1066	7.1 million	58,829	(1)	0.6 million
5/2/2011	8/1/2011	8/31/2011	0.1066	7.1 million	64,431	(1)	0.6 million
5/2/2011	9/1/2011	9/30/2011	0.1066	7.2 million	52,487	(1)	0.5 million
8/1/2011	10/14/2011	10/31/2011	0.1066	7.3 million	40,388	(1)	0.4 million
8/1/2011	11/15/2011	11/30/2011	0.1066	7.3 million	43,034	(1)	0.4 million
8/1/2011	12/13/2011	12/23/2011	0.1066	7.3 million	43,531	(1)	0.4 million
11/10/2011	1/13/2012	1/31/2012	0.0958	6.6 million	29,902	(1)	0.3 million
11/10/2011	2/15/2012	2/29/2012	0.0958	7.4 million	45,071		0.4 million
11/10/2011	3/15/2012	3/30/2012	0.0958	7.5 million	41,807	(1)	0.4 million

(1)	Shares were purchased on the open market and distributed.

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

In October 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock. Stock repurchases under this program were to be made through the open market at times and in such amounts as the Company’s management deemed appropriate, provided it was below the most recently published net asset value per share. The stock repurchase program expired December 31, 2011, with the Company not repurchasing any shares of its common stock pursuant to the repurchase program.

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

On November 5, 2010, the Company amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of the Company’s portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, the Company amended the Wells Fargo facility to, among other things, (i) reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, (ii) extend the period during which the Company may make new borrowings under the facility to February 25, 2013, and (iii) extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor. On April 23, 2012, the Company amended the Wells Fargo facility to, among other things, expand the borrowing capacity under the facility. Pursuant to the amendment, the Company received an additional $50 million commitment, thereby increasing the size of the facility to $150 million, with an accordion feature which allows for future expansion of the facility up to a total of $250 million. In addition, the period during which the Company may make and reinvest borrowings under the facility was extended to April 23, 2014 and the maturity date of the facility was extended to April 25, 2016.

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

The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the Wells Fargo facility.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2012, the Company had $7.0 million of borrowings outstanding under the Wells Fargo facility that had a fair value of $7.0 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.130% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, the Company recorded interest expense of $0.6 million and $1.3 million, respectively, related to the Wells Fargo facility.

On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc., and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiary, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company’s portfolio companies for tax purposes and have no other operations. None of the Company’s SBIC subsidiary, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

On February 29, 2012, the Company amended the ING facility to, among other things, (i) extend the period during which the Company may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016 and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.

As of March 31, 2012, the Company had $80.5 million of borrowings outstanding under the ING facility that had a fair value of $80.5 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.403% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, the Company recorded interest expense of $1.4 million and $2.8 million, respectively, related to the ING facility.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum with no LIBOR floor, permits the Company to make new borrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it will sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of its businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2012, the Company had no borrowings outstanding under the Sumitomo facility. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.773% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, the Company recorded interest expense of $0.2 million and $0.4 million, respectively, related to the Sumitomo facility.

As of March 31, 2012, except for assets that were funded through the Company’s SBIC subsidiary, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiary, the SBA, as a creditor, will have a superior claim to the SBIC subsidiary’s assets over the Company’s stockholders.

Interest expense for the three and six months ended March 31, 2012 was $5.6 million and $11.3 million, respectively. Interest expense for the three and six months ended March 31, 2011 was $2.7 million and $4.7 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the six months ended March 31, 2012 and March 31, 2011 was as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011
PIK balance at beginning of period	$22,672	$19,301
Gross PIK interest accrued	8,351	7,002
PIK income reserves	(2,044)	(387)
PIK interest received in cash	(1,798)	(6,711)
Loan exits and other PIK adjustments	—	(316)

PIK balance at end of period	$27,181	$18,889

As of March 31, 2012, the Company had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended March 31, 2012. As of March 31, 2011, the Company had stopped accruing cash interest, PIK interest and OID on three investments that had not paid all of their scheduled cash interest payments for the period ended March 31, 2011.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentages of the Company’s portfolio investments at cost and fair value by accrual status as of March 31, 2012, September 30, 2011 and March 31, 2011 were as follows:

	March 31, 2012				September 30, 2011				March 31, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,027,219	95.23%	$1,038,705	98.34%	$1,116,762	96.60%	$1,111,986	99.30%	$916,768	96.18%	$931,796	99.15%
PIK non-accrual	15,637	1.45%	3,082	0.29%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	35,841	3.32%	14,436	1.37%	39,320	3.40%	7,851	0.70%	36,425	3.82%	7,953	0.85%

Total	$1,078,697	100.00%	$1,056,223	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$953,193	100.00%	$939,749	100.00%

The non-accrual status of the Company’s portfolio investments as of March 31, 2012, September 30, 2011 and March 31, 2011 was as follows:

	March 31, 2012	September 30, 2011	March 31, 2011
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
MK Network, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—
Traffic Control & Safety Corp. — Second Lien and Subordinated Debt	Cash non-accrual	—	—

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)	The Company no longer holds this investment. See Note 9 for a discussion of the Company’s recent realization events.

Income non-accrual amounts related to the above investments for the three and six months ended March 31, 2012 and March 31, 2011 were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Cash interest income	$967	$1,460	$2,157	$3,566
PIK interest income	1,217	146	2,044	387
OID income	6	30	96	60

Total	$2,190	$1,636	$4,297	$4,013

Note 8.	Taxable/Distributable Income and Dividend Distributions

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2012.

	Three months ended March 31, 2012	Six months ended March 31, 2012
Net increase in net assets resulting from operations	$20,056	$30,240
Net change in unrealized appreciation	(8,047)	(13,881)
Book/tax difference due to deferred loan origination fees, net	(5,729)	(7,812)
Book/tax difference due to organizational and deferred offering costs	(22)	(43)
Book/tax difference due to interest income on certain loans	1,662	2,232
Book/tax difference due to capital losses not recognized	10,782	27,420
Other book-tax differences	(39)	(73)

Taxable/Distributable Income(1)	$18,663	$38,083

(1)	The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2012. Therefore, the final taxable income may be different than the estimate.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carryforward net capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.

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

The Company’s Board of Directors has declared the following distributions from inception to March 31, 2012:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/0209	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	$0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	$0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	$0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	$0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	$0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	$0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	$0.0958

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Monthly	11/10/2011	2/15/2012	2/29/2012	$0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	$0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	$0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	$0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	$0.0958

For income tax purposes, the Company estimates that its distributions for the calendar year 2012 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2012. The Company anticipates declaring further distributions to its stockholders to meet the RIC distribution requirements.

As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2008, 2009 and 2010, the Company incurred a de minimis federal excise tax for those calendar years. The Company did not incur a federal excise tax for calender year 2011 and does not expect to incur a federal excise tax for calendar year 2012.

Note 9.	Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Interest Rate Swap

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

Net unrealized appreciation or depreciation on investments and interest rate swap reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.

During the six months ended March 31, 2012, the Company recorded investment realization events, including the following:

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

•	In December 2011, the Company sold $4.0 million of its $10.0 million debt investment in Bojangles and no realized gain or loss was recorded on this transaction;

•	In December 2011, the Company sold $2.0 million of its $11.5 million debt investment in US Collections, Inc. and no realized gain or loss was recorded on this transaction;

•

In January 2012, the Company received a cash payment of $18.5 million from IOS Acquisitions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In February 2012, the Company received a cash payment of $2.1 million from O’Currance, Inc. The debt investment was exited below par and the Company recorded a realized loss in the amount of $10.7 million on this transaction;

•

In February 2012, the Company received a cash payment of $25.0 million from Ernest Health, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $47.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $24.5 million from Epic Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $48.8 million from Dominion Diagnostics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction; and

•

In March 2012, the Company received a cash payment of $5.0 million from Genoa Healthcare Holdings, LLC in full satisfaction of all obligations under the senior loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction.

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

During the six months ended March 31, 2012, the Company recorded net unrealized appreciation of $13.9 million. This consisted of $1.8 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications from unrealized depreciation to realized losses on our investments, offset by $15.6 million of net unrealized depreciation on debt investments. During the six months ended March 31, 2011, the Company recorded net unrealized appreciation of $16.5 million. This consisted of $10.9 million of net reclassifications from unrealized depreciation to realized losses on our investments, $5.7 million of net unrealized appreciation on debt investments and $1.0 million of net unrealized appreciation on the interest rate swap, offset by $1.1 million of net unrealized depreciation on equity investments.

Note 10.	Concentration of Credit Risks

The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11.	Related Party Transactions

The Company has entered into an investment advisory agreement with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components — a base management fee and an incentive fee.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and six months ended March 31, 2012, base management fees were $5.4 million and $11.1 million, respectively. For the three and six months ended March 31, 2011, base management fees were $4.8 million and $8.6 million, respectively. At March 31, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.4 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

Incentive Fee

The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies or (ii) other income that must be distributed to its stockholders, including, for example, any gain recorded in connection with the extinguishment of its debt) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

For the three and six months ended March 31, 2012, incentive fees were $5.7 million and $10.9 million, respectively. For the three and six months ended March 31, 2011, incentive fees were $4.1 million and $7.7 million, respectively. At March 31, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.7 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the three and six months ended March 31, 2012, the Company incurred administration expenses of $1.1 million, including $0.3 million of general and administrative expenses, and $2.2 million, including $0.6 million of general and administrative expenses, that are due to FSC, Inc., respectively. At March 31, 2012, $1.4 million (inclusive of these administration expenses) was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Note 12.	Financial Highlights

(Amounts in thousands, except per share data) Per share data:	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Net asset value at beginning of period	$9.89	$10.44	$10.07	$10.43
Net investment income	0.29	0.27	0.58	0.52
Net unrealized appreciation (depreciation) on investments and interest rate swap	0.10	(0.01)	0.18	0.28
Net realized loss on investments and interest rate swap	(0.14)	(0.01)	(0.36)	(0.24)
Dividends paid	(0.29)	(0.30)	(0.61)	(0.62)
Issuance of common stock	0.02	0.29	0.01	0.31

Net asset value at end of period	$9.87	$10.68	$9.87	$10.68
Per share market value at beginning of period	$9.57	$12.14	$9.32	$11.14
Per share market value at end of period	$9.76	$13.35	$9.76	$13.35
Total return(1)	5.01%	12.61%	11.39%	26.04%
Common shares outstanding at beginning of period	72,376	55,059	72,376	54,550
Common shares outstanding at end of period	82,421	66,668	82,421	66,668
Net assets at beginning of period	$715,665	$574,920	$728,627	$569,172
Net assets at end of period	$813,322	$711,748	$813,322	$711,748
Average net assets(2)	$789,909	$662,783	$757,445	$616,969
Ratio of net investment income to average net assets(3)	11.57%	10.13%	11.53%	9.95%
Ratio of total expenses to average net assets(3)	9.81%	8.04%	10.31%	7.94%
Ratio of portfolio turnover to average investments at fair value	15.82%	0.00%	21.36%	1.88%
Weighted average outstanding debt(4)	$417,952	$224,511	$428,104	$162,925
Average debt per share	$5.26	$3.61	$5.64	$2.79

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the weighted average of loans payable for the period.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13.	Interest Rate Swap

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

In August 2011, the Company terminated the interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation.

Note 14.	Convertible Senior Notes

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $124.0 million convertible debt outstanding at March 31, 2012 is 8,399,946. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible senior notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

Interest expense for the three and six months ended March 31, 2012 was $1.8 million and $3.7 million, respectively, related to the Convertible Notes.

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the six months ended March 31, 2012, the Company repurchased $11.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $9.4 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.3 million.

As of March 31, 2012, there were $124.0 million Convertible Notes outstanding, which had a fair value of $118.0 million.

Note 15.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2012.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2012. Other factors that could cause actual results to differ materially include:

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

Current Market Conditions

Since mid-2007, the global financial markets have experienced stress, volatility, illiquidity and disruption. This turmoil appears to have peaked in the fall of 2008, resulting in several major financial institutions becoming insolvent, being acquired, or receiving government assistance. While the turmoil in the financial markets appears to have abated somewhat, the global economy continues to experience economic uncertainty. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital.

Despite the economic uncertainty, our deal pipeline remains robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

As evidenced by our recent investment activities, we expect to grow the business in part by increasing the average investment size when and where appropriate. Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition and results of operations. In this regard, because our common stock has at times traded at a price below our then current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

The fair value of all of our investments at March 31, 2012, and September 30, 2011, was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

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

The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ending December 31, 2007	91.9%
For the quarter ending March 31, 2008	92.1%
For the quarter ending June 30, 2008	91.7%
For the quarter ending September 30, 2008	92.8%
For the quarter ending December 31, 2008	100.0%
For the quarter ending March 31, 2009	88.7	%(1)
For the quarter ending June 30, 2009	92.1%
For the quarter ending September 30, 2009	28.1%
For the quarter ending December 31, 2009	17.2	%(2)
For the quarter ending March 31, 2010	26.9%
For the quarter ending June 30, 2010	53.1%
For the quarter ending September 30, 2010	61.8%
For the quarter ending December 31, 2010	73.9%
For the quarter ending March 31, 2011	82.0%
For the quarter ending June 30, 2011	82.9%
For the quarter ending September 30, 2011	91.2%
For the quarter ending December 31, 2011	89.1%
For the quarter ending March 31, 2012	87.3%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on December 31, 2009, and therefore was not part of the independent valuation process

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process

As of March 31, 2012 and September 30, 2011, approximately 88.5% and 92.6%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2012, we had structured $6.4 million in aggregate exit fees across 9 portfolio investments upon the future exit of those investments.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $27.2 million and represented 2.6% of the fair value of our portfolio of investments as of March 31, 2012 and $22.7 million or 2.0% as of September 30, 2011. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2012	September 30, 2011
Cost:
First lien debt	69.54%	77.05%
Second lien debt	12.06%	13.97%
Subordinated debt	16.31%	7.40%
Purchased equity	1.39%	0.97%
Equity grants	0.51%	0.53%
Limited partnership interests	0.19%	0.08%

Total	100.00%	100.00%

	March 31, 2012	September 30, 2011
Fair value:
First lien debt	69.70%	78.14%
Second lien debt	11.58%	12.80%
Subordinated debt	16.21%	7.25%
Purchased equity	1.77%	1.12%
Equity grants	0.54%	0.60%
Limited partnership interests	0.20%	0.09%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	March 31, 2012	September 30, 2011
Cost:
Healthcare services	13.67%	19.65%
Healthcare equipment	7.67%	6.16%
Internet software & services	6.85%	3.79%
Diversified support services	6.84%	4.80%
Oil & gas equipment & services	5.64%	7.11%
Construction & engineering	4.12%	3.74%
Pharmaceuticals	3.73%	2.36%
Leisure facilities	3.40%	3.29%
Electronic equipment & instruments	3.29%	3.01%
Specialty stores	3.18%	2.99%
Diversified financial services	3.00%	1.15%
Education services	2.89%	2.57%
Apparel, accessories & luxury goods	2.81%	2.68%
Household products	2.75%	2.70%
Advertising	2.70%	1.72%
Home improvement retail	2.57%	2.42%
IT consulting & other services	2.34%	4.23%

	March 31, 2012	September 30, 2011
Restaurants	2.18%	1.21%
Integrated telecommunication services	2.05%	2.25%
Industrial machinery	1.93%	0.90%
Electronic manufacturing services	1.85%	1.75%
Human resources & employment services	1.85%	1.77%
Auto parts & equipment	1.77%	1.63%
Distributors	1.75%	1.61%
Air freight & logistics	1.70%	1.56%
Environmental & facilities services	1.66%	1.41%
Food distributors	1.40%	1.80%
Research & consulting services	1.32%	0.00%
Leisure products	1.30%	1.17%
Construction materials	0.63%	0.58%
Housewares & specialties	0.49%	0.46%
Building products	0.45%	0.58%
Multi-sector holdings	0.20%	0.09%
Movies & entertainment	0.02%	0.02%
Fertilizers & agricultural chemicals	0.00%	2.49%
Healthcare technology	0.00%	1.77%
Trucking	0.00%	1.48%
Data processing & outsourced services	0.00%	1.10%

Total	100.00%	100.00%

Fair Value:
Healthcare services	14.25%	20.67%
Healthcare equipment	7.86%	6.42%
Diversified support services	7.11%	5.02%
Internet software & services	7.10%	3.91%
Oil & gas equipment & services	5.80%	7.38%
Pharmaceuticals	3.87%	2.46%
Leisure facilities	3.52%	3.43%
Specialty stores	3.34%	3.14%
Electronic equipment & instruments	3.34%	3.11%
Diversified financial services	3.05%	1.19%
Education services	3.02%	2.69%
Apparel, accessories & luxury goods	3.02%	3.00%
Household products	2.80%	2.67%
Advertising	2.79%	1.80%
Construction & engineering	2.69%	3.20%
IT consulting & other services	2.43%	4.42%
Home improvement retail	2.36%	2.46%
Environmental & facilities services	2.23%	1.78%
Integrated telecommunication services	2.12%	2.36%
Restaurants	2.04%	1.06%
Industrial machinery	2.04%	0.97%
Human resources & employment services	1.95%	1.87%
Distributors	1.84%	1.69%
Auto parts & equipment	1.82%	1.70%
Food distributors	1.46%	1.88%
Air freight & logistics	1.42%	1.54%
Research & consulting services	1.37%	0.00%
Leisure products	1.34%	1.22%
Electronic manufacturing services	0.71%	0.77%
Construction materials	0.67%	0.61%
Building products	0.26%	0.43%

	March 31, 2012	September 30, 2011
Multi-sector holdings	0.21%	0.11%
Housewares & specialties	0.15%	0.23%
Movies & entertainment	0.02%	0.02%
Data processing & outsourced services	0.00%	0.31%
Fertilizers & agricultural chemicals	0.00%	2.61%
Healthcare technology	0.00%	1.87%

Total	100.00%	100.00%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value, as of March 31, 2012 and September 30, 2011:

	March 31, 2012			September 30, 2011
	Fair Value	Percentage of Total Portfolio	Leverage Ratio	Fair Value	Percentage of Total Portfolio	Leverage Ratio
1	$82,607	7.82%	2.73	$81,335	7.26%	3.16
2	950,996	90.04%	3.91	1,021,990	91.26%	3.87
3	5,102	0.48%	NM(1)	8,660	0.77%	NM(1)
4	10,918	1.03%	NM(1)	—	0.00%	—
5	6,600	0.63%	NM(1)	7,852	0.71%	NM(1)

Total	$1,056,223	100.00%	3.82	$1,119,837	100.00%	3.82

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2012, we had modified the payment terms of our investments in 9 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of March 31, 2012, we had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, three of which had not paid all of their scheduled cash interest payments for the period ended March 31, 2012. As of March 31, 2011, we had stopped accruing cash interest, PIK interest and OID on three investments that had not paid all of their scheduled cash interest payments for the period ended March 31, 2011.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentage of our portfolio investments at cost and fair value by accrual status as of March 31, 2012, September 30, 2011 and March 31, 2011 was as follows:

	March 31, 2012				September 30, 2011				March 31, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,027,219	95.23%	$1,038,705	98.34%	$1,116,762	96.60%	$1,111,986	99.30%	$916,768	96.18%	$931,796	99.15%
PIK non-accrual	15,637	1.45%	3,082	0.29%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	35,841	3.32%	14,436	1.37%	39,320	3.40%	7,851	0.70%	36,425	3.82%	7,953	0.85%

Total	$1,078,697	100.00%	$1,056,223	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$953,193	100.00%	$939,749	100.00%

The non-accrual status of our portfolio investments as of March 31, 2012, September 30, 2011 and March 31, 2011 was as follows:

	March 31, 2012	September 30, 2011	March 31, 2011
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
MK Network, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—
Traffic Control & Safety Corp. — Second Lien & Subordinated Term Loans	Cash non-accrual	—	—

(1)	We no longer hold this investment. See “— Discussion and Analysis of Results and Operations — Comparison of the three and six months ended March 31, 2012 and March 31, 2011 — Realized Gain (Loss) on Investments and Interest Rate Swaps” for a discussion of our recent realization events.

Income non-accrual amounts related to the above investments for the three and six months ended March 31, 2012 and March 31, 2011 were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Cash interest income	$967	$1,460	$2,157	$3,566
PIK interest income	1,217	146	2,044	387
OID income	6	30	96	60

Total	$2,190	$1,636	$4,297	$4,013

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

Comparison of the three and six months ended March 31, 2012 and March 31, 2011

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

Total investment income for the three months ended March 31, 2012 and March 31, 2011 was $42.1 million and $29.7 million, respectively. For the three months ended March 31, 2012, this amount primarily consisted of $32.0 million of interest income from portfolio investments (which included $2.9 million of PIK interest) and $10.1 million of fee income. For the three months ended March 31, 2011, this amount primarily consisted of $25.8 million of interest income from portfolio investments (which included $3.5 million of PIK interest) and $3.9 million of fee income.

Total investment income for the six months ended March 31, 2012 and March 31, 2011 was $81.6 million and $55.0 million, respectively. For the six months ended March 31, 2012, this amount primarily consisted of $65.5 million of interest income from portfolio investments (which included $6.3 million of PIK interest) and $16.0 million of fee income. For the six months ended March 31, 2011, this amount primarily consisted of $46.6 million of interest income from portfolio investments (which included $6.6 million of PIK interest) and $8.4 million of fee income.

The increase in our total investment income for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 was primarily attributable to a higher average level of outstanding debt investments, which was principally due to a net increase of seven debt investments in our portfolio and fee income related to debt payoffs, partially offset by amortization payments received and a decrease in the weighted average yield on our debt investments from 12.84% to 12.37% during the year-over-year period.

Expenses

Expenses for the three months ended March 31, 2012 and March 31, 2011 were $19.3 million and $13.1 million, respectively. Expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 by $6.2 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 12.4% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 37.7% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to an 86.2% increase in weighted average debt outstanding for the year-over-year period.

Expenses for the six months ended March 31, 2012 and March 31, 2011 were $39.1 million and $24.4 million, respectively. Expenses increased for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 by $14.7 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Incentive fee, which was attributable to a 43.0% increase in pre-incentive fee net investment income for the year-over-year period; and

•

Interest expense, which was attributable to an 162.8% increase in weighted average debt outstanding for the year-over-year period. The significant increase in debt outstanding for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 is attributable to our ability to obtain attractively priced debt to finance our investment operations.

Gain on Extinguishment of Convertible Senior Notes

During the three and six months ended March 31, 2012, we repurchased $0.5 million and $11.0 million, respectively, of our Convertible Notes in the open market and surrendered them to the Trustee for cancellation. The aggregate purchase price of these Convertible Notes was $9.4 million. As such we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded was $1.3 million for the six months ended March 31, 2012. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the Investment Adviser under our investment advisory agreement.

Net Investment Income

As a result of the $12.4 million increase in total investment income as compared to the $6.2 million increase in total expenses, net investment income for the three months ended March 31, 2012 reflected a $6.2 million, or 37.7%, increase compared to the three months ended March 31, 2011.

As a result of the $26.6 million increase in total investment income and the $1.3 million gain on extinguishment of debt, as compared to the $14.7 million increase in total expenses, net investment income for the six months ended March 31, 2012 reflected a $13.2 million, or 43.0%, increase compared to the six months ended March 31, 2011.

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

During the six months ended March 31, 2012, we recorded investment realization events, including the following:

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

•	In December 2011, we sold $4.0 million of our $10.0 million debt investment in Bojangles and no realized gain or loss was recorded on this transaction;

•	In December 2011, we sold $2.0 million of our $11.5 million debt investment in US Collections, Inc. and no realized gain or loss was recorded on this transaction;

•

In January 2012, we received a cash payment of $18.5 million from IOS Acquisitions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In February 2012, we received a cash payment of $2.1 million from O’Currance, Inc. The debt investment was exited below par and we recorded a realized loss in the amount of $10.7 million on this transaction;

•

In February 2012, we received a cash payment of $25.0 million from Ernest Health, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $47.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $24.5 million from Epic Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $48.8 million from Dominion Diagnostics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited above par (including associated fees) and no realized gain or loss was recorded on this transaction; and

•

In March 2012, we received a cash payment of $5.0 million from Genoa Healthcare Holdings, LLC in full satisfaction of all obligations under the senior loan agreement. The debt investment was exited at par (including associated fees) and no realized gain or loss was recorded on this transaction.

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

During the three months ended March 31, 2012, we recorded net unrealized appreciation of $8.0 million. This consisted of $10.6 million of net reclassifications from unrealized depreciation to realized losses on our investments and $0.4 million of net unrealized appreciation on equity investments, offset by $3.0 million of net unrealized depreciation on debt investments. During the three months ended March 31, 2011, we recorded net unrealized depreciation of $0.4 million. This consisted of $1.4 million of net unrealized depreciation of equity investments, offset by $0.2 million of net unrealized appreciation on debt investments, $0.6 million of net reclassifications from unrealized depreciation to realized losses and $0.2 million of net unrealized appreciation on our interest rate swap.

During the six months ended March 31, 2012, we recorded net unrealized appreciation of $13.9 million. This consisted of $27.7 million of net reclassifications from unrealized depreciation to realized losses on our investments and $1.8 million of net unrealized appreciation on equity investments, offset by $15.6 million of net unrealized depreciation on debt investments. During the six months ended March 31, 2011, we recorded net unrealized appreciation of $16.5 million. This consisted of $10.9 million of net reclassifications from unrealized depreciation to realized losses on our investments, $5.7 million of net unrealized appreciation on debt investments and $1.0 million of net unrealized appreciation on our interest rate swap, offset by $1.1 million of net unrealized depreciation on equity investments.

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

For the six months ended March 31, 2012, we experienced a net increase in cash and cash equivalents of $47.5 million. During that period, we had $94.8 million of cash provided by operating activities, primarily from $265.3 million of principal payments, PIK payments and sale proceeds received and $43.8 million of net investment income, offset by the funding of $204.3 million of investments and net revolvers. During the same period cash used by financing activities was $47.3 million, primarily consisting of $90.5 million of net repayments under our credit facilities, $45.4 million of cash dividends paid, $9.4 million of net repurchases of our convertible senior notes and $2.0 million of deferred financing costs paid, partially offset by $100.7 million of proceeds from the issuance of our common stock.

For the six months ended March 31, 2011, we experienced a net decrease in cash and cash equivalents of $38.2 million. During that period, we used $342.6 million of cash in operating activities, primarily for the funding of $452.7 million of investments and net revolvers, partially offset by $79.1 million of principal payments and PIK payments received and $30.6 million of net investment income. During the same period, cash provided by financing activities was $304.4 million, primarily consisting of $134.0 million of net borrowings under our credit facilities, $65.3 million of SBA borrowings and $143.9 million of proceeds from the issuance of our common stock, partially offset by $34.0 million of cash dividends paid and $4.3 million of deferred financing costs paid.

As of March 31, 2012, we had $115.2 million in cash and cash equivalents, portfolio investments (at fair value) of $1.06 billion, $6.8 million of interest and fees receivable, $150.0 million of SBA debentures payable, $87.5 million of borrowings outstanding under our credit facilities, $124.0 million of convertible senior notes payable and unfunded commitments of $94.4 million.

As of September 30, 2011, we had $67.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.12 billion, $6.8 million of interest and fees receivable, $150.0 million of SBA debentures payable, $178.0 million of borrowings outstanding under our credit facilities, $135.0 million of convertible senior notes payable and unfunded commitments of $108.8 million.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2012, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

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

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of March 31, 2012, our SBIC subsidiary had $75 million in regulatory capital. The SBA has issued a capital commitment to our SBIC subsidiary in the amount of $150 million, and $150.0 million of SBA debentures were outstanding as of March 31, 2012 that had a fair value of $126.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

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

Significant capital transactions that occurred since October 1, 2010

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock since October 1, 2010:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 30, 2010	January 4, 2011	January 31, 2011	$0.1066	$5.4 million	36,038		$0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.4 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829		0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431		0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487		0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 10, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	42,071	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.3 million	43,531	(1)	0.4 million

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through March 31, 2012:

Date	Transaction	Shares	Share Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(3)	$5.1 million
February 4, 2011	Public offering(1)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(2)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million

(1)	Includes the underwriters’ full exercise of their over-allotment option
(2)	Includes the underwriters’ partial exercise of their over-allotment option
(3)	Average offering price

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

On November 5, 2010, we amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, we amended the Wells Fargo facility to, among other things, (i) reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, (ii) extend the period during which we may make new borrowings under the facility to February 25, 2013, and (iii) extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor. On April 23, 2012, we amended the Wells Fargo facility to, among other things, expand the borrowing capacity under the facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility to $150 million, with an accordion feature which allows for future expansion of the facility up to a total of $250 million. In addition, the period during which we may make and reinvest borrowings under the facility was extended to April 23, 2014 and the maturity date of the facility was extended to April 25, 2016.

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

The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2012, we had $7.0 million of borrowings outstanding under the Wells Fargo facility that had a fair value of $7.0 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.130% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, we recorded interest expense of $0.6 million and $1.3 million, respectively, related to the Wells Fargo facility.

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allowed us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in our SBIC subsidiary and equity interests in Funding and Fifth Street Funding II, LLC as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiary, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

On February 29, 2012, we amended the ING facility to, among other things, (i) extend the period during which we may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016 and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

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

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.

As of March 31, 2012, we had $80.5 million of borrowings outstanding under the ING facility that had a fair value of $80.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of

3.403% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, we recorded interest expense of $1.4 million and $2.8 million, respectively, related to the ING facility.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum with no LIBOR floor, permits us to make new norrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2012, we had no borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.773% during the six months ended March 31, 2012. For the three and six months ended March 31, 2012, we recorded interest expense of $0.2 million and $0.4 million, respectively, related to the Sumitomo facility.

As of March 31, 2012, except for assets that were funded through our SBIC subsidiary, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiary, the SBA, as a creditor, will have a superior claim to the SBIC subsidiary’s assets over our stockholders.

Interest expense for the three and six months ended March 31, 2012 was $5.6 million and $11.3 million, respectively. Interest expense for the three and six months ended March 31, 2011 was $2.7 million and $4.7 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value(1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$541 million	$716 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$557 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.14:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$670 million	$716 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	3.14:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	6.81:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$687 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended December 31, 2011. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended March 31, 2012.

We and our SBIC subsidiary are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2011.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available and drawn are as of March 31, 2012:

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million	$41 million	(1)	$7 million	$34 million	LIBOR + 2.75%
ING facility	5/27/ 2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/ 2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/ 2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million	230 million		81 million	149 million	LIBOR + 3.00%/3.25%(2)
SBA	2/16/ 2010	Received capital commitment	75 million	0.8 million
	9/21/ 2010	Received capital commitment	150 million	0.8 million	150 million		150 million	—	3.567%(3)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	52 million	(1)	—	52 million	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%).

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $124.0 million convertible debt outstanding at March 31, 2012 is 8,399,946. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible senior notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three and six months ended March 31, 2012, we recorded interest expense of $1.8 million and $3.7 million, respectively, related to the Convertible Notes.

We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the three and six months ended March 31, 2012, we repurchased $0.5 million and $11.0 million principal, respectively, of the Convertible Notes in the open market for an aggregate purchase price of $9.4 million and surrendered them to the Trustee for cancellation.

As of March 31, 2012, there were $124.0 million Convertible Notes outstanding, which had a fair value of $118.0 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2012, our only off-balance sheet arrangements consisted of $94.4 million of unfunded commitments, which was comprised of $85.5 million to provide debt financing to certain of our portfolio companies and $8.9 million related to unfunded limited partnership interests. As of September 30, 2011, our only off-balance sheet arrangements consisted of $108.8 million, which was comprised of $102.7 million to provide debt financing to certain of our portfolio companies and $6.1 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2012 and September 30, 2011 is shown in the table below:

	March 31, 2012	September 30, 2011
JTC Education, Inc	$11,825	$14,000
Welocalize, Inc.	10,000	750
Charter Brokerage, LLC	7,353	6,176
Rail Acquisition Corp.	5,630	5,446
Refac Optical Group	5,500	5,500
Phoenix Brands Merger Sub LLC	4,286	3,000
Enhanced Recovery Company, LLC	4,000	4,000
DISA, Inc.	4,000	4,000
Specialty Bakers, LLC	4,000	2,000
World 50, Inc.	4,000	—
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Discovery Practice Management, Inc.	3,000	3,000
Cardon Healthcare Network, LLC	3,000	2,000
Traffic Control & Safety Corp.	2,514	3,014
Riverside Fund V, LP (limited partnership interest)	2,000	—
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Tegra Medical, LLC	1,500	1,500
Milestone Partners IV, LP (limited partnership interest)	1,475	2,000
Eagle Hospital Physicians, Inc.	1,400	2,500
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
ACON Equity Partners III, LP (limited partnership interest)	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
HealthDrive Corporation	750	2,000
RCPDirect, LP (limited partnership interest)	703	—
Baird Capital Partners V, LP (limited partnership interest)	614	701
Riverside Fund IV, LP (limited partnership interest)	402	555
Saddleback Fence and Vinyl Products, Inc.	401	400
Advanced Pain Management	400	267
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$94,447	$108,804

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes:

	Debt Outstanding as of September 30, 2011	Debt Outstanding as of March 31, 2012	Weighted average debt outstanding for the six months ended March 31, 2012	Maximum debt outstanding for the six months ended March 31, 2012
SBA debentures payable	$150,000	$150,000	$150,000	$150,000
Wells Fargo facility	39,524	7,000	38,074	$48,269
ING facility	133,500	80,500	103,287	$145,000
Sumitomo facility	5,000	—	11,399	$29,000
Convertible Notes	135,000	124,000	125,344	$135,000

Total debt	$463,024	$361,500	$428,104	$490,769

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes:

	Payments due by period as of March 31, 2012
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	50,953	5,778	11,556	11,572	22,047
Wells Fargo facility	7,000	—	7,000	—	—
Interest due on Wells Fargo facility	399	209	190	—	—
ING facility	80,500	—	—	80,500	—
Interest due on ING facility	10,243	2,616	5,233	2,394	—
Sumitomo facility	—	—	—	—	—
Interest due on Sumitomo facility	—	—	—	—	—
Convertible senior notes payable	124,000	—	—	124,000	—
Interest due on convertible senior notes	26,697	6,665	13,330	6,702	—

Total	$449,792	$15,268	$37,309	$225,168	$172,047

Regulated Investment Company Status and Distributions

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008, 2009 and 2010. We did not incur a federal excise tax for calendar year 2011 and do not expect to incur a federal excise tax for calendar year 2012. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility could, under certain circumstances, restrict Fifth Street Funding, LLC from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2012, we have incurred expenses that are due to our investment adviser of $11.1 million and $22.1 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2012, we have incurred expenses that are due to FSC, Inc. of $1.0 million and $2.2 million, respectively, under the administration agreement.

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

Recent Developments

In April 2012, we repurchased $9.0 million principal of our Convertible Notes in the open market for an aggregate purchase price of $8.6 million.

In April 2012, we received an investment grade (BBB-) counterparty credit rating from the global rating agency Standard & Poor’s.

On April 20, 2012, Traffic Control & Safety Corporation filed for Chapter 11 bankruptcy protection in the state of Delaware.

On April 23, 2012, we amended the terms of the Wells Fargo facility to, among other things, expand the borrowing capacity under the facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility to $150 million, with an accordion feature which allows for future expansion of the facility up to a total of $250 million. In addition, the period during which we may make and reinvest borrowings under the facility was extended to April 23, 2014 and the maturity date of the facility was extended to April 25, 2016.

On May 7, 2012, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on July 31, 2012 to stockholders of record on July 13, 2012;

•	$0.0958 per share, payable on August 31, 2012 to stockholders of record on August 15, 2012; and

•	$0.0958 per share, payable on September 28, 2012 to stockholders of record on September 14, 2012.

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

As of March 31, 2012, 65.9% of our debt investment portfolio (at fair value) and 63.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2012 and September 30, 2011 was as follows:

	March 31, 2012		September 30, 2011
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$91,190	13.45%	$125,453	16.96%
1% to under 2%	301,794	44.50%	261,878	35.40%
2% to under 3%	112,363	16.57%	168,928	22.83%
3% to under 4%	167,342	24.67%	176,976	23.92%
4% to under 5%	378	0.06%	757	0.10%
5% and over	5,125	0.75%	5,843	0.79%

Total	$678,192	100.00%	$739,835	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2012, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase
100	$1,000	$(1,000)	$—
200	4,000	(2,000)	2,000
300	9,000	(3,000)	6,000
400	16,000	(4,000)	12,000
500	23,000	(4,000)	19,000

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2012 and September 30, 2011:

	March 31, 2012		September 30, 2011
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$115,178	$—	$67,644	$—
Prime rate	706	—	38,890	53,000
LIBOR
30 day	51,658	87,500	51,368	125,024
90 day	627,996	—	654,932	—
Fixed rate	398,292	274,000	418,981	285,000

Total	$1,193,830	$361,500	$1,231,815	$463,024

On August 16, 2010, we entered into an interest rate swap agreement that was scheduled to expire on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of March 31, 2012, we were no longer party to any interest rate swap agreements.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but we believe that these legal claims are frivolous and without merit, and we intend to vigorously defend ourselves against them.

Item 1A.	Risk Factors.

Except as described below, there have been no material changes during the six months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Risks Relating to Our Common Stock

Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the table below illustrates the impact on the net asset value per common share of a business development company that would be experienced upon the exercise of a warrant to acquire shares of common stock of the business development company.

Example of Impact of Exercise of Warrant to Acquire Common Stock on Net Asset Value Per Share

The example assumes that the business development company has 1,000,000 shares of common stock outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities at the time of the exercise of the warrant. As a result, the net asset value and net asset value per common share of the business development company are $10,000,000 and $10.00, respectively.

Further, the example assumes that the warrant permits the holder thereof to acquire 250,000 common shares under the following three different scenarios: (i) with an exercise price equal to a 10% premium to the business development company’s net asset value per share at the time of exercise, or $11.00 per share, (ii) with an exercise price equal to the business development company’s net asset value per share at the time of exercise, or $10.00 per share, and (iii) with an exercise price equal to a 10% discount to the business development company’s net asset value per share at the time of exercise, or $9.00 per share.

Warrant Exercise Price	Net Asset Value Per Share Prior To Exercise	Net Asset Value Per Share After Exercise
10% premium to net asset value per common share	$10.00	$10.20
NAV per common share	$10.00	$10.00
10% discount to net asset value per common share	$10.00	$9.80

Although we have chosen to demonstrate the impact on the net asset value per common share of a business development company that would be experienced by existing stockholders of the business development company upon the exercise of a warrant to acquire shares of common stock of the business development company, the results noted above would be similar in connection with the exercise or conversion of other securities exercisable or convertible into shares of the business development company’s common stock. In addition, the example does not take into account the impact of other securities that may be issued in connection with the issuance of exercisable or convertible securities (e.g., the issuance of shares of common stock in conjunction with the issuance of warrants to acquire shares of common stock).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2012, we issued a total of 45,071 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $0.4 million.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement among the Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of February 29, 2012. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on March 2, 2012).

10.2*	Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012.

10.3	Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 25, 2012).

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Street Finance Corp.

Date: May 8, 2012	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: May 8, 2012	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement among the Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of February 29, 2012. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on March 2, 2012).

10.2*	Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012.

10.3	Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 25, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.