Form 10-Q
period 2012-06-30
Fifth Street Finance Corp
filed 2012-08-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant had 82,511,619 shares of common stock outstanding as of August 8, 2012.

FIFTH STREET FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Investments at fair value:
Control investments (cost June 30, 2012: $15,542; cost September 30, 2011: $13,726)	$14,916	$14,500
Affiliate investments (cost June 30, 2012: $1,080; cost September 30, 2011: $34,182)	2,444	25,897
Non-control/Non-affiliate investments (cost June 30, 2012: $1,203,770; cost September 30, 2011: $1,108,174)	1,180,737	1,079,440

Total investments at fair value (cost June 30, 2012: $1,220,392; cost September 30, 2011: $1,156,082)	1,198,097	1,119,837
Cash and cash equivalents	105,694	67,644
Interest and fees receivable	5,922	6,752
Due from portfolio company	449	552
Deferred financing costs	14,216	14,668
Collateral posted to bank and other assets	113	264

Total assets	$1,324,491	$1,209,717

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,146	$1,175
Base management fee payable	6,094	5,710
Incentive fee payable	5,477	4,997
Due to FSC, Inc.	2,152	1,480
Interest payable	3,965	4,669
Payments received in advance from portfolio companies	36	35
Offering costs payable	9	—
Credit facilities payable	228,541	178,024
SBA debentures payable	150,000	150,000
Convertible senior notes payable	115,000	135,000

Total liabilities	512,420	481,090

Net assets:
Common stock, $0.01 par value, 150,000 shares authorized, 82,462 and 72,376 shares issued and outstanding at June 30, 2012 and September 30, 2011	825	724
Additional paid-in-capital	930,188	829,620
Net unrealized depreciation on investments and interest rate swap	(21,916)	(35,976)
Net realized loss on investments and interest rate swap	(90,904)	(63,485)
Accumulated overdistributed net investment income	(6,122)	(2,256)

Total net assets (equivalent to $9.85 and $10.07 per common share at June 30, 2012 and September 30, 2011) (Note 12)	812,071	728,627

Total liabilities and net assets	$1,324,491	$1,209,717

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Interest income:
Control investments	$2	$40	$434	$54
Affiliate investments	835	1,126	2,229	3,416
Non-control/Non-affiliate investments	27,822	24,271	85,131	61,963
Interest on cash and cash equivalents	11	4	29	17

Total interest income	28,670	25,441	87,823	65,450

PIK interest income:
Control investments	211	105	249	239
Affiliate investments	158	278	467	835
Non-control/Non-affiliate investments	3,557	3,179	9,516	9,103

Total PIK interest income	3,926	3,562	10,232	10,177

Fee income:
Control investments	—	—	—	127
Affiliate investments	377	283	630	550
Non-control/Non-affiliate investments	7,954	2,992	23,744	11,000

Total fee income	8,331	3,275	24,374	11,677

Dividend and other income:
Non-control/Non-affiliate investments	81	164	154	174

Total dividend and other income	81	164	154	174

Total investment income	41,008	32,442	122,583	87,478

Expenses:
Base management fee	6,094	5,381	17,226	13,946
Incentive fee	5,477	4,132	16,422	11,785
Professional fees	619	456	2,310	1,654
Board of Directors fees	30	46	156	132
Interest expense	5,611	4,977	16,936	9,640
Administrator expense	690	395	2,214	1,140
General and administrative expenses	807	529	3,201	2,043

Total expenses	19,328	15,916	58,465	40,340

Gain on extinguishment of convertible senior notes	230	—	1,571	—

Net investment income	21,910	16,526	65,689	47,138

Unrealized appreciation (depreciation) on interest rate swap	—	(919)	—	51
Unrealized appreciation (depreciation) on investments:
Control investments	(2,493)	5,225	(1,404)	12,538
Affiliate investments	322	13,931	9,649	3,760
Non-control/Non-affiliate investments	2,350	215	5,815	18,573

Net unrealized appreciation on investments	179	19,371	14,060	34,871

Realized loss on investments:
Control investments	—	—	—	(7,806)
Affiliate investments	—	(14,146)	(10,620)	(14,146)
Non-control/Non-affiliate investments	—	—	(16,800)	(6,157)

Net realized loss on investments	—	(14,146)	(27,420)	(28,109)

Net increase in net assets resulting from operations	$22,089	$20,832	$52,329	$53,951

Net investment income per common share — basic	$0.27	$0.25	$0.84	$0.77
Earnings per common share — basic	$0.27	$0.31	$0.67	$0.88
Weighted average common shares outstanding — basic	82,421	67,081	78,089	61,254
Net investment income per common share — diluted	$0.26	$0.24	$0.80	$0.76
Earnings per common share — diluted	$0.26	$0.30	$0.64	$0.87
Weighted average common shares outstanding — diluted	90,279	76,020	86,325	64,233

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Operations:
Net investment income	$65,689	$47,138
Net unrealized appreciation on investments and interest rate swap	14,060	34,922
Net realized loss on investments	(27,420)	(28,109)

Net increase in net assets from operations	52,329	53,951
Stockholder transactions:
Distributions to stockholders	(69,555)	(57,644)

Net decrease in net assets from stockholder transactions	(69,555)	(57,644)
Capital share transactions:
Issuance of common stock, net	99,815	206,079
Issuance of common stock under dividend reinvestment plan	855	4,091

Net increase in net assets from capital share transactions	100,670	210,170

Total increase in net assets	83,444	206,477

Net assets at beginning of period	728,627	569,172

Net assets at end of period	$812,071	$775,649

Net asset value per common share	$9.85	$10.72

Common shares outstanding at end of period	82,462	72,376

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$52,329	$53,951
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Gain on extinguishment of convertible senior notes	(1,571)	—
Net unrealized appreciation on investments and interest rate swap	(14,060)	(34,922)
Net realized losses on investments and interest rate swap	27,420	28,109
PIK interest income	(10,232)	(10,177)
Recognition of fee income	(24,374)	(11,677)
Accretion of original issue discount on investments	(1,367)	(1,239)
Amortization of deferred financing costs	3,241	1,816
Change in operating assets and liabilities:
Fee income received	19,336	16,866
(Increase) decrease in interest and fees receivable	385	(2,252)
(Increase) decrease in due from portfolio company	103	(329)
(Increase) decrease in collateral posted to bank and other assets	151	(218)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(29)	262
Increase in base management fee payable	384	2,505
Increase in incentive fee payable	480	1,272
Increase (decrease) in due to FSC, Inc.	672	(263)
Increase (decrease) in interest payable	(704)	3,185
Decrease in payments received in advance from portfolio companies	(1)	(545)
Purchases of investments and net revolver activity, net of syndications	(407,854)	(566,835)
Principal payments received on investments (scheduled payments)	32,795	19,559
Principal payments received on investments (payoffs)	283,966	62,447
PIK interest income received in cash	5,007	7,030
Proceeds from the sale of investments	11,549	—

Net cash used by operating activities	(22,374)	(431,455)

Cash flows from financing activities:
Dividends paid in cash	(68,699)	(53,553)
Borrowings under SBA debentures payable	—	77,000
Borrowings under credit facilities	409,297	406,000
Repayments of borrowings under credit facilities	(358,780)	(406,000)
Proceeds from the issuance of convertible senior notes	—	152,000
Repurchases of convertible senior notes	(17,939)	—
Proceeds from the issuance of common stock	100,700	206,788
Deferred financing costs paid	(3,279)	(9,230)
Offering costs paid	(876)	(709)

Net cash provided by financing activities	60,424	372,296

Net increase (decrease) in cash and cash equivalents	38,050	(59,159)
Cash and cash equivalents, beginning of period	67,644	76,765

Cash and cash equivalents, end of period	$105,694	$17,606

Supplemental Information:
Cash paid for interest	$14,720	$4,639
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$855	$4,091

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Control Investments(3)
Lighting By Gregory, LLC(9)(13)(14)	Housewares & specialties
First Lien Term Loan A, 9.75% PIK due 2/28/2013		$4,700	$3,996	$737
First Lien Bridge Loan, 8% PIK due 3/31/2012(16)		113	113	—
97.38% membership interest			1,210	—

			5,319	737
Coll Materials Group LLC(9)	Environmental & facilities services
Second Lien Term Loan, 12% cash due 11/1/2014		7,096	7,096	7,071
50% Membership interest in CD Holdco, LLC			3,127	7,108

			10,223	14,179

Total Control Investments (1.8% of net assets)			$15,542	$14,916

Affiliate Investments(4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$2,444

			1,080	2,444

Total Affiliate Investments (0.3% of net assets)			$1,080	$2,444

Non-Control/Non-Affiliate Investments(7)
Repechage Investments Limited(13)(14)	Restaurants
First Lien Term Loan, 12.75% cash 2.75% PIK due 10/16/2011(16)		$3,632	$3,412	$898
7,500 shares of Series A Preferred Stock of Elephant & Castle, Inc.			750	—

			4,162	898
Traffic Control & Safety Corporation(9)(14)(16)	Construction & engineering
Senior Debtor-in-Possession Loan, LIBOR+12% cash due 10/20/2012		7,899	7,899	7,899
Senior Term Loan A, LIBOR+9% cash due 6/29/2012		5,000	5,000	5,000
Senior Revolver, LIBOR+9% cash due 6/29/2012		8,587	8,587	8,587
Second Lien Term Loan, 12% cash 3% PIK due 5/28/2015(13)		22,595	21,247	11,518
Subordinated Term Loan, 15% PIK due 5/28/2015		6,024	5,531	—
24,750 shares of Series B Preferred Stock			248	—
43,494 shares of Series D Preferred Stock			435	—
25,000 shares of Common Stock			3	—

			48,950	33,004
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			216	326
191,977 Shares A Shares			192	—

			408	326
Fitness Edge, LLC	Leisure facilities
1,000 Common Units(6)			43	201

			43	201
Capital Equipment Group, Inc.(9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		10,436	10.350	10,516
33,463 shares of Common Stock			345	593

			10,695	11,109
Rail Acquisition Corp.(14)	Electronic manufacturing services
First Lien Term Loan, 12% PIK due 9/1/2013		20,167	15,637	3,454
First Lien Revolver, 7.85% cash due 9/1/2013		4,958	4,958	4,958

			20,595	8,412

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		6,975	6,896	7,114

			6,896	7,114
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation(9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		5,001	4,880	5,105
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,361	10,321	10,412
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,246	1,266

			16,447	16,783
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,185	18,993	19,663

			18,993	19,663
Cenegenics, LLC	Healthcare services
414,419 Common Units(6)			598	1,308

			598	1,308
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,762	12,603	12,786
First Lien Term Loan B, 12% cash due 9/10/2014		6,040	5,993	1,437

			18,596	14,223
Riverlake Equity Partners II, LP	Multi-sector holdings
1.89% limited partnership interest(15)			240	240

			240	240
Riverside Fund IV, LP	Multi-sector holdings
0.33% limited partnership interest(6)(15)			598	598

			598	598
Ambath/Rebath Holdings, Inc.(9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		4,272	4,264	3,782
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		23,707	23,691	21,206

			27,955	24,988
Tegra Medical, LLC(9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		20,217	20,011	20,169
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,042	22,827	22,808
First Lien Term Loan C, 30% PIK due 12/31/2014		1,032	1,032	993
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,461	2,472

			46,331	46,442
Psilos Group Partners IV, LP	Multi-sector holdings
2.52% limited partnership interest(12)(15)			—	—

			—	—

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		9,846	9,727	9,819
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,247	9,135	9,153
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015(11)			(23)	—

			18,839	18,972
NDSSI Holdings, LLC(9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,687	21,590
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,153	8,153	8,187
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,474	3,478
2,000 Series D Preferred Units			2,564	2,564

			35,878	35,819
Eagle Hospital Physicians, Inc.(9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,617	24,239	24,570
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,069	1,046

			25,308	25,616
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		11,345	11,183	11,362
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,070	10,933	11,059
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015(11)			(50)	—

			22,066	22,421
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,476	4,264	4,463
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,820	10,888
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,500	2,435	2,493

			17,519	17,844
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,685	20,393	20,865
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		23,971	23,639	24,189
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015(11)			(172)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	3,985

			47,253	49,039
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		9,300	9,101	9,336
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,827	15,825	17,648
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,413	1,511
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	427

			28,839	30,091
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.50% limited partnership interest(15)			66	66

			66	66
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,271	7,169	7,323
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015(11)			(4)	—

			7,165	7,323

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Drugtest, Inc. (formerly DISA, Inc.)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,540	11,368	11,701
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 12/30/2015		8,492	8,378	8,711
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015(11)			(55)	—

			19,691	20,412
Saddleback Fence and Vinyl Products, Inc.	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2013		100	100	100

			748	748
Best Vinyl Fence & Deck, LLC	Building products
First Lien Term Loan B, 8% PIK due 6/30/2012(16)		4,275	4,275	1,365

			4,275	1,365
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		16,105	15,840	15,923
First Lien Revolver, LIBOR+6% cash due 1/4/2016(11)			(31)	—

			15,809	15,923
Cardon Healthcare Network, LLC(9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,530	10,358	10,714
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		22,001	21,788	22,099
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017(11)			(40)	—
65,903 Class A Units(6)			250	385

			32,356	33,198
U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		32,600	32,196	32,822

			32,196	32,822
Phoenix Brands Merger Sub LLC(9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		7,125	6,980	7,146
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		20,989	20,595	20,332
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,571	2,451	2,661

			30,026	30,139
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		10,084	9,962	10,045

			9,962	10,045
CCCG, LLC(9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,747	34,056	34,887

			34,056	34,887
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,625	24,163	24,424

			24,163	24,424
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		12,673	12,402	12,721
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,281	19,866	20,429
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016(11)			(106)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	998

			33,162	34,148

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Pacific Architects & Engineers, Inc.	Diversified support services
First Lien Term Loan A, LIBOR+5% (1.5% floor) cash due 4/4/2017		3,994	3,939	4,002
First Lien Term Loan B, LIBOR+6% (1.5% floor) cash due 4/4/2017		4,700	4,639	4,725

			8,578	8,727
Securus Technologies, Inc.(9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,103	22,382

			22,103	22,382
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,925	8,843	8,976

			8,843	8,976
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75 (1.25% floor) cash due 6/30/2016		15,625	15,484	15,649
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,677	11,574	11,795
First Lien Term Loan C, 18% PIK due 6/30/2016		3,111	3,088	3,139
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016(11)			(31)	—

			30,115	30,583
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest(15)			386	386

			386	386
Charter Brokerage, LLC(9)	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		16,413	16,272	16,329
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,195	10,115	10,086
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		882	824	987

			27,211	27,402
Stackpole Powertrain International ULC(15)	Auto parts & equipment
Subordinated Term Loan, 12% cash 2% PIK due 8/1/2018		18,335	18,179	19,047
1,000 Common Units			1,000	1,514

			19,179	20,561
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,570	6,506	6,538
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,392	6,335	6,476
Senior Revolver, LIBOR+7% cash due 8/8/2016		400	371	449

			13,212	13,463
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,691	10,594	10,732
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,636	3,607	3,766

			14,201	14,498
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,603	5,504	5,703

			5,504	5,703
Milestone Partners IV, LP	Multi-sector holdings
3.07% limited partnership interest(15)			657	657

			657	657
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,925	9,861	10,072
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,355	17,480

			27,216	27,552

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		26,939	26,703	27,172
300,700.98 Class A Units(6)			301	248

			27,004	27,420
RCPDirect, LP.	Multi-sector holdings
0.91% limited partnership interest(15)			348	348

			348	348
The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016		12,870	12,772	12,818

			12,772	12,818
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,094	9,983	10,226
225 Class A Preferred Units			225	225
2,500 Class A Common Units			25	80

			10,233	10,531
CPASS Acquisition Company	Internet software & services
Senior Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,906	4,811	4,978
Senior Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016(11)			(17)	—

			4,794	4,978
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,648	12,536	12,755
500,000 Preferred units			475	500
500,000 Class A Common Units			25	84

			13,036	13,339
SolutionSet, Inc.	Advertising
Senior Term Loan, LIBOR+6% (1% floor) cash due 12/21/2016		9,739	9,652	9,736

			9,652	9,736
Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,154	19,973	20,534

			19,973	20,534
ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest(15)			14	14

			14	14
Blue Coat Systems, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 2/15/2018		15,000	14,858	15,140
Second Lien Term Loan, LIBOR+10% (1.5% floor) cash due 8/15/2018		7,000	6,934	6,975

			21,792	22,115
CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		25,741	25,500	25,967

			25,500	25,967
Riverside Fund V, LP	Multi-sector holdings
0.4% limited partnership interest(12)(15)			—	—

			—	—
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		8,819	8,686	8,820
Senior Term Loan B, 12.5% cash due 3/30/2017		5,500	5,420	5,505
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017(11)			(58)	—

			14,048	14,325

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal(8)	Cost	Fair Value
Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		13,907	13,776	13,843

			13,776	13,843
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,057	9,961	10,057

			9,961	10,057
JTC Education, Inc.(10)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		11,500	11,388	11,535
17,391 Shares of Series A-1 Preferred Stock			313	307
17,391 Shares of Common Stock			187	—

			11,888	11,842
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,750	5,708	5,750
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		350	341	350
500 Series A Preferred Shares			500	500
50,000 Common Shares			1	1

			6,550	6,601
Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		12,500	12,410	12,500
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017(11)			(9)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	250

			12,651	12,750
MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		20,000	19,806	20,000

			19,806	20,000
PLATO, Inc.	Education services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 5/17/2018		15,000	15,000	15,000
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		10,000	10,000	10,000

			25,000	25,000
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	26,996	27,000
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017(11)			(1)	—
75,000 Class A Common Units of IDS Investments, LLC			750	750

			27,745	27,750
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+7% (1.5% floor) cash due 6/8/2017		10,000	10,000	10,000

			10,000	10,000
Yeti Acquisition, LLC	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		28,000	27,962	28,000
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,005	11,989	12,005
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017(11)			(14)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	1,500

			41,437	41,505
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		10,000	10,000	10,000
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,501	17,501	17,501

			27,501	27,501
Total Non-Control/Non-Affiliate Investments (145.4% of net assets)			$1,203,770	$1,180,737

Total Portfolio Investments (147.5% of net assets)			$1,220,392	$1,198,097

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Charter Brokerage, LLC	May 9, 2012	- 0.5% on Senior Term Loan & Revolver		Tier pricing per loan agreement

Coll Materials Group LLC	April 1, 2012	- 12.0% on Second Lien Term Loan	+ 12.0% on Second Lien Term Loan	Per loan amendment

HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement

AmBath/Rebath Holdings, Inc.	April 1, 2012	- 2.0% on Term Loan A - 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	- 2.5% on Term Loan A - 1.25% on Term Loan B		Tier pricing per loan agreement

Traffic Control & Safety Corporation	January 1, 2012	+ 3.0% on Senior Term Loan & Senior Revolver	+ 2.0% on Subordinated Term Loan + 2.0% on Second Lien Term Loan	Default interest per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan; + 0.50% on Senior Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per waiver agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Lighting By Gregory, LLC	March 11, 2011	+ 6.0% on Bridge Loan	– 8.0% on Bridge Loan	Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Fifth Street Finance Corp.

Consolidated Schedule of Investments

June 30, 2012

(dollar amounts in thousands)

(unaudited)

(10)	In May 2012, the Company received a cash payment from JTC Education, Inc. in full satisfaction of all obligations under the senior loan agreement. As part of this refinancing, the Company closed on an $11.5 million subordinated debt investment in JTC Education, Inc.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of June 30, 2012.

(14)	Investment was on PIK non-accrual status as of June 30, 2012.

(15)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(16)	Investment is under negotiation and, as such, the maturity date of the loan has been temporarily suspended.

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment(1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Insight Pharmaceuticals, LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		10,000	9,926	10,000
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,331	17,500

			27,257	27,500
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		19,002	18,816	19,002
250,000 Class A Units			250	250

			19,066	19,252

Total Non-Control/Non-Affiliate Investments (148.1% of net assets)			$1,108,174	$1,079,440

Total Portfolio Investments (153.7% of net assets)			$1,156,082	$1,119,837

(1)	Debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Cardon Healthcare Network, LLC	July 1, 2011	– 2.5% on Term Loan		Tier pricing per credit agreement

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan agreement

Dominion Diagnostics, LLC	April 1, 2011	– 0.5% on Term Loan A	– 1.0% on Term Loan B	Tier pricing per credit agreement

Lighting by Gregory, LLC	March 11, 2011	– 2.0% on Bridge Loan		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

Traffic Control & Safety Corporation	June 1, 2010	– 4.0% on Second Lien Term Loan	+ 1.0% on Second Lien Term Loan	Per restructuring agreement

Premier Trailer Leasing, Inc.	August 4, 2009	+ 4.0% on Term Loan		Default interest per credit agreement

(10)	Revolving credit line had been suspended and was deemed unlikely to be renewed in the future.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on cash non-accrual status as of September 30, 2011.

(14)	Investment was on PIK non-accrual status as of September 30, 2011.

(15)	Best Vinyl Fence & Deck, LLC Term Loan B was under negotiation and, as such, the maturity date of the loan had been temporarily suspended.

(16)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1.	Organization

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

The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated with the Company for income tax purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company’s Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through June 30, 2012:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million

(1)	Average offering price

On February 3, 2010, the Company’s consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. (“FSMP IV”), received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, the Company’s consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. (“FSMP V”), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC licenses allow the Company’s SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million in SBA-guaranteed debentures when they have at least $112.5 million in combined regulatory capital. As of June 30, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $126.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

As of June 30, 2012, FSMP V had $37.5 million in regulatory capital but did not yet have any SBA-guaranteed debentures outstanding. For the three and nine months ended June 30, 2012 the Company recorded interest expense of $1.6 million and $4.7 million, respectively, related to the SBA-guaranteed debentures.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, the Company’s SBIC subsidiaries may also be limited in their ability to make distributions to the Company if they do not have sufficient capital, in accordance with SBA regulations.

The Company’s SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC subsidiaries will receive SBA-guaranteed debenture funding and is dependent upon the SBIC subsidiaries’ continuing to be in compliance with SBA regulations and policies.

The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default.

The Company has received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit it to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the Company’s 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $225 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.

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

Although the Company expects to fund the growth of its investment portfolio through the net proceeds from equity offerings, the Company’s dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to Regulated Investment Companies (“RICs”) under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than their recorded value.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.20 billion and $1.12 billion at June 30, 2012 and September 30, 2011, respectively. The portfolio investments represent 147.5% and 153.7% of net assets at June 30, 2012 and September 30, 2011, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income, revenues or, in limited cases, book value. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

The fair value of all of the Company’s investments at June 30, 2012 and September 30, 2011 was determined by the Board of Directors. The Board of Directors is solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Income:

Interest income, adjusted for accretion of original issue discount or “OID,” is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into interest income over the life of the loan.

Distributions of earnings from portfolio companies are recorded as dividend income when the distribution is received.

The Company has investments in debt securities which contain payment-in-kind or “PIK” interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.

Fee income consists of the monthly servicing fees, advisory fees and prepayment fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination fees. The Company capitalizes a portion of the upfront loan origination fees received in connection with investments. The unearned fee income from such fees is accreted into fee income, based on the straight line method or effective interest method as applicable, over the life of the investment.

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

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $16.9 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Deferred Financing Costs:

Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and the Convertible Senior Notes, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities. This amortization expense is included in interest expense in the Company’s Consolidated Statement of Operations.

Collateral Posted to Bank:

Collateral posted to bank consisted of cash posted as collateral with respect to the Company’s interest rate swap, which was terminated in August 2011. The Company was restricted in terms of access to this collateral until such swap was terminated or the swap agreement expired. Cash collateral posted was held in an account at Wells Fargo.

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations. As of June 30, 2012, the Company was not party to any interest rate swap agreements.

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. $0.9 million of offering costs were charged to capital during the nine months ended June 30, 2012.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2008, 2009, 2010 or 2011. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

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

At June 30, 2012, 147.5% of net assets or $1.20 billion was invested in 76 long-term portfolio investments and 13.0% of net assets or $105.7 million was invested in cash and cash equivalents. In comparison, at September 30, 2011, 153.7% of net assets or $1.12 billion was invested in 65 long-term portfolio investments and 9.3% of net assets or $67.6 million was invested in cash and cash equivalents. As of June 30, 2012, 80.5% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the three and nine months ended June 30, 2012, the Company recorded no net realized losses and net realized losses of $27.4 million, respectively. During the three and nine months ended June 30, 2011, the Company recorded net realized losses of $14.1 million and $28.1 million, respectively. During the three and nine months ended June 30, 2012, the Company recorded net unrealized appreciation of $0.2 million and $14.1 million, respectively. During the three and nine months ended June 30, 2011, the Company recorded net unrealized appreciation of $18.5 million and $34.9 million, respectively.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s investments as of June 30, 2012 and September 30, 2011 at cost and fair value was as follows:

	June 30, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,194,379	$1,168,060	$1,137,754	$1,099,708
Investments in equity securities	26,013	30,037	18,328	20,129

Total	$1,220,392	$1,198,097	$1,156,082	$1,119,837

The composition of the Company’s debt investments as of June 30, 2012 and September 30, 2011 at fixed rates and floating rates was as follows:

	June 30, 2012		September 30, 2011
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$372,729	31.91%	$359,873	32.72%
Floating rate debt securities	795,331	68.09%	739,835	67.28%

Total	$1,168,060	100.00%	$1,099,708	100.00%

The following table presents the financial instruments carried at fair value as of June 30, 2012, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$831,847	$831,847
Investments in debt securities (second lien)	—	—	132,718	132,718
Investments in debt securities (subordinated)	—	—	203,495	203,495
Investments in equity securities (preferred)	—	—	9,233	9,233
Investments in equity securities (common)	—	—	20,804	20,804

Total investments at fair value	$—	$—	$1,198,097	$1,198,097

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2012 to June 30, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223
New investments & net revolver activity	141,260	30,000	29,000	500	2,747	203,507
Redemptions/repayments	(47,885)	(18,507)	—	—	—	(66,392)
Net accrual of PIK interest income	1,254	(1,552)	1,091	184	—	977
Accretion of original issue discount	248	205	—	—	—	453
Net change in unearned income	1,587	44	(25)	—	—	1,606
Net unrealized appreciation (depreciation)	(1,871)	(215)	2,221	748	(704)	179
Unrealized adjustments due to deal exits	1,062	482	—	—	—	1,544
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2012	$831,847	$132,718	$203,495	$9,233	$20,804	$1,198,097

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2012	$(809)	$267	$2,221	$748	$(704)	$1,723

The following table provides a roll-forward in the changes in fair value from March 31, 2011 to June 30, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2011	$821,885	$82,586	$24,347	$4,559	$6,372	$939,749
New investments & net revolver activity	56,108	56,500	—	—	1,569	114,177
Redemptions/repayments	(9,299)	(458)	—	—	—	(9,757)
Net accrual of PIK interest income	2,212	612	419	—	—	3,243
Accretion of original issue discount	348	82	—	—	—	430
Net change in unearned income	1,129	(875)	17	—	—	271
Net unrealized appreciation (depreciation)	10,533	1,077	(107)	337	7,531	19,371
Unrealized adjustments due to deal exits	(13,233)	—	—	—	(772)	(14,005)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$869,683	$139,524	$24,676	$4,896	$14,700	$1,053,479

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2011	$(2,700)	$1,077	$(107)	$337	$6,759	$5,366

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to June 30, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	244,079	37,000	118,516	1,200	7,059	407,854
Redemptions/repayments	(289,426)	(41,994)	—	(713)	(9)	(332,142)
Net accrual of PIK interest income	2,798	(904)	2,814	517	—	5,225
Accretion of original issue discount	1,043	324	—	—	—	1,367
Net change in unearned income	5,012	1,130	(919)	—	—	5,223
Net unrealized appreciation (depreciation)	(22)	10,008	1,851	1,180	1,043	14,060
Unrealized adjustments due to deal exits	(6,729)	(16,229)	—	(118)	(251)	(23,327)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2012	$831,847	$132,718	$203,495	$9,233	$20,804	$1,198,097

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2012	$(6,751)	$(6,221)	$1,851	$1,062	$792	$(9,267)

The following table provides a roll-forward in the changes in fair value from September 30, 2010 to June 30, 2011 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2010	$416,324	$136,786	$5,470	$2,892	$2,349	$563,821
New investments & net revolver activity	482,057	56,500	20,000	2,036	6,297	566,890
Redemptions/repayments	(33,378)	(52,180)	—	—	—	(85,558)
Net accrual of PIK interest income	5,903	(3,601)	845	—	—	3,147
Accretion of original issue discount	842	397	—	—	—	1,239
Net change in unearned income	(5,992)	43	(373)	—	—	(6,322)
Net unrealized appreciation (depreciation)	27,687	1,359	(1,266)	222	6,869	34,871
Unrealized adjustments due to deal exits	(23,760)	220	—	(254)	(815)	(24,609)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of June 30, 2011	$869,683	$139,524	$24,676	$4,896	$14,700	$1,053,479

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2011	$3,927	$1,579	$(1,266)	$(32)	$6,054	$10,262

The Company generally utilizes a bond yield model to estimate the fair value of its debt investments where there is not a readily available market value (Level 3) which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium, size premium and industry premium, which are significant unobservable inputs into the model.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range						Weighted Average
First lien debt	$796,763	Bond yield approach	Capital structure premium	(a	)	0.0%		-	1.0%	0.4%
			Tranche specific risk premium/(discount)	(a	)	(2.8%	)	-	25.0%	2.5%
			Size premium	(a	)	1.0%		-	2.0%	1.2%
			Industry premium/(discount)	(a	)	(1.7%	)	-	3.7%	0.3%

	35,084	Enterprise value approach	Weighted average cost of capital			19.0%		-	31.0%	23.4%
			Company specific risk premium	(a	)	6.0%		-	15.0%	7.0%
			Revenue growth rate			(10.8%	)	-	10.4%	8.5%
			EBITDA multiple	(b	)	3.7x		-	9.1x	8.6x

Second lien & subordinated Debt	324,695	Bond yield approach	Capital structure premium	(a	)	2.0%		-	2.0%	2.0%
			Tranche specific risk premium	(a	)	1.3%		-	7.8%	3.3%
			Size premium	(a	)	0.5%		-	2.0%	0.7%
			Industry premium/(discount)	(a	)	(1.5%	)	-	1.2%	(0.3%	)

	11,518	Enterprise value approach	Weighted average cost of capital			23.0%		-	23.0%	23.0%
			Company specific risk premium	(a	)	6.0%		-	6.0%	6.0%
			Revenue growth rate			10.4%		-	10.4%	10.4%
			EBITDA multiple	(b	)	9.1x		-	9.1x	9.1x

Preferred & common equity	30,037	Enterprise value approach	Weighted average cost of capital			9.0%		-	35.0%	17.1%
			Company specific risk premium	(a	)	2.0%		-	21.0%	8.3%
			Revenue growth rate			1.9%		-	133.6%	38.4%
			EBITDA multiple	(b	)	4.6x		-	15.4x	7.6x

Total	$1,198,097

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2012 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$228,541	$228,541	$—	$—	$228,541
SBA debentures payable	150,000	126,185	—	—	126,185
Convertible senior notes payable	115,000	109,394	—	—	109,394

Total	$493,541	$464,120	$—	$—	$464,120

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s off-balance sheet arrangements consisted of $96.0 million and $108.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2012 and September 30, 2011, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2012 and September 30, 2011 is shown in the table below:

	June 30, 2012	September 30, 2011
Welocalize, Inc.	$10,000	$750
Yeti Acquisition, LLC	7,500	—
Charter Brokerage, LLC	6,471	6,176
Refac Optical Group	5,500	5,500
Rail Acquisition Corp.	5,042	5,446
I Drive Safely, LLC	5,000	—
Traffic Control & Safety Corporation	4,876	3,014
Enhanced Recovery Company, LLC	4,000	4,000
Drugtest, Inc.	4,000	4,000
World 50, Inc.	4,000	—
Phoenix Brands Merger Sub LLC	3,857	3,000
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Cardon Healthcare Network, LLC	3,000	2,000
Tegra Medical, LLC	3,000	1,500
Discovery Practice Management, Inc.	2,600	3,000
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	—
Specialty Bakers, LLC	1,500	2,000
Eagle Hospital Physicians, Inc.	1,400	2,500
Milestone Partners IV, LP (limited partnership interest)	1,343	2,000
Ansira Partners, Inc.	1,190	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
ACON Equity Partners III, LP (limited partnership interest)	986	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
BMC Acquisition, Inc.	900	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
HealthDrive Corporation	750	2,000
RCP Direct, LP (limited partnership interest)	652	—
Baird Capital Partners V, LP (limited partnership interest)	615	701
Riverside Fund IV, LP (limited partnership interest)	402	555
Advanced Pain Management	400	267
Saddleback Fence and Vinyl Products, Inc.	300	400
JTC Education, Inc.	—	14,000
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$95,978	$108,804

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2012		September 30, 2011
Cost:
First lien debt	$847,616	69.45%	$890,729	77.05%
Second lien debt	140,781	11.54%	161,455	13.97%
Subordinated debt	205,982	16.88%	85,570	7.40%
Purchased equity	18,231	1.49%	11,263	0.97%
Equity grants	5,474	0.45%	6,158	0.53%
Limited partnership interests	2,308	0.19%	907	0.08%

Total	$1,220,392	100.00%	$1,156,082	100.00%

	June 30, 2012		September 30, 2011
Fair value:
First lien debt	$831,847	69.43%	$875,092	78.14%
Second lien debt	132,718	11.08%	143,383	12.80%
Subordinated debt	203,495	16.98%	81,233	7.25%
Purchased equity	21,691	1.81%	12,548	1.12%
Equity grants	6,037	0.50%	6,675	0.60%
Limited partnership interests	2,309	0.20%	906	0.09%

Total	$1,198,097	100.00%	$1,119,837	100.00%

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

	June 30, 2012		September 30, 2011
Cost:
Northeast U.S.	$404,520	33.15%	$389,185	33.66%
Southwest U.S.	268,943	22.04%	273,513	23.66%
West U.S.	215,338	17.64%	142,745	12.35%
Southeast U.S.	195,092	15.99%	244,988	21.19%
Midwest U.S.	117,320	9.61%	86,768	7.51%
Canada	19,179	1.57%	18,883	1.63%

Total	$1,220,392	100.00%	$1,156,082	100.00%

	June 30, 2012		September 30, 2011
Fair value:
Northeast U.S.	$406,736	$33.95%	$389,898	34.82%
Southwest U.S.	253,087	21.12%	246,358	22.00%
West U.S.	199,362	16.64%	127,522	11.39%
Southeast U.S.	199,354	16.64%	248,588	22.20%
Midwest U.S.	118,997	9.93%	88,412	7.90%
Canada	20,561	1.72%	19,059	1.69%

Total	$1,198,097	100.00%	$1,119,837	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012		September 30, 2011
Cost:
Healthcare services	$146,402	12.00%	$227,145	19.65%
Education services	92,136	7.55%	29,662	2.57%
Healthcare equipment	83,266	6.82%	71,254	6.16%
Internet software & services	73,838	6.05%	43,846	3.79%
Diversified support services	72,962	5.98%	55,472	4.80%
Oil & gas equipment services	61,267	5.02%	82,168	7.11%
Leisure products	55,637	4.56%	13,564	1.17%
Construction and engineering	48,950	4.01%	43,236	3.74%
Advertising	41,550	3.40%	19,892	1.72%
Pharmaceuticals	40,252	3.30%	27,257	2.36%
Apparel, accessories & luxury goods	38,800	3.18%	30,986	2.68%
Diversified financial services	38,745	3.17%	13,311	1.15%
Electronic equipment & instruments	35,879	2.94%	34,852	3.01%
Specialty stores	33,162	2.72%	34,538	2.99%
Integrated telecommunication services	32,103	2.63%	25,995	2.25%
Leisure facilities	30,158	2.47%	38,041	3.29%
Household products	30,026	2.46%	31,213	2.70%
Home improvement retail	27,955	2.29%	27,999	2.42%
IT consulting & other services	25,500	2.09%	48,943	4.23%
Restaurants	23,442	1.92%	13,966	1.21%
Industrial machinery	20,928	1.71%	10,457	0.90%
Electronic manufacturing services	20,595	1.69%	20,190	1.75%
Human resources & employment services	19,691	1.61%	20,457	1.77%
Auto parts & equipment	19,179	1.57%	18,883	1.63%
Environmental & facilities services	19,067	1.56%	16,311	1.41%
Distributors	18,993	1.56%	18,631	1.61%
Air freight & logistics	18,596	1.52%	17,984	1.56%
Food distributors	17,520	1.44%	20,834	1.80%
Research & consulting services	14,048	1.15%	—	0.00%
Construction materials	6,896	0.57%	6,736	0.58%
Housewares & specialties	5,319	0.44%	5,319	0.46%
Building products	5,023	0.41%	6,689	0.58%
Multi-sector holdings	2,307	0.19%	907	0.09%
Movies & entertainment	200	0.02%	199	0.02%
Fertilizers & agricultural chemicals	—	0.00%	28,800	2.49%
Healthcare technology	—	0.00%	20,505	1.77%
Trucking	—	0.00%	17,065	1.48%
Data processing & outsourced services	—	0.00%	12,775	1.10%

Total	$1,220,392	100.00%	$1,156,082	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2012		September 30, 2011
Fair Value:
Healthcare services	$150,814	12.59%	$231,478	20.67%
Education services	92,094	7.69%	30,176	2.69%
Healthcare equipment	83,685	6.98%	71,911	6.42%
Internet software & services	76,131	6.35%	43,786	3.91%
Diversified support services	74,391	6.21%	56,232	5.02%
Oil & gas equipment services	62,289	5.20%	82,696	7.38%
Leisure products	56,002	4.67%	13,711	1.22%
Advertising	41,784	3.49%	20,183	1.80%
Pharmaceuticals	40,891	3.41%	27,500	2.46%
Apparel, accessories & luxury goods	40,150	3.35%	33,595	3.00%
Diversified financial services	39,422	3.29%	13,329	1.19%
Electronic equipment & instruments	35,820	2.99%	34,863	3.11%
Specialty stores	34,148	2.85%	35,198	3.14%
Construction and engineering	33,004	2.75%	35,814	3.20%
Integrated telecommunication services	32,382	2.70%	26,374	2.36%
Leisure facilities	30,784	2.57%	38,447	3.43%
Household products	30,139	2.52%	29,943	2.67%
IT consulting & other services	25,967	2.17%	49,528	4.42%
Home improvement retail	24,988	2.09%	27,576	2.46%
Environmental & facilities services	23,155	1.93%	19,952	1.78%
Industrial machinery	21,641	1.81%	10,860	0.97%
Auto parts & equipment	20,561	1.72%	19,059	1.70%
Restaurants	20,445	1.71%	11,829	1.06%
Human resources & employment services	20,412	1.70%	20,952	1.87%
Distributors	19,663	1.64%	18,938	1.69%
Food distributors	17,844	1.49%	21,006	1.88%
Research & consulting services	14,324	1.20%	—	0.00%
Air freight & logistics	14,223	1.19%	17,243	1.54%
Electronic manufacturing services	8,412	0.70%	8,660	0.77%
Construction materials	7,114	0.59%	6,840	0.61%
Multi-sector holdings	2,308	0.19%	907	0.11%
Building products	2,111	0.18%	4,833	0.43%
Housewares & specialties	737	0.06%	2,526	0.23%
Movies & entertainment	262	0.02%	262	0.02%
Fertilizers & agricultural chemicals	—	0.00%	29,186	2.61%
Healthcare technology	—	0.00%	20,947	1.87%
Data processing & outsourced services	—	0.00%	3,497	0.31%

Total	$1,198,097	100.00%	$1,119,837	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2012 and September 30, 2011, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2012 and June 30, 2011, no individual investment produced income that exceeded 10% of investment income.

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

Accumulated unearned fee income activity for the nine months ended June 30, 2012 and June 30, 2011 was as follows:

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Beginning unearned fee income balance	$18,333	$11,901
Net fees received	18,937	13,311
Unearned fee income recognized	(24,160)	(6,989)

Ending unearned fee income balance	$13,110	$18,223

As of June 30, 2012, the Company had structured $6.8 million in aggregate exit fees across nine portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
(Amounts in thousands, except per share amounts)
Earnings per common share — basic:
Net increase in net assets resulting from operations	$22,089	$20,832	$52,329	$53,951
Weighted average common shares outstanding — basic	82,421	67,081	78,089	61,254
Earnings per common share — basic	$0.27	$0.31	$0.67	$0.88
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$22,089	$20,832	$52,329	$53,951
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	1,205	1,636	3,113	1,636

Net increase in net assets resulting from operations, as adjusted	23,294	22,468	55,442	55,587
Weighted average common shares outstanding — basic	82,421	67,081	78,089	61,254
Adjustments for dilutive effect of convertible notes	7,858	8,939	8,236	2,979

Weighted average common shares outstanding — diluted	90,279	76,020	86,325	64,233
Earnings per common share — diluted	$0.26	$0.30	$0.64	$0.87

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from inception to June 30, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
5/1/2008	5/19/2008	6/3/2008	$0.30	$1.9 million	133,317		$1.9 million
8/6/2008	9/10/2008	9/26/2008	0.31	5.1 million	196,786	(1)	1.9 million
12/9/2008	12/19/2008	12/29/2008	0.32	6.4 million	105,326		0.8 million
12/9/2008	12/30/2008	1/29/2009	0.33	6.6 million	139,995		0.8 million
12/18/2008	12/30/2008	1/29/2009	0.05	1.0 million	21,211		0.1 million
4/14/2009	5/26/2009	6/25/2009	0.25	5.6 million	11,776		0.1 million
8/3/2009	9/8/2009	9/25/2009	0.25	7.5 million	56,890		0.6 million
11/12/2009	12/10/2009	12/29/2009	0.27	9.7 million	44,420		0.5 million
1/12/2010	3/3/2010	3/30/2010	0.30	12.9 million	58,689		0.7 million
5/3/2010	5/20/2010	6/30/2010	0.32	14.0 million	42,269		0.5 million
8/2/2010	9/1/2010	9/29/2010	0.10	5.2 million	25,425		0.3 million
8/2/2010	10/6/2010	10/27/2010	0.10	5.2 million	24,850		0.3 million
8/2/2010	11/3/2010	11/24/2010	0.11	5.7 million	26,569		0.3 million
8/2/2010	12/1/2010	12/29/2010	0.11	5.7 million	28,238		0.3 million
11/30/2010	1/4/2011	1/31/2011	0.1066	5.4 million	36,038		0.5 million
11/30/2010	2/1/2011	2/28/2011	0.1066	5.5 million	29,072		0.4 million
11/30/2010	3/1/2011	3/31/2011	0.1066	6.5 million	43,766		0.6 million
1/30/2011	4/1/2011	4/29/2011	0.1066	6.5 million	45,193		0.6 million
1/30/2011	5/2/2011	5/31/2011	0.1066	6.5 million	48,870		0.6 million
1/30/2011	6/1/2011	6/30/2011	0.1066	6.5 million	55,367		0.6 million
5/2/2011	7/1/2011	7/29/2011	0.1066	7.1 million	58,829	(1)	0.6 million
5/2/2011	8/1/2011	8/31/2011	0.1066	7.1 million	64,431	(1)	0.6 million
5/2/2011	9/1/2011	9/30/2011	0.1066	7.2 million	52,487	(1)	0.5 million
8/1/2011	10/14/2011	10/31/2011	0.1066	7.3 million	40,388	(1)	0.4 million
8/1/2011	11/15/2011	11/30/2011	0.1066	7.3 million	43,034	(1)	0.4 million
8/1/2011	12/13/2011	12/23/2011	0.1066	7.3 million	43,531	(1)	0.4 million
11/10/2011	1/13/2012	1/31/2012	0.0958	6.6 million	29,902	(1)	0.3 million
11/10/2011	2/15/2012	2/29/2012	0.0958	7.4 million	45,071		0.4 million
11/10/2011	3/15/2012	3/30/2012	0.0958	7.5 million	41,807	(1)	0.4 million
2/7/2012	4/13/2012	4/30/2012	0.0958	7.4 million	48,328	(1)	0.5 million
2/7/2012	5/15/2012	5/31/2012	0.0958	7.4 million	47,877	(1)	0.5 million
2/7/2012	6/15/2012	6/29/2012	0.0958	7.5 million	41,499		0.4 million

(1)	Shares were purchased on the open market and distributed.

In October 2008, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $8 million of the Company’s outstanding common stock. Stock repurchases under this program were made through the open market at times and in such amounts as Company management deemed appropriate. The stock repurchase program expired in December 2009. In October 2008, the Company repurchased 78,000 shares of common stock on the open market as part of this share repurchase program.

In October 2010, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $20 million of the Company’s outstanding common stock. Stock repurchases under this program were to be made through the open market at times and in such amounts as the Company’s management deemed appropriate. The stock repurchase program expired December 31, 2011, with the Company not repurchasing any shares of its common stock pursuant to this repurchase program.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In May 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $30 million of the Company’s outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Company’s Board of Directors, the stock repurchase program will expire on May 7, 2013 and may be limited or terminated at any time without prior notice. As of June 30, 2012, the Company had not repurchased any shares of its common stock pursuant to this repurchase program.

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

On November 5, 2010, the Company amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of the Company’s portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, the Company amended the Wells Fargo facility to, among other things, (i) reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, (ii) extend the period during which the Company may make new borrowings under the facility to February 25, 2013 and (iii) extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor. On April 23, 2012, the Company amended the Wells Fargo facility to, among other things, expand the borrowing capacity under the facility. Pursuant to the amendment, the Company received an additional $50 million commitment, thereby increasing the size of the facility to $150 million, with an accordion feature which allows for future expansion of the facility up to a total of $250 million. In addition, the period during which the Company may make and reinvest borrowings under the facility was extended to April 23, 2014 and the maturity date of the facility was extended to April 25, 2016.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2012, the Company had $26.0 million of borrowings outstanding under the Wells Fargo facility that had a fair value of $26.0 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.120% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, the Company recorded interest expense of $0.7 million and $2.0 million, respectively, related to the Wells Fargo facility.

On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc., and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiaries, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company’s portfolio companies for tax purposes and have no other operations. None of the Company’s SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.

As of June 30, 2012, the Company had $151.5 million of borrowings outstanding under the ING facility that had a fair value of $151.5 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.390% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, the Company recorded interest expense of $1.3 million and $4.1 million, respectively, related to the ING facility.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2012, the Company had $51.0 million of borrowings outstanding under the Sumitomo facility that had a fair value of $51.0 million. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.885% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, the Company recorded interest expense of $0.3 million and $0.7 million, respectively, related to the Sumitomo facility.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2012, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.

Interest expense for the three and nine months ended June 30, 2012 was $5.6 million and $16.9 million, respectively. Interest expense for the three and nine months ended June 30, 2011 was $5.0 million and $9.6 million, respectively.

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

The Company holds debt in its portfolio that contains PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company’s decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company’s assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company’s determination to cease accruing PIK interest on a loan or debt security is generally made substantially before the Company’s full write-down of such loan or debt security.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the nine months ended June 30, 2012 and June 30, 2011 was as follows:

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
PIK balance at beginning of period	$22,672	$19,301
Gross PIK interest accrued	13,310	10,718
PIK income reserves(1)	(3,078)	(541)
PIK interest received in cash	(5,007)	(7,030)
Loan exits and other PIK adjustments	—	(317)

PIK balance at end of period	$27,897	$22,131

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of June 30, 2012, the Company had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended June 30, 2012. As of June 30, 2011, the Company had stopped accruing cash interest, PIK interest and OID on two investments that had not paid all of their scheduled cash interest payments for the period ended June 30, 2011.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentages of the Company’s portfolio investments at cost and fair value by accrual status as of June 30, 2012, September 30, 2011 and June 30, 2011 were as follows:

	June 30, 2012				September 30, 2011				June 30, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,168,495	95.75%	$1,181,490	98.61%	$1,116,762	96.60%	$1,111,986	99.30%	$1,025,169	97.86%	$1,046,526	99.34%
PIK non-accrual	15,637	1.28%	3,454	0.29%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	36,260	2.97%	13,153	1.10%	39,320	3.40%	7,851	0.70%	22,383	2.14%	6,953	0.66%

Total	$1,220,392	100.00%	$1,198,097	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$1,047,552	100.00%	$1,053,479	100.00%

The non-accrual status of the Company’s portfolio investments as of June 30, 2012, September 30, 2011 and June 30, 2011 was as follows:

	June 30, 2012	September 30, 2011	June 30, 2011
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—
Traffic Control & Safety Corp. — Second Lien and Subordinated Debt	Cash non-accrual	—	—

(1)	The Company no longer holds this investment. See Note 9 for a discussion of the Company’s recent realization events.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income non-accrual amounts related to the above investments for the three and nine months ended June 30, 2012 and June 30, 2011 were as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Cash interest income	$524	$917	$2,681	$4,484
PIK interest income	1,033	155	3,078	541
OID income	—	—	95	60

Total	$1,557	$1,072	$5,854	$5,085

Note 8.	Taxable/Distributable Income and Dividend Distributions

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination fees received in connection with investments in portfolio companies, which are amortized into fee income over the life of the investment for book purposes, are treated as taxable income upon receipt; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.

At September 30, 2011, the Company had net loss carryforwards of $11.8 million to offset net capital gains, to the extent provided by federal tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017 and $10.3 million will expire on September 30, 2019. During the year ended September 30, 2011, the Company realized capital losses from the sale of investments after October 31, 2010 and prior to year end (“post-October capital losses”) of $29.9 million, which for tax purposes are treated as arising on the first day of the following year.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2012:

	Three months ended June 30, 2012	Nine months ended June 30, 2012
Net increase in net assets resulting from operations	$22,089	$52,329
Net unrealized appreciation	(179)	(14,060)
Book/tax difference due to deferred loan origination fees, net	(1,728)	(9,540)
Book/tax difference due to organizational and deferred offering costs	(22)	(65)
Book/tax difference due to interest income on certain loans	1,359	3,591
Book/tax difference due to capital losses not recognized	—	27,420
Other book-tax differences	(81)	(154)

Taxable/Distributable Income(1)	$21,438	$59,521

(1)	The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2012. Therefore, the final taxable income may be different than the estimate.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s Board of Directors has declared the following distributions from inception to June 30, 2012:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	$0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	$0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	$0.33
Special	12/18/2008	12/30/2008	1/29/2009	$0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	$0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	$0.25
Quarterly	11/12/2009	12/10/2009	12/29/0209	$0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	$0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	$0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	$0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	$0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	$0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	$0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	$0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	$0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	$0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	$0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	$0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	$0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	$0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	$0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	$0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	$0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	$0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	$0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	$0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	$0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	$0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	$0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	$0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	$0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	$0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	$0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	$0.0958

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

Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company’s valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.

During the nine months ended June 30, 2012, the Company recorded investment realization events, including the following:

•

In November 2011, the Company recorded a realized loss in the amount of $18.1 million as a result of a Delaware bankruptcy court judge ruling which confirmed a Chapter 11 plan of reorganization that provided no recovery on the Company’s investment in Premier Trailer Leasing, Inc.;

•

In November 2011, the Company received a cash payment of $20.2 million from IZI Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and the Company received an additional $1.3 million proceeds from its equity investment, realizing a gain of $0.8 million;

•

In December 2011, the Company received a cash payment of $23.0 million from ADAPCO, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

•

In January 2012, the Company received a cash payment of $18.5 million from IOS Acquisitions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2012, the Company received a cash payment of $2.1 million from O’Currance, Inc. The debt investment was exited below par and the Company recorded a realized loss in the amount of $10.7 million on this transaction;

•

In February 2012, the Company received a cash payment of $25.0 million from Ernest Health, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $47.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $24.5 million from Epic Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, the Company received a cash payment of $48.8 million from Dominion Diagnostics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

•

In May 2012, the Company received a cash payment of $28.9 million from JTC Education, Inc. in full satisfaction of all obligations under the first lien loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In May 2012, the Company received a cash payment of $6.1 million from Fitness Edge, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•

In June 2012, the Company received a cash payment of $20.2 million from Caregiver Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction.

During the nine months ended June 30, 2011, the Company recorded investment realization events, including the following:

•

In October 2010, the Company received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

•

In December 2010, the Company received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

During the nine months ended June 30, 2012, the Company recorded net unrealized appreciation of $14.1 million. This consisted of $1.9 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses, offset by $15.5 million of net unrealized depreciation on debt investments. During the nine months ended June 30, 2011, the Company recorded net unrealized appreciation of $34.9 million. This consisted of $24.9 million of net reclassifications to realized losses, $4.0 million of net unrealized appreciation on debt investments and $6.0 million of net unrealized appreciation on equity investments.

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

Base management Fee

The base management fee is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of each fiscal quarter, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during such quarter. The base management fee for any partial month or quarter is appropriately prorated.

For the three and nine months ended June 30, 2012, base management fees were $6.1 million and $17.2 million, respectively. For the three and nine months ended June 30, 2011, base management fees were $5.4 million and $13.9 million, respectively. At June 30, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $6.1 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

For the three and nine months ended June 30, 2012, incentive fees were $5.5 million and $16.4 million, respectively. For the three and nine months ended June 30, 2011, incentive fees were $4.1 million and $11.8 million, respectively. At June 30, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.5 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the three and nine months ended June 30, 2012, the Company incurred administration expenses of $1.0 million, including $0.3 million of general and administrative expenses, and $3.2 million, including $1.0 million of general and administrative expenses, that are due to FSC, Inc., respectively. At June 30, 2012, $2.2 million (inclusive of these administration expenses) was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Note 12.	Financial Highlights

Per share data:	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Net asset value at beginning of period	$9.87	$10.68	$10.07	$10.43
Net investment income	0.27	0.25	0.84	0.77
Net unrealized appreciation on investments and interest rate swap	0.00	0.28	0.18	0.57
Net realized loss on investments and interest rate swap	0.00	(0.21)	(0.35)	(0.46)
Dividends paid	(0.29)	(0.32)	(0.89)	(0.94)
Issuance of common stock	0.00	0.04	0.00	0.35

Net asset value at end of period	$9.85	$10.72	$9.85	$10.72
Per share market value at beginning of period	$9.76	$13.35	$9.32	$11.14
Per share market value at end of period	$9.98	$11.60	$9.98	$11.60
Total return(1)	5.29%	(10.85)%	17.28%	12.32%
Common shares outstanding at beginning of period	82,421	66,668	72,376	54,550
Common shares outstanding at end of period	82,462	72,376	82,462	72,376
Net assets at beginning of period	$813,322	$711,748	$728,627	$569,172
Net assets at end of period	$812,071	$775,649	$812,071	$775,649
Average net assets(2)	$816,609	$718,704	$777,094	$650,881
Ratio of net investment income to average net assets(3)	10.76%	9.22%	11.26%	9.68%
Ratio of total expenses to average net assets(3)	9.49%	8.88%	10.02%	8.29%
Ratio of portfolio turnover to average investments at fair value	5.22%	0.00%	25.13%	1.75%
Weighted average outstanding debt(4)	$371,346	$294,542	$409,254	$206,797
Average debt per share	$4.51	$4.39	$5.24	$3.38

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Interest Rate Swap

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at June 30, 2012 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible senior notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

Interest expense for the three and nine months ended June 30, 2012 was $1.7 million and $5.4 million, respectively, related to the Convertible Notes.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the nine months ended June 30, 2012, the Company repurchased $20.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.6 million.

As of June 30, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $109.4 million.

Note 15.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2012.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011, in our quarterly report on Form 10-Q for the quarter ended March 31, 2012 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2012. Other factors that could cause actual results to differ materially include:

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of the filing of this quarterly report with the Securities and Exchange Commission, or the SEC, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The fair value of all of our investments at June 30, 2012 and September 30, 2011 was determined by our Board of Directors. Our Board of Directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and our consistently applied valuation process.

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

The portions of our portfolio valued, as a percentage of the portfolio at fair value, by independent valuation firms by period were as follows:

For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7	%(1)
For the quarter ended June 30, 2009	92.1%
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on March 31, 2009, and therefore was not part of the independent valuation process

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not part of the independent valuation process

As of June 30, 2012 and September 30, 2011, approximately 90.5% and 92.6%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

Revenue Recognition

Interest and Dividend Income

Interest income, adjusted for accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.

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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2012, we had structured $6.8 million in aggregate exit fees across nine portfolio investments upon the future exit of those investments.

Payment-in-Kind (PIK) Interest

Our loans typically contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company’s business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company’s management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest on a loan or debt security is generally made substantially before our full write-down of such loan or debt security.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $27.9 million and represented 2.3% of the fair value of our portfolio of investments as of June 30, 2012 and $22.7 million or 2.0% as of September 30, 2011. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition

Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by either a first or second lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk adjusted returns are available.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2012	September 30, 2011
Cost:
First lien debt	69.45%	77.05%
Second lien debt	11.54%	13.97%
Subordinated debt	16.88%	7.40%
Purchased equity	1.49%	0.97%
Equity grants	0.45%	0.53%
Limited partnership interests	0.19%	0.08%

Total	100.00%	100.00%

	June 30, 2012	September 30, 2011
Fair value:
First lien debt	69.43%	78.14%
Second lien debt	11.08%	12.80%
Subordinated debt	16.98%	7.25%
Purchased equity	1.81%	1.12%
Equity grants	0.50%	0.60%
Limited partnership interests	0.20%	0.09%

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	June 30, 2012	September 30, 2011
Cost:
Healthcare services	12.00%	19.65%
Education services	7.55%	2.57%
Healthcare equipment	6.82%	6.16%
Internet software & services	6.05%	3.79%
Diversified support services	5.98%	4.80%
Oil & gas equipment services	5.02%	7.11%
Leisure products	4.56%	1.17%
Construction and engineering	4.01%	3.74%
Advertising	3.40%	1.72%
Pharmaceuticals	3.30%	2.36%
Apparel, accessories & luxury goods	3.18%	2.68%
Diversified financial services	3.17%	1.15%
Electronic equipment & instruments	2.94%	3.01%
Specialty stores	2.72%	2.99%
Integrated telecommunication services	2.63%	2.25%
Leisure facilities	2.47%	3.29%
Household products	2.46%	2.70%
Home improvement retail	2.29%	2.42%
IT consulting & other services	2.09%	4.23%
Restaurants	1.92%	1.21%
Industrial machinery	1.71%	0.90%
Electronic manufacturing services	1.69%	1.75%
Human resources & employment services	1.61%	1.77%
Auto parts & equipment	1.57%	1.63%
Environmental & facilities services	1.56%	1.41%

Distributors	1.56%	1.61%
Air freight & logistics	1.52%	1.56%
Food distributors	1.44%	1.80%
Research & consulting services	1.15%	0.00%
Construction materials	0.57%	0.58%
Housewares & specialties	0.44%	0.46%
Building products	0.41%	0.58%
Multi-sector holdings	0.19%	0.09%
Movies & entertainment	0.02%	0.02%
Fertilizers & agricultural chemicals	0.00%	2.49%
Healthcare technology	0.00%	1.77%
Trucking	0.00%	1.48%
Data processing & outsourced services	0.00%	1.10%

Total	100.00%	100.00%

	June 30, 2012	September 30, 2011
Fair Value:
Healthcare services	12.59%	20.67%
Education services	7.69%	2.69%
Healthcare equipment	6.98%	6.42%
Internet software & services	6.35%	3.91%
Diversified support services	6.21%	5.02%
Oil & gas equipment services	5.20%	7.38%
Leisure products	4.67%	1.22%
Advertising	3.49%	1.80%
Pharmaceuticals	3.41%	2.46%
Apparel, accessories & luxury goods	3.35%	3.00%
Diversified financial services	3.29%	1.19%
Electronic equipment & instruments	2.99%	3.11%
Specialty stores	2.85%	3.14%
Construction and engineering	2.75%	3.20%
Integrated telecommunication services	2.70%	2.36%
Leisure facilities	2.57%	3.43%
Household products	2.52%	2.67%
IT consulting & other services	2.17%	4.42%
Home improvement retail	2.09%	2.46%
Environmental & facilities services	1.93%	1.78%
Industrial machinery	1.81%	0.97%
Auto parts & equipment	1.72%	1.70%
Restaurants	1.71%	1.06%
Human resources & employment services	1.70%	1.87%
Distributors	1.64%	1.69%
Food distributors	1.49%	1.88%
Research & consulting services	1.20%	0.00%
Air freight & logistics	1.19%	1.54%
Electronic manufacturing services	0.70%	0.77%
Construction materials	0.59%	0.61%
Multi-sector holdings	0.19%	0.11%
Building products	0.18%	0.43%
Housewares & specialties	0.06%	0.23%
Movies & entertainment	0.02%	0.02%
Fertilizers & agricultural chemicals	0.00%	2.61%
Healthcare technology	0.00%	1.87%
Data processing & outsourced services	0.00%	0.31%

Total	100.00%	100.00%

Portfolio Asset Quality

We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all investments on a scale from 1 to 5. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

•	Investment Ranking 1 is used for investments that are performing above expectations and/or a capital gain is expected.

•

Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain neutral or favorable compared to the potential risk at the time of the original investment. All new investments are initially ranked 2.

•

Investment Ranking 3 is used for investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Companies with a ranking of 3 may be out of compliance with financial covenants.

•

Investment Ranking 4 is used for investments that are performing below our expectations and for which risk has increased materially since the original investment. We expect some loss of investment return, but no loss of principal.

•

Investment Ranking 5 is used for investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a ranking of 5 are those for which some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value, as of June 30, 2012 and September 30, 2011:

	June 30, 2012			September 30, 2011
	Fair Value	Percentage of Total Portfolio	Leverage Ratio	Fair Value	Percentage of Total Portfolio	Leverage Ratio
1	$44,925	3.75%	2.07	$81,335	7.26%	3.16
2	1,133,015	94.57%	3.89	1,021,990	91.26%	3.87
3	3,549	0.30%	NM(1)	8,660	0.77%	NM(1)
4	11,518	0.96%	NM(1)	—	0.00%	—
5	5,090	0.42%	NM(1)	7,852	0.71%	NM(1)

Total	$1,198,097	100.00%	3.83	$1,119,837	100.00%	3.82

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2012, we had modified the payment terms of our investments in 14 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of June 30, 2012, we had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, three of which had not paid all of their scheduled cash interest payments for the period ended June 30, 2012. As of June 30, 2011, we had stopped accruing cash interest, PIK interest and OID on two investments that had not paid all of their scheduled cash interest payments for the period ended June 30, 2011.

Cash non-accrual status is inclusive of PIK and other noncash income, where applicable. The percentage of our portfolio investments at cost and fair value by accrual status as of June 30, 2012, September 30, 2011 and June 30, 2011 was as follows:

	June 30, 2012				September 30, 2011				June 30, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,168,495	95.75%	$1,181,490	98.61%	$1,116,762	96.60%	$1,111,986	99.30%	$1,025,169	97.86%	$1,046,526	99.34%
PIK non-accrual	15,637	1.28%	3,454	0.29%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Cash non-accrual	36,260	2.97%	13,153	1.10%	39,320	3.40%	7,851	0.70%	22,383	2.14%	6,953	0.66%

Total	$1,220,392	100.00%	$1,198,097	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$1,047,552	100.00%	$1,053,479	100.00%

The non-accrual status of our portfolio investments as of June 30, 2012, September 30, 2011 and June 30, 2011 was as follows:

	June 30, 2012	September 30, 2011	June 30, 2011
Lighting by Gregory, LLC	Cash non-accrual	Cash non-accrual	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited	Cash non-accrual	Cash non-accrual	—
Rail Acquisition Corp.	PIK non-accrual	—	—
Traffic Control & Safety Corp. — Second Lien and Subordinated Debt	Cash non-accrual	—	—

(1)	We no longer hold this investment. See “— Discussion and Analysis of Results and Operations — Comparison of the three and nine months ended June 30, 2012 and June 30, 2011 — Realized Gain (Loss) on Investments and Interest Rate Swaps” for a discussion of our recent realization events.

Income non-accrual amounts related to the above investments for the three and nine months ended June 30, 2012 and June 30, 2011 were as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Cash interest income	$524	$917	$2,681	$4,484
PIK interest income	1,033	155	3,078	541
OID income	—	—	95	60

Total	$1,557	$1,072	$5,854	$5,085

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

Comparison of the three and nine months ended June 30, 2012 and June 30, 2011

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

Total investment income for the three months ended June 30, 2012 and June 30, 2011 was $41.0 million and $32.4 million, respectively. For the three months ended June 30, 2012, this amount primarily consisted of $32.6 million of interest income from portfolio investments (which included $3.9 million of PIK interest) and $8.3 million of fee income. For the three months ended June 30, 2011, this amount primarily consisted of $29.0 million of interest income from portfolio investments (which included $3.6 million of PIK interest) and $3.3 million of fee income.

Total investment income for the nine months ended June 30, 2012 and June 30, 2011 was $122.6 million and $87.5 million, respectively. For the nine months ended June 30, 2012, this amount primarily consisted of $98.1 million of interest income from portfolio investments (which included $10.2 million of PIK interest) and $24.4 million of fee income. For the nine months ended June 30, 2011, this amount primarily consisted of $75.6 million of interest income from portfolio investments (which included $10.2 million of PIK interest) and $11.7 million of fee income.

The increase in our total investment income for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011 was primarily attributable to a higher average level of outstanding debt investments, which was principally due to a net increase of 10 debt investments in our portfolio and fee income related to debt payoffs, partially offset by amortization payments received on our debt investments and a decrease in the weighted average yield on our debt investments from 12.64% to 12.13% during the year-over-year period.

Expenses

Expenses for the three months ended June 30, 2012 and June 30, 2011 were $19.3 million and $15.9 million, respectively. Expenses increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 by $3.4 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 13.7% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 32.6% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 26.1% increase in weighted average debt outstanding for the year-over-year period.

Expenses for the nine months ended June 30, 2012 and June 30, 2011 were $58.5 million and $40.3 million, respectively. Expenses increased for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 by $18.2 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Incentive fee, which was attributable to a 39.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•

Interest expense, which was attributable to a 97.9% increase in weighted average debt outstanding for the year-over-year period. The significant increase in debt outstanding for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011 is attributable to our ability to obtain attractively priced debt to finance our investment operations.

Gain on Extinguishment of Convertible Senior Notes

During the three and nine months ended June 30, 2012, we repurchased $9.0 million and $20.0 million in principal amount, respectively, of our unsecured convertible notes (“Convertible Notes”) in the open market and surrendered them to the Trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million because they were trading at a discount due to what we believe were volatile market conditions. As such we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt recorded for the three and nine months ended June 30, 2012 was $0.2 million and $1.6 million, respectively. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such a fee in the future and ratify the payment of such fees we have already paid. This type of net gain, and corresponding income incentive fee, may occur again in the future.

Net Investment Income

As a result of the $8.6 million increase in total investment income and the $0.2 million gain on extinguishment of debt, as compared to the $3.4 million increase in total expenses, net investment income for the three months ended June 30, 2012 reflected a $5.4 million, or 32.6%, increase compared to the three months ended June 30, 2011.

As a result of the $35.1 million increase in total investment income and the $1.6 million gain on extinguishment of debt, as compared to the $18.2 million increase in total expenses, net investment income for the nine months ended June 30, 2012 reflected a $18.5 million, or 39.4%, increase compared to the nine months ended June 30, 2011.

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

During the nine months ended June 30, 2012, we recorded investment realization events, including the following:

•

In November 2011, we recorded a realized loss in the amount of $18.1 million as a result of a Delaware bankruptcy court judge ruling which confirmed a Chapter 11 plan of reorganization that provided no recovery on our investment in Premier Trailer Leasing, Inc.;

•

In November 2011, we received a cash payment of $20.2 million from IZI Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and we received an additional $1.3 million proceeds from our equity investment, realizing a gain of $0.8 million;

•

In December 2011, we received a cash payment of $23.0 million from ADAPCO, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

•

In January 2012, we received a cash payment of $18.5 million from IOS Acquisitions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2012, we received a cash payment of $2.1 million from O’Currance, Inc. The debt investment was exited below par and we recorded a realized loss in the amount of $10.7 million on this transaction;

•

In February 2012, we received a cash payment of $25.0 million from Ernest Health, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $47.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $24.5 million from Epic Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $48.8 million from Dominion Diagnostics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2012, we received a cash payment of $5.0 million from Genoa Healthcare Holdings, LLC in full satisfaction of all obligations under the senior loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In May 2012, we received a cash payment of $28.9 million from JTC Education, Inc. in full satisfaction of all obligations under the first lien loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In May 2012, we received a cash payment of $6.1 million from Fitness Edge, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•

In June 2012, we received a cash payment of $20.2 million from Caregiver Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction.

During the nine months ended June 30, 2011, we recorded investment realization events, including the following:

•

In October 2010, we received a cash payment of $8.7 million from Goldco, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

•

In December 2010, we received a cash payment of $25.3 million from Boot Barn in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

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

During the three months ended June 30, 2012, we recorded net unrealized appreciation of $0.2 million. This consisted of $0.1 million of net unrealized appreciation on debt investments and $0.1 million of net unrealized appreciation on equity investments. During the three months ended June 30, 2011, we recorded net unrealized appreciation of $18.5 million. This consisted of $14.0 million of net reclassifications to realized losses and $7.1 million of net unrealized appreciation on equity investments, offset by $1.7 million of net unrealized depreciation on debt investments and $0.9 million of net unrealized depreciation on our interest rate swap.

During the nine months ended June 30, 2012, we recorded net unrealized appreciation of $14.1 million. This consisted of $1.9 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses, offset by $15.5 million of net unrealized depreciation on debt investments. During the nine months ended June 30, 2011, we recorded net unrealized appreciation of $34.9 million. This consisted of $24.9 million of net reclassifications to realized losses, $4.0 million of net unrealized appreciation on debt investments and $6.0 million of net unrealized appreciation on equity investments.

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

For the nine months ended June 30, 2012, we experienced a net increase in cash and cash equivalents of $38.1 million. During that period, we used $22.4 million of cash in operating activities, primarily for the funding of $407.9 million of investments and net revolvers, partially offset by $333.3 million of principal payments, PIK payments received and investment sale proceeds received and $65.7 million of net investment income. During the same period, cash provided by financing activities was $60.4 million, primarily consisting of $50.5 million of net borrowings under our credit facilities and $100.7 million of proceeds from the issuance of our common stock, partially offset by $68.7 million of cash dividends paid, $17.9 million of net repurchases of our convertible senior notes and $3.3 million of deferred financing costs paid.

For the nine months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents of $59.2 million. During that period, we used $431.5 million of cash in operating activities, primarily for the funding of $566.8 million of investments and net revolvers, partially offset by $89.0 million of principal payments and PIK payments received and $47.1 million of net investment income. During the same period, cash provided by financing activities was $372.3 million, primarily consisting of $77.0 million of SBA borrowings, $206.8 million of proceeds from the issuance of our common stock and $152.0 million of proceeds from the issuance of our convertible senior notes, partially offset by $53.6 million of cash dividends paid and $9.2 million of deferred financing costs paid.

As of June 30, 2012, we had $105.7 million in cash and cash equivalents, portfolio investments (at fair value) of $1.20 billion, $5.9 million of interest and fees receivable, $150.0 million of SBA debentures payable, $228.5 million of borrowings outstanding under our credit facilities, $115.0 million of convertible senior notes payable and unfunded commitments of $96.0 million.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2012, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Finally, through wholly-owned subsidiaries, we sought and obtained licenses from the SBA to operate SBIC subsidiaries. In this regard, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. (“FSMP IV”), received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. (“FSMP V”), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when it has at least $112.5 million in regulatory capital. As of June 30, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $126.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

As of June 30, 2012, FSMP V had $37.5 million in regulatory capital, but did not yet have any SBA-guaranteed debentures outstanding.

We have received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $225 million more than we would otherwise be able to absent the receipt of this exemptive relief.

Significant capital transactions that occurred since October 1, 2010

The following table reflects the dividend distributions per share that our Board of Directors has declared and we have paid, including shares issued under our DRIP, on our common stock since October 1, 2010:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 30, 2010	January 4, 2011	January 31, 2011	$0.1066	$5.4 million	36,038		$0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.4 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829		0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431		0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487		0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 10, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through June 30, 2012:

Date	Transaction	Shares	Share Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(3)	$5.1 million
February 4, 2011	Public offering(1)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(2)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million

(1)	Includes the underwriters’ full exercise of their over-allotment option
(2)	Includes the underwriters’ partial exercise of their over-allotment option
(3)	Average offering price

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

On November 5, 2010, we amended the Wells Fargo facility to, among other things, provide for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million. On February 28, 2011, we amended the Wells Fargo facility to, among other things, (i) reduce the interest rate to LIBOR plus 3.0% per annum, with no LIBOR floor, (ii) extend the period during which we may make new borrowings under the facility to February 25, 2013 and (iii) extend the maturity date of the facility to February 25, 2014. The facility may be extended for up to two additional years upon the mutual consent of Wells Fargo and each of the lender parties thereto. On November 30, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor. On April 23, 2012, we amended the Wells Fargo facility to, among other things, expand the borrowing capacity under the facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility to $150 million, with an accordion feature which allows for future expansion of the facility up to a total of $250 million. In addition, the period during which we may make and reinvest borrowings under the facility was extended to April 23, 2014 and the maturity date of the facility was extended to April 25, 2016.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2012, we had $26.0 million of borrowings outstanding under the Wells Fargo facility that had a fair value of $26.0 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.120% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, we recorded interest expense of $0.7 million and $2.0 million, respectively, related to the Wells Fargo facility.

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (“ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allowed for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allowed us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allows for potential future expansion of the facility up to a total of $150 million. The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, subject to certain exclusions for, among other things, equity interests in our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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

The ING Credit Agreement and related agreements governing the ING facility required FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.

As of June 30, 2012, we had $151.5 million of borrowings outstanding under the ING facility that had a fair value of $151.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.390% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, we recorded interest expense of $1.3 million and $4.1 million, respectively, related to the ING facility.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2012, we had $51.0 million of borrowings outstanding under the Sumitomo facility that had a fair value of $51.0 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.885% during the nine months ended June 30, 2012. For the three and nine months ended June 30, 2012, we recorded interest expense of $0.3 million and $0.7 million, respectively, related to the Sumitomo facility.

As of June 30, 2012, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.

Interest expense for the three and nine months ended June 30, 2012 was $5.6 million and $16.9 million, respectively. Interest expense for the three and nine months ended June 30, 2011 was $5.0 million and $9.6 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value(1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$592 million	$812 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$619 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	4.85:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$592 million	$812 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	4.85:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	6.67:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments ranked 1, 2 or 3 shall not be less than $175 million	$175 million	$626 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended March 31, 2012. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended June 30, 2012.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2011.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available and drawn are as of June 30, 2012:

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million	$26 million	(1)	$26 million	$—	LIBOR + 2.75%
ING facility	5/27/ 2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/ 2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/ 2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million	230 million		152 million	78 million	LIBOR + 3.00%/3.25%(2)
SBA	2/16/ 2010	Received capital commitment	75 million	0.8 million
	9/21/ 2010	Received capital commitment	150 million	0.8 million	150 million		150 million	—	3.567%(3)
	7/23/2012	Received capital commitment	75 million	0.8 million	75 million		—	75 million	—
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	51 million	(1)	51 million	—	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%).

On April 12, 2011, we issued $152 million of our Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at June 30, 2012 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three and nine months ended June 30, 2012, we recorded interest expense of $1.7 million and $5.4 million, respectively, related to the Convertible Notes.

We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the three and nine months ended June 30, 2012, we repurchased $9.0 million and $20.0 million in principal amount, respectively, of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation.

As of June 30, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $109.4 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2012, our only off-balance sheet arrangements consisted of $96.0 million of unfunded commitments, which was comprised of $87.3 million to provide debt financing to certain of our portfolio companies and $8.7 million related to unfunded limited partnership interests. As of September 30, 2011, our only off-balance sheet arrangements consisted of $108.8 million, which was comprised of $102.7 million to provide debt financing to certain of our portfolio companies and $6.1 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2012 and September 30, 2011 is shown in the table below:

	June 30, 2012	September 30, 2011
Welocalize, Inc.	$10,000	$750
Yeti Acquisition, LLC	7,500	—
Charter Brokerage, LLC	6,471	6,176
Refac Optical Group	5,500	5,500
Rail Acquisition Corp.	5,042	5,446
I Drive Safely, LLC	5,000	—
Traffic Control & Safety Corporation	4,876	3,014
Enhanced Recovery Company, LLC	4,000	4,000
Drugtest, Inc.	4,000	4,000
World 50, Inc.	4,000	—
Phoenix Brands Merger Sub LLC	3,857	3,000
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Cardon Healthcare Network, LLC	3,000	2,000
Tegra Medical, LLC	3,000	1,500
Discovery Practice Management, Inc.	2,600	3,000
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	—
Specialty Bakers, LLC	1,500	2,000
Eagle Hospital Physicians, Inc.	1,400	2,500
Milestone Partners IV, LP (limited partnership interest)	1,343	2,000
Ansira Partners, Inc.	1,190	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
ACON Equity Partners III, LP (limited partnership interest)	986	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
BMC Acquisition, Inc.	900	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
HealthDrive Corporation	750	2,000
RCP Direct, LP (limited partnership interest)	652	—

Baird Capital Partners V, LP (limited partnership interest)	615	701
Riverside Fund IV, LP (limited partnership interest)	402	555
Advanced Pain Management	400	267
Saddleback Fence and Vinyl Products, Inc.	300	400
JTC Education, Inc.	—	14,000
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$95,978	$108,804

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes:

	Debt Outstanding as of September 30, 2011	Debt Outstanding as of June 30, 2012	Weighted average debt outstanding for the nine months ended June 30, 2012	Maximum debt outstanding for the nine months ended June 30, 2012
SBA debentures payable	$150,000	$150,000	$150,000	$150,000
Wells Fargo facility	39,524	26,041	29,651	$48,269
ING facility	133,500	151,500	96,084	$151,500
Sumitomo facility	5,000	51,000	11,183	$51,000
Convertible Notes	135,000	115,000	122,336	$135,000

Total debt	$463,024	$493,541	$409,254	$493,541

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes:

	Payments due by period as of June 30, 2012
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	50,953	5,778	11,556	11,572	22,047
Wells Fargo facility	26,041	—	—	26,041	—
Interest due on Wells Fargo facility	2,982	780	1,560	642	—
ING facility	151,500	—	—	151,500	—
Interest due on ING facility	18,063	4,924	9,848	3,291	—
Sumitomo facility	51,000	—	—	—	51,000
Interest due on Sumitomo facility	7,894	1,270	2,540	2,540	1,544
Convertible senior notes payable	115,000	—	—	115,000	—
Interest due on convertible senior notes	23,218	6,181	12,363	4,674	—

Total	$596,651	$18,933	$37,867	$315,260	$224,591

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008, 2009 and 2010. We did not incur a federal excise tax for calendar year 2011 and do not expect to incur a federal excise tax for calendar year 2012. We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility and Sumitomo facility could, under certain circumstances, restrict Funding and Funding II, respectively, from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2012, we incurred fees that are due to our investment adviser of $11.6 million and $33.6 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Such reimbursement is at cost with no profit to, or markup by, FSC, Inc. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2012, we have incurred expenses that are due to FSC, Inc. of $1.0 million and $3.2 million, respectively, under the administration agreement.

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

Recent Developments

On August 6, 2012, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on October 31, 2012 to stockholders of record on October 15, 2012;

•	$0.0958 per share, payable on November 30, 2012 to stockholders of record on November 15, 2012;

•	$0.0958 per share, payable on December 28, 2012 to stockholders of record on December 14, 2012;

•	$0.0958 per share, payable on January 31, 2013 to stockholders of record on January 15, 2013; and

•	$0.0958 per share, payable on February 28, 2013 to stockholders of record on February 15, 2013.

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

As of June 30, 2012, 68.1% of our debt investment portfolio (at fair value) and 65.6% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2012 and September 30, 2011 was as follows:

	June 30, 2012		September 30, 2011
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$96,203	12.10%	$125,453	16.96%
1% to under 2%	455,180	57.23%	261,878	35.40%
2% to under 3%	111,185	13.98%	168,928	22.83%
3% to under 4%	132,763	16.69%	176,976	23.92%
4% to under 5%	—	0.00%	757	0.10%
5% and over	—	0.00%	5,843	0.79%

Total	$795,331	100.00%	$739,835	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2012, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase(decrease)
100	$1,000	$(2,300)	$(1,300)
200	5,000	(4,600)	400
300	12,400	(6,900)	5,500
400	20,700	(9,100)	11,600
500	28,900	(11,400)	17,500

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2012 and September 30, 2011:

	June 30, 2012		September 30, 2011
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$105,694	$—	$67,644	$—
Prime rate	22,931	74,000	38,890	53,000
LIBOR
30 day	54,440	154,541	51,368	125,024
90 day	717,403	—	654,932	—
Fixed rate	421,489	265,000	418,981	285,000

Total	$1,321,957	$493,541	$1,231,815	$463,024

On August 16, 2010, we entered into an interest rate swap agreement that was scheduled to expire on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of June 30, 2012, we were no longer party to any interest rate swap agreements.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation. In connection with legal claims against us, we believe that those legal claims are frivolous and without merit, and we intend to vigorously defend ourselves against them.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in any sales of unregistered securities during the three months ended June 30, 2012, we issued a total of 41,499 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $0.4 million.

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

Fifth Street Finance Corp.

Date: August 8, 2012	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: August 8, 2012	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Submitted herewith.