Form 10-K
period 2012-09-30
Fifth Street Finance Corp
filed 2012-11-28
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-33901

Fifth Street Finance Corp.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1219283
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY	10606 (Zip Code)
(Address of principal executive office)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(914) 286-6800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Senior Notes due 2024	The NASDAQ Global Select Market The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐        NO  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 30, 2012 is $783,803,611. The registrant had 91,100,170 shares of common stock outstanding as of November 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

As of September 30, 2012, we had originated $1.91 billion of funded debt and equity investments. Our portfolio totaled $1.29 billion at fair value and was comprised of 78 investments, 69 of which were in operating companies and nine of which were in private equity funds. The nine investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2012. The weighted average yield of our debt investments as of September 30, 2012 was approximately 12.0%, which included a cash component of 11.0%.

Our investments generally range in size from $5 million to $75 million and are principally in the form of first lien, second lien and subordinated debt investments, which may also include an equity component. Although our focus could change, we are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. As of September 30, 2012, 80.4% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 33 out of our 78 portfolio companies as of September 30, 2012.

Fifth Street Mezzanine Partners III, L.P., our predecessor fund, commenced operations as a private partnership on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into us. We were formed in late 2007 for the purpose of acquiring Fifth Street Mezzanine Partners III, L.P. and continuing its business as a public entity. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act.

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowings. See “Regulation — Business Development Company Regulations.”

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

In addition, we maintain wholly-owned subsidiaries that are licensed as small business investment companies, or SBICs, and regulated by the Small Business Administration, or the SBA. See “Item 1. Business — Regulation — Small Business Investment Company Regulations.” The SBIC licenses allow us, through our wholly-owned subsidiaries, to issue SBA-guaranteed debentures. We received exemptive relief from the

Securities and Exchange Commission, or SEC, to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2012, we had approximately $1.2 billion in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $1.2 billion, notwithstanding other limitations on our borrowings pursuant to our credit facilities.

The following diagram depicts our organizational structure:

Our principal executive office is located at 10 Bank Street, 12th Floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.

The Investment Adviser

Our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $2.3 billion in small and mid-sized companies, including the investments made by us, since 1998. Mr. Tannenbaum and his respective private investment firms have originated over 100 investment transactions. The other investment funds managed by these private investment firms generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments.

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

The key principals and members of senior management of our investment adviser are Mr. Tannenbaum, our chief executive officer and our investment adviser’s managing partner, Bernard D. Berman, our president, chief compliance officer and secretary and a partner of our investment adviser, Ivelin M. Dimitrov, our chief investment officer and a partner of our investment adviser, Juan E. Alva, a partner of our investment adviser, Casey J. Zmijeski, a partner of our investment adviser and Alexander C. Frank, our chief financial officer and a partner of our investment adviser.

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

•

Employ disciplined underwriting policies and rigorous portfolio management.    Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest alongside private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•

Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash origination fees, low leverage levels and strong investment protections. As of September 30, 2012, the weighted average yield of our debt investments was approximately 12.0%, which includes a cash component of 11.0%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•

Benefit from lower, fixed, long-term cost of capital.    The SBIC licenses held by our wholly-owned SBIC subsidiaries allows them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower cost SBA leverage is a significant part of our capital base, our relative cost of debt capital may be lower than many of our competitors. In addition, SBIC leverage represents a stable, long-term component of our capital structure that should permit the proper matching of duration and cost compared to our portfolio investments.

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

•

Ability to exert meaningful influence.    We primarily target investment opportunities in which we will be the lead/sole investor in our tranche and in which we can add value through active participation in the direction of the company, often through advisory positions.

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

Deal Origination

Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 1,500 of such private equity firms and our investment adviser has active relationships with approximately 240 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.

Our investment adviser reviewed over 800 potential investment transactions with private equity sponsors during the year ended September 30, 2012. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.

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

Investments

We target debt investments that will yield meaningful current income and also provide the opportunity for capital appreciation through our ownership of equity securities in our portfolio companies. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2012, 80.4% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments

We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2012, we had directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

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

•

Unsecured Loans.    Our unsecured investments generally have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include PIK interest and an equity component, such as warrants to purchase common stock in the portfolio company.

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

Private Equity Fund Investments

We make investments in the private equity funds of certain of our equity sponsors. In general, we make these investments where we have a long term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2012, we had investments in nine private equity funds, which represented less than 1% of the fair value of our assets as of such date.

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

Ranking Criteria

In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric ranking scale. The following is a description of the conditions associated with each investment ranking:

•	Investment Ranking 1 is used for investments that are performing above expectations and/or a capital gain is expected.

•

Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain neutral or favorable compared to the potential risk at the time of the original investment. All new loans are initially ranked 2.

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

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the affected portfolio company. While our investment ranking system identifies the relative risk for each investment, the ranking alone does not dictate the scope and/or frequency of any monitoring that we perform. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value as of September 30, 2012:

Investment Ranking	Fair Value (thousands)	% of Portfolio
1	$68,685	5.33%
2	1,212,993	94.17
3	3,193	0.25
4	—	0.00
5	3,237	0.25

Total	$1,288,108	100.00%

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

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

The fair value of all of our investments at September 30, 2012 and September 30, 2011 was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio at fair value for which independent valuation firms provided us with valuation assistance by period were as follows:

For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7%
For the quarter ended June 30, 2009	92.1	%(1)
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not valued by an independent valuation firm during such period

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not valued by an independent valuation firm during such period

We intend to have independent valuation firms provide us with valuation assistance on a portion of our portfolio on a quarterly basis and a substantial portion of our portfolio over the course of each fiscal year.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “Item 1. Business — Investment Advisory Agreement.” Our investment adviser employs a total of 24 investment professionals, including its principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. For a more detailed discussion of the administration agreement, see “Item 1. Business — Administration Agreement.”

Properties

We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606, as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831 and 311 Wacker Drive, Suite 3380, Chicago, IL 60606. We believe that our current office facilities are adequate for our business as we intend to conduct it.

Investment Advisory Agreement

Overview of Our Investment Adviser

Management Services

Our investment adviser, Fifth Street Management LLC, is registered as an investment adviser under the Investment Advisers Act of 1940, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

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

Base Management Fee

The base management fee is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. Our investment adviser permanently waived the portion of the base management fee attributable to cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter beginning March 31, 2010. As a result, our base management fee is calculated at an annual rate of 2% of our gross assets, including any investments made with borrowings, but excluding any cash and cash equivalents (as defined in the notes to our Consolidated Financial Statements) as of the end of each quarter.

Incentive Fee

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

Scenario 1

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

Scenario 2

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

Scenario 3

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

Scenario 1

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

Scenario 2

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

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Scenario 1 above, if we were to be wound up on a date other than its fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on its fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment adviser ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

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

Duration and Termination

The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. On May 2, 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. At a meeting of the Board of Directors held on Jan 17, 2012, the Board of Directors, including a majority of the independent directors, approved the annual continuation of the investment advisory agreement. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

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

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on January 17, 2012, our Board of Directors unanimously voted to approve the investment advisory agreement, as amended. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

We have also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. However, although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC. In the future, we may apply for an exemptive order that would permit us to co-invest with vehicles managed by our investment adviser or its affiliates.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan) involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the United States Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This provides us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $225 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available on our corporate governance webpage at http:/ir.fifthstreetfinance.com/governance.cfm.

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

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Fifth Street Finance Corp. Chief Compliance Officer, 10 Bank Street, 12th Floor, White Plains, NY 10606.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

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

Small Business Investment Company Regulations

Through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. In this regard, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. (“FSMP IV”), received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. (“FSMP V”), received a license, effective May 10, 2012, from the SBA to operate as an SBIC.

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding and FSMP V had $37.5 million in regulatory capital, but did not yet have any SBA-guaranteed debentures outstanding.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Taxation as a Regulated Investment Company

As a business development company, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Item 1A.	Risk Factors

RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose part or all of your investment.

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

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. In this regard, as a result of recent economic conditions and their impact on certain of our portfolio companies, or in accordance with tier pricing provisions in certain loan agreements, we have agreed to modify the payment terms of our investments in 14 of our portfolio companies as of September 30, 2012. Such modified terms may include changes in payment-in-kind interest provisions and/or cash interest rates. These modifications, and any future modifications to our loan agreements as a result of the recent economic conditions or otherwise, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders and have a material adverse effect on our results of operations.

The downgrade of the U.S. credit rating, failure to avoid the “fiscal cliff” and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the fiscal cliff, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Federal Government fails to achieve a plan to avoid the “fiscal cliff,” which refers to certain tax increases and automatic spending cuts that are scheduled to become effective at the end of 2012. Further, Moody’s has warned that it may downgrade the U.S. Federal Government’s rating if the federal debt is not stabilized. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business and Structure

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings will likely have floating rate components from time to time. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2012, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Tannenbaum, our chief executive officer and managing partner of our investment adviser, is the managing partner of Fifth Street Capital LLC, a private investment firm. Additionally, Mr. Berman, our president, chief compliance officer and secretary, Mr. Frank, our chief financial officer, and Mr. Dimitrov, our chief investment officer, are also partners of our investment adviser. Although the other investment funds managed by Fifth Street Capital LLC and its affiliates generally are fully committed and, other than follow-on investments in existing portfolio companies, are no longer making investments, in the future, the principals of our investment adviser may manage other funds which may from time to time have overlapping investment objectives with those of us and accordingly invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this should occur, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected in the event investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Our SBIC subsidiaries’ investment adviser has no prior experience managing SBICs and any failure to comply with SBA regulations, resulting from our SBIC subsidiaries’ investment adviser’s lack of experience or otherwise, could have an adverse effect on our operations.

Through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. received a license, effective February 1, 2010, and on May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. received a license, effective May 10, 2012, from the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly-owned subsidiaries.

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

We may not be able to pay distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

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

We may in the future choose to pay dividends payable partly in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

In previous years, we have identified deficiencies in our internal control over financial reporting from time to time, including significant deficiencies and a material weakness. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We invest primarily in first lien, second lien and subordinated debt issued by small and mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

Our investments in portfolio companies that operate in the healthcare sector represent approximately 20% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

We generally do not and do not expect to control our portfolio companies.

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

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we have made in the past and may make in the future direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, business development companies and SBICs;

•	loss of our business development company or RIC status or the status of our SBIC subsidiaries as SBICs;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

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

Warrant Exercise Price	Net Asset Value Per Share Prior To Exercise	Net Asset Value Per Share After Exercise
10% premium to net asset value per common share	$10.00	$10.20
Net asset value per common share	$10.00	$10.00
10% discount to net asset value per common share	$10.00	$9.80

Although have we chosen to demonstrate the impact on the net asset value per common share of a business development company that would be experienced by existing stockholders of the business development company upon the exercise of a warrant to acquire shares of common stock of the business development company, the results noted above would be similar in connection with the exercise or conversion of other securities exercisable or convertible into shares of the business development company’s common stock. In addition, the example does not take into account the impact of other securities that may be issued in connection with the issuance of exercisable or convertible securities (e.g., the issuance of shares of common stock in conjunction with the issuance of warrants to acquire shares of common stock).

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

Risks Related to Our 2024 Notes

The 2024 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 5.875% senior notes due 2024 (the “2024 Notes”) are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2024 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes. As of September 30, 2012, we had $60.3 million of outstanding borrowings under our Wells Fargo facility, $141.0 million of outstanding borrowings under our ING facility and no borrowings outstanding under our Sumitomo facility.

The 2024 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2024 Notes are obligations exclusively of Fifth Street Finance Corp. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2024 Notes and the 2024 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. A portion of the indebtedness required to be consolidated on our balance sheet is held through our SBIC subsidiaries. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2024 Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more detail on the SBA-guaranteed debentures.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims are effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2012, we had $60.3 million of outstanding borrowings under our Wells Fargo facility, $141.0 million of outstanding borrowings under our ING facility and no borrowings outstanding under our Sumitomo facility.

In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes.

The indenture under which the 2024 Notes are issued contains limited protection for holders of the 2024 Notes.

The indenture under which the 2024 Notes are issued offers limited protection to holders of the 2024 Notes. The terms of the indenture and the 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the 2024 Notes. In particular, the terms of the indenture and the 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2024 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2024 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2024 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2024 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2024 Notes do not protect holders of the 2024 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2024 Notes may have important consequences for holders of the 2024 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes or negatively affecting the trading value of the 2024 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 2024 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2024 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Notes.

An active trading market for the 2024 Notes may not exist, which could limit your ability to sell the 2024 Notes or affect the market price of the 2024 Notes.

The 2024 Notes are listed on the NYSE under the symbol ‘‘FSCE.’’ However, we cannot provide any assurances that an active trading market for the 2024 Notes will exist in the future or that you will be able to sell your 2024 Notes. Even if an active trading market does exist, the 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2024 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2024 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes and substantially decrease the market value of the 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Fargo facility, the ING facility, the Sumitomo facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Fargo facility, the ING facility, or the Sumitomo facility or the required holders of our Convertible Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Fargo facility, the ING facility, the Sumitomo facility, or our Convertible Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Fargo facility, the ING facility, or the Sumitomo facility, could proceed against the collateral securing the debt. Because the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606 as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831 and 311 South Wacker Drive, Suite 3380, Chicago, IL 60606. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations. We believe that our current office facilities are adequate for our business as we intend to conduct it.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock traded on the New York Stock Exchange under the symbol “FSC” until November 28, 2011 when we transferred the listing to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the New York Stock Exchange and NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2011
First quarter	$12.35	$10.94
Second quarter	$13.95	$11.83
Third quarter	$13.45	$11.42
Fourth quarter	$11.84	$8.38
Fiscal year ended September 30, 2012
First quarter	$10.24	$8.60
Second quarter	$10.60	$9.54
Third quarter	$10.00	$8.99
Fourth quarter	$11.01	$9.93

The last reported price for our common stock on November 27, 2012 was $10.69 per share. As of November 27, 2012, we had 73 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2012, we issued a total of 221,098 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our DRIP was approximately $2.2 million.

Distributions

Our dividends, if any, are determined by our Board of Directors. Our dividend policy is based upon the following key principles:

•	Pay dividends consistent with our current and future earnings potential;

•	Set dividend rates that are projected to be stable and grow over time, reflecting confidence in our future financial performance; and

•	Provide clarity that we intend to cover our dividend payout level with net investment income.

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

The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2010:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value

November 30, 2010	January 4, 2011	January 31, 2011	$0.1066	$5.4 million	36,038		$0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	(1)	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431	(1)	0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487	(1)	0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 10, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	—	—		—
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	—	—		—
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	—	—		—
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	—	—		—

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph

The following graph compares the cumulative 51-month total return provided shareholders on Fifth Street Finance Corp’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Kelso Capital Corp., Gladstone Capital Corp., MCG Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on 6/12/2008, the date of our initial public offering, and its relative performance is tracked through 9/30/2012.

*	$100 invested on 6/12/08 in stock or 5/31/08 in index, including reinvestment of dividends.

	June 12, 2008	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10	Jun-10
Fifth Street Finance Corp.	100.00	84.90	85.31	69.97	71.73	95.66	106.87	107.87	119.76	116.79
NYSE Composite	100.00	92.29	80.76	62.21	54.23	64.87	76.35	79.80	83.17	72.73
NASDAQ Financial	100.00	84.72	89.89	61.16	45.80	57.85	71.27	70.11	78.68	68.31
Peer Group	100.00	85.96	97.79	61.85	36.79	59.04	85.19	93.78	120.34	102.39

	Sep-10	Dec-10	Mar-11	Jun-11	Sep-11	Dec-11	Mar-12	Jun-12	Sep-12
Fifth Street Finance Corp (cont.)	119.14	133.42	150.26	133.99	109.89	116.54	122.26	128.82	145.69
NYSE Composite (cont.)	82.31	90.49	96.00	95.65	78.56	87.01	96.10	92.09	98.04
NASDAQ Financial (cont.)	72.83	81.00	84.60	81.12	63.94	71.81	85.56	81.53	86.21
Peer Group (cont.)	122.41	132.94	138.85	128.80	105.59	113.51	126.38	130.29	139.87

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2012, 2011 and 2010 are below.

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Total investment income	$42,531	$41,008	$42,080	$39,497	$37,686	$32,442	$29,701	$25,335	$20,033	$19,407	$17,856	$13,241
Net investment income	22,315	21,910	22,791	20,989	19,989	16,526	16,556	14,056	11,437	12,032	11,206	8,349
Realized and unrealized gain (loss)	4,757	179	(2,735)	(10,805)	(43,733)	4,306	(885)	3,392	(6,062)	(13,920)	(1,731)	1,105
Net increase (decrease) in net assets resulting from operations	27,072	22,089	20,056	10,184	(23,744)	20,832	15,671	17,448	5,375	(1,888)	9,475	9,454
Net assets	903,570	812,071	813,322	715,665	728,627	775,649	711,748	574,920	569,172	568,962	484,397	410,257
Total investment income per common share	$0.51	$0.50	$0.53	$0.55	$0.52	$0.48	$0.48	$0.46	$0.37	$0.42	$0.42	$0.35
Net investment income per common share	0.27	0.27	0.29	0.29	0.28	0.25	0.27	0.26	0.21	0.26	0.26	0.22
Earnings (loss) per common share	0.32	0.27	0.25	0.14	(0.33)	0.31	0.25	0.32	0.10	(0.04)	0.22	0.25
Net asset value per common share at period end	9.92	9.85	9.87	9.89	10.07	10.72	10.68	10.44	10.43	10.43	10.70	10.82

Open Market Stock Repurchase Program

In October 2010, our Board of Directors authorized a stock repurchase program to acquire up to $20 million of our outstanding common stock. Stock repurchases under this program were to be made through the open market at times and in such amounts as our management deemed appropriate. The stock repurchase program expired December 31, 2011 and we did not repurchase any shares of our common stock pursuant to this repurchase program.

In May 2012, our Board of Directors authorized a stock repurchase program to acquire up to $30 million of our outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as our management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by our Board of Directors, the stock repurchase program will expire on May 7, 2013 and may be limited or terminated at any time without prior notice. As of September 30, 2012, we had not repurchased any shares of our common stock pursuant to this repurchase program.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into Fifth Street Finance Corp. The financial information as of and for the fiscal years ended September 30, 2008, 2009, 2010, 2011 and 2012 set forth below was derived from our audited financial statements and related notes for Fifth Street Mezzanine Partners III, L.P. and Fifth Street Finance Corp., respectively.

(dollars in thousands, except per share amounts)	At and for the Year Ended September 30, 2012	At and for the Year Ended September 30, 2011	At and for the Year Ended September 30, 2010	At and for the Year Ended September 30, 2009	At and for the Year Ended September 30, 2008
Statement of Operations data:
Total investment income	$165,116	$125,165	$70,538	$49,828	$33,219
Base management fee, net	23,799	19,656	9,275	5,889	4,258
Incentive fee	22,001	16,782	10,756	7,841	4,118
All other expenses	32,882	23,080	7,483	4,736	4,699
Gain on extinguishment of convertible senior notes	1,571	1,480	—	—	—
Net investment income	88,005	67,127	43,024	31,362	20,144
Unrealized appreciation (depreciation) on interest rate swap	—	773	(773)	—	—
Realized loss on interest rate swap	—	(1,335)	—	—	—
Net unrealized appreciation (depreciation) on investments	55,974	(7,299)	(1,054)	(10,795)	(16,948)
Realized gain (loss) on investments	(64,578)	(29,059)	(18,781)	(14,373)	62
Net increase in partners’ capital/net assets resulting from operations	79,401	30,207	22,416	6,194	3,258
Per share data:
Net asset value per common share at period end	$9.92	$10.07	$10.43	$10.84	$13.02
Market price at period end	10.98	9.32	11.14	10.93	10.05
Net investment income	1.11	1.05	0.95	1.27	1.29
Net realized and unrealized loss on investments and interest rate swap	(0.11)	(0.57)	(0.46)	(1.02)	(1.08)
Net increase in partners’ capital/net assets resulting from operations	1.00	0.47	0.49	0.25	0.21
Dividends paid per share	1.18	1.26	0.96	1.20	0.61
Balance Sheet data at period end:
Total investments at fair value	$1,288,108	$1,119,837	$563,821	$299,611	$273,759
Cash and cash equivalents	74,393	67,644	76,765	113,205	22,906
Other assets	26,501	22,236	11,340	3,071	2,484
Total assets	1,389,002	1,209,717	651,926	415,887	299,149
Total liabilities	485,432	481,090	82,754	5,331	4,813
Total net assets	903,570	728,627	569,172	410,556	294,336
Other data:
Weighted average yield on debt investments(1)	12.0%	12.4%	14.0%	15.7%	16.2%
Number of investments at period end	78	65	38	28	24

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As evidenced by our recent investment activities, we expect to grow the investment portfolio by strategically investing in small and mid-sized companies when and where appropriate. Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. In this regard, because our common stock has at times traded at a price below our then current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

The fair value of all of our investments at September 30, 2012, and September 30, 2011, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms by period were as follows:

For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7%
For the quarter ended June 30, 2009	92.1	%(1)
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not valued by an independent valuation firm during such period

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not valued by an independent valuation firm during such period

As of September 30, 2012 and September 30, 2011, approximately 92.7% and 92.6%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

Revenue Recognition

Interest and Dividend Income

Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions from portfolio companies are recorded as dividend income when the distribution is received.

Fee Income

We receive a variety of fees in the ordinary course of business. Certain fees, such as loan origination fees, if any, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing, advisory and structuring fees, are classified as fee income and recognized as they are earned.

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2012, we had structured $6.6 million in aggregate exit fees across eight portfolio investments upon the future exit of those investments.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $18.4 million and represented 1.4% of the fair value of our portfolio of investments as of September 30, 2012 and $22.7 million or 2.0% as of September 30, 2011. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition

Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk adjusted returns are available.

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2012	September 30, 2011
Cost:
First lien debt	70.06%	77.05%
Second lien debt	10.71	13.97
Subordinated debt	15.92	7.40
Purchased equity	2.72	0.97
Equity grants	0.37	0.53
Limited partnership interests	0.22	0.08

Total	100.00%	100.00%

	September 30, 2012	September 30, 2011
Fair value:
First lien debt	70.06%	78.14%
Second lien debt	10.35	12.80
Subordinated debt	15.95	7.25
Purchased equity	3.00	1.12
Equity grants	0.43	0.60
Limited partnership interests	0.21	0.09

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	September 30, 2012	September 30, 2011
Cost:
Healthcare services	13.32%	19.65%
Diversified support services	8.78%	4.80
Education services	7.81%	2.57
Healthcare equipment	6.53%	6.16
Internet software & services	5.81%	3.79
Oil & gas equipment services	4.75%	7.11
Leisure products	4.38%	1.17
Advertising	4.23%	1.72
Construction and engineering	3.65%	4.23
IT consulting & other services	3.55%	3.74
Pharmaceuticals	3.18%	2.36
Diversified financial services	3.03%	1.15
Apparel, accessories & luxury goods	2.99%	2.68
Electronic equipment & instruments	2.85%	3.01
Specialty stores	2.60%	2.99
Integrated telecommunication services	2.52%	2.25

	September 30, 2012	September 30, 2011
Household products	2.34%	2.70
Leisure facilities	2.34%	3.29
Home improvement retail	2.24%	2.42
Industrial machinery	1.66%	0.90
Environmental & facilities services	1.66%	1.41
Human resources & employment services	1.53%	1.77
Restaurants	1.51%	1.21
Distributors	1.51%	1.61
Air freight and logistics	1.49%	1.56
Food distributors	1.43%	1.80
Research & consulting services	1.09%	0.00
Construction materials	0.55%	0.58
Electronic manufacturing services	0.30%	1.75
Multi-sector holdings	0.21%	0.09
Auto parts & equipment	0.08%	1.63
Building products	0.06%	0.58
Movies & entertainment	0.02%	0.02
Fertilizers & agricultural chemicals	0.00%	2.49
Healthcare technology	0.00%	1.77
Trucking	0.00%	1.48
Data processing & outsourced services	0.00%	1.10
Housewares & specialties	0.00%	0.46
Food retail	0.00%

Total	100.00%	100.00%

Fair value:
Healthcare services	13.58%	20.67%
Diversified support services	8.77	5.02
Education services	7.71	2.69
Healthcare equipment	6.53	6.42
Internet software & services	6.15	3.91
Oil & gas equipment services	4.82	7.38
Leisure products	4.38	1.22
Advertising	4.20	1.80
Construction & engineering	3.88	3.20
IT consulting & other services	3.55	4.42
Pharmaceuticals	3.18	2.46
Diversified financial services	3.05	1.19
Apparel, accessories & luxury goods	2.98	3.00
Electronic equipment & instruments	2.82	3.11
Specialty stores	2.65	3.14
Integrated telecommunication services	2.55	2.36
Leisure facilities	2.36	3.43
Household products	2.32	2.67
Home improvement retail	2.19	2.46
Industrial machinery	1.69	0.97
Human resources & employment services	1.57	1.87
Distributors	1.56	1.69
Restaurants	1.51	1.06
Food distributors	1.43	1.88
Air freight & logistics	1.24	1.54
Research & consulting services	1.10	0.00

	September 30, 2012	September 30, 2011
Environmental & facilities services	0.95	1.78
Construction materials	0.56	0.61
Electronic manufacturing services	0.30	0.77
Multi-sector holdings	0.22	0.11
Auto parts & equipment	0.12	1.70
Building products	0.06	0.43
Movies & entertainment	0.02	0.02
Fertilizers & agricultural chemicals	0.00	2.61
Healthcare technology	0.00	1.87
Data processing & outsourced services	0.00	0.31
Housewares & specialties	0.00	0.23

Total	100.00%	100.00%

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

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value as of September 30, 2012 and September 30, 2011:

Investment Ranking	September 30, 2012				September 30, 2011
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$68,685	5.33%	2.72		$81,335	7.26%	3.16
2	1,212,993	94.17	3.96		1,021,990	91.26	3.87
3	3,193	0.25	NM	(1)	8,660	0.77	NM	(1)
4	—	0.00	—		—	0.00	—
5	3,237	0.25	NM	(1)	7,852	0.71	NM	(1)

Total	$1,288,108	100.00%	3.89		$1,119,837	100.00%	3.82

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2012, we had modified the payment terms of our investments in 14 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of September 30, 2012, we had stopped accruing PIK interest on one investment. As of September 30, 2011, we had stopped accruing cash interest, PIK interest and original issue discount (“OID”) on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011. As of September 30, 2010, we had stopped accruing cash interest, PIK interest and OID on five investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2010.

The percentages of the Company’s portfolio investments at cost and fair value by accrual status for the periods ended September 30, 2012, September 30, 2011 and September 30, 2010 were as follows:

	September 30, 2012				September 30, 2011				September 30, 2010
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,256,265	99.04%	$1,284,872	99.75%	$1,116,762	96.60%	$1,111,986	99.30%	$530,965	89.61%	$531,701	94.30%
PIK non-accrual	12,224	0.96%	3,236	0.25	—	0.00	—	0.00	—	0.00	—	0.00
Cash non-accrual(1)	—	0.00	—	0.00	39,320	3.40	7,851	0.70	61,532	10.39	32,120	5.70

Total	$1,268,489	100.00%	$1,288,108	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$592,497	100.00%	$563,821	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of the Company’s portfolio investments as of September 30, 2012, September 30, 2011, and September 30, 2010 was as follows:

	September 30, 2012	September 30, 2011	September 30, 2010
Coll Materials Group LLC (formerly Nicos Polymers & Grinding, Inc.)	PIK non-accrual	—	Cash non-accrual
Lighting by Gregory, LLC(1)	—	Cash non-accrual	Cash non-accrual
MK Network, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited(1)	—	Cash non-accrual	—
Vanguard Vinyl, Inc.(1)	—	—	Cash non-accrual

(1)	We no longer hold this investment as of September 30, 2012. See “— Discussion and Analysis of Results and Operations — Comparison of the years ended September 30, 2012 and September 30, 2011 — Realized Gain (Loss) on Investments and Interest Rate Swaps” for a discussion of our recent realization events.

Income non-accrual amounts for the years ended September 30, 2012, September 30, 2011 and September 30, 2010 were as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Cash interest income	$3,068	$5,815	$5,804
PIK interest income	4,198	851	1,903
OID income	96	105	329

Total	$7,362	$6,771	$8,036

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

Comparison of Years ended September 30, 2012 and September 30, 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments.

Total investment income for the years ended September 30, 2012 and September 30, 2011 was $165.1 million and $125.2 million, respectively. For the year ended September 30, 2012, this amount primarily consisted of $133.2 million of interest income from portfolio investments (which included $13.8 million of PIK interest) and $31.7 million of fee income. For the year ended September 30, 2011, this amount primarily consisted of $108.3 million of interest income from portfolio investments (which included $13.7 million of PIK interest) and $16.7 million of fee income.

The increase in our total investment income for the year ended September 30, 2012 as compared to the year ended September 30, 2011 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of eight debt investments in our portfolio and fees related to debt payoffs, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield of our debt investments from 12.4% to 12.0% during the year-over-year period.

Expenses

Expenses for the years ended September 30, 2012 and September 30, 2011 were $78.7 million and $59.5 million, respectively. Expenses increased for the year ended September 30, 2012 as compared to the year ended September 30, 2011 by $19.2 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 15.0% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 31.1% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 70.2% increase in weighted average debt outstanding for the year-over-year period.

Gain on Extinguishment of Convertible Senior Notes

During the years ended September 30, 2012 and September 30, 2011, we repurchased $20.0 million and $17.0 million in principal amount, respectively, of our unsecured convertible senior notes (“Convertible Notes”) in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million and $15.1 million in 2012 and 2011, respectively, because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the years ended September 30, 2012 and September 30, 2011 was $1.6 million and $1.5 million, respectively. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future.

Net Investment Income

As a result of the $39.9 million increase in total investment income and the $0.1 million increase in the gain on extinguishment of debt, as compared to the $19.2 million increase in total expenses, net investment income for the year ended September 30, 2012 reflected a $20.9 million, or 31.1%, increase compared to the year ended September 30, 2011.

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

During the year ended September 30, 2012, we recorded investment realization events, including the following:

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

•

In July 2012, we received a cash payment of $1.0 million from Best Vinyl Fence & Deck, LLC. The Term Loan B debt investment was exited below par and we recorded a realized loss in the amount of $3.3 million on this transaction;

•

In July 2012, we received a cash payment of $8.7 million from Pacific Architects & Engineers, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In August 2012, we restructured our investment in Traffic Control & Safety Corp. As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the successor entity, Statewide Holdings, Inc., and recorded a realized loss in the amount of $10.9 million on this transaction;

•

In August 2012, we received a cash payment of $18.0 million from Stackpole Powertrain International ULC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In September 2012, we received a cash payment of $0.1 million in connection with the exit of our investment in Lighting by Gregory, LLC. The investment was exited below par and we recorded a realized loss in the amount of $5.3 million on this transaction;

•

In September 2012, we received total consideration of $0.6 million in connection with the exit of our investment in Repechage Investments Limited. The investment was exited below par and we recorded a realized loss in the amount of $3.6 million on this transaction; and

•

In September 2012, we received total consideration of $1.8 million in connection with the sale of our Rail Acquisition Corp. term loan investment. The debt investment was exited below par and we recorded a realized loss in the amount of $13.9 million on this transaction. The proceeds related to this sale had not yet been received as of September 30, 2012 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities.

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

•	In November 2010, we restructured our investment in Vanguard Vinyl, Inc. The restructuring resulted in a realized loss in the amount of $1.7 million;

•	In December 2010, we restructured our investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a realized loss in the amount of $3.9 million;

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

•	In December 2010, we restructured our investment in Lighting by Gregory, LLC. The restructuring resulted in a realized loss in the amount of $7.8 million;

•

In March 2011, we received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a realized loss in the amount of $0.3 million;

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

During the year ended September 30, 2012, we recorded net unrealized appreciation of $56.0 million. This consisted of $66.6 million of net reclassifications of net unrealized depreciation to realized losses on our investments (resulting in unrealized appreciation) and $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments. During the year ended September 30, 2011, we recorded net unrealized depreciation of $6.5 million. This consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications of net unrealized depreciation to realized losses on our investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments.

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

The increase in our total investment income for the year ended September 30, 2011 as compared to the year ended September 30, 2010 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 21 debt investments in our portfolio, partially offset by scheduled amortization repayments received and other debt payoffs and a decrease in the weighted average yield of our debt investments from 14.0% to 12.4% during the year-over-year period.

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

Gain on Extinguishment of Convertible Senior Notes

During the year ended September 30, 2011, we repurchased $17.0 million in principal amount of our Convertible Notes in the open market and surrendered them to the Trustee for cancellation. The aggregate purchase price of these Convertible Notes was $15.1 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded was $1.5 million.

Net Investment Income

As a result of the $54.6 million increase in total investment income and the $1.5 million gain on extinguishment of debt, as compared to the $32.0 million increase in total expenses, net investment income for the year ended September 30, 2011 reflected a $24.1 million, or 56.0%, increase compared to the year ended September 30, 2010.

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

•	In November 2010, we restructured our investment in Vanguard Vinyl, Inc. The restructuring resulted in a realized loss in the amount of $1.7 million;

•	In December 2010, we restructured our investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a realized loss in the amount of $3.9 million;

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

•	In December 2010, we restructured our investment in Lighting by Gregory, LLC. The restructuring resulted in a realized loss in the amount of $7.8 million;

•

In March 2011, we received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a realized loss in the amount of $0.3 million;

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

During the year ended September 30, 2010, we recorded investment realization events, including the following:

•

In October 2009, we received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of our loan agreement with American Hardwoods Industries, LLC. We recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment;

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

•

In September 2010, we restructured our investment in Rail Acquisition Corp. Although the full amount owed under the loan agreement remained intact, the restructuring resulted in a realized loss in the amount of $2.6 million;

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

Net Unrealized Appreciation (Depreciation) on Investments and Interest Rate Swap

During the year ended September 30, 2011, we recorded net unrealized depreciation of $6.5 million. This consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications of net unrealized depreciation to realized losses on our investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments. During the year ended September 30, 2010, we recorded net unrealized depreciation of $1.8 million. This consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of reclassifications of net unrealized depreciation to realized losses on our investments (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investments.

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

For the year ended September 30, 2012, we experienced a net increase in cash and cash equivalents of $6.7 million. During that period, we used $90.2 million of cash in operating activities, primarily for the funding of $530.9 million of investments and net revolvers, partially offset by $376.5 million of principal and PIK payments received and $88.0 million of net investment income. During the same period, cash provided by financing activities was $97.0 million, primarily consisting of $188.7 million of proceeds from issuances of our common stock and $23.2 million of net borrowings under our credit facilities, partially offset by $91.9 million of cash dividends paid, $17.9 million of net repurchases of our Convertible Notes, $1.1 million of offering costs paid and $4.0 million of deferred financing costs paid.

For the year ended September 30, 2011, we experienced a net decrease in cash and cash equivalents of $9.1 million. During that period, we used $517.9 million of cash in operating activities, primarily for the funding of $703.5 million of investments and net revolvers, partially offset by $120.4 million of principal and PIK payments received and $67.1 million of net investment income. During the same period, cash provided by financing activities was $508.8 million, primarily consisting of $206.8 million of proceeds from issuances of our common stock, $77.0 million of SBA borrowings, $136.9 million of proceeds from the issuance of our convertible senior notes (net of repurchases) and $178.0 million of net borrowings under our credit facilities, partially offset by $76.7 million of cash dividends paid, $0.8 million of offering costs paid and $12.4 million of deferred financing costs paid.

As of September 30, 2012, we had $74.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.29 billion, $7.7 million of interest and fees receivable, $150.0 million of SBA debentures payable, $201.3 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable and unfunded commitments of $102.5 million.

As of September 30, 2011, we had $67.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.12 billion, $6.8 million of interest and fees receivable, $150.0 million of SBA debentures payable, $178.0 million of borrowings outstanding under our credit facilities, $135.0 million of Convertible Notes payable and unfunded commitments of $108.8 million.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2012, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Finally, through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. In this regard, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. (“FSMP IV”), received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. (“FSMP V”), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $131.7 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

As of September 30, 2012, FSMP V had $37.5 million in regulatory capital, but did not yet have any SBA-guaranteed debentures outstanding.

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

Significant Capital Transactions That Have Occurred Since October 1, 2010

The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2010:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 30, 2010	January 4, 2011	January 31, 2011	$0.1066	$5.4 million	36,038		$0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	(1)	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431	(1)	0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487	(1)	0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 10, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	—	—		—
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	—	—		—
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	—	—		—
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	—	—		—

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through September 30, 2012:

Date	Transaction	Shares	Share Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Public offering(2)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(3)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million
September 14, 2012	Public offering(3)	8,451,486	10.79		91.2 million

(1)	Average offering price
(2)	Includes the underwriters’ full exercise of their over-allotment option
(3)	Includes the underwriters’ partial exercise of their over-allotment option

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2012, we had $60.3 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $60.3 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.107% for the year ended September 30, 2012. For the years ended September 30, 2012, 2011 and 2010 we recorded interest expense of $2.8 million, $2.4 million and $1.1 million, respectively related to the Wells Fargo facility.

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

On February 29, 2012, we amended the ING facility to, among other things, (i) extend the period during which we may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016, and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

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

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of September 30, 2012, we had $141.0 million of borrowings outstanding under the ING facility, which had a fair value of $141.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.387% for the year ended September 30, 2012. For the years ended September 30, 2012, 2011 and 2010, we recorded interest expense of $5.7 million, $3.3 million and $0.4 million, respectively, related to the ING facility.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum with no LIBOR floor, permits us to make new borrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2012, we had no borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.680% for the year ended September 30, 2012. For the year ended September 30, 2012, we recorded interest expense of $1.2 million related to the Sumitomo facility.

As of September 30, 2012, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.

Interest expense for the years ended September 30, 2012, 2011 and 2010 was $23.2 million, $15.1 million and $1.9 million, respectively.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$592 million	$812 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$612 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.36:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 55% of total assets; and (b) $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 22, 2011	$646 million	$812 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.25:1	2.25:1	3.36:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	5.80:1
	Eligible portfolio investments test	Aggregate value of (a) Cash and cash equivalents and (b) Portfolio investments rated 1, 2 or 3 shall not be less than $175 million	$175 million	$726 million

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2012. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2012.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations.”

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available are as of September 30, 2012.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million	$87 million	(1)	$60 million	$27 million	LIBOR + 2.75%
ING facility	5/27/ 2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/ 2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/ 2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25% (2)
	2/29/2012	Amended credit facility	230 million	1.5 million	230 million		141 million	89 million	LIBOR + 3.00%/3.25% (2)
SBA	2/16/ 2010	Received capital commitment	75 million	0.8 million
	9/21/ 2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		150 million	75 million	3.567%(3)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	68 million	(1)	—	68 million	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%).

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at September 30, 2012 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the years ended September 30, 2012 and 2011, we recorded interest expense of $7.1 million and $4.1 million, respectively, related to the Convertible Notes.

We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. During the year ended September 30, 2012, we repurchased $20.0 million in principal amount of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. During the year ended September 30, 2011, we repurchased $17.0 million in principal amount for an aggregate purchase price of $15.1 million.

As of September 30, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $115.9 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2012, our only off-balance sheet arrangements consisted of $102.5 million of unfunded commitments, which was comprised of $94.3 million to provide debt financing to certain of our portfolio companies and $8.2 million related to unfunded limited partnership interests. As of September 30, 2011, our only off-balance sheet arrangements consisted of $108.8 million, which was comprised of $102.7 million to provide debt financing to certain of our portfolio companies and $6.1 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2012 and September 30, 2011 is shown in the table below:

	September 30, 2012	September 30, 2011
Welocalize, Inc.	$10,000	$750
Yeti Acquisition, LLC	7,500	—
Charter Brokerage, LLC	7,353	6,176
Rail Acquisition Corp.	6,165	5,446
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	—
InvestRx Corporation	5,000	—
Statewide Holdings, Inc. (Traffic Control & Safety Corp.)	5,000	3,014
Phoenix Brands Merger Sub LLC	4,071	3,000
Enhanced Recovery Company, LLC	4,000	4,000
Drugtest, Inc.	4,000	4,000
World 50, Inc.	4,000	—
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Cardon Healthcare Network, LLC	3,000	2,000
Discovery Practice Management, Inc.	2,600	3,000
Olson + Co., Inc.	2,105	—
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	—
Tegra Medical, LLC	1,500	1,500
Eagle Hospital Physicians, Inc.	1,400	2,500
Milestone Partners IV, LP (limited partnership interest)	1,343	2,000
Ansira Partners, Inc.	1,190	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
BMC Acquisition, Inc.	900	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
ACON Equity Partners III, LP (limited partnership interest)	753	—
Specialty Bakers, LLC	750	2,000
HealthDrive Corporation	750	2,000
RCP Direct, LP (limited partnership interest)	615	—
Baird Capital Partners V, LP (limited partnership interest)	513	701
Advanced Pain Management	400	267
Riverside Fund IV, LP (limited partnership interest)	323	555
Saddleback Fence and Vinyl Products, Inc.	100	400
JTC Education, Inc.	—	14,000
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$102,525	$108,804

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes:

	Debt Outstanding as of September 30, 2011	Debt Outstanding as of September 30, 2012	Weighted average debt outstanding for the year ended September 30, 2012	Maximum debt outstanding for the year ended September 30, 2012
SBA debentures payable	$150,000	$150,000	$150,000	$150,000
Wells Fargo facility	39,524	60,251	31,118	$65,251
ING facility	133,500	141,000	100,030	$156,500
Sumitomo facility	5,000	—	19,727	$59,000
Convertible senior notes payable	135,000	115,000	120,492	$135,000

Total debt	$463,024	$466,251	$421,367	$498,100

The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes:

	Payments due by period as of September 30, 2012
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$150,000	$—	$—	$—	$150,000
Interest due on SBA debentures	48,040	5,778	11,556	11,572	19,134
Wells Fargo facility	60,251	—	—	60,251	—
Interest due on Wells Fargo facility	6,376	1,786	3,572	1,018	—
ING facility	141,000	—	—	141,000	—
Interest due on ING facility	15,656	4,583	9,165	1,908	—
Sumitomo facility	—	—	—	—	—
Interest due on Sumitomo facility	—	—	—	—	—
Convertible senior notes payable	115,000	—	—	115,000	—
Interest due on convertible senior notes	21,660	6,181	12,363	3,116	—

Total	$557,983	$18,328	$36,656	$333,865	$169,134

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2008, 2009 and 2010. We did not incur a federal excise tax for calendar year 2011 and do not expect to incur a federal excise tax for the calendar year 2012. We may incur a federal excise tax in future years.

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

Related Party Transactions

We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment

Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up”

feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2012, 2011 and 2010, we incurred fees of $45.8 million, $36.5 million and $20.0 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2012, 2011 and 2010, we have incurred expenses of $3.9 million, $2.9 million and $2.0 million, respectively, under the administration agreement.

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

Recent Developments

On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% senior unsecured notes due 2024 (“the 2024 Notes”) for net proceeds of approximately $72.8 million after deducting investment underwriting commissions of $2.2 million. Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per year, beginning January 30, 2013. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. On November 1, 2012, we listed the 2024 Notes on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share. The 2024 Notes were assigned an investment grade (BBB-) counterparty credit rating from Fitch Ratings and Standard & Poor’s.

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

As of September 30, 2012, 70.1% of our debt investment portfolio (at fair value) and 69.5% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2012 and September 30, 2011 was as follows:

	September 30, 2012		September 30, 2011
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$72,609	8.35%	$125,453	16.96%
1% to under 2%	554,315	63.72	261,878	35.40
2% to under 3%	111,262	12.79	168,928	22.83
3% to under 4%	131,686	15.14	176,976	23.92
4% to under 5%	—	0.00	757	0.10
5% and over	—	0.00	5,843	0.79

Total	$869,872	100.00%	$739,835	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2012, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
100	$700	$(2,000)	$(1,300)
200	4,800	(4,000)	800
300	12,600	(6,000)	6,600
400	21,300	(8,100)	13,200
500	30,000	(10,100)	19,900

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2012 and September 30, 2011:

	September 30, 2012		September 30, 2011
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$74,393	$—	$67,644	$—
Prime rate	6,832	60,000	38,890	53,000
LIBOR
30 day	32,753	141,251	51,368	125,024
90 day	822,867	—	654,932	—
Fixed rate	377,522	265,000	418,981	285,000

Total	$1,314,367	$466,251	$1,231,815	$463,024

On August 16, 2010, we entered into an interest rate swap agreement that was scheduled to expire on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of September 30, 2012, we were no longer party to any interest rate swap agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Finance Corp. and its subsidiaries (“the Company”) at September 30, 2012 and September 30, 2011, and the results of their operations, the changes in net assets and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the annual report to stockholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2012 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

November 28, 2012

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share amounts)

	September 30, 2012	September 30, 2011
ASSETS
Investments at fair value:
Control investments (cost September 30, 2012: $58,557; cost September 30, 2011: $13,726)	$53,240	$14,500
Affiliate investments (cost September 30, 2012: $29,496; cost September 30, 2011: $34,182)	31,187	25,897
Non-control/Non-affiliate investments (cost September 30, 2012: $1,180,436; cost September 30, 2011: $1,108,174)	1,203,681	1,079,440

Total investments at fair value (cost September 30, 2012: $1,268,489; cost September 30, 2011: $1,156,082)	1,288,108	1,119,837
Cash and cash equivalents	74,393	67,644
Interest and fees receivable	7,652	6,752
Due from portfolio company	3,292	552
Receivables from unsettled transactions	1,750	—
Deferred financing costs	13,751	14,668
Other assets	56	264

Total assets	$1,389,002	$1,209,717

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable, accrued expenses and other liabilities	$978	$1,175
Base management fee payable	6,573	5,710
Incentive fee payable	5,579	4,997
Due to FSC, Inc.	1,630	1,480
Interest payable	4,219	4,669
Payments received in advance from portfolio companies	40	35
Offering costs payable	162	—
Credit facilities payable	201,251	178,024
SBA debentures payable	150,000	150,000
Convertible senior notes payable	115,000	135,000

Total liabilities	485,432	481,090

Net assets:
Common stock, $0.01 par value, 150,000 shares authorized, 91,048 and 72,376 shares issued and outstanding at September 30, 2012 and September 30, 2011	910	724
Additional paid-in-capital	1,019,053	829,620
Net unrealized appreciation (depreciation) on investments and interest rate swap	19,998	(35,976)
Net realized loss on investments and interest rate swap	(128,062)	(63,485)
Accumulated overdistributed net investment income	(8,329)	(2,256)

Total net assets (equivalent to $9.92 and $10.07 per common share at September 30, 2012 and September 30, 2011) (Note 12)	903,570	728,627

Total liabilities and net assets	$1,389,002	$1,209,717

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Interest income:
Control investments	$927	$89	$183
Affiliate investments	2,804	4,265	7,619
Non-control/Non-affiliate investments	115,625	90,224	46,090
Interest on cash and cash equivalents	34	19	237

Total interest income	119,390	94,597	54,129

PIK interest income:
Control investments	309	347	—
Affiliate investments	916	989	1,227
Non-control/Non-affiliate investments	12,570	12,339	8,777

Total PIK interest income	13,795	13,675	10,004

Fee income:
Control investments	1,285	127	—
Affiliate investments	642	667	1,433
Non-control/Non-affiliate investments	29,779	15,888	4,538

Total fee income	31,706	16,682	5,971

Dividend and other income:
Non-control/Non-affiliate investments	225	211	434

Total dividend and other income	225	211	434

Total investment income	165,116	125,165	70,538

Expenses:
Base management fee	23,799	19,656	10,002
Incentive fee	22,001	16,782	10,756
Professional fees	2,890	2,709	1,349
Board of Directors fees	551	452	278
Interest expense	23,245	15,137	1,929
Administrator expense	2,425	1,699	1,322
General and administrative expenses	3,771	3,083	2,605

Total expenses	78,682	59,518	28,241
Base management fee waived	—	—	(727)

Net expenses	78,682	59,518	27,514

Gain on extinguishment of convertible senior notes	1,571	1,480	—

Net investment income	88,005	67,127	43,024
Unrealized appreciation (depreciation) on interest rate swap	—	773	(773)
Realized loss on interest rate swap	—	(1,335)	—
Unrealized appreciation (depreciation) on investments:
Control investments	(6,096)	9,437	(2,141)
Affiliate investments	12,944	(5,374)	3,294
Non-control/Non-affiliate investments	49,126	(11,362)	(2,207)

Net unrealized appreciation (depreciation) on investments	55,974	(7,299)	(1,054)

Realized loss on investments:
Control investments	(5,316)	(7,806)	—
Affiliate investments	(10,620)	(14,146)	(6,937)
Non-control/Non-affiliate investments	(48,642)	(7,107)	(11,844)

Net realized loss on investments	(64,578)	(29,059)	(18,781)

Net increase in net assets resulting from operations	$79,401	$30,207	$22,416

Net investment income per common share — basic	$1.11	$1.05	$0.95
Earnings per common share — basic	$1.00	$0.47	$0.49
Weighted average common shares outstanding — basic	79,570	64,057	45,441
Net investment income per common share — diluted	$1.07	$1.01	$0.95
Earnings per common share — diluted	$0.97	$0.47	$0.49
Weighted average common shares outstanding — diluted	87,719	68,716	45,441

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Operations:
Net investment income	$88,005	$67,127	$43,024
Net unrealized appreciation (depreciation) on investments and interest rate swap	55,974	(6,526)	(1,827)
Net realized loss on investments and interest rate swap	(64,578)	(30,394)	(18,781)

Net increase in net assets resulting from operations	79,401	30,207	22,416

Stockholder transactions:
Distributions to stockholders	(94,078)	(80,790)	(43,737)

Net decrease in net assets from stockholder transactions	(94,078)	(80,790)	(43,737)

Capital share transactions:
Issuance of common stock, net	187,408	205,947	178,018
Issuance of common stock under dividend reinvestment plan	2,212	4,091	1,919

Net increase in net assets from capital share transactions	189,620	210,038	179,937

Total increase in net assets	174,943	159,455	158,616
Net assets at beginning of period	728,627	569,172	410,556

Net assets at end of period	$903,570	$728,627	$569,172

Net asset value per common share	$9.92	$10.07	$10.43

Common shares outstanding at end of period	91,048	72,376	54,550

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands, except per share amounts)

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$79,401	$30,207	$22,416
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Gain on extinguishment of convertible senior notes	(1,571)	(1,480)	—
Net unrealized (appreciation) depreciation on investments and interest rate swap	(55,974)	6,526	1,827
Net realized losses on investments and interest rate swap	64,578	30,394	18,780
PIK interest income	(13,795)	(13,675)	(10,004)
Recognition of fee income	(31,706)	(16,681)	(5,971)
Accretion of original issue discount on investments	(1,497)	(2,063)	(893)
Amortization of deferred financing costs	4,456	2,747	798
Changes in operating assets and liabilities:
Fee income received	24,841	21,890	11,882
Increase in interest and fees receivable	(1,204)	(1,715)	(947)
(Increase) decrease in due from portfolio company	(2,740)	(449)	51
Increase in receivables from unsettled transactions	(1,750)	—	—
(Increase) decrease in other assets	207	358	(1,906)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(196)	629	(176)
Increase in base management fee payable	863	2,834	1,324
Increase in incentive fee payable	582	2,138	915
Increase in due to FSC, Inc.	150	397	379
Increase (decrease) in interest payable	(450)	4,386	283
Increase (decrease) in payments received in advance from portfolio companies	5	(1,296)	1,140
Purchases of investments and net revolver activity, net of syndications	(530,866)	(703,461)	(315,777)
Principal payments received on investments (scheduled payments)	42,625	31,718	12,026
Principal payments received on investments (payoffs)	316,978	78,635	22,768
PIK interest income received in cash	5,477	9,988	1,619
Proceeds from the sale of investments	11,370	50	306

Net cash used in operating activities	(90,216)	(517,923)	(239,160)

Cash flows from financing activities:
Dividends paid in cash	(91,866)	(76,699)	(41,818)
Borrowings under SBA debentures payable	—	77,000	73,000
Borrowings under credit facilities	580,897	658,500	43,000
Repayments of borrowings under credit facilities	(557,669)	(480,476)	(43,000)
Proceeds from the issuance of convertible senior notes	—	152,000	—
Repurchases of convertible senior notes	(17,939)	(15,070)	—
Proceeds from the issuance of common stock	188,700	206,788	179,125
Deferred financing costs paid	(4,029)	(12,400)	(6,264)
Offering costs paid	(1,129)	(841)	(1,323)

Net cash provided by financing activities	96,965	508,802	202,720

Net increase (decrease) in cash and cash equivalents	6,749	(9,121)	(36,440)
Cash and cash equivalents, beginning of period	67,644	76,765	113,205

Cash and cash equivalents, end of period	$74,393	$67,644	$76,765

Supplemental information:
Cash paid for interest	$20,775	$7,553	$848
Non-cash operating activities:
Non-cash exchange of investments	$38,437	$—	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,212	$4,091	$1,919

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Coll Materials Group LLC (9)(13)	Environmental & facilities services
Second Lien Term Loan A, 12% cash due 11/1/2014		$7,372	$7,096	$1,238
Second Lien Term Loan B, 14% PIK due 11/1/2014		2,040	2,000	1,999
50% Membership interest in CD Holdco, LLC			3,127	—

			12,223	3,237
Statewide Holdings, Inc. (10)	Construction and Engineering
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015		15,000	14,981	15,023
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2015		14,059	14,042	14,068
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015 (11)			(6)	—
LC Facility, 8.5% cash due 8/10/2015 (11)			(6)	—
746,114 Series A Preferred Units			12,007	14,377
746,114 Common Stock Units			5,316	6,535

			46,334	50,003

Total Control Investments (5.9% of net assets)			$58,557	$53,240

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$2,924

			1,080	2,924
Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,293	4,290	4,268
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		24,134	24,126	23,995
4,668,788 shares of Preferred Stock			—	—

			28,416	28,263

Total Affiliate Investments (3.5% of net assets)			$29,496	$31,187

Non-Control/Non-Affiliate Investments (7)
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			$216	$—
191,977 Shares A Shares			192	—

			408	—
Fitness Edge, LLC	Leisure Facilities
1,000 Common Units (6)			43	200

			43	200
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		$10,489	10,430	10,577
33,786 shares of Common Stock			345	568

			10,775	11,145
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Revolver, 7.85% cash due 9/1/2013		3,835	3,835	3,835

			3,835	3,835
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,020	6,951	7,200

			6,951	7,200
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,601	4,511	4,697
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,387	10,357	10,473
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,247	1,268

			16,115	16,438
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,283	19,115	20,153

			19,115	20,153

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,394

			598	1,394
Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,845	12,700	12,738
First Lien Term Loan B, 12% cash due 9/10/2014		6,226	6,203	3,193

			18,903	15,931
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (14)			240	240

			240	240
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(14)			677	677

			677	677
Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		19,581	19,402	19,604
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,190	22,997	23,052
First Lien Term Loan C, 30% PIK due 12/31/2014		1,111	1,111	1,083
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,465	2,483

			45,975	46,222
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (12)(14)			—	—

			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		9,467	9,362	9,659
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,282	9,181	9,464
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (11)			(21)	—

			18,522	19,123
NDSSI Holdings, LLC (9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,774	21,809
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,231	8,231	8,281
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,487	3,504
2,000 Series D Preferred Units			2,671	2,671

			36,163	36,265
Eagle Hospital Physicians, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,890	24,184
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,068	1,060

			24,958	25,244
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		10,764	10,597	10,804
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,935	11,098
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (11)			(53)	—

			21,479	21,902
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,301	4,103	4,277
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,826	10,888
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		3,250	3,187	3,236

			18,116	18,401
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,553	20,297	21,037
First Lien Term Loan B, LIBOR+9% (2% floor) 1.25% PIK due 11/19/2015		24,048	23,755	24,669
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015 (11)			(155)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	6,278

			47,290	51,984

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		8,008	7,854	8,039
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,964	16,108	17,818
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,420	1,513
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	878
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	—

			27,882	28,248
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest(14)			66	66

			66	66
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,271	7,177	7,402
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015 (11)			(4)	—

			7,173	7,402
Drugtest, Inc. (formerly DISA, Inc.)	Human resources & employment services
First Lien Term Loan A LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,215	11,066	11,445
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,524	8,424	8,751
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (11)			(49)	—

			19,441	20,196
Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2012		100	100	102

			748	750
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		13,653	13,419	13,654
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (11)			(28)	—

			13,391	13,654
Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,395	10,239	10,601
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,719	21,521	22,016
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (11)			(37)	—
65,903 Class A Units (6)			250	456

			31,973	33,073
U.S. Retirement Partners, Inc.
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016	Diversified financial services	32,350	31,991	32,767

			31,991	32,767
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,804	6,671	6,803
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,194	20,821	20,630
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,357	2,245	2,447

			29,737	29,880
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,885	9,772	9,871

			9,772	9,871
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,748	34,111	35,280

			34,111	35,280
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,563	24,121	24,859

			24,121	24,859

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		12,431	12,191	12,530
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,322	19,939	20,565
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (11)			(96)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	1,011

			33,034	34,106
Securus Technologies, Inc. (9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,119	22,952

			22,119	22,952
Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,880	8,803	8,939

			8,803	8,939
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		14,906	14,779	14,969
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,722	11,626	11,919
First Lien Term Loan C, 18% PIK due 6/30/2016		3,254	3,232	3,271
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (11)			(29)	—

			29,608	30,159
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (14)			487	487

			487	487
Charter Brokerage, LLC (9)	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		16,150	16,019	16,408
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,246	10,171	10,399
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016 (11)			(55)	—

			26,135	26,807
Stackpole Powertrain International ULC (14)	Auto parts & equipment
1,000 Common Units			1,000	1,550

			1,000	1,550
Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,417	6,350	6,451
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,441	6,380	6,602
Senior Revolver, LIBOR+7% cash due 8/8/2016		400	370	452

			13,100	13,505
CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,746	10,654	10,750
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,807	3,780	3,916

			14,434	14,666
Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,385	5,291	5,386

			5,291	5,386
Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (14)			657	657

			657	657
Insight Pharmaceuticals	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,900	9,839	9,901
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,363	17,502

			27,202	27,403
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		27,049	26,824	27,407
300,700.98 Class A Units (6)			301	247

			27,125	27,654

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(14)			385	385

			385	385
The MedTech Group, Inc.	Healthcare equipment	12,805	12,713	13,003

Senior Term Loan, LIBOR+5.5% (1.5% floor)cash due 9/7/2016			12,713	13,003

Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,133	10,027	10,290
225 Class A Preferred Units			225	241
2,500 Class A Common Units			25	74

			10,277	10,605
CPASS Acquisition Company	Internet software & services
Senior Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,856	4,772	4,969
Senior Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (11)			(16)	—

			4,756	4,969
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,712	12,606	12,926
500,000 Preferred units			475	516
500,000 Class A Common Units			25	155

			13,106	13,597
SolutionSet, Inc. (9)	Advertising
Senior Term Loan, LIBOR+6% (1% floor) cash due 12/21/2016		8,522	8,441	8,561

			8,441	8,561
Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,231	20,059	20,882

			20,059	20,882
ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest (14)			247	247

			247	247
Blue Coat Systems, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 2/15/2018		14,906	14,770	15,060
Second Lien Term Loan, LIBOR+10% (1.5% floor) cash due 8/15/2018		7,000	6,937	7,208

			21,707	22,268
CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		25,939	25,709	26,476

			25,709	26,476
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)(14)			—	—

			—	—
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		8,638	8,514	8,667
Senior Term Loan B, 12.5% cash due 3/30/2017		5,500	5,425	5,522
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (11)			(54)	—

			13,885	14,189
Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		13,964	13,839	14,082

			13,839	14,082
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,128	10,036	10,164

			10,036	10,164

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
JTC Education, Inc.	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		11,500	11,394	11,573
17,391 Shares of Series A-1 Preferred Stock			313	290
17,391 Shares of Common Stock			187	—

			11,894	11,863
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,685	5,646	5,668
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		350	341	396
500 Series A Preferred Shares			499	456
50,000 Common Shares			1	—

			6,487	6,520
Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		12,243	12,158	12,320
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (11)			(8)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	227

			12,400	12,547
MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		22,000	21,815	22,336

			21,815	22,336
PLATO, Inc.	Education services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 5/17/2018		14,812	14,812	14,804
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,093

			31,812	31,897
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	27,007	27,352
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017			1	—
75,000 Class A Common Units of IDS Investments, LLC			750	591

			27,758	27,943
ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+7% (1.5% floor) cash due 6/8/2017		9,875	9,875	9,940

			9,875	9,940
Yeti Acquisition, LLC	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		27,650	27,622	28,036
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,988	12,275
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (11)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	1,500

			41,100	41,811
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		10,000	10,000	10,026
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,569	17,569	17,597

			27,569	27,623
InvestRx Corporation	Diversified support services
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		24,805	24,786	24,805
First Lien Term Loan B, LIBOR+9.75% (1.25% floor) cash 1% PIK due 7/2/2017		18,370	18,356	18,370
First Lien Delayed Draw Term Loan, LIBOR+8.25% (1.25% floor) cash due 7/2/2014			—	—
First Lien Revolver, LIBOR+7.75% (1.25% floor) cash due 7/2/2017 (11)			(5)	—

			43,137	43,175
eResearch Technology, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 5/2/2018		13,500	13,500	13,500

			13,500	13,500
Connolly, LLC	Diversified support services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 7/15/2019		5,000	5,000	5,000

			5,000	5,000

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,520	18,520	18,520
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	675
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	75

			19,270	19,270
Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.25% floor) cash due 9/25/2017		10,000	10,000	10,000

			10,000	10,000
Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,895	13,895	13,895
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—

			13,895	13,895

Total Non-Control/Non-Affiliate Investments (133.2% of net assets)			$1,180,436	$1,203,681

Total Portfolio Investments (142.6% of net assets)			$1,268,489	$1,288,108

(1)	All debt investments are income producing. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

SolutionSet, Inc.	September 13, 2012	– 0.5% on Term Loan		Tier pricing per loan agreement

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Charter Brokerage, LLC	May 9, 2012	– 0.5% on Senior Term Loan & Revolver		Tier pricing per loan agreement

Coll Materials Group LLC	July 1, 2012	– 12.0% on Term Loan A	+ 15.0% on Term Loan A	Per loan amendment

HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement

Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan + 0.5% on Senior Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per loan amendment

Saddleback Fence and Vinyl Products, Inc.	October 31, 2011	+ 4.0% on Revolver		Per loan amendment

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

(10)	Statewide Holdings, Inc. is the successor entity to Traffic Control and Safety Corp. and was formed as part of the reorganization process.

(11)	Cost amounts represent unearned income related to undrawn commitments.

(12)	Represents an unfunded commitment to fund limited partnership interest.

(13)	Investment was on PIK non-accrual status as of September 30, 2012.

(14)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2011

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal(8)	Cost	Fair Value

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		13,961	13,713	13,945
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,070	10,882	11,015
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015(11)			(69)	—

			24,526	24,960
Epic Acquisition, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+8% (3% floor) cash due 8/13/2015		8,329	8,189	8,343
First Lien Term Loan B, 12.25% cash 3% PIK due 8/13/2015		17,246	16,962	17,281
First Lien Revolver, LIBOR+6.5% (3% floor) cash due 8/13/2015(11)			(50)	—

			25,101	25,624
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		8,325	8,148	8,220
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,770	10,756
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,000	1,916	2,029

			20,834	21,005
CRGT, Inc.	IT consulting & other services
First Lien Term Loan A, LIBOR+7.5% cash due 10/1/2015		27,913	27,495	27,659
First Lien Term Loan B, 12.5% cash 10/1/2015		22,000	21,648	21,869
First Lien Revolver, LIBOR+7.5% cash due 10/1/2015(11)			(200)	—

			48,943	49,528
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		15,990	15,720	15,668
First Lien Term Loan B, LIBOR+9% (2% floor) cash 1.25% PIK due 11/19/2015		21,231	20,888	20,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015		5,250	5,152	5,162
2,086,163 Common Units in RPWL Holdings, LLC			2,086	1,973

			43,846	43,786
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		13,708	13,353	13,735
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015		17,425	14,983	17,115
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015(11)			(105)	—
10,371 Preferred Equity units in Miche Holdings, LLC(6)			1,037	1,169
146,289 Series D Common Equity units in Miche Holdings, LLC(6)			1,463	1,496

			30,731	33,515
Bunker Hill Capital II (QP), LP	Multi- sector holdings
0.50% limited partnership interest(16)			40	40

			40	40

Dominion Diagnostics, LLC(9)	Healthcare services
First Lien Term Loan A, LIBOR+7% (2.5% floor) cash due 12/17/2015		29,550	29,030	29,442
First Lien Term Loan B, LIBOR+10.5% (2.5% floor) cash 1% PIK due 12/17/2015		20,008	19,675	19,546
First Lien Revolver, LIBOR+6.5% (2.5% floor) cash due 12/17/2015(11)			(83)	—

			48,622	48,988

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through September 30, 2012:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	8,451,486	10.79		91.2 million

(1)	Average offering price.

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. As of September 30, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $131.7 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285

As of September 30, 2012, FSMP V had $37.5 million in regulatory capital, but did not yet have any SBA-guaranteed debentures outstanding. For the years ended September 30, 2012, 2011 and 2010, the Company recorded interest expense of $6.4 million, $4.7 million and $0.4 million, respectively, related to the SBA-guaranteed debentures.

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

The Company’s SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC subsidiaries will receive SBA-guaranteed debenture funding and is further dependent upon the SBIC subsidiaries continuing to be in compliance with SBA regulations and policies.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.29 billion and $1.12 billion at September 30, 2012 and September 30, 2011, respectively. The portfolio investments represent 142.6% and 153.7% of net assets at September 30, 2012 and September 30, 2011, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Measurements:

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.

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

The fair value of all of the Company’s investments at September 30, 2012 and September 30, 2011 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

The Company has a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.

Investment Income:

Interest income, adjusted for accretion of original issue discount (“OID,”) is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan is accreted into interest income over the life of the loan.

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

Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination fees. The Company capitalizes upfront loan origination fees, if any, received in connection with investments. The unearned fee income from such fees is accreted into fee income, based on the straight line method or effective interest method as applicable, over the life of the investment.

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

Gain on Extinguishment of Convertible Notes:

The Company may repurchase its Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder and may surrender these Convertible Notes to the Trustee for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Convertible Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Convertible Notes, net of the proportionate amount of unamortized debt issuance costs.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $1.6 million that is held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo verifies the Company’s compliance per the terms of the credit agreement.

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

Interest Rate Swap:

The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations. As of September 30, 2012, the Company was not party to any interest rate swap agreements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $1.3 million of offering costs charged to capital during the year ended September 30, 2012.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

ASU 2011-04 amends ASC 820, and requires entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in shareholders’ equity and disclosures about fair value measurements. ASU 2011-04 changes the measurement of the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement related to size as a characteristic of the reporting entity’s holding rather than a characteristic of the asset or liability. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this disclosure-only guidance is included in Note 3 – Portfolio Investments and did not have an impact on the Company’s consolidated financial results.

In February 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. ASU 2011-02 also clarifies that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a troubled debt restructuring. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The clarified guidance may affect the accounting for certain restructurings that were previously accounted for under the aforementioned debtor guidance on restructuring payables and provide for enhanced disclosure around such restructurings. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial condition and results of operations.

Note 3.	Portfolio Investments

At September 30, 2012, 142.6% of net assets or $1.29 billion was invested in 78 long-term portfolio investments and 8.2% of net assets or $74.4 million was invested in cash and cash equivalents. In comparison, at September 30, 2011, 153.7% of net assets or $1.12 billion was invested in 65 long-term portfolio investments and 9.3% of net assets or $67.6 million was invested in cash and cash equivalents. As of September 30, 2012, 80.4% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the years ended September 30, 2012, 2011 and 2010, the Company recorded net realized losses of $64.6 million, $30.4 million and $18.8 million, respectively. During the years ended September 30, 2012, 2011 and 2010, the Company recorded net unrealized appreciation (depreciation) of $56.0 million, ($6.5 million) and ($1.8 million), respectively.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s investments as of September 30, 2012 and September 30, 2011 at cost and fair value was as follows:

	September 30, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,226,489	$1,241,197	$1,137,754	$1,099,708
Investments in equity securities	42,000	46,911	18,328	20,129

Total	$1,268,489	$1,288,108	$1,156,082	$1,119,837

The composition of the Company’s debt investments as of September 30, 2012 and September 30, 2011 at fixed rates and floating rates was as follows:

	September 30, 2012		September 30, 2011
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$371,325	29.92%	$359,873	32.72%
Floating rate debt securities	869,872	70.08	739,835	67.28

Total	$1,241,197	100.00%	$1,099,708	100.00%

The following table presents the financial instruments carried at fair value as of September 30, 2012, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$902,492	$902,492
Investments in debt securities (second lien)	—	—	133,258	133,258
Investments in debt securities (subordinated)	—	—	205,447	205,447
Investments in equity securities (preferred)	—	—	24,240	24,240
Investments in equity securities (common)	—	—	22,671	22,671

Total investments at fair value	$—	$—	$1,288,108	$1,288,108

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

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to September 30, 2012, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	352,503	53,000	137,016	13,883	12,901	569,303
Redemptions/repayments	(325,296)	(64,093)	(18,001)	(1,954)	(66)	(409,410)
Net accrual of PIK interest income	4,746	(645)	3,593	624	—	8,318
Accretion of original issue discount	1,168	329	—	—	—	1,497
Net change in unearned income	6,028	1,402	(677)	—	—	6,753
Net unrealized appreciation (depreciation)	29,548	15,503	7,814	4,829	(1,720)	55,974
Unrealized adjustments due to deal exits	(41,297)	(15,621)	(5,531)	(309)	(1,406)	(64,164)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of September 30, 2012	$902,492	$133,258	$205,447	$24,240	$22,671	$1,288,108

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2012	$(11,749)	$(118)	$2,283	$4,520	$(3,126)	$(8,190)

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

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2010	$416,324	$136,786	$5,470	$2,892	$2,349	$563,821
New investments & net revolver activity	563,826	76,500	80,600	4,349	8,033	733,308
Redemptions/repayments	(82,791)	(62,534)	(1,000)	—	—	(146,325)
Net accrual of PIK interest income	5,456	(3,103)	1,289	47	—	3,689
Accretion of original issue discount	1,510	553	—	—	—	2,063
Net change in unearned income	(5,539)	67	(961)	—	—	(6,433)
Net unrealized appreciation (depreciation)	(1,340)	(5,322)	(4,165)	134	3,394	(7,299)
Unrealized adjustments due to deal exits	(22,354)	436	—	(255)	(814)	(22,987)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2011	$(23,694)	$(4,886)	$(4,165)	$(121)	$2,580	$(30,286)

The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3) which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium, size premium and industry premium, which are significant unobservable inputs into the model.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range					Weighted Average
First lien debt	$895,464	Bond yield approach	Capital structure premium	(a	)	0.0%	-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a	)	(4.0%)	-	25.5%	2.1%
			Size premium	(a	)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a	)	(1.5%)	-	4.7%	0.1%

	7,028	Enterprise value approach	EBITDA multiple	(b	)	6.2x	-	6.2x	6.2x

Second lien & subordinated debt	337,467	Bond yield approach	Capital structure premium	(a	)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a	)	0.8%	-	7.8%	3.1%
			Size premium	(a	)	0.5%	-	2.0%	0.8%
			Industry premium/(discount)	(a	)	(1.4%)	-	1.1%	(0.1%)

	1,238	Enterprise value approach	Weighted average cost of capital			33.0%	-	33.0%	33.0%
			Company specific risk premium	(a	)	24.0%	-	24.0%	24.0%
			Revenue growth rate			15.5%	-	15.5%	15.5%

Preferred & common equity	46,911	Enterprise value approach	Weighted average cost of capital			13.0%	-	33.0%	19.1%
			Company specific risk premium	(a	)	1.0%	-	24.0%	4.0%
			Revenue growth rate			1.9%	-	44.5%	11.0%
			EBITDA multiple	(b	)	4.8x	-	9.7x	7.5x

Total	$1,288,108

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2012 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$201,251	$201,251	$—	$—	$201,251
SBA debentures payable	150,000	131,700	—	—	131,700
Convertible senior notes payable	115,000	115,863	—	—	115,863

Total	$466,251	$448,814	$—	$—	$448,814

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

The Company uses the most recently available market transactions to estimate the fair value of the convertible senior notes payable, which are included in Level 3 of the hierarchy.

The Company’s off-balance sheet arrangements consisted of $102.5 million and $108.8 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2012 and September 30, 2011, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2012 and September 30, 2011 is shown in the table below:

	September 30, 2012	September 30, 2011
Welocalize, Inc.	$10,000	$750
Yeti Acquisition, LLC	7,500	—
Charter Brokerage, LLC	7,353	6,176
Rail Acquisition Corp.	6,165	5,446
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	—
InvestRx Corporation	5,000	—
Statewide Holdings, Inc. (Traffic Control & Safety Corp.)	5,000	3,014
Phoenix Brands Merger Sub LLC	4,071	3,000
Enhanced Recovery Company, LLC	4,000	4,000
Drugtest, Inc.	4,000	4,000
World 50, Inc.	4,000	—
Miche Bag, LLC	3,500	5,000
Titan Fitness, LLC	3,500	2,957
Cardon Healthcare Network, LLC	3,000	2,000
Discovery Practice Management, Inc.	2,600	3,000
Olson + Co., Inc.	2,105	—
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	—
Tegra Medical, LLC	1,500	1,500
Eagle Hospital Physicians, Inc.	1,400	2,500
Milestone Partners IV, LP (limited partnership interest)	1,343	2,000
Ansira Partners, Inc.	1,190	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	934	960
BMC Acquisition, Inc.	900	—
Riverlake Equity Partners II, LP (limited partnership interest)	760	878
ACON Equity Partners III, LP (limited partnership interest).	753	—
Specialty Bakers, LLC	750	2,000
HealthDrive Corporation	750	2,000
RCP Direct, LP (limited partnership interest)	615	—
Baird Capital Partners V, LP (limited partnership interest)	513	701
Advanced Pain Management	400	267
Riverside Fund IV, LP (limited partnership interest)	323	555
Saddleback Fence and Vinyl Products, Inc.	100	400
JTC Education, Inc.	—	14,000
CRGT, Inc.	—	12,500
Dominion Diagnostics, LLC	—	5,000
ADAPCO, Inc.	—	4,250
Epic Acquisition, Inc.	—	3,000
IZI Medical Products, Inc.	—	2,500
Flatout, Inc.	—	1,500
IOS Acquisitions, Inc.	—	1,250
Best Vinyl Fence & Deck, LLC	—	1,000
Trans-Trade, Inc.	—	200

Total	$102,525	$108,804

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2012		September 30, 2011
Cost:
First lien debt	$888,690	70.06%	$890,729	77.05%
Second lien debt	135,828	10.71	161,455	13.97
Subordinated debt	201,971	15.92	85,571	7.40
Purchased equity	34,516	2.72	11,263	0.97
Equity grants	4,724	0.37	6,158	0.53
Limited partnership interests	2,760	0.22	906	0.08

Total	$1,268,489	100.00%	$1,156,082	100.00%

Fair Value:
First lien debt	$902,492	70.06%	$875,092	78.14%
Second lien debt	133,258	10.35	143,383	12.80
Subordinated debt	205,447	15.95	81,233	7.25
Purchased equity	38,600	3.00	12,548	1.12
Equity grants	5,551	0.43	6,675	0.60
Limited partnership interests	2,760	0.21	906	0.09

Total	$1,288,108	100.00%	$1,119,837	100.00%

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

	September 30, 2012		September 30, 2011
Cost:
Northeast U.S.	$440,689	34.74%	$389,185	33.66%
Southwest U.S.	251,751	19.85	273,513	23.66
Southeast U.S.	230,667	18.18	244,988	21.19
West U.S.	206,522	16.28	142,745	12.35
Midwest U.S.	137,860	10.87	86,768	7.51
Canada	1,000	0.08	18,883	1.63

Total	$1,268,489	100.00%	$1,156,082	100.00%

Fair Value:
Northeast U.S.	$442,111	34.32%	$389,898	34.82%
Southwest U.S.	254,509	19.76	246,358	22.00
Southeast U.S.	236,808	18.38	248,588	22.20
West U.S.	212,939	16.53	127,522	11.39
Midwest U.S.	140,191	10.88	88,412	7.90
Canada	1,550	0.13	19,059	1.69

Total	$1,288,108	100.00%	$1,119,837	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2012 and September 30, 2011 were as follows:

	September 30, 2012		September 30, 2011
Cost:
Healthcare services	$168,914	13.32%	$227,145	19.65%
Diversified support services	111,362	8.78	55,472	4.80
Education services	99,033	7.81	29,662	2.57
Healthcare equipment	82,808	6.53	71,254	6.16
Internet software & services	73,753	5.81	43,846	3.79
Oil & gas equipment services	60,245	4.75	82,168	7.11
Leisure products	55,534	4.38	13,564	1.17
Advertising	53,665	4.23	19,892	1.72
Construction and engineering	46,334	3.65	48,943	4.23
IT consulting & other services	44,979	3.55	43,236	3.74
Pharmaceuticals	40,309	3.18	27,257	2.36
Diversified financial services	38,479	3.03	13,311	1.15
Apparel, accessories & luxury goods	37,919	2.99	30,986	2.68
Electronic equipment & instruments	36,163	2.85	34,852	3.01
Specialty stores	33,034	2.60	34,538	2.99
Integrated telecommunication services	31,994	2.52	25,995	2.25
Household products	29,738	2.34	31,213	2.70
Leisure facilities	29,651	2.34	38,041	3.29
Home improvement retail	28,415	2.24	27,999	2.42
Industrial machinery	21,052	1.66	10,457	0.90
Environmental & facilities services	21,026	1.66	16,311	1.41
Human resources & employment services	19,441	1.53	20,457	1.77
Restaurants	19,130	1.51	13,966	1.21
Distributors	19,115	1.51	18,631	1.61
Air freight and logistics	18,903	1.49	17,984	1.56
Food distributors	18,115	1.43	20,834	1.80
Research & consulting services	13,885	1.09	—	0.00
Construction materials	6,951	0.55	6,736	0.58
Electronic manufacturing services	3,835	0.30	20,190	1.75
Multi-sector holdings	2,759	0.21	907	0.09
Auto parts & equipment	1,000	0.08	18,883	1.63
Building products	748	0.06	6,689	0.58
Movies & entertainment	200	0.02	199	0.02
Fertilizers & agricultural chemicals	—	0.00	28,800	2.49
Healthcare technology	—	0.00	20,505	1.77
Trucking	—	0.00	17,065	1.48
Data processing & outsourced services	—	0.00	12,775	1.10
Housewares & specialties	—	0.00	5,319	0.46
Food retail	—	0.00	—	—

Total	$1,268,489	100.00%	$1,156,082	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2012		September 30, 2011
Fair Value:
Healthcare services	$174,933	13.58%	$231,478	20.67%
Diversified support services	113,021	8.77	56,232	5.02
Education services	99,327	7.71	30,176	2.69
Healthcare equipment	84,084	6.53	71,911	6.42
Internet software & services	79,220	6.15	43,786	3.91
Oil & gas equipment services	62,087	4.82	82,696	7.38
Leisure products	56,477	4.38	13,711	1.22
Advertising	54,125	4.20	20,183	1.80
Construction materials	50,003	3.88	35,814	3.20
IT consulting & other services	45,746	3.55	49,528	4.42
Pharmaceuticals	41,000	3.18	27,500	2.46
Diversified financial services	39,288	3.05	13,329	1.19
Apparel, accessories & luxury goods	38,413	2.98	33,595	3.00
Electronic equipment & instruments	36,265	2.82	34,863	3.11
Specialty stores	34,106	2.65	35,198	3.14
Integrated telecommunication services	32,892	2.55	26,374	2.36
Leisure facilities	30,359	2.36	38,447	3.43
Household products	29,880	2.32	29,943	2.67
Home improvement retail	28,263	2.19	27,576	2.46
Industrial machinery	21,750	1.69	10,860	0.97
Human resources & employment services	20,196	1.57	20,952	1.87
Distributors	20,153	1.56	18,938	1.69
Restaurants	19,468	1.51	11,829	1.06
Food distributors	18,400	1.43	21,006	1.88
Air freight & logistics	15,931	1.24	17,243	1.54
Research & consulting services	14,189	1.10	—	0.00
Environmental & facilities services	12,175	0.95	19,952	1.78
Construction materials	7,200	0.56	6,840	0.61
Electronic manufacturing services	3,835	0.30	8,660	0.77
Multi-sector holdings	2,760	0.22	907	0.11
Auto parts & equipment	1,550	0.12	19,059	1.70
Building products	750	0.06	4,833	0.43
Movies & entertainment	262	0.02	262	0.02
Fertilizers & agricultural chemicals	—	0.00	29,190	2.61
Healthcare technology	—	0.00	20,943	1.87
Data processing & outsourced services	—	0.00	3,497	0.31
Housewares & specialties	—	0.00	2,526	0.23

Total	$1,288,108	100.00%	$1,119,837	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2012 and September 30, 2011, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2012 and September 30, 2011, no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4.	Fee Income

The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing, advisory and structuring fees, are classified as fee income and recognized as they are earned.

Accumulated unearned fee income activity for the years ended September 30, 2012 and September 30, 2011 was as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Beginning accumulated unearned fee income balance	$18,333	$11,901
Net fees received	24,307	18,160
Unearned fee income recognized	(31,060)	(11,728)

Ending unearned fee income balance	$11,580	$18,333

As of September 30, 2012, the Company had structured $6.6 million in aggregate exit fees across 8 portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

Note 5.	Share Data

Effective January 2, 2008, the Partnership merged with and into the Company. At the time of the merger, all outstanding partnership interests in the Partnership were exchanged for 12,480,972 shares of common stock of the Company. An additional 26 fractional shares were payable to the stockholders in cash.

On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the offering price of $14.12 per share. The net proceeds totaled $129.5 million after deducting underwriting commissions of $9.9 million and offering costs of $1.8 million.

On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $9.25 per share. The net proceeds totaled $82.7 million after deducting underwriting commissions of $4.4 million and offering costs of $0.7 million.

On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $10.50 per share. The net proceeds totaled $54.9 million after deducting underwriting commissions of $2.8 million and offering costs of $0.3 million.

On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. The net proceeds totaled $77.5 million after deducting underwriting commissions of $3.7 million and offering costs of $0.5 million.

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

On June 21, 2010, the Company completed a follow-on public offering of 9,200,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $11.50 per share. The net proceeds totaled $100.5 million after deducting underwriting commissions of $4.8 million and offering costs of $0.5 million.

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

On February 4, 2011, the Company completed a follow-on public offering of 11,500,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the offering price of $12.65 per share. The net proceeds totaled $138.6 million after deducting underwriting commissions of $6.5 million and offering costs of $0.3 million.

On June 24, 2011, the Company completed a follow-on public offering of 5,558,469 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the offering price of $11.72 per share. The net proceeds totaled $62.7 million after deducting underwriting commissions of $2.3 million and offering costs of $0.2 million.

On January 26, 2012, the Company completed a follow-on public offering of 10,000,000 shares of its common stock at the offering price of $10.07 per share. The net proceeds totaled $99.9 million after deducting offering costs of $0.8 million.

On September 14, 2012, the Company completed a follow-on public offering of 8,451,486 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the offering price of $10.79 per share. The net proceeds totaled $87.5 million after deducting underwriting commissions of $3.2 million and offering costs of $0.5 million.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2012, 2011 and 2010:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Earnings per common share — basic:
Net increase in net assets resulting from operations	$79,401	$30,207	$22,416
Weighted average common shares outstanding — basic	79,570	64,057	45,441
Earnings per common share — basic	$1.00	$0.47	$0.49

Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$79,401	$30,207	$22,416
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	5,855	2,124	—

Net increase in net assets resulting from operations, as adjusted	$85,256	$32,331	$22,416
Weighted average common shares outstanding — basic	79,570	64,057	45,441
Adjustments for dilutive effect of senior convertible notes	8,149	4,659	—

Weighted average common shares outstanding — diluted	87,719	68,716	45,441
Earnings per common share — diluted	$0.97	$0.47	$0.49

The following table reflects the dividend distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2010 to September 30, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 30, 2010	January 4, 2011	January 31, 2011	$0.1066	$5.4 million	36,038		$0.5 million
November 30, 2010	February 1, 2011	February 28, 2011	0.1066	5.5 million	29,072		0.4 million
November 30, 2010	March 1, 2011	March 31, 2011	0.1066	6.5 million	43,766		0.6 million
January 30, 2011	April 1, 2011	April 29, 2011	0.1066	6.5 million	45,193		0.6 million
January 30, 2011	May 2, 2011	May 31, 2011	0.1066	6.5 million	48,870		0.6 million
January 30, 2011	June 1, 2011	June 30, 2011	0.1066	6.5 million	55,367		0.6 million
May 2, 2011	July 1, 2011	July 29, 2011	0.1066	7.1 million	58,829	(1)	0.6 million
May 2, 2011	August 1, 2011	August 31, 2011	0.1066	7.1 million	64,431	(1)	0.6 million
May 2, 2011	September 1, 2011	September 30, 2011	0.1066	7.2 million	52,487	(1)	0.5 million
August 1, 2011	October 14, 2011	October 31, 2011	0.1066	7.3 million	40,388	(1)	0.4 million
August 1, 2011	November 15, 2011	November 30, 2011	0.1066	7.3 million	43,034	(1)	0.4 million
August 1, 2011	December 13, 2011	December 23, 2011	0.1066	7.3 million	43,531	(1)	0.4 million
November 10, 2011	January 13, 2012	January 31, 2012	0.0958	6.6 million	29,902	(1)	0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million

(1)	Shares were purchased on the open market and distributed.

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

In May 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $30 million of the Company’s outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Company’s Board of Directors, the stock repurchase program will expire on May 7, 2013 and may be limited or terminated at any time without prior notice. As of September 30, 2012, the Company had not repurchased any shares of its common stock pursuant to this repurchase program.

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

On May 26, 2010, the Company amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, the Company received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature which allowed for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2012, the Company had $60.3 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $60.3 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.107% for the year ended September 30, 2012. For the years ended September 30, 2012, 2011 and 2010, the Company recorded interest expense of $2.8 million, $2.4 million and $1.1 million, respectively, related to the Wells Fargo facility.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On February 22, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014. On July 8, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $230 million and increase the accordion feature to allow for potential future expansion up to a total of $350 million. In addition, the ING facility’s interest rate was reduced to LIBOR plus 3.0% per annum, with no LIBOR floor, when the facility is drawn more than 35%. Otherwise, the interest rate will be LIBOR plus 3.25% per annum, with no LIBOR floor. On February 29, 2012, the Company amended the ING facility to, among other things, (i) extend the period during which the Company may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016, and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

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

As of September 30, 2012, the Company had $141.0 million of borrowings outstanding under the ING facility, which had a fair value of $141.0 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.387% for the year ended September 30, 2012. For the years ended September 30, 2012, 2011 and 2012 the Company recorded interest expense of $5.7 million, $3.3 million and $0.4 million, respectively, related to the ING facility.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2012, there were no borrowings outstanding under the Sumitomo facility. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.680% for the year ended September 30, 2012. For the year ended September 30, 2012, the Company recorded interest expense of $1.2 million related to the Sumitomo facility. For the year ended September 30, 2011, the Company did not record interest expense related to the Sumitomo facility.

As of September 30, 2012, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.

Interest expense for the years ended September 30, 2012, 2011 and 2010 was $23.2 million, $15.1 million and $1.9 million, respectively.

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

Accumulated PIK interest activity for the years ended September 30, 2012 and September 30, 2011 was as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011
PIK balance at beginning of period	$22,672	$19,301
Gross PIK interest accrued	17,993	14,526
PIK income reserves(1)	(4,198)	(851)
PIK interest received in cash	(5,477)	(9,988)
Loan exits	(12,559)	(316)

PIK balance at end of period	$18,431	$22,672

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of September 30, 2012, the Company had stopped accruing PIK interest on one investment. As of September 30, 2011, the Company had stopped accruing cash interest, PIK interest and OID on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011. As of September 30, 2010, the Company had stopped accruing cash interest, PIK interest and OID on five investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2010.

The percentages of the Company’s portfolio investments at cost and fair value by accrual status for the years ended September 30, 2012, 2011 and 2010 were as follows:

	September 30, 2012				September 30, 2011				September 30, 2010
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,256,265	99.04%	$1,284,872	99.75%	$1,116,762	96.60%	$1,111,986	99.30%	$530,965	89.61%	$531,701	94.30%
PIK non-accrual	12,224	0.96	3,236	0.25	—	0.00	—	0.00	—	0.00	—	0.00
Cash non-accrual(1)	—	0.00	—	0.00	39,320	3.40	7,851	0.70	61,532	10.39	32,120	5.70

Total	$1,268,489	100.00%	$1,288,108	100.00%	$1,156,082	100.00%	$1,119,837	100.00%	$592,497	100.00%	$563,821	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of the Company’s portfolio investments as of September 30, 2012, 2011 and 2010 was as follows:

	September 30, 2012	September 30, 2011	September 30, 2010
Coll Materials Group LLC (formerly Nicos Polymers & Grinding, Inc.)	PIK non-accrual	—	Cash non-accrual
Lighting by Gregory, LLC(1)	—	Cash non-accrual	Cash non-accrual
MK Network, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	Cash non-accrual	—
Premier Trailer Leasing, Inc.(1)	—	Cash non-accrual	Cash non-accrual
Repechage Investments Limited(1)	—	Cash non-accrual	—
Vanguard Vinyl, Inc.(1)	—	—	Cash non-accrual

(1)	The Company no longer holds this investment. See Note 9 for a discussion of the Company’s recent realization events.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income non-accrual amounts for the years ended September 30, 2012, 2011 and 2010 were as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Year ended September 30, 2010
Cash interest income	$3,068	$5,815	$5,804
PIK interest income	4,198	851	1,903
OID income	96	105	329

Total	$7,362	$6,771	$8,036

Note 8.	Taxable/Distributable Income and Dividend Distributions

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.

At September 30, 2012, the Company has net loss carryforwards of $41.8 million to offset net capital gains, to the extent provided by federal tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $30.0 million will not expire. During the year ended September 30, 2012, the Company realized capital losses from the sale of investments after October 31, 2011 and prior to year end (“post-October capital losses”) of $65.8 million, which for tax purposes are treated as arising on the first day of the following year.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2012.

Net increase in net assets resulting from operations	$79,401
Net unrealized appreciation	(55,974)
Book/tax difference due to loan fees	(12,455)
Book/tax difference due to organizational and deferred offering costs	(87)
Book/tax difference due to interest income on certain loans	4,273
Book/tax difference due to capital losses not recognized	64,578
Other book-tax differences	(831)

Taxable/Distributable Income(1)	$78,905

(1)	The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2012. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2012, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital losses	(41,765)
Unrealized gains, net	24,175

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s Board of Directors has declared and the Company has paid the following distributions from inception to September 30, 2012:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	0.33
Special	12/18/2008	12/30/2008	1/29/2009	0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	0.25
Quarterly	11/12/2009	12/10/2009	12/29/0209	0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	0.1066
Monthly	10/10/2011	1/13/2012	1/31/2012	0.0958
Monthly	10/10/2011	2/15/2012	2/29/2012	0.0958
Monthly	10/10/2011	3/15/2012	3/30/2012	0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	0.0958

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

During the year ended September 30, 2012, the Company recorded investment realization events, including the following:

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

•

In July 2012, the Company received a cash payment of $1.0 million from Best Vinyl Fence & Deck, LLC. The Term Loan B debt investment was exited below par and the Company recorded a realized loss in the amount of $3.3 million on this transaction;

•

In July 2012, the Company received a cash payment of $8.7 million from Pacific Architects & Engineers, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In August 2012, the Company received a cash payment of $18.0 million from Stackpole Powertrain International ULC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In August 2012, the Company restructured its investment in Traffic Control & Safety Corp. As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the successor entity, Statewide Holdings, Inc., and recorded a realized loss in the amount of $10.9 million on this transaction;

•

In September 2012, the Company received a cash payment of $0.1 million in connection with the sale of its investment in Lighting by Gregory, LLC. The investment was exited below par and the Company recorded a realized loss in the amount of $5.3 million on this transaction;

•

In September 2012, the Company received total consideration of $0.6 million in connection with exit of its investment in Repechage Investments Limited. The investment was exited below par and the Company recorded a realized loss in the amount of $3.6 million on this transaction;

•

In September 2012, the Company received a total consideration of $1.8 million in connection with the sale of its Rail Acquisition Corp. term loan investment. The debt investment was exited below par and the Company recorded a realized loss in the amount of $13.9 million on this transaction. The proceeds related to this sale had not yet been received as of September 30, 2012 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities.

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

•	In November 2010, the Company restructured its investment in Vanguard Vinyl, Inc. The restructuring resulted in a realized loss in the amount of $1.7 million;

•	In December 2010, the Company restructured its investment in Nicos Polymers & Grinding, Inc. The restructuring resulted in a realized loss in the amount of $3.9 million;

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

•	In December 2010, the Company restructured its investment in Lighting by Gregory, LLC. The restructuring resulted in a realized loss in the amount of $7.8 million;

•

In March 2011, the Company received a cash payment of $5.0 million from AmBath/ReBath Holdings, Inc. as part of a restructuring of the loan agreement. The restructuring resulted in a realized loss in the amount of $0.3 million;

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

During the year ended September 30, 2010, the Company recorded investment realization events, including the following:

•

In October 2009, the Company received a cash payment in the amount of $0.1 million representing a payment in full of all amounts due in connection with the cancellation of its loan agreement with American Hardwoods Industries, LLC. The Company recorded a $0.1 million reduction to the previously recorded $10.4 million realized loss on the investment;

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

•

In September 2010, the Company restructured its investment in Rail Acquisition Corp. Although the full amount owed under the loan agreement remained intact, the restructuring resulted in a realized loss in the amount of $2.6 million;

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

During the years ended September 30, 2012, 2011 and 2010, the Company recorded net unrealized appreciation (depreciation) of $56.0 million, ($6.5 million) and ($1.8 million), respectively. For the year ended September 30, 2012, the Company’s net unrealized appreciation consisted of $66.6 million of net reclassifications of net unrealized depreciation to realized losses on investments (resulting in unrealized appreciation), $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments.

For the year ended September 30, 2011, the Company’s net unrealized depreciation consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications of net unrealized depreciation to realized losses on investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments.

For the year ended September 30, 2010, the Company’s net unrealized depreciation consisted of $19.1 million of net unrealized depreciation on debt investments and $0.8 million of net unrealized depreciation on interest rate swaps, offset by $17.6 million of net reclassifications of net unrealized depreciation to realized losses on investments (resulting in unrealized appreciation) and $0.5 million of net unrealized appreciation on equity investments.

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

Base management Fee

The base management fee is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.

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

For the years ended September 30, 2012, 2011 and 2010, base management fees were $23.8 million, $19.7 million and $9.3 million, respectively. At September 30, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $6.6 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the years ended September 30, 2012, 2011 and 2010, incentive fees were $22.0 million, $16.8 million and $10.8 million, respectively. At September 30, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $5.6 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the year ended September 30, 2012, the Company accrued administrative expenses of $3.9 million, including $1.4 million of general and administrative expenses, which are due to FSC, Inc. At September 30, 2012, $1.6 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities. For the year ended September 30, 2011, the Company accrued administrative expenses of $2.8 million, including $1.1 million of general and administrative expenses, which were due to FSC, Inc.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12.	Financial Highlights

	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Net asset value at beginning of period	$10.07	$10.43	$10.84
Net investment income	1.11	1.05	0.95
Net unrealized appreciation (depreciation) on investments and interest rate swap	0.70	(0.10)	(0.04)
Net realized loss on investments and interest rate swap	(0.81)	(0.47)	(0.42)
Dividends paid	(1.18)	(1.26)	(0.96)
Issuance of common stock	0.03	0.42	0.06

Net asset value at end of period	$9.92	$10.07	$10.43

Per share market value at beginning of period	$9.32	$11.14	$10.93
Per share market value at end of period	$10.98	$9.32	$11.14
Total return(1)	32.59%	(6.76)%	11.22%
Common shares outstanding at beginning of period	72,376	54,550	37,879
Common shares outstanding at end of period	91,048	72,376	54,550
Net assets at beginning of period	$728,627	$569,172	$410,556
Net assets at end of period	$903,570	$728,627	$569,172
Average net assets(2)	$790,921	$677,354	$479,004
Ratio of net investment income to average net assets	11.13%	9.91%	8.98%
Ratio of total expenses to average net assets	9.95%	8.79%	5.74%
Ratio of portfolio turnover to average investments at fair value	29.74%	7.26%	2.24%
Weighted average outstanding debt(3)	$421,366	$247,549	$22,592
Average debt per share	$5.30	$3.86	$0.50

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Interest Rate Swaps

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

In August 2011, the Company terminated the interest rate swap agreement and realized a loss of $1.3 million, which includes a reclassification of $0.8 million of prior unrealized depreciation.

As of September 30, 2012, the Company was no longer party to any interest rate swap agreements.

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

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at September 30, 2012 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible senior notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the years ended September 30, 2012 and 2011, the Company recorded interest expense of $7.1 million and $4.1 million, respectively, related to the Convertible Notes.

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. During the year ended September 30, 2012, the Company repurchased $20.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.6 million. During the year ended September 30, 2011, the Company repurchased $17.0 million in principal amount for an aggregate purchase price of $15.1 million, and recorded a net gain of $1.5 million.

As of September 30, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $115.9 million.

Note 15.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2012, except as disclosed below:

On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of our 5.875% senior unsecured notes due 2024 (“the 2024 Notes”) for net proceeds of approximately $72.8 million after deducting underwriting commissions of $2.2 million. Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per year, beginning January 30, 2013. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2017. On November 1, 2012, the Company listed the 2024 Notes on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.

Schedule 12-14

Fifth Street Finance Corp.

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2011	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2012
Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% PIK due 2/28/2013	$60	$2,526	$3,318	$(5,844)	$—
First Lien Bridge Loan, 8% PIK due 3/31/2012	6	—	113	(113)	—
97.38% membership interest	—	—	1,210	(1,210)	—
Nicos Polymers & Grinding, Inc.(5)
First Lien Term Loan, 8% cash due 12/4/2017	110	5,190	200	(5,390)	—
First Lien Revolver, 8% cash due 12/4/2017	10	1,551	—	(1,551)	—
50% membership interest	—	5,233	—	(5,233)	—
Coll Materials Group LLC(5)
Second Lien Term Loan A, 12% cash due 11/1/2014	558	—	7,103	(5,865)	1,238
Second Lien Term Loan B, 14% PIK due 11/1/2014	40	—	2,040	(41)	1,999
50% interest in CD HOLDCO, LLC	—	—	8,709	(8,709)	—
Statewide Holdings, Inc.(6)
First Lien Term Loan A, L+8.5% (1.25% floor) cash due 8/10/2014	661	—	15,496	(473)	15,023
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2014	721	—	14,510	(442)	14,068
First Lien Revolver, L+8.5% (1.25% floor) cash due 8/10/2014	157	—	157	(157)	—
LC Facility, 8.5% cash due 8/10/2014	198	—	157	(157)	—
746,114 Series A Preferred Units	—	—	14,377	—	14,377
746,114 Common Stock Units	—	—	6,535	—	6,535

Total Control Investments	$2,521	$14,500	$73,925	$(35,185)	$53,240

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012	25	3,173	9,320	(12,493)	—
First Lien Term Loan B, 12.875% cash 4% PIK due 3/21/2012	13	324	953	(1,277)	—
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	—	130	(130)	—
3.3% Membership Interest in O’Currance Holding Co., LLC	—	—	250	(250)	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013	643	5,843	185	(6,028)	—
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013	2,645	15,067	1,184	(16,251)	—
1,080,399 shares of Series A Preferred Stock	—	1,490	1,434	—	2,924
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014	113	—	4,268	—	4,268
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014	923	—	24,126	(131)	23,995
4,668,788 shares of Preferred Stock	—	—	—	—	—

Total Affiliate Investments	$4,362	$25,897	$41,850	$(36,560)	$31,187

Total Control & Affiliate Investments	$6,883	$40,397	$115,775	$(71,745)	$84,427

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Non-Control/Non-Affiliate categories, respectively.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on Investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

(4)	Gross reductions include decreases in the cost basis of investment resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

(5)	Coll Materials Group LLC is the successor entity to Nicos Polymers & Grinding, Inc.

(6)	Statewide Holdings, Inc. is the successor entity to Traffic Control & Safety Corp. and was formed as part of the reorganization process.

Schedule 12-14

Fifth Street Finance Corp.

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2010	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2011
Control Investments
Lighting by Gregory, LLC
First Lien Term Loan A, 9.75% PIK due 2/28/2013	$12	$1,504	$3,296	$(2,274)	$2,526
First Lien Term Loan B, 14.5% PIK due 2/28/2013	114	2,196	4,824	(7,020)	—
First Lien Bridge Loan, 8% PIK due 3/31/2012	10	—	38	(38)	—
97.38% membership interest	—	—	800	(800)	—
Nicos Polymers & Grinding, Inc.
First Lien Term Loan, 8% cash due 12/4/2017	357	—	5,486	(296)	5,190
First Lien Revolver, 8% cash due 12/4/2017	70	—	1,551	—	1,551
50% membership interest	—	—	7,633	(2,400)	5,233

Total Control Investments	$563	$3,700	$23,628	$(12,828)	$14,500

Affiliate Investments
O’Currance, Inc.
First Lien Term Loan A, 12.875% cash 4% PIK due 3/21/2012	1,623	10,806	647	(8,280)	3,173
First Lien Term Loan B, 12.875% cash 4% PIK due 3/21/2012	258	1,897	103	(1,676)	324
1.75% Preferred Membership Interest in O’Currance Holding Co., LLC	—	39	27	(66)	—
3.3% Membership Interest in O’Currance Holding Co., LLC	—	—	—	—	—
MK Network, LLC
First Lien Term Loan A, 13.5% cash due 6/1/2012	73	7,913	8,558	(16,471)	—
First Lien Term Loan B, 17.5% cash due 6/1/2012	76	3,939	4,824	(8,763)	—
11,030 Membership Units	—	—	772	(772)	—
Caregiver Services, Inc.
Second Lien Term Loan A, LIBOR+6.85% (5.15% floor) cash due 2/25/2013	903	7,112	244	(1,513)	5,843
Second Lien Term Loan B, 12.5% cash 4% PIK due 2/25/2013	2,988	14,180	1,423	(536)	15,067
1,080,399 shares of Series A Preferred Stock	—	1,336	161	(7)	1,490

Total Affiliate Investments	$5,921	$47,222	$16,759	$(38,084)	$25,897

Total Control & Affiliate Investments	$6,483	$50,922	$40,387	$(50,912)	$40,397

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

As of September 30, 2012 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s	Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2012. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2012.

(c) Report	of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes	in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	145

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.3	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit(a)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit(a)(3) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.5	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2	Indenture, dated April 12, 2011, relating to the 5.375% Convertible Senior Notes due 2016, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.3	Form of 5.375% Convertible Senior Notes due 2016 (Incorporated by reference to Exhibit 4.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.4	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit(d)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.5	Form of First Supplemental Indenture relating to the 5.875% Senior Unsecured Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit(d)(5) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on October 18, 2012).

4.6	Form of 5.875% Senior Unsecured Notes due 2024 (Incorporated by reference to Exhibit(d)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on October 18, 2012).

10.1	Second Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit 10.5 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.2	Amended and Restated Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit 10.6 filed with Fifth Street Finance Corp.’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.3	Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit(k)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.4	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit(10.1) filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.6	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.7 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.7	Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.8	Pledge Agreement by and between Registrant and Wells Fargo Bank, N.A., dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.8 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.9	Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, N.A., dated as of May 26, 2010 (Incorporated by reference to Exhibit(k)(6) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.10	Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A., dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.6 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 001-33901) filed on December 2, 2010).

10.11	Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011. (Incorporated by reference to Exhibit(k)(4) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.12	Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011. (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.13	Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 25, 2012).

10.14	Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit(k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.15	Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance, LLC, Morgan Stanley Bank, N.A., Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.16	Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(10) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.17	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.18	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Key Equipment Finance, Inc. and UBS Loan Finance LLC, dated as of November 29, 2011 (Incorporated by reference to Exhibit 10.15 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.19	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of February 29, 2012 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on March 2, 2012).

10.20	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Royal Bank of Canada, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.21	Waiver Letter among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada and Key Equipment Finance, Inc., dated as of August 3, 2011 (Incorporated by reference to Exhibit 10.17 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.22	Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.18 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.23	Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012 (Incorporated by reference to Exhibit 10.2 filed with Fifth Street Finance Corp.’s Form 10-Q (File No. 001-33901) filed on May 8, 2012).

10.24	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding II, LLC, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.19 filed with Fifth Street Finance Corp.’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit(r) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

14.2	Code of Ethics of Fifth Street Management LLC (Incorporated by reference to Exhibit(r)(2) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-159720) filed on June 4, 2009).

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

Date: November 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	November 28, 2012

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Financial Officer (principal financial officer and principal accounting officer)	November 28, 2012

/s/ BERNARD D. BERMAN Bernard D. Berman	President, Secretary and Chief Compliance Officer	November 28, 2012

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 28, 2012

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 28, 2012

/s/ BYRON J. HANEY Byron J. Haney	Director	November 28, 2012

/s/ FRANK C. MEYER Frank C. Meyer	Director	November 28, 2012

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 28, 2012