Form 10-Q
period 2012-12-31
Fifth Street Finance Corp
filed 2013-02-06
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The registrant had 106,004,967 shares of common stock outstanding as of February 5, 2013.

FIFTH STREET FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share amounts)

(unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Investments at fair value:
Control investments (cost December 31, 2012: $58,238; cost September 30, 2012: $58,557)	$51,698	$53,240
Affiliate investments (cost December 31, 2012: $29,964; cost September 30, 2012: $29,496)	31,499	31,187
Non-control/Non-affiliate investments (cost December 31, 2012: $1,481,966; cost September 30, 2012: $1,180,436)	1,497,251	1,203,681

Total investments at fair value (cost December 31, 2012: $1,570,168; cost September 30, 2012: $1,268,489)	1,580,448	1,288,108
Cash and cash equivalents	37,438	74,393
Interest and fees receivable	8,583	7,652
Due from portfolio company	1,684	3,292
Receivables from unsettled transactions	250	1,750
Deferred financing costs	18,136	13,751
Other assets	145	56

Total assets	$1,646,684	$1,389,002

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,377	$978
Base management fee payable	1,548	6,573
Incentive fee payable	1,230	5,579
Due to FSC, Inc.	763	1,630
Interest payable	5,096	4,219
Payments received in advance from portfolio companies	41	40
Offering costs payable	—	162
Credit facilities payable	218,000	201,251
SBA debentures payable	181,750	150,000
Convertible senior notes payable	115,000	115,000
Senior unsecured notes payable	75,000	—

Total liabilities	599,805	485,432
Net assets:
Common stock, $0.01 par value, 150,000 shares authorized, 105,943 and 91,048 shares issued and outstanding at December 31, 2012 and September 30, 2012	1,059	910
Additional paid-in-capital	1,171,963	1,019,053
Net unrealized appreciation on investments	10,658	19,998
Net realized loss on investments and interest rate swap	(127,436)	(128,062)
Accumulated overdistributed net investment income	(9,365)	(8,329)

Total net assets (equivalent to $9.88 and $9.92 per common share at December 31, 2012 and September 30, 2012) (Note 12)	1,046,879	903,570

Total liabilities and net assets	$1,646,684	$1,389,002

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011
Interest income:
Control investments	$882	$221
Affiliate investments	584	704
Non-control/Non-affiliate investments	33,454	29,126
Interest on cash and cash equivalents	3	4

Total interest income	34,923	30,055

PIK interest income:
Control investments	108	38
Affiliate investments	456	155
Non-control/Non-affiliate investments	3,156	3,222

Total PIK interest income	3,720	3,415

Fee income:
Control investments	99	—
Affiliate investments	12	108
Non-control/Non-affiliate investments	12,683	5,885

Total fee income	12,794	5,993

Dividend and other income:
Non-control/Non-affiliate investments	346	34

Total dividend and other income	346	34

Total investment income	51,783	39,497

Expenses:
Base management fee	8,046	5,741
Incentive fee	6,639	5,247
Professional fees	1,188	1,091
Board of Directors fees	129	56
Interest expense	7,156	5,724
Administrator expense	930	816
General and administrative expenses	1,139	1,138

Total expenses	25,227	19,813

Gain on extinguishment of convertible senior notes	—	1,305

Net investment income	26,556	20,989

Unrealized appreciation (depreciation) on investments:
Control investments	(1,222)	1,114
Affiliate investments	(156)	(1,283)
Non-control/Non-affiliate investments	(7,961)	6,002

Net unrealized appreciation (depreciation) on investments	(9,339)	5,833

Realized gain (loss) on investments:
Control investments	—	—
Affiliate investments	—	76
Non-control/Non-affiliate investments	626	(16,714)

Net realized gain (loss) on investments	626	(16,638)

Net increase in net assets resulting from operations	$17,843	$10,184

Net investment income per common share — basic	$0.28	$0.29
Earnings per common share — basic	$0.19	$0.14
Weighted average common shares outstanding — basic	94,889	72,376
Net investment income per common share — diluted	$0.27	$0.27
Earnings per common share — diluted	$0.19	$0.13
Weighted average common shares outstanding — diluted	102,679	80,913

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011
Operations:
Net investment income	$26,556	$20,989
Net unrealized appreciation (depreciation) on investments	(9,339)	5,833
Net realized gain (loss) on investments	626	(16,638)

Net increase in net assets resulting from operations	17,843	10,184

Stockholder transactions:
Distributions to stockholders	(27,593)	(23,146)

Net decrease in net assets from stockholder transactions	(27,593)	(23,146)

Capital share transactions:
Issuance of common stock, net	151,334	—
Issuance of common stock under dividend reinvestment plan	1,725	—

Net increase in net assets from capital share transactions	153,059	—

Total increase (decrease) in net assets	143,309	(12,962)

Net assets at beginning of period	903,570	728,627

Net assets at end of period	$1,046,879	$715,665

Net asset value per common share	$9.88	$9.89

Common shares outstanding at end of period	105,943	72,376

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,843	$10,184
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Gain on extinguishment of convertible senior notes	—	(1,305)
Net unrealized (appreciation) depreciation on investments	9,339	(5,833)
Net realized (gains) losses on investments	(626)	16,638
PIK interest income	(3,720)	(3,415)
Recognition of fee income	(12,794)	(5,993)
Accretion of original issue discount on investments	(132)	(606)
Amortization of deferred financing costs	1,275	979
Changes in operating assets and liabilities:
Fee income received	10,862	4,962
Increase in interest and fees receivable	(635)	(419)
(Increase) decrease in due from portfolio company	1,608	(728)
(Increase) decrease in receivables from unsettled transactions	1,500	(6,000)
(Increase) decrease in other assets	(89)	126
Increase in accounts payable, accrued expenses and other liabilities	399	443
Increase (decrease) in base management fee payable	(5,025)	30
Increase (decrease) in incentive fee payable	(4,349)	250
Increase (decrease) in due to FSC, Inc.	(867)	281
Increase (decrease) in interest payable	877	(399)
Increase in payments received in advance from portfolio companies	1	367
Purchases of investments and net revolver activity, net of syndications	(398,808)	(84,519)
Principal payments received on investments (scheduled payments)	12,630	12,721
Principal payments received on investments (payoffs)	56,250	53,499
PIK interest income received in cash	313	1,131
Proceeds from the sale of investments	34,051	11,636

Net cash provided (used) by operating activities	(280,097)	4,030

Cash flows from financing activities:
Dividends paid in cash	(25,868)	(23,146)
Borrowings under SBA debentures payable	31,750	—
Borrowings under credit facilities	323,000	151,500
Repayments of borrowings under credit facilities	(306,251)	(120,255)
Proceeds from the issuance of senior unsecured notes	72,465	—
Repurchases of convertible senior notes	—	(8,926)
Proceeds from the issuance of common stock	151,668	—
Deferred financing costs paid	(3,125)	(215)
Offering costs paid	(497)	(296)

Net cash provided (used) by financing activities	243,142	(1,338)

Net increase (decrease) in cash and cash equivalents	(36,955)	2,692
Cash and cash equivalents, beginning of period	74,393	67,644

Cash and cash equivalents, end of period	$37,438	$70,336

Supplemental information:
Cash paid for interest	$5,107	$5,143
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,725	$—

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Coll Materials Group LLC (9)(12)	Environmental & facilities services
Second Lien Term Loan A, 12% cash due 11/1/2014		$7,658	$7,096	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014		2,113	2,000	1,072
50% Membership interest in CD Holdco, LLC			3,128	—

			12,224	1,072

Traffic Solutions Holdings, Inc. (formerly Statewide Holdings, Inc.)	Construction and Engineering
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015		14,557	14,544	14,625
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2015		14,168	14,155	14,219
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015 (10)			(4)	—
LC Facility, 8.5% cash due 8/10/2015 (10)			(4)	—
746,114 Series A Preferred Units			12,007	14,744
746,114 Common Stock Units			5,316	7,038

			46,014	50,626

Total Control Investments (4.9% of net assets)			$58,238	$51,698

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,008

			1,080	3,008

Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,315	4,315	4,257
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		24,568	24,569	24,234
4,668,788 shares of Preferred Stock			—	—

			28,884	28,491

Total Affiliate Investments (3.0% of net assets)			$29,964	$31,499

Non-Control/Non-Affiliate Investments (7)
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			$216	$—
191,977 Shares A Shares			192	—

			408	—

Fitness Edge, LLC	Leisure Facilities
1,000 Common Units			43	204

			43	204

Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		$3,950	3,918	4,017
33,786 shares of Common Stock			345	735

			4,263	4,752

Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,065	7,006	7,203

			7,006	7,203

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,201	4,141	4,237
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,414	10,394	10,531
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,248	1,265

			15,783	16,033

idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,382	19,238	20,231

			19,238	20,231

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,499

			598	1,499

Trans-Trade, Inc. (9)	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,994	12,865	12,260
First Lien Term Loan B, 12% cash due 9/10/2014 (12)		6,291	6,203	—

			19,068	12,260

Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (13)			362	326

			362	326

Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (13)			649	699

			649	699

Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		18,945	18,792	18,967
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,338	23,168	23,103
First Lien Term Loan C, 30% PIK due 12/31/2014		1,196	1,196	1,162
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,469	2,481

			45,625	45,713

Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(13)			—	—

			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		8,914	8,823	9,152
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,318	9,226	9,495
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(19)	—

			18,030	18,647

NDSSI Holdings, LLC (9)(14)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,864	21,864
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,310	8,310	8,310
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,500	3,500
2,000 Series D Preferred Units			2,871	2,967

			36,545	36,641

Eagle Hospital Physicians, Inc. (9)(15)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,929	22,059
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,071	—

			25,000	22,059

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		10,183	10,043	10,301
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,952	11,195
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(46)	—

			20,949	21,496

Specialty Bakers LLC (15)	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,069	3,892	4,069
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,843	11,000
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		3,250	3,193	123

			17,928	15,192

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,423	20,201	20,834
First Lien Term Loan B, LIBOR+9% (2% floor) 1.25% PIK due 11/19/2015		24,125	23,871	24,647
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015 (10)			(137)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,318

			47,328	52,799

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		5,466	5,355	5,459
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		18,103	16,393	17,856
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,482	1,438	1,469
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	1,406
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	143
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—

			25,822	26,333

Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest(13)			85	19

			85	19

Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,134	7,047	7,137
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015 (10)			(4)	—

			7,043	7,137

Drugtest, Inc.	Human resources & employment services
First Lien Term Loan A LIBOR+7.5% (0.75% floor) cash due 12/30/2015		10,890	10,727	11,115
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,557	8,447	8,755
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015		4,500	4,447	4,515

			23,621	24,385

Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		635	635	636
First Lien Revolver, 8% cash due 11/30/2013		100	100	101

			735	737

Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		13,387	13,184	13,331
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(24)	—

			13,160	13,331

Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,260	10,119	10,465
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,437	21,255	21,866
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (10)			(34)	—
65,903 Class A Units			250	492

			31,590	32,823

U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		34,250	33,859	34,787

			33,859	34,787

Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,482	6,363	6,432
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,194	20,843	20,708
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,143	2,039	2,160

			29,245	29,300

U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,686	9,582	9,692

			9,582	9,692

CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,794	34,210	35,347

			34,210	35,347

Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,500	24,080	24,678

			24,080	24,678

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		12,190	11,979	12,321
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,362	20,012	20,562
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (10)			(85)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	869

			32,906	33,752

Securus Technologies, Inc. (9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		12,500	12,297	12,749

			12,297	12,749

Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,857	8,785	8,943

			8,785	8,943

Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		29,451	29,339	29,255
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		17,831	17,741	17,664
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (10)			(27)	—

			47,053	46,919

Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (13)			609	592

			609	592

Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		30,613	30,492	30,731
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		11,798	11,728	12,107
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		1,600	1,549	1,685

			43,769	44,523

Stackpole Powertrain International ULC	Auto parts & equipment
1,000 Common Units (13)			1,000	2,108

			1,000	2,108

Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,265	6,204	6,286
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,490	6,435	6,565
Senior Revolver, LIBOR+7% cash due 8/8/2016		300	273	352

			12,912	13,203

CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,801	10,714	10,844
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,978	3,952	4,107

			14,666	14,951

Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (13)			895	1,121

			895	1,121

Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		13,517	13,419	13,718

			13,419	13,718

National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		28,909	28,696	29,453
300,700.98 Class A Units			301	342

			28,997	29,795

RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(13)			461	496

			461	496

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016		12,740	12,654	12,872

			12,654	12,872

Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		12,177	12,076	12,300
225 Class A Preferred Units			264	286
2,500 Class A Common Units			36	134

			12,376	12,720

CPASS Acquisition Company	Internet software & services
Senior Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,806	4,708	4,902
Senior Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(15)	—

			4,693	4,902

Genoa Healthcare Holdings, LLC	Pharmaceuticals
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,777	12,677	13,033
500,000 Preferred units			475	530
500,000 Class A Common Units			25	296

			13,177	13,859

Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,308	20,145	20,910

			20,145	20,910

ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest (13)			242	228

			242	228

CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		26,138	25,919	26,721

			25,919	26,721

Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (11)(13)			—	—

			—	—

World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		7,762	7,647	7,831
Senior Term Loan B, 12.5% cash due 3/30/2017		5,500	5,431	5,573
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(51)	—

			13,027	13,404

Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		14,021	13,901	14,390

			13,901	14,390

Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,199	10,112	10,283

			10,112	10,283

JTC Education, Inc.	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,399	14,505
17,391 Shares of Series A-1 Preferred Stock			313	153
17,391 Shares of Common Stock			187	—

			14,899	14,658

BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,620	5,583	5,616
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		200	192	241
500 Series A Preferred Shares			499	413
50,000 Common Shares			1	—

			6,275	6,270

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		11,986	11,907	12,093
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(8)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	243

			12,149	12,336

MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		27,000	26,824	27,364

			26,824	27,364

Edmentum, Inc. (formerly PLATO, Inc.)	Education services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 5/17/2018		14,625	14,625	14,597
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,065

			31,625	31,662

I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	27,007	27,809
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017			1	—
75,000 Class A Common Units of IDS Investments, LLC			750	684

			27,758	28,493

ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+7% (1.5% floor) cash due 6/8/2017		9,750	9,750	9,851

			9,750	9,851

Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		27,300	27,283	27,705
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,992	12,175
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(6)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	2,316

			40,769	42,196

Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		9,276	9,276	9,399
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,636	17,636	17,641

			26,912	27,040

InvestRx Corporation	Diversified support services
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		24,480	24,467	24,475
First Lien Term Loan B, LIBOR+9.75% (1.25% floor) cash 1% PIK due 7/2/2017		18,370	18,361	18,262
First Lien Delayed Draw Term Loan, LIBOR+8.25% (1.25% floor) cash due 7/2/2014			—	—
First Lien Revolver, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		700	697	866

			43,525	43,603

eResearch Technology, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 5/2/2018		9,975	9,975	10,069

			9,975	10,069

PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,591	18,591	18,710
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	697
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	84

			19,341	19,491

Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.25% floor) cash due 9/25/2017		9,975	9,975	10,054

			9,975	10,054

Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,634	13,634	13,636
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—

			13,634	13,636

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(13)			—	—

			—	—

CompuCom Systems, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/4/2019		35,000	35,000	35,000

			35,000	35,000

Deltek, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019		20,000	20,000	20,000
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017			—	—

			20,000	20,000

First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019		25,000	25,000	25,000
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017			—	—

			25,000	25,000

Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,102	30,102	30,102
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,500

			31,602	31,602

IG Investments Holdings, LLC	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/31/2020		10,000	10,000	10,000

			10,000	10,000

SumTotal Systems LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019		15,000	15,000	15,000

			15,000	15,000

Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		10,013	10,013	10,013
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,000

			12,013	12,013

Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017		22,667	22,640	22,667
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017		11,333	11,320	11,333
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017 (10)			(6)	—

			33,954	34,000

Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Senior Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018		7,450	7,450	7,450
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,003	5,003	5,003
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017		188	188	188
4,950,000 Preferred Units in GRG Holdings, LP			495	495
50,000 Common Units in GRG Holdings, LP			5	5

			13,141	13,141

Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017		31,400	31,372	31,400
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017		14,614	14,601	14,614
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017		500	495	500

			46,468	46,514

Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,505	12,505	12,505
500 Class A Common Units in Omniplex Holdings Corp.			500	500

			13,005	13,005

Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,509	15,509	15,509

			15,509	15,509

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019		21,500	21,500	21,500

			21,500	21,500

Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019		7,000	7,000	7,000

			7,000	7,000

AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+8.25% (1.25% floor) cash due 12/27/2017		15,000	15,000	15,000

			15,000	15,000

RP Crown Parent, LLC	Application software
Second Lien Term Loan, LIBOR+10% (1.25% floor) cash due 12/21/2019		3,000	2,941	3,000

			2,941	3,000

TransFirst Holdings, Inc.	Consumer finance
Second Lien Term Loan, LIBOR+9.75% (1.25% floor) cash due 6/27/2018		5,000	4,852	5,000

			4,852	5,000

CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		10,000	10,000	10,000
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	500

			10,500	10,500

Total Non-Control/Non-Affiliate Investments (143.0% of net assets)			$1,481,966	$1,497,251

Total Portfolio Investments (151.0% of net assets)			$1,570,168	$1,580,448

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

December 31, 2012

(unaudited)

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment

Trans-Trade, Inc.	December 1, 2012	– 6.0% on Term Loan A – 12.0% on Term Loan B	+ 6.0% on Term Loan A + 12.0% on Term Loan B	Per agreement

Capital Equipment Group, Inc.	November 30, 2012		– 1.25% on Term Loan	Per loan amendment

CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment

Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Coll Materials Group LLC	July 1, 2012	– 12.0% on Term Loan A	+ 15.0% on Term Loan A	Per loan amendment

HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement

Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan + 0.5% on Senior Term Loan & Revolver		Per loan amendment

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

(10)	Cost amounts represent unearned income related to undrawn commitments.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment was on PIK non-accrual status as of December 31, 2012.

(13)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(14)	NDSSI Holdings, LLC was under negotiation and, as such, the maturity date of the facility had been temporarily suspended. The term loans and revolver were repaid in full in January 2013.

(15)	The legal documents for the Eagle Hospital Physicians, Inc. and Specialty Bakers LLC credit facilities state that the term loans are senior to the revolvers in the capital structures of those facilities. Thus, the unrealized appreciation (depreciation) on the loan tranches of these facilities has been allocated accordingly.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Coll Materials Group LLC (9)(12)	Environmental & facilities services
Second Lien Term Loan A, 12% cash due 11/1/2014		$7,372	$7,096	$1,238
Second Lien Term Loan B, 14% PIK due 11/1/2014		2,040	2,000	1,999
50% Membership interest in CD Holdco, LLC			3,127	—

			12,223	3,237

Statewide Holdings, Inc. (formerly Traffic Control and Safety Corp.)	Construction and Engineering
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015		15,000	14,981	15,023
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2015		14,059	14,042	14,068
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015 (10)			(6)	—
LC Facility, 8.5% cash due 8/10/2015 (10)			(6)	—
746,114 Series A Preferred Units			12,007	14,377
746,114 Common Stock Units			5,316	6,535
			46,334	50,003

Total Control Investments (5.9% of net assets)			$58,557	$53,240

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$2,924

			1,080	2,924

Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,293	4,290	4,268
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		24,134	24,126	23,995
4,668,788 shares of Preferred Stock			—	—
			28,416	28,263

Total Affiliate Investments (3.5% of net assets)			$29,496	$31,187

Non-Control/Non-Affiliate Investments (7)
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			$216	$—
191,977 Shares A Shares			192	—

			408	—

Fitness Edge, LLC	Leisure Facilities
1,000 Common Units (6)			43	200

			43	200

Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		$10,489	10,430	10,577
33,786 shares of Common Stock			345	568

			10,775	11,145

Rail Acquisition Corp.	Electronic manufacturing services
First Lien Revolver, 7.85% cash due 9/1/2013		3,835	3,835	3,835

			3,835	3,835

Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,020	6,951	7,200

			6,951	7,200

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,601	4,511	4,697
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,387	10,357	10,473
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,247	1,268

			16,115	16,438

idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,283	19,115	20,153

			19,115	20,153

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,394

			598	1,394

Trans-Trade, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,845	12,700	12,738
First Lien Term Loan B, 12% cash due 9/10/2014		6,226	6,203	3,193

			18,903	15,931

Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (13)			240	240

			240	240

Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(13)			677	677

			677	677

Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		19,581	19,402	19,604
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,190	22,997	23,052
First Lien Term Loan C, 30% PIK due 12/31/2014		1,111	1,111	1,083
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,465	2,483

			45,975	46,222

Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(13)			—	—

			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		9,467	9,362	9,659
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,282	9,181	9,464
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(21)	—

			18,522	19,123

NDSSI Holdings, LLC (9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,774	21,809
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,231	8,231	8,281
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,487	3,504
2,000 Series D Preferred Units			2,671	2,671

			36,163	36,265

Eagle Hospital Physicians, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,890	24,184
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,068	1,060

			24,958	25,244

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		10,764	10,597	10,804
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,935	11,098
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(53)	—

			21,479	21,902

Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,301	4,103	4,277
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,826	10,888
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		3,250	3,187	3,236

			18,116	18,401

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,553	20,297	21,037
First Lien Term Loan B, LIBOR+9% (2% floor) 1.25% PIK due 11/19/2015		24,048	23,755	24,669
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015 (10)			(155)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	6,278

			47,290	51,984

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		8,008	7,854	8,039
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,964	16,108	17,818
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,420	1,513
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	878
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	—

			27,882	28,248

Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest(13)			66	66

			66	66

Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,271	7,177	7,402
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015 (10)			(4)	—

			7,173	7,402

Drugtest, Inc. (formerly DISA, Inc.)	Human resources & employment services
First Lien Term Loan A LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,215	11,066	11,445
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,524	8,424	8,751
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (10)			(49)	—

			19,441	20,196

Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2012		100	100	102

			748	750

Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		13,653	13,419	13,654
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(28)	—

			13,391	13,654

Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,395	10,239	10,601
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,719	21,521	22,016
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (10)			(37)	—
65,903 Class A Units (6)			250	456

			31,973	33,073

U.S. Retirement Partners, Inc.
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016	Diversified financial services	32,350	31,991	32,767

			31,991	32,767

Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,804	6,671	6,803
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,194	20,821	20,630
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,357	2,245	2,447

			29,737	29,880

U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,885	9,772	9,871

			9,772	9,871

CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,748	34,111	35,280

			34,111	35,280

Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,563	24,121	24,859

			24,121	24,859

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		12,431	12,191	12,530
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,322	19,939	20,565
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (10)			(96)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	1,011

			33,034	34,106

Securus Technologies, Inc. (9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,119	22,952

			22,119	22,952

Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,880	8,803	8,939

			8,803	8,939

Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		14,906	14,779	14,969
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,722	11,626	11,919
First Lien Term Loan C, 18% PIK due 6/30/2016		3,254	3,232	3,271
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (10)			(29)	—

			29,608	30,159

Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (13)			487	487

			487	487

Charter Brokerage, LLC (9)	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		16,150	16,019	16,408
Mezzanine Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,246	10,171	10,399
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016 (10)			(55)	—

			26,135	26,807

Stackpole Powertrain International ULC	Auto parts & equipment
1,000 Common Units (13)			1,000	1,550

			1,000	1,550

Discovery Practice Management, Inc.	Healthcare services
Senior Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,417	6,350	6,451
Senior Term Loan B, 12% cash 3% PIK due 8/8/2016		6,441	6,380	6,602
Senior Revolver, LIBOR+7% cash due 8/8/2016		400	370	452

			13,100	13,505

CTM Group, Inc.	Leisure products
Mezzanine Term Loan A, 11% cash 2% PIK due 2/10/2017		10,746	10,654	10,750
Mezzanine Term Loan B, 18.4% PIK due 2/10/2017		3,807	3,780	3,916

			14,434	14,666

Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,385	5,291	5,386

			5,291	5,386

Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (13)			657	657

			657	657

Insight Pharmaceuticals LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,900	9,839	9,901
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,363	17,502

			27,202	27,403

National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		27,049	26,824	27,407
300,700.98 Class A Units (6)			301	247

			27,125	27,654

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(13)			385	385

			385	385

The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor)cash due 9/7/2016		12,805	12,713	13,003

			12,713	13,003

Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Mezzanine Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,133	10,027	10,290
225 Class A Preferred Units			225	241
2,500 Class A Common Units			25	74

			10,277	10,605

CPASS Acquisition Company	Internet software & services
Senior Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,856	4,772	4,969
Senior Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(16)	—

			4,756	4,969

Genoa Healthcare Holdings, LLC	Pharmaceuticals
Mezzanine Term Loan, 12% cash 2% PIK due 6/1/2017		12,712	12,606	12,926
500,000 Preferred units			475	516
500,000 Class A Common Units			25	155

			13,106	13,597

SolutionSet, Inc. (9)	Advertising
Senior Term Loan, LIBOR+6% (1% floor) cash due 12/21/2016		8,522	8,441	8,561

			8,441	8,561

Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,231	20,059	20,882

			20,059	20,882

ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest (13)			247	247

			247	247

Blue Coat Systems, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 2/15/2018		14,906	14,770	15,060
Second Lien Term Loan, LIBOR+10% (1.5% floor) cash due 8/15/2018		7,000	6,937	7,208

			21,707	22,268

CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		25,939	25,709	26,476

			25,709	26,476

Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (11)(13)			—	—

			—	—

World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		8,638	8,514	8,667
Senior Term Loan B, 12.5% cash due 3/30/2017		5,500	5,425	5,522
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(54)	—

			13,885	14,189

Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		13,964	13,839	14,082

			13,839	14,082

Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,128	10,036	10,164

			10,036	10,164

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
JTC Education, Inc.	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		11,500	11,394	11,573
17,391 Shares of Series A-1 Preferred Stock			313	290
17,391 Shares of Common Stock			187	—

			11,894	11,863

BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,685	5,646	5,668
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		350	341	396
500 Series A Preferred Shares			499	456
50,000 Common Shares			1	—

			6,487	6,520

Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		12,243	12,158	12,320
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(8)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	227

			12,400	12,547

MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		22,000	21,815	22,336

			21,815	22,336

PLATO, Inc.	Education services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 5/17/2018		14,812	14,812	14,804
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,093

			31,812	31,897

I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	27,007	27,352
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017			1	—
75,000 Class A Common Units of IDS Investments, LLC			750	591

			27,758	27,943

ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+7% (1.5% floor) cash due 6/8/2017		9,875	9,875	9,940

			9,875	9,940

Yeti Acquisition, LLC	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		27,650	27,622	28,036
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,988	12,275
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	1,500

			41,100	41,811

Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		10,000	10,000	10,026
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,569	17,569	17,597

			27,569	27,623

InvestRx Corporation	Diversified support services
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		24,805	24,786	24,805
First Lien Term Loan B, LIBOR+9.75% (1.25% floor) cash 1% PIK due 7/2/2017		18,370	18,356	18,370
First Lien Delayed Draw Term Loan, LIBOR+8.25% (1.25% floor) cash due 7/2/2014			—	—
First Lien Revolver, LIBOR+7.75% (1.25% floor) cash due 7/2/2017 (10)			(5)	—

			43,137	43,175

eResearch Technology, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 5/2/2018		13,500	13,500	13,500

			13,500	13,500

Connolly, LLC	Diversified support services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 7/15/2019		5,000	5,000	5,000

			5,000	5,000

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,520	18,520	18,520
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	675
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	75

			19,270	19,270

Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.25% floor) cash due 9/25/2017		10,000	10,000	10,000

			10,000	10,000

Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,895	13,895	13,895
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—

			13,895	13,895

Total Non-Control/Non-Affiliate Investments (133.2% of net assets)			$1,180,436	$1,203,681

Total Portfolio Investments (142.6% of net assets)			$1,268,489	$1,288,108

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

SolutionSet, Inc.	September 13, 2012	– 0.5% on Term Loan		Tier pricing per loan agreement

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Charter Brokerage, LLC	May 9, 2012	– 0.5% on Senior Term Loan & Revolver		Tier pricing per loan agreement

Coll Materials Group LLC	July 1, 2012	– 12.0% on Term Loan A	+ 15.0% on Term Loan A	Per loan amendment

HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement

Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan + 0.5% on Senior Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per loan amendment

Saddleback Fence and Vinyl Products, Inc.	October 31, 2011	+ 4.0% on Revolver		Per loan amendment

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

(10)	Cost amounts represent unearned income related to undrawn commitments.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment was on PIK non-accrual status as of September 30, 2012.

(13)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1.	Organization

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through December 31, 2012:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	8,451,486	10.79		91.2 million
December 7, 2012	Follow-on public offering	14,000,000	10.68		149.5 million
December 14, 2012	Underwriters’ partial exercise of over-allotment option	725,000	10.68		7.7 million

(1)	Average offering price.

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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.6 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285

As of December 31, 2012, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $21.3 million and do not yet have a locked interest rate. For the three months ended December 31, 2012 and 2011, the Company recorded interest expense of $1.6 million and $1.6 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.58 billion and $1.29 billion at December 31, 2012 and September 30, 2012, respectively. The portfolio investments represent 151.0% and 142.6% of net assets at December 31, 2012 and September 30, 2012, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.

Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.

Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization), cash flows, net income or revenues. The Company generally requires portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. The Company determines the fair value of its limited partnership interests based on the most recently available net asset value of the partnership.

Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.

The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•	Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The finance department prepares a valuation report for the Audit Committee of the Board of Directors;

•	The Audit Committee of the Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•

The Audit Committee of the Board of Directors reviews the preliminary valuations, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The fair value of all of the Company’s investments at December 31, 2012 and September 30, 2012 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

The Company has a portion of the portfolio valued by independent third parties on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.

Investment Income:

Interest income, adjusted for accretion of original issue discount or “OID,” is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.

Distributions of earnings from portfolio companies are recorded as dividend income when the distribution is received.

The Company has investments in debt securities which contain payment-in-kind or “PIK” interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.

Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments and the accreted portion of the debt origination fees. The Company capitalizes upfront debt origination fees, if any, received in connection with investments. The unearned fee income from such fees is accreted into fee income, based on the straight line method or effective interest method as applicable, over the life of the investment.

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

Gain on Extinguishment of Convertible Senior Notes:

The Company may repurchase its convertible senior notes (“Convertible Notes”) in accordance with the 1940 Act and the rules promulgated thereunder and may surrender these Convertible Notes to Deutsche Bank Trust Company Americas (the “Trustee”), as trustee, for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Convertible Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Convertible Notes, net of the proportionate amount of unamortized debt issuance costs.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $5.8 million that was held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s Wells Fargo credit facility and $1.5 million that was held at U.S.Bank, National Association in connection with the Company’s Sumitomo Mitsubishi Banking Corporation credit facility. The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo and Sumitomo Mitsui Banking Corporation, respectively, verify the Company’s compliance per the terms of the respective credit agreements.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Deferred Financing Costs:

Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s Consolidated Statement of Operations.

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $0.3 million of offering costs charged to capital during the three months ended December 31, 2012.

Income Taxes:

As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis (e.g., calendar year 2012). The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008, 2009 and 2010. The Company did not incur a federal excise tax for calendar year 2011 and does not expect to incur a federal excise tax for calendar year 2012. The Company may incur a federal excise tax in future years.

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

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2009, 2010 or 2011. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

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

At December 31, 2012, 151.0% of net assets or $1.58 billion was invested in 92 long-term portfolio investments and 3.6% of net assets or $37.4 million was invested in cash and cash equivalents. In comparison, at September 30, 2012, 142.6% of net assets or $1.29 billion was invested in 78 long-term portfolio investments and 8.2% of net assets or $74.4 million was invested in cash and cash equivalents. As of December 31, 2012, 77.5% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the three months ended December 31, 2012 and December 31, 2011, the Company recorded net realized gains (losses) of $0.6 million and ($16.6 million), respectively. During the three months ended December 31, 2012 and December 31, 2011, the Company recorded net unrealized appreciation (depreciation) of ($9.3 million) and $5.8 million, respectively.

The composition of the Company’s investments as of December 31, 2012 and September 30, 2012 at cost and fair value was as follows:

	December 31, 2012		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,522,238	$1,522,995	$1,226,489	$1,241,197
Investments in equity securities	47,930	57,453	42,000	46,911

Total	$1,570,168	$1,580,448	$1,268,489	$1,288,108

The composition of the Company’s debt investments as of December 31, 2012 and September 30, 2012 at fixed rates and floating rates was as follows:

	December 31, 2012		September 30, 2012
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$445,255	29.24%	$371,325	29.92%
Floating rate debt securities	1,077,740	70.76	869,872	70.08

Total	$1,522,995	100.00%	$1,241,197	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of December 31, 2012, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$979,514	$979,514
Investments in debt securities (second lien)	—	—	244,918	244,918
Investments in debt securities (subordinated)	—	—	298,563	298,563
Investments in equity securities (preferred)	—	—	25,912	25,912
Investments in equity securities (common)	—	—	31,541	31,541

Total investments at fair value	$—	$—	$1,580,448	$1,580,448

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

The following table provides a roll-forward in the changes in fair value from September 30, 2012 to December 31, 2012, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2012	$902,492	$133,258	$205,447	$24,240	$22,671	$1,288,108
New investments & net revolver activity	140,621	161,215	91,243	670	5,059	398,808
Redemptions/repayments	(55,422)	(47,757)	—	—	—	(103,179)
Net accrual of PIK interest income	1,914	184	1,109	200	—	3,407
Accretion of original issue discount	124	8	—	—	—	132
Net change in unearned income	1,206	343	86	—	—	1,635
Net unrealized appreciation (depreciation)	(12,027)	(2,603)	678	802	3,811	(9,339)
Unrealized adjustments due to deal exits	606	270	—	—	—	876
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of December 31, 2012	$979,514	$244,918	$298,563	$25,912	$31,541	$1,580,448

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2012	$(11,421)	$(2,333)	$678	$802	$3,811	$(8,463)

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to December 31, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	40,754	—	42,500	700	565	84,519
Redemptions/repayments	(78,715)	(32,133)	—	(688)	(11)	(111,547)
Net accrual of PIK interest income	695	562	866	161	—	2,284
Accretion of original issue discount	546	60	—	—	—	606
Net change in unearned income	1,102	708	(497)	—	—	1,313
Net unrealized appreciation (depreciation)	(5,069)	9,980	(406)	101	1,227	5,833
Unrealized adjustments due to deal exits	—	17,064	—	(12)	1	17,053
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of December 31, 2011	$834,405	$139,624	$123,696	$7,429	$14,744	$1,119,898

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2011 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2011	$(4,274)	$(7,084)	$(406)	$113	$1,226	$(10,425)

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
First lien debt	$942,263	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a)	(4.0%)	-	26.3%	2.5%
			Size premium	(a)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.7%)	-	4.6%	0.3%
	22,060	Market approach	EBITDA multiple	(b)	3.4x	-	6.7x	6.7x
	15,191	Asset recovery approach	Recovery rate		40.0%	-	100%	70.0%
Second lien & subordinated debt	543,481	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.8%	-	8.5%	2.2%
			Size premium	(a)	0.5%	-	2.0%	0.6%
			Industry premium/(discount)	(a)	(1.7%)	-	1.2%	0.1%
Preferred & common equity	57,453	Market and income approach	Weighted average cost of capital		13.0%	-	28.0%	14.0%
			Company specific risk premium	(a)	1.0%	-	10.0%	3.4%
			Revenue growth rate		1.0%	-	32.9%	6.5%
			EBITDA multiple	(b)	4.2x	-	10.9x	4.6x

Total	$1,580,448

(a)	Used when market participant would take into account this premium or discount when pricing the investment

(b)	Used when market participant would use such multiples when pricing the investment

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2012 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$218,000	$218,000	$—	$—	$218,000
SBA debentures payable	181,750	154,947	—	—	154,947
Convertible senior notes payable	115,000	117,013	—	—	117,013
Senior unsecured notes payable	75,000	71,610	—	71,610	—

Total	$589,750	$561,570	$—	$71,610	$489,960

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

The Company uses the most recently available unadjusted quoted price to calculate the fair value of its senior unsecured notes which trade under the symbol “FSCE” on the New York Stock Exchange. As such, these securities are included in Level 2 of the hierarchy.

The Company’s off-balance sheet arrangements consisted of $114.0 million and $102.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2012 and September 30, 2012, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2012 and September 30, 2012 is shown in the table below:

	December 31, 2012	September 30, 2012
Welocalize, Inc.	$10,000	$10,000
Deltek, Inc.	10,000	—
Yeti Acquisition, LLC	7,500	7,500
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Traffic Solutions Holdings, Inc.	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Reliance Communications, LLC	5,000	—
Teaching Strategies, LLC	4,500	—
InvestRx Corporation	4,300	5,000
Phoenix Brands Merger Sub LLC	4,286	4,071
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc.	4,000	4,000
Cardon Healthcare Network, LLC	3,000	3,000
Discovery Practice Management, Inc.	2,700	2,600
Drugtest, Inc.	2,500	4,000
Charter Brokerage, LLC	2,400	7,353
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	2,000
Beecken Petty O’Keefe Fund IV, LP (limited partnership interest)	2,000	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500
Ansira Partners, Inc.	1,190	1,190
Milestone Partners IV, LP (limited partnership interest)	1,105	1,343
Garretson Firm Resolution Group, Inc.	1,063	—
BMC Acquisition, Inc.	1,050	900
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	1,000
Bunker Hill Capital II (QP), LP (limited partnership interest)	915	934
ACON Equity Partners III, LP (limited partnership interest)	758	753
HealthDrive Corporation	750	750
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	539	615
Advanced Pain Management	400	400
Baird Capital Partners V, LP (limited partnership interest)	391	513
Riverside Fund IV, LP (limited partnership interest)	351	323
Specialty Bakers, LLC	—	750
Eagle Hospital Physicians, Inc.	—	1,400
Rail Acquisition Corp.	—	6,165
Saddleback Fence and Vinyl Products, Inc.	—	100

Total	$113,959	$102,525

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2012		September 30, 2012
Cost:
First lien debt	$977,738	62.27%	$888,690	70.06%
Second lien debt	250,091	15.93	135,828	10.71
Subordinated debt	294,409	18.75	201,971	15.92
Purchased equity	39,902	2.54	34,516	2.72
Equity grants	4,724	0.30	4,724	0.37
Limited partnership interests	3,304	0.21	2,760	0.22

Total	$1,570,168	100.00%	$1,268,489	100.00%

Fair Value:
First lien debt	$979,514	61.98%	$902,492	70.06%
Second lien debt	244,918	15.50	133,258	10.35
Subordinated debt	298,563	18.89	205,447	15.95
Purchased equity	47,653	3.02	38,600	3.00
Equity grants	6,318	0.40	5,551	0.43
Limited partnership interests	3,482	0.21	2,760	0.21

Total	$1,580,448	100.00%	$1,288,108	100.00%

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

	December 31, 2012		September 30, 2012
Cost:
Northeast U.S.	$502,643	32.01%	$440,689	34.74%
Southeast U.S.	353,748	22.53	230,667	18.18
Southwest U.S.	296,783	18.90	251,751	19.85
West U.S.	208,399	13.27	206,522	16.28
Midwest U.S.	207,595	13.22	137,860	10.87
Canada	1,000	0.07	1,000	0.08

Total	$1,570,168	100.00%	$1,268,489	100.00%

Fair Value:
Northeast U.S.	$511,651	32.37%	$442,111	34.32%
Southeast U.S.	356,506	22.56	236,808	18.38
Southwest U.S.	295,605	18.70	254,509	19.76
West U.S.	216,002	13.67	212,939	16.53
Midwest U.S.	198,576	12.56	140,191	10.88
Canada	2,108	0.14	1,550	0.13

Total	$1,580,448	100.00%	$1,288,108	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012		September 30, 2012
Cost:
Healthcare services	$208,503	13.28%	$168,914	13.32%
Education services	147,663	9.40	99,033	7.81
Diversified support services	143,787	9.16	111,362	8.78
IT consulting & other services	110,260	7.02	44,979	3.55
Internet software & services	107,975	6.88	73,753	5.81
Healthcare equipment	82,359	5.25	82,808	6.53
Oil & gas equipment services	77,979	4.97	60,245	4.75
Advertising	59,221	3.77	53,665	4.23
Leisure products	55,435	3.53	55,534	4.38
Leisure facilities	47,096	3.00	29,651	2.34
Construction and engineering	46,014	2.93	46,334	3.65
Diversified financial services	40,134	2.56	38,479	3.03
Pharmaceuticals	38,609	2.46	40,309	3.18
Electronic equipment & instruments	36,545	2.33	36,163	2.85
Apparel, accessories & luxury goods	35,934	2.29	37,919	2.99
Human resources & employment services	34,121	2.17	19,441	1.53
Specialty stores	32,906	2.10	33,034	2.60
Auto parts & equipment	32,602	2.08	1,000	0.08
Household products	29,245	1.86	29,738	2.34
Home improvement retail	28,883	1.84	28,415	2.24
Integrated telecommunication services	22,047	1.40	31,994	2.52
Environmental & facilities services	21,009	1.34	21,026	1.66
Distributors	19,238	1.23	19,115	1.51
Air freight and logistics	19,068	1.21	18,903	1.49
Food distributors	17,928	1.14	18,115	1.43
Industrial machinery	16,639	1.06	21,052	1.66
Restaurants	13,901	0.89	19,130	1.51
Research & consulting services	13,027	0.83	13,885	1.09
Security & alarm services	13,005	0.83	—	0.00
Construction materials	7,006	0.45	6,951	0.55
Consumer finance	4,852	0.31	—	0.00
Multi-sector holdings	3,301	0.19	2,759	0.21
Application software	2,941	0.18	—	0.00
Building products	735	0.05	748	0.06
Movies & entertainment	200	0.01	200	0.02
Electronic manufacturing services	—	0.00	3,835	0.30

Total	$1,570,168	100.00%	$1,268,489	100.00%

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2012		September 30, 2012
Fair Value:
Healthcare services	$211,472	13.38%	$174,933	13.58%
Education services	148,366	9.39	99,327	7.71
Diversified support services	145,753	9.22	113,021	8.77
Internet software & services	113,701	7.19	79,220	6.15
IT consulting & other services	111,211	7.04	45,746	3.55
Healthcare equipment	83,264	5.27	84,084	6.53
Oil & gas equipment services	79,871	5.05	62,087	4.82
Advertising	59,619	3.77	54,125	4.20
Leisure products	57,148	3.62	56,477	4.38
Construction & engineering	50,626	3.20	50,003	3.88
Leisure facilities	47,123	2.98	30,359	2.36
Diversified financial services	41,057	2.60	39,288	3.05
Pharmaceuticals	39,590	2.50	41,000	3.18
Electronic equipment & instruments	36,642	2.32	36,265	2.82
Apparel, accessories & luxury goods	36,616	2.32	38,413	2.98
Human resources & employment services	34,885	2.21	20,196	1.57
Specialty stores	33,753	2.14	34,106	2.65
Auto parts & equipment	33,710	2.13	1,550	0.12
Household products	29,299	1.85	29,880	2.32
Home improvement retail	28,491	1.80	28,263	2.19
Integrated telecommunication services	22,600	1.43	32,892	2.55
Distributors	20,231	1.28	20,153	1.56
Industrial machinery	17,472	1.11	21,750	1.69
Food distributors	15,191	0.96	18,400	1.43
Restaurants	14,390	0.91	19,468	1.51
Research & consulting services	13,404	0.85	14,189	1.10
Security & alarm services	13,005	0.82	—	0.00
Air freight & logistics	12,260	0.78	15,931	1.24
Environmental & facilities services	10,014	0.63	12,175	0.95
Construction materials	7,203	0.46	7,200	0.56
Consumer finance	5,000	0.32	—	0.00
Multi-sector holdings	3,482	0.21	2,760	0.22
Application software	3,000	0.19	—	0.00
Building products	737	0.05	750	0.06
Movies & entertainment	262	0.02	262	0.02
Electronic manufacturing services	—	0.00	3,835	0.30

Total	$1,580,448	100.00%	$1,288,108	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2012 and September 30, 2012, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2012 and December 31, 2011, no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 4.	Fee Income

The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 820, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing, advisory and structuring fees, are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of December 31, 2012 and September 30, 2012 were $9.9 million and $11.6 million, respectively.

As of December 31, 2012, the Company had structured $6.6 million in aggregate exit fees across eight portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

On December 7, 2012, the Company completed a follow-on public offering of 14,000,000 shares of its common stock at the offering price of $10.68 per share, with 725,000 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on December 14, 2012. The net proceeds totaled $151.4 million after deducting underwriting commissions of $5.6 million and offering costs of $0.3 million.

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2012 and December 31, 2011:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Earnings per common share — basic:
Net increase in net assets resulting from operations	$17,843	$10,184
Weighted average common shares outstanding — basic	94,889	72,376
Earnings per common share — basic	$0.19	$0.14
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$17,843	$10,184
Adjustments for interest on convertible senior notes, base management fees, incentive fees and gain on extinguishment of convertible senior notes	1,349	458

Net increase in net assets resulting from operations, as adjusted	$19,192	$10,642
Weighted average common shares outstanding — basic	94,889	72,376
Adjustments for dilutive effect of senior convertible notes	7,790	8,537

Weighted average common shares outstanding — diluted	102,679	80,913
Earnings per common share — diluted	$0.19	$0.13

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Board of Directors of the Company has declared and the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2011 to December 31, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million

(1)	Shares were purchased on the open market and distributed.

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

In May 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $30 million of the Company’s outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Company’s Board of Directors, the stock repurchase program will expire on May 7, 2013 and may be limited or terminated at any time without prior notice. As of December 31, 2012, the Company had not repurchased any shares of its common stock pursuant to this repurchase program.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2012, the Company had $83.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $83.0 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.039% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, the Company recorded interest expense of $0.8 million and $0.7 million, respectively, related to the Wells Fargo facility.

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

On November 30, 2012, the Company amended the ING facility to, among other things, (i) increase the borrowing capacity of the facility to $380 million, (ii) add five new banks to the syndicate group, (iii) increase the accordion feature of the facility to $600 million, (iv) reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor, assuming the Company maintains its current credit rating, (v) extend the period during which the Company may make and repay borrowings to November 30, 2015, and (vi) extend the maturity date to November 30, 2016. During December 2012 and January 2013, additional lenders were added to the ING facility and the borrowing capacity increased to $425 million. With the addition of the new lenders, the ING facility syndicate group now includes 12 lenders.

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

As of December 31, 2012, the Company had $135.0 million of borrowings outstanding under the ING facility, which had a fair value of $135.0 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.684% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, the Company recorded interest expense of $1.7 million and $1.4 million, respectively, related to the ING facility.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2012, there were no borrowings outstanding under the Sumitomo facility. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.805% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, the Company recorded interest expense of $0.4 million and $0.2 million, respectively, related to the Sumitomo facility.

As of December 31, 2012, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.

Interest expense for the three months ended December 31, 2012 and December 31, 2011 was $7.2 million and $5.7 million, respectively.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the three months ended December 31, 2012 and December 31, 2011 was as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
PIK balance at beginning of period	$18,431	$22,672
Gross PIK interest accrued	4,145	4,243
PIK income reserves(1)	(424)	(828)
PIK interest received in cash	(313)	(1,131)
Loan exits and other PIK adjustments	(5,020)	—

PIK balance at end of period	$16,819	$24,956

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of December 31, 2012, the Company had stopped accruing PIK interest on two investments. As of December 31, 2011, the Company had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended December 31, 2011.

The percentages of the Company’s portfolio investments at cost and fair value by accrual status as of December 31, 2012, September 30, 2012 and December 31, 2011 were as follows:

	December 31, 2012				September 30, 2012				December 31, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,551,741	98.83%	$1,579,376	99.93%	$1,256,265	99.04%	$1,284,872	99.75%	$1,112,527	96.71%	$1,109,720	99.09%
PIK non-accrual	18,427	1.17	1,072	0.07	12,224	0.96	3,236	0.25	15,636	1.36	4,007	0.36
Cash non-accrual(1)	—	—	—	—	—	—	—	—	22,256	1.93	6,171	0.55

Total	$1,570,168	100.00%	$1,580,448	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,150,419	100.00%	$1,119,898	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of the Company’s portfolio investments as of December 31, 2012, September 30, 2012 and December 31, 2011 was as follows:

	December 31, 2012	September 30, 2012	December 31, 2011
Coll Materials Group LLC	PIK non-accrual	PIK non-accrual	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
Rail Acquisition Corp.(1)	—	—	PIK non-accrual
Trans-Trade, Inc. – Term Loan B	PIK non-accrual	—	—

(1)	The Company no longer holds this investment.

Income non-accrual amounts for the three months ended December 31, 2012 and December 31, 2011 were as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Cash interest income	$—	$1,190
PIK interest income	424	828
OID income	—	90

Total	$424	$2,108

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 8.	Taxable/Distributable Income and Dividend Distributions

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

At September 30, 2012, the Company has net capital loss carryforwards of $41.8 million to offset net capital gains, to the extent provided by federal tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $30.0 million will not expire. During the year ended September 30, 2012, the Company realized capital losses from the sale of investments after October 31, 2011 and prior to calendar year end (“post-October capital losses”) of $65.8 million, which for tax purposes are treated as arising on the first day of the following year.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2012.

Net increase in net assets resulting from operations	$17,843
Net unrealized depreciation	9,339
Book/tax difference due to loan fees	(2,271)
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to interest income on certain loans	424
Book/tax difference due to capital losses not recognized	(626)
Other book-tax differences	(345)

Taxable/Distributable Income(1)	$24,342

(1)	The Company’s taxable income for the three months ended December 31, 2012 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2013. Therefore, the final taxable income may be different than the estimate.

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

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward net capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s Board of Directors has declared and the Company has paid the following distributions from inception to December 31, 2012:

Dividend Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	0.33
Special	12/18/2008	12/30/2008	1/29/2009	0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	0.0958
Monthly	8/6/2012	10/15/2012	10/31/2012	0.0958
Monthly	8/6/2012	11/15/2012	11/30/2012	0.0958
Monthly	8/6/2012	12/14/2012	12/28/2012	0.0958

For income tax purposes, the Company estimates that its distributions for the calendar year 2013 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2013.

As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar years 2009 and 2010, the Company incurred a de minimis federal excise tax for those calendar years. The Company did not incur a federal excise tax for calendar year 2011 and does not expect to incur a federal excise tax for calendar year 2012.

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

During the three months ended December 31, 2012, the Company recorded investment realization events, including the following:

•

In October 2012, the Company received a cash payment of $4.2 million from Rail Acquisition Corp. in full satisfaction of all obligations related to the revolving loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In October 2012, the Company received a cash payment of $5.4 million from Bojangles in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In October 2012, the Company received a cash payment of $21.9 million from Blue Coat Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In October 2012, the Company received a cash payment of $9.9 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations related to the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In November 2012, the Company received a cash payment of $8.5 million from SolutionSet, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•

During the three months ended December 31, 2012, the Company received cash payments of $33.7 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.6 million.

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

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended December 31, 2012, the Company recorded net unrealized depreciation of $9.3 million. This consisted of $13.1 million of net unrealized depreciation on debt investments and $0.8 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $4.6 million of net unrealized appreciation on equity investments. During the three months ended December 31, 2011, the Company recorded net unrealized appreciation of $5.8 million. This consisted of $1.3 million of net unrealized appreciation on equity investments and $17.1 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $12.6 million of net unrealized depreciation on debt investments.

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

For the three months ended December 31, 2012 and December 31, 2011, base management fees were $8.0 million and $5.7 million, respectively. At December 31, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $1.5 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

GAAP requires the Company to accrue for the theoretical capital gains incentive fee that would be payable after giving effect to the net realized and unrealized capital appreciation. It should be noted that a fee so calculated and accrued would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement.

The Company does not currently accrue for capital gains incentive fees due to the accumulated realized losses in the portfolio.

For the three months ended December 31, 2012 and December 31, 2011, incentive fees were $6.6 million and $5.2 million, respectively. At December 31, 2012, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $1.2 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

For the three months ended December 31, 2012, the Company accrued administrative expenses of $1.6 million, including $0.7 million of general and administrative expenses, which are due to FSC, Inc. At December 31, 2012, $0.7 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Note 12.	Financial Highlights

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Net asset value at beginning of period	$9.92	$10.07
Net investment income	0.28	0.29
Net unrealized appreciation (depreciation) on investments	(0.10)	0.08
Net realized gain (loss) on investments	0.01	(0.23)
Dividends paid	(0.29)	(0.32)
Issuance of common stock	0.06	—
Net asset value at end of period	$9.88	$9.89
Per share market value at beginning of period	$10.98	$9.32
Per share market value at end of period	$10.42	$9.57
Total return(1)	(2.39)%	6.08%
Common shares outstanding at beginning of period	91,048	72,376
Common shares outstanding at end of period	105,943	72,376
Net assets at beginning of period	$903,570	$728,627
Net assets at end of period	$1,046,879	$715,665
Average net assets(2)	$942,058	$725,333
Ratio of net investment income to average net assets(3)	11.18%	11.48%
Ratio of total expenses to average net assets(3)	10.62%	10.84%
Ratio of portfolio turnover to average investments at fair value	4.24%	5.38%
Weighted average outstanding debt(4)	$483,709	$438,146
Average debt per share	$5.10	$6.05

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Convertible Senior Notes

On April 12, 2011, the Company issued $152 million unsecured convertible senior notes, including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and the Trustee.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at December 31, 2012 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible senior notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three months ended December 31, 2012 and December 31, 2011, the Company recorded interest expense of $1.7 million and $1.9 million, respectively, related to the Convertible Notes.

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the three months ended December 31, 2012. During the three months ended December 31, 2011, the Company repurchased $10.5 million principal of the Convertible Notes in the open market for an aggregate purchase price of $8.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.3 million.

As of December 31, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.0 million.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14.	Senior Unsecured Notes

On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% senior unsecured notes due 2024 (“the 2024 Notes”) for net proceeds of approximately $72.8 million after deducting underwriting commissions of $2.2 million.

The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the “2024 Notes Indenture”), between the Company and the Trustee. The 2024 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.

Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum, beginning January 30, 2013. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2017. On November 1, 2012, the Company listed the 2024 Notes on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.

The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2012, the Company did not repurchase any of the 2024 Notes in the open market.

For the three months ended December 31, 2012, the Company recorded interest expense of $1.0 million related to the 2024 Notes.

As of December 31, 2012, there were $75.0 million 2024 Notes outstanding, which had a fair value of $71.6 million.

Note 15.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2012.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2012 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2012. Other factors that could cause actual results to differ materially include:

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

On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. Our stock was listed on the New York Stock Exchange until November 28, 2011 when we transferred the listing to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.”

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

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business.

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•	Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Audit Committee of our Board of Directors;

•	The Audit Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

•

The Audit Committee of our Board of Directors reviews the preliminary valuations, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.

The fair value of all of our investments at December 31, 2012, and September 30, 2012, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms by period were as follows:

For the quarter ended December 31, 2007	91.9%
For the quarter ended March 31, 2008	92.1%
For the quarter ended June 30, 2008	91.7%
For the quarter ended September 30, 2008	92.8%
For the quarter ended December 31, 2008	100.0%
For the quarter ended March 31, 2009	88.7%
For the quarter ended June 30, 2009	92.1	%(1)
For the quarter ended September 30, 2009	28.1%
For the quarter ended December 31, 2009	17.2	%(2)
For the quarter ended March 31, 2010	26.9%
For the quarter ended June 30, 2010	53.1%
For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%

(1)	96.0% excluding our investment in IZI Medical Products, Inc., which closed on June 30, 2009 and therefore was not valued by an independent valuation firm during such period

(2)	24.8% excluding four investments that closed in December 2009 and therefore were not valued by an independent valuation firm during such period

As of December 31, 2012 and September 30, 2012, approximately 96.0% and 92.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

Fee Income

We receive a variety of fees in the ordinary course of business. Certain fees, such as loan origination fees, if any, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs . In accordance with ASC 820, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing, advisory and structuring fees, are classified as fee income and recognized as they are earned.

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2012, we had structured $6.6 million in aggregate exit fees across eight portfolio investments upon the future exit of those investments.

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

For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our annual report on Form 10-K for the year ended September 30, 2012. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our consolidated financial statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $16.8 million and represented 1.1% of the fair value of our portfolio of investments as of December 31, 2012 and $18.4 million or 1.4% as of September 30, 2012. The net increase in loan balances as a result of contracted PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2012	September 30, 2012
Cost:
First lien debt	62.27%	70.06%
Second lien debt	15.93	10.71
Subordinated debt	18.75	15.92
Purchased equity	2.54	2.72
Equity grants	0.30	0.37
Limited partnership interests	0.21	0.22

Total	100.00%	100.00%

	December 31, 2012	September 30, 2012
Fair value:
First lien debt	61.98%	70.06%
Second lien debt	15.50	10.35
Subordinated debt	18.89	15.95
Purchased equity	3.02	3.00
Equity grants	0.40	0.43
Limited partnership interests	0.21	0.21

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments were as follows:

	December 31, 2012	September 30, 2012
Cost:
Healthcare services	13.28%	13.32%
Education services	9.40	7.81
Diversified support services	9.16	8.78
IT consulting & other services	7.02	3.55
Internet software & services	6.88	5.81
Healthcare equipment	5.25	6.53
Oil & gas equipment services	4.97	4.75
Advertising	3.77	4.23
Leisure products	3.53	4.38
Leisure facilities	3.00	2.34
Construction and engineering	2.93	3.65
Diversified financial services	2.56	3.03
Pharmaceuticals	2.46	3.18
Electronic equipment & instruments	2.33	2.85
Apparel, accessories & luxury goods	2.29	2.99
Human resources & employment services	2.17	1.53
Specialty stores	2.10	2.60
Auto parts & equipment	2.08	0.08
Household products	1.86	2.34
Home improvement retail	1.84	2.24
Integrated telecommunication services	1.40	2.52
Environmental & facilities services	1.34	1.66
Distributors	1.23	1.51
Air freight and logistics	1.21	1.49
Food distributors	1.14	1.43
Industrial machinery	1.06	1.66
Restaurants	0.89	1.51
Research & consulting services	0.83	1.09
Security & alarm services	0.83	0.00
Construction materials	0.45	0.55
Consumer finance	0.31	0.00
Multi-sector holdings	0.19	0.21
Application software	0.18	0.00
Building products	0.05	0.06
Movies & entertainment	0.01	0.02
Electronic manufacturing services	0.00	0.30

Total	100.00%	100.00%

	December 31, 2012	September 30, 2012
Fair Value:
Healthcare services	13.38%	13.58%
Education services	9.39	7.71
Diversified support services	9.22	8.77
Internet software & services	7.19	6.15
IT consulting & other services	7.04	3.55
Healthcare equipment	5.27	6.53
Oil & gas equipment services	5.05	4.82
Advertising	3.77	4.20
Leisure products	3.62	4.38
Construction & engineering	3.20	3.88
Leisure facilities	2.98	2.36
Diversified financial services	2.60	3.05
Pharmaceuticals	2.50	3.18
Electronic equipment & instruments	2.32	2.82
Apparel, accessories & luxury goods	2.32	2.98
Human resources & employment services	2.21	1.57
Specialty stores	2.14	2.65
Auto parts & equipment	2.13	0.12
Household products	1.85	2.32
Home improvement retail	1.80	2.19
Integrated telecommunication services	1.43	2.55
Distributors	1.28	1.56
Industrial machinery	1.11	1.69
Food distributors	0.96	1.43
Restaurants	0.91	1.51
Research & consulting services	0.85	1.10
Security & alarm services	0.82	0.00
Air freight & logistics	0.78	1.24
Environmental & facilities services	0.63	0.95
Construction materials	0.46	0.56
Consumer finance	0.32	0.00
Multi-sector holdings	0.21	0.22
Application software	0.19	0.00
Building products	0.05	0.06
Movies & entertainment	0.02	0.02
Electronic manufacturing services	0.00	0.30

Total	100.00%	100.00%

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

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value as of December 31, 2012 and September 30, 2012:

Investment Ranking	December 31, 2012				September 30, 2012
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$196,930	12.46%	2.72		$68,685	5.33%	2.72
2	1,345,195	85.11	4.18		1,212,993	94.17	3.96
3	37,251	2.36	NM	(1)	3,193	0.25	NM	(1)
4	—	—	—		—	—	—
5	1,072	0.07	NM	(1)	3,237	0.25	NM	(1)

Total	$1,580,448	100.00%	4.05		$1,288,108	100.00%	3.89

(1)	Due to operating performance this ratio is not measurable.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2012, we had modified the payment terms of our investments in 14 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of December 31, 2012, we had stopped accruing PIK interest on two investments. As of December 31, 2011, we had stopped accruing cash and/or PIK interest and original issue discount (“OID”) on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended December 31, 2011.

The percentages of our portfolio investments at cost and fair value by accrual status for the periods ended December 31, 2012, September 30, 2012 and December 31, 2011 were as follows:

	December 31, 2012				September 30, 2012				December 31, 2011
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,551,741	98.83%	$1,579,376	99.93%	$1,256,265	99.04%	$1,284,872	99.75%	$1,112,527	96.71%	$1,109,720	99.09%
PIK non-accrual	18,427	1.17	1,072	0.07	12,224	0.96	3,236	0.25	15,636	1.36	4,007	0.36
Cash non-accrual(1)	—	—	—	—	—	—	—	—	22,256	1.93	6,171	0.55

Total	$1,570,168	100.00%	$1,580,448	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,150,419	100.00%	$1,119,898	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2012, September 30, 2012, and December 31, 2011 was as follows:

	December 31, 2012	September 30, 2012	December 31, 2011
Coll Materials Group LLC	PIK non-accrual	PIK non-accrual	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
Rail Acquisition Corp.(1)	—	—	PIK non-accrual
Trans-Trade, Inc. – Term Loan B	PIK non-accrual	—	—

(1)	We no longer hold this investment as of December 31, 2012.

Income non-accrual amounts for the three months ended December 31, 2012 and December 31, 2011 were as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Cash interest income	$—	$1,190
PIK interest income	424	828
OID income	—	90

Total	$424	$2,108

Discussion and Analysis of Results and Operations

Results of Operations

The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio.

Comparison of three months ended December 31, 2012 and December 31, 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, servicing fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments.

Total investment income for the three months ended December 31, 2012 and December 31, 2011 was $51.8 million and $39.5 million, respectively. For the three months ended December 31, 2012, this amount primarily consisted of $38.6 million of interest income from portfolio investments (which included $3.7 million of PIK interest) and $12.8 million of fee income. For the three months ended December 31, 2011, this amount primarily consisted of $33.5 million of interest income from portfolio investments (which included $3.4 million of PIK interest) and $6.0 million of fee income.

The increase in our total investment income for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 19 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield on our debt investments from 12.3% to 12.0% during the year-over-year period.

Expenses

Expenses for the three months ended December 31, 2012 and December 31, 2011 were $25.2 million and $19.8 million, respectively. Expenses increased for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 by $5.4 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 41.1% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 26.5% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 10.4% increase in weighted average debt outstanding for the year-over-year period.

Gain on Extinguishment of Convertible Senior Notes

During the three months ended December 31, 2012, we did not repurchase any of our unsecured convertible senior notes (“Convertible Notes”) in the open market. During the three months ended December 31, 2011, we repurchased $10.5 million in principal amount of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $8.9 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the three months ended December 31, 2011 was $1.3 million. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future.

Net Investment Income

As a result of the $12.3 million increase in total investment income as compared to the $1.3 million decrease in the gain on extinguishment of debt and the $5.4 million increase in total expenses, net investment income for the three months ended December 31, 2012 reflected a $5.6 million, or 26.5%, increase compared to the three months ended December 31, 2011.

Realized Gain (Loss) on Investments

Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

During the three months ended December 31, 2012, we recorded investment realization events, including the following:

•

In October, 2012, we received a cash payment of $4.2 million from Rail Acquisition Corp. in full satisfaction of all obligations related to the revolving loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In October 2012, we received a cash payment of $5.4 million from Bojangles in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In October 2012, we received a cash payment of $21.9 million from Blue Coat Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In October 2012, we received a cash payment of $9.9 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations related to the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In November 2012, we received a cash payment of $8.5 million from SolutionSet, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•

During the three months ended December 31, 2012, we received cash payments of $33.7 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.6 million.

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

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended December 31, 2012, we recorded net unrealized depreciation of $9.3 million. This consisted of $13.1 million of net unrealized depreciation on debt investments and $0.8 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $4.6 million of net unrealized appreciation on equity investments. During the three months ended December 31, 2011, we recorded net unrealized appreciation of $5.8 million. This consisted of $1.3 million of net unrealized appreciation on equity investments and $17.1 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $12.6 million of net unrealized depreciation on debt investments.

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

For the three months ended December 31, 2012, we experienced a net decrease in cash and cash equivalents of $37.0 million. During that period, we used $280.1 million of cash in operating activities, primarily for the funding of $398.8 million of investments and net revolvers, partially offset by $103.2 million of principal payments, PIK payments and sale proceeds received and $26.6 million of net investment income. During the same period, cash provided by financing activities was $243.1 million, primarily consisting of $151.7 million of proceeds from issuances of our common stock, $31.8 million of net borrowings of SBA debentures, $16.7 million of net borrowings under our credit facilities and $75.0 million of proceeds from the issuance of senior unsecured notes, partially offset by $25.9 million of cash dividends paid, $0.5 million of offering costs paid and $5.7 million of deferred financing costs paid.

For the three months ended December 31, 2011, we experienced a net increase in cash and cash equivalents of $2.7 million. During that period, we had $4.0 million of cash provided by operating activities, primarily from $79.0 million of principal payments, PIK payments and sale proceeds received and $21.0 million of net investment income, offset by the funding of $84.5 million of investments and net revolvers. During the same period cash used by financing activities was $1.3 million, primarily consisting of $23.1 million of cash dividends paid, $8.9 million of net repurchases of our convertible senior notes, $0.3 million of offering costs paid and $0.2 million of deferred financing costs paid, partially offset by $31.2 million of net borrowings under our credit facilities.

As of December 31, 2012, we had $37.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.58 billion, $8.6 million of interest and fees receivable, $181.8 million of SBA debentures payable, $218.0 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $75.0 million of 2024 Notes payable and unfunded commitments of $114.0 million.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2012, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2011

The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958
January 14, 2013	March 15, 2013	March 29, 2013	0.0958
January 14, 2013	April 15, 2013	April 30, 2013	0.0958
January 14, 2013	May 15, 2013	May 31, 2013	0.0958

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through December 31, 2012:

Date	Transaction	Shares	Share Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Public offering(2)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(3)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million
September 14, 2012	Public offering(3)	8,451,486	10.79		91.2 million
December 2012	Public offering(3)	14,725,000	10.68		157.3 million

(1)	Average offering price
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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2012, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.6 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

As of December 31, 2012, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $21.3 million and do not yet have a locked interest rate. For the three months ended December 31, 2012 and 2011, we recorded interest expense of $1.6 million and $1.6 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2012, we had $83.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $83.0 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.039% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, we recorded interest expense of $0.8 million and $0.7 million, respectively related to the Wells Fargo facility.

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

On November 30, 2012, we amended our existing $230 million ING facility to, among other things: (i) increase the borrowing capacity of the facility to $380 million, (ii) add five new banks to the syndicate group, (iii) increase the accordion feature of the facility to $600 million, (iv) reduce the interest rate to LIBOR plus 2.75% per annum, with no LIBOR floor, assuming we maintain our current credit rating, (v) extend the period during which we may make and repay borrowings to November 30, 2015, and (vi) extend the maturity date to November 30, 2016. During December 2012 and January 2013, additional lenders were added to the ING facility and the borrowing capacity increased to $425 million. With the addition of the new lenders, the ING facility syndicate group now includes 12 lenders.

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

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of December 31, 2012, we had $135.0 million of borrowings outstanding under the ING facility, which had a fair value of $135.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.684% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, we recorded interest expense of $1.7 million and $1.4 million, respectively, related to the ING facility.

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR plus 2.25% per annum, with no LIBOR floor, permits us to make new borrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2012, we had no borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.805% for the three months ended December 31, 2012. For the three months ended December 31, 2012 and December 31, 2011, we recorded interest expense of $0.4 million and $0.2 million, respectively, related to the Sumitomo facility.

As of December 31, 2012, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.

The following table describes significant financial covenants with which we must comply under each of our credit facilities on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$636 million	$904 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$682 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.86:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $675 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2012	$751 million	$904 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	3.86:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.95:1

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2012. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended December 31, 2012.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2012.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2010. Amounts available and drawn are as of December 31, 2012.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million	$99 million	(1)	$83 million	$16 million	LIBOR + 2.75%
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%(2)
	11/30/2012	Amended credit facility	385 million	2.2 million	385 million		135 million	250 million	LIBOR + 2.75%(3)
SBA	2/16/2010	Received capital commitment	75 million	2.6 million
	9/21/2010	Received capital commitment	150 million	2.6 million
	7/23/2012	Received capital commitment	225 million	1.5 million	225 million		182 million	43 million	3.567%(4)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	68 million	(1)	—	68 million	LIBOR + 2.25%

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Assuming we maintain our current credit rating.
(4)	Weighted average interest rate of 3.567% (excludes the SBA annual charge of 0.285%) on $150 million of debentures; the remainder do not yet have a locked interest rate.

On April 12, 2011, we issued $152 million unsecured convertible senior notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).

The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at December 31, 2012 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three months ended December 31, 2012 and December 31, 2011, we recorded interest expense of $1.7 million and $1.9 million, respectively, related to the Convertible Notes.

We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the three months ended December 31, 2012, we did not repurchase any of the Convertible Notes in the open market. During the three months ended December 31, 2011, we repurchased $10.5 million in principal amount of the Convertible Notes in the open market for an aggregate purchase price of $8.9 million and surrendered them to the Trustee for cancellation.

As of December 31, 2012, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.0 million.

On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes for net proceeds of approximately $72.8 million after deducting underwriting commissions of $2.2 million.

The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the “2024 Notes Indenture”), between us and the Trustee. The 2024 Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum, beginning January 30, 2013. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. On November 1, 2012, we listed the 2024 Notes on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.

The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2012, we did not repurchase any of the 2024 Notes in the open market.

For the three months ended December 31, 2012, we recorded interest expense of $1.0 million related to the 2024 Notes.

As of December 31, 2012, there were $75.0 million 2024 Notes outstanding, which had a fair value of $71.6 million.

Interest expense for the three months ended December 31, 2012 and December 31, 2011 was $7.2 million and $5.7 million, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $114.0 million of unfunded commitments, which was comprised of $104.3 million to provide debt financing to certain of our portfolio companies and $9.7 million related to unfunded limited partnership interests. As of September 30, 2012, our only off-balance sheet arrangements consisted of $102.5 million, which was comprised of $94.3 million to provide debt financing to certain of our portfolio companies and $8.2 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2012 and September 30, 2012 is shown in the table below:

	December 31, 2012	September 30, 2012
Welocalize, Inc.	$10,000	$10,000
Deltek, Inc.	10,000	—
Yeti Acquisition, LLC	7,500	7,500
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Traffic Solutions Holdings, Inc.	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Reliance Communications, LLC	5,000	—
Teaching Strategies, LLC	4,500	—
InvestRx Corporation	4,300	5,000
Phoenix Brands Merger Sub LLC	4,286	4,071
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc.	4,000	4,000
Cardon Healthcare Network, LLC	3,000	3,000
Discovery Practice Management, Inc.	2,700	2,600
Drugtest, Inc.	2,500	4,000
Charter Brokerage, LLC	2,400	7,353
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Riverside Fund V, LP (limited partnership interest)	2,000	2,000
Beecken Petty O’Keefe Fund IV, LP (limited partnership interest)	2,000	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500

Ansira Partners, Inc.	1,190	1,190
Milestone Partners IV, LP (limited partnership interest)	1,105	1,343
Garretson Firm Resolution Group, Inc.	1,063	—
BMC Acquisition, Inc.	1,050	900
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	1,000
Bunker Hill Capital II (QP), LP (limited partnership interest)	915	934
ACON Equity Partners III, LP (limited partnership interest)	758	753
HealthDrive Corporation	750	750
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	539	615
Advanced Pain Management	400	400
Baird Capital Partners V, LP (limited partnership interest)	391	513
Riverside Fund IV, LP (limited partnership interest)	351	323
Specialty Bakers, LLC	—	750
Eagle Hospital Physicians, Inc.	—	1,400
Rail Acquisition Corp.	—	6,165
Saddleback Fence and Vinyl Products, Inc.	—	100

Total	$113,959	$102,525

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes and our 2024 Notes:

	Debt Outstanding as of September 30, 2012	Debt Outstanding as of December 31, 2012	Weighted average debt outstanding for the three months ended December 31, 2012	Maximum debt outstanding for the three months ended December 31, 2012
SBA debentures	$150,000	$181,750	$156,052	$181,750
Wells Fargo facility	60,251	83,000	60,809	$96,166
ING facility	141,000	135,000	85,793	$141,000
Sumitomo facility	—	—	5,728	$67,000
Convertible senior notes	115,000	115,000	115,000	$115,000
Senior unsecured notes	—	75,000	60,326	$75,000

Total debt	$466,251	$589,750	$483,708	$589,750

The following table reflects our contractual obligations arising from the SBA debentures, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes and our 2024 Notes:

	Payments due by period as of December 31, 2012
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$181,750	$—	$—	$—	$181,750
Interest due on SBA debentures	52,807	6,113	12,489	12,506	21,699
Wells Fargo facility	83,000	—	—	83,000	—
Interest due on Wells Fargo facility	8,148	2,456	4,911	781	—
ING facility	135,000	—	—	135,000	—
Interest due on ING facility	15,867	4,050	8,100	3,717	—
Sumitomo facility	—	—	—	—	—
Interest due on Sumitomo facility	—	—	—	—	—
Convertible Notes	115,000	—	—	115,000	—
Interest due on Convertible Notes	20,102	6,181	12,363	1,558	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	52,163	4,406	8,813	8,813	30,131

Total	$738,837	$23,206	$46,676	$360,375	$308,580

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income within the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2009 and 2010. We did not incur a federal excise tax for calendar year 2011 and do not expect to incur a federal excise tax for the calendar year 2012. We may incur a federal excise tax in future years.

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

Related Party Transactions

We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser will be equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2012 and December 31, 2011, we incurred fees of $14.7 million and $11.0 million, respectively, under the investment advisory agreement.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. FSC, Inc. has voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2012 and December 31, 2011, we have incurred expenses of $1.6 million and $1.1 million, respectively, under the administration agreement.

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

Recent Developments

During December 2012 and January 2013, additional lenders were added to the ING facility and our borrowing capacity increased to $425 million. With the addition of the new lenders, the ING facility syndicate group now includes 12 lenders.

On January 14, 2013, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on March 29, 2013 to stockholders of record on March 15, 2013;

•	$0.0958 per share, payable on April 30, 2013 to stockholders of record on April 15, 2013; and

•	$0.0958 per share, payable on May 31, 2013 to stockholders of record on May 15, 2013.

Effective January 15, 2013, our Board of Directors increased its size to eight members and appointed Ivelin M. Dimitrov, our Chief Investment Officer, to the Board for a one-year term to serve until our 2014 Annual Meeting of Stockholders.

At our Annual Meeting of Stockholders scheduled to be held on March 14, 2013, we intend to seek the approval of our stockholders to increase the number of authorized shares of our common stock from 150,000,000 to 250,000,000.

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

As of December 31, 2012, 70.8% of our debt investment portfolio (at fair value) and 70.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2012 and September 30, 2012 was as follows:

	December 31, 2012		September 30, 2012
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$68,159	6.32%	$72,609	8.35%
1% to under 2%	771,946	71.63	554,315	63.72
2% to under 3%	112,764	10.46	111,262	12.79
3% to under 4%	124,871	11.59	131,686	15.14
4% and over	—	—	—	—

Total	$1,077,740	100.00%	$869,872	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2012, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
100	$700	$(2,200)	$(1,500)
200	6,500	(4,400)	2,100
300	16,400	(6,500)	9,900
400	27,200	(8,700)	18,500
500	38,000	(10,900)	27,100

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2012 and September 30, 2012:

	December 31, 2012		September 30, 2012
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$37,438	$—	$74,393	$—
Prime rate	31,550	—	6,832	60,000
LIBOR
30 day	32,552	218,000	32,753	141,251
90 day	1,013,013	—	822,867	—
Fixed rate	457,474	371,750	377,522	265,000

Total	$1,572,027	$589,750	$1,314,367	$466,251

Item 4.	Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.

Item 1A.	Risk Factors.

There have been no material changes during the three months ended December 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in any sales of unregistered securities during the three months ended December 31, 2012, we issued a total of 169,769 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $1.7 million.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Stamford First Bank, a Division of The Bank of New Canaan, dated as of December 19, 2012.

10.2*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Deutsche Bank Trust Company Americas, dated as of January 7, 2013.

10.3*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and UBS Loan Finance, LLC, dated as of January 24, 2013.

10.4	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of November 30, 2012 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 4, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: February 6, 2013	By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Stamford First Bank, a Division of The Bank of New Canaan, dated as of December 19, 2012.

10.2*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Deutsche Bank Trust Company Americas, dated as of January 7, 2013.

10.3*	Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and UBS Loan Finance, LLC, dated as of January 24, 2013.

10.4	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of November 30, 2012 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on December 4, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.