Form 10-Q
period 2013-03-31
Fifth Street Finance Corp
filed 2013-05-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 120,755,545 shares of common stock outstanding as of May 7, 2013.

FIFTH STREET FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Fifth Street Finance Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except per share amounts)

(unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Investments at fair value:
Control investments (cost March 31, 2013: $58,360; cost September 30, 2012: $58,557)	$56,514	$53,240
Affiliate investments (cost March 31, 2013: $30,236; cost September 30, 2012: $29,496)	31,864	31,187
Non-control/Non-affiliate investments (cost March 31, 2013: $1,647,340; cost September 30, 2012: $1,180,436)	1,660,517	1,203,681

Total investments at fair value (cost March 31, 2013: $1,735,936; cost September 30, 2012: $1,268,489)	1,748,895	1,288,108
Cash and cash equivalents	38,169	74,393
Interest and fees receivable	10,584	7,652
Due from portfolio company	855	3,292
Receivables from unsettled transactions	—	1,750
Deferred financing costs	17,108	13,751
Other assets	736	56

Total assets	$1,816,347	$1,389,002

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,878	$978
Base management fee payable	7,591	6,573
Incentive fee payable	7,001	5,579
Due to FSC, Inc.	1,252	1,630
Interest payable	2,342	4,219
Payments received in advance from portfolio companies	24	40
Offering costs payable	—	162
Credit facilities payable	373,548	201,251
SBA debentures payable	181,750	150,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	75,000	—

Total liabilities	765,386	485,432
Net assets:
Common stock, $0.01 par value, 250,000 and 150,000 shares authorized at March 31, 2013 and September 30, 2012, respectively; 106,209 and 91,048 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	1,062	910
Additional paid-in-capital	1,174,678	1,019,053
Net unrealized appreciation on investments	13,337	19,998
Net realized loss on investments and interest rate swap	(127,584)	(128,062)
Accumulated overdistributed net investment income	(10,532)	(8,329)

Total net assets (equivalent to $9.90 and $9.92 per common share at March 31, 2013 and September 30, 2012, respectively) (Note 12)	1,050,961	903,570

Total liabilities and net assets	$1,816,347	$1,389,002

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Six months ended March 31, 2013	Six months ended March 31, 2012
Interest income:
Control investments	$876	$211	$1,758	$432
Affiliate investments	725	690	1,309	1,394
Non-control/Non-affiliate investments	36,019	28,183	69,473	57,309
Interest on cash and cash equivalents	5	14	8	18

Total interest income	37,625	29,098	72,548	59,153

PIK interest income:
Control investments	108	—	216	38
Affiliate investments	308	155	765	310
Non-control/Non-affiliate investments	3,631	2,737	6,786	5,959

Total PIK interest income	4,047	2,892	7,767	6,307

Fee income:
Control investments	114	—	213	—
Affiliate investments	12	146	24	254
Non-control/Non-affiliate investments	11,800	9,905	24,483	15,790

Total fee income	11,926	10,051	24,720	16,044

Dividend and other income:
Non-control/Non-affiliate investments	1,089	39	1,435	72

Total dividend and other income	1,089	39	1,435	72

Total investment income	54,687	42,080	106,470	81,576

Expenses:
Base management fee	8,891	5,391	16,937	11,132
Incentive fee	7,001	5,698	13,640	10,945
Professional fees	784	600	1,972	1,691
Board of Directors fees	122	70	251	126
Interest expense	7,761	5,602	14,917	11,326
Administrator expense	670	708	1,600	1,524
General and administrative expenses	1,455	1,256	2,594	2,394

Total expenses	26,684	19,325	51,911	39,138

Base management fee waived	(1,300)	—	(1,300)	—

Net expenses	25,384	19,325	50,611	39,138
Gain on extinguishment of unsecured convertible notes	—	36	—	1,341

Net investment income	29,303	22,791	55,859	43,779

Unrealized appreciation (depreciation) on investments:
Control investments	4,693	(25)	3,471	1,089
Affiliate investments	93	10,610	(63)	9,327
Non-control/Non-affiliate investments	(2,106)	(2,538)	(10,067)	3,465

Net unrealized appreciation (depreciation) on investments	2,680	8,047	(6,659)	13,881

Realized gain (loss) on investments:
Control investments	—	—	—	—
Affiliate investments	—	(10,693)	—	(10,620)
Non-control/Non-affiliate investments	(149)	(89)	478	(16,800)

Net realized gain (loss) on investments	(149)	(10,782)	478	(27,420)

Net increase in net assets resulting from operations	$31,834	$20,056	$49,678	$30,240

Net investment income per common share — basic	$0.28	$0.29	$0.56	$0.58
Earnings per common share — basic	$0.30	$0.25	$0.49	$0.40
Weighted average common shares outstanding — basic	106,022	79,534	100,394	75,935
Net investment income per common share — diluted	$0.27	$0.28	$0.54	$0.54
Earnings per common share — diluted	$0.29	$0.24	$0.48	$0.38
Weighted average common shares outstanding — diluted	113,812	87,943	108,266	84,084

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(unaudited)

	Six months ended March 31, 2013	Six months ended March 31, 2012
Operations:
Net investment income	$55,859	$43,779
Net unrealized appreciation (depreciation) on investments	(6,659)	13,881
Net realized gain (loss) on investments	478	(27,420)

Net increase in net assets resulting from operations	49,678	30,240

Stockholder transactions:
Distributions to stockholders	(58,063)	(45,867)

Net decrease in net assets from stockholder transactions	(58,063)	(45,867)

Capital share transactions:
Issuance of common stock, net	151,309	99,876
Issuance of common stock under dividend reinvestment plan	4,467	446

Net increase in net assets from capital share transactions	155,776	100,322

Total increase in net assets	147,391	84,695

Net assets at beginning of period	903,570	728,627

Net assets at end of period	$1,050,961	$813,322

Net asset value per common share	$9.90	$9.87

Common shares outstanding at end of period	106,209	82,421

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.

Consolidated Statements of Cash Flows

(in thousands, except per share amounts)

(unaudited)

	Six months ended March 31, 2013	Six months ended March 31, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$49,678	$30,240
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Gain on extinguishment of convertible notes	—	(1,341)
Net unrealized (appreciation) depreciation on investments	6,659	(13,881)
Net realized (gain) loss on investments	(478)	27,420
PIK interest income	(7,767)	(6,307)
Recognition of fee income	(24,720)	(16,044)
Accretion of original issue discount on investments	(283)	(914)
Amortization of deferred financing costs	2,623	2,051
Changes in operating assets and liabilities:
Fee income received	21,148	12,578
Increase in interest and fees receivable	(2,596)	(225)
(Increase) decrease in due from portfolio company	2,437	(105)
Decrease in receivables from unsettled transactions	1,750	—
(Increase) decrease in other assets	(680)	26
Increase in accounts payable, accrued expenses and other liabilities	900	483
Increase (decrease) in base management fee payable	1,018	(319)
Increase in incentive fee payable	1,422	700
Decrease in due to FSC, Inc.	(378)	(63)
Decrease in interest payable	(1,877)	(360)
Decrease in payments received in advance from portfolio companies	(16)	(8)
Purchases of investments and net revolver activity, net of syndications	(735,531)	(204,346)
Principal payments received on investments (scheduled payments)	22,328	23,309
Principal payments received on investments (payoffs)	198,463	228,604
PIK interest income received in cash	4,598	1,798
Proceeds from the sale of investments	54,461	11,549

Net cash provided (used) by operating activities	(406,841)	94,845

Cash flows from financing activities:
Distributions paid in cash	(53,595)	(45,421)
Borrowings under SBA debentures payable	31,750	—
Borrowings under credit facilities	575,548	223,500
Repayments of borrowings under credit facilities	(403,251)	(314,024)
Proceeds from the issuance of unsecured notes	72,465	—
Repurchases of unsecured convertible notes	—	(9,378)
Proceeds from the issuance of common stock	151,667	100,700
Deferred financing costs paid	(3,445)	(1,973)
Offering costs paid	(522)	(715)

Net cash provided (used) by financing activities	370,617	(47,311)

Net increase (decrease) in cash and cash equivalents	(36,224)	47,534
Cash and cash equivalents, beginning of period	74,393	67,644

Cash and cash equivalents, end of period	$38,169	$115,178

Supplemental information:
Cash paid for interest	$14,371	$9,840
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$4,467	$446

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Coll Materials Group LLC (9)(12)	Environmental & facilities services
Second Lien Term Loan A, 12% cash due 11/1/2014		$7,658	$7,096	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014		2,113	2,000	1,000
50% Membership interest in CD Holdco, LLC			3,128	—

			12,224	1,000

Traffic Solutions Holdings, Inc. (formerly Statewide Holdings, Inc.)	Construction and Engineering
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015		14,557	14,550	14,646
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2015		14,275	14,268	14,346
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015 (10)			(3)	—
LC Facility, 8.5% cash due 8/10/2015 (10)			(3)	—
746,114 Series A Preferred Units			12,008	15,113
746,114 Common Stock Units			5,316	11,409

			46,136	55,514

Total Control Investments (5.4% of net assets)			$58,360	$56,514

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,053

			1,080	3,053

Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,315	4,304	4,253
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		24,877	24,852	24,558
4,668,788 shares of Preferred Stock			—	—

			29,156	28,811

Total Affiliate Investments (3.0% of net assets)			$30,236	$31,864

Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure Facilities
1,000 Common Units			$43	$210

			43	210

Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		$3,965	3,952	3,972
33,786 shares of Common Stock			345	861

			4,297	4,833

Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,109	7,060	7,243

			7,060	7,243

Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200

			200	262

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,201	4,170	4,283
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,466	10,456	10,488
First Lien Revolver, 12% cash due 7/17/2013		2,500	2,499	2,514

			17,125	17,285

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,335

			598	1,335

Trans-Trade Brokers, Inc. (9)	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		13,464	13,351	13,463
First Lien Term Loan B, 12% cash due 9/10/2014 (13)		6,482	6,203	—

			19,554	13,463

Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (14)			362	337

			362	337

Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(14)			731	679

			731	679

Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		17,545	17,417	17,619
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,485	23,336	23,426
First Lien Term Loan C, 30% PIK due 12/31/2014		1,286	1,286	1,260
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,473	2,500

			44,512	44,805

Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(14)			—	—

			—	—

Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		8,362	8,283	8,549
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,353	9,271	9,582
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(17)	—

			17,537	18,131

Eagle Hospital Physicians, Inc. (9)(12)(15)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,929	18,733
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,071	—

			25,000	18,733

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		9,408	9,295	9,418
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,969	11,001
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(40)	—

			20,224	20,419

Specialty Bakers LLC (15)	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		3,836	3,680	3,836
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,860	11,000
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,750	2,699	69

			17,239	14,905

Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,457

			3,393	7,457

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		5,466	5,393	5,463
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		18,240	16,677	17,700
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,482	1,442	1,480
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	1,442
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	29
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—

			26,148	26,114

Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (14)			94	4

			94	4

Drugtest, Inc.	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		10,493	10,351	10,607
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,589	8,493	8,675
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015		4,500	4,453	4,541

			23,297	23,823

Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		635	635	636
First Lien Revolver, 8% cash due 11/30/2013		100	100	101

			735	737

Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		11,415	11,190	11,401
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(27)	—

			11,163	11,401

Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,058	9,906	10,156
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,014	20,833	21,222
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (10)			(35)	—
65,903 Class A Units			250	508

			30,954	31,886

U.S. Retirement Partners, Inc.	Diversified financial services
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016		33,563	33,217	33,847

			33,217	33,847

Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,161	6,054	6,108
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,197	20,866	20,851
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,357	2,262	2,365

			29,182	29,324

U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,387	9,293	9,368

			9,293	9,368

CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,881	34,348	35,174

			34,348	35,174

Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,438	24,039	24,444

			24,039	24,444

Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		11,948	11,726	12,004
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,402	20,042	20,453
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (10)			(90)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	309

			32,678	32,766

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Securus Technologies, Inc. (9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		12,500	12,306	12,735

			12,306	12,735

Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,857	8,790	8,916

			8,790	8,916

Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		28,696	28,593	28,692
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		17,898	17,815	17,935
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (10)			(25)	—

			46,383	46,627

Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (14)			649	733

			649	733

Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		30,225	30,117	30,810
Subordinated Term Loan, 11.75% cash 2% PIK due 7/13/2017		11,857	11,792	11,850
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016 (10)			(48)	—

			41,861	42,660

Stackpole Powertrain International ULC	Auto parts & equipment
1,000 Common Units (14)			1,000	2,687

			1,000	2,687

Discovery Practice Management, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,112	6,059	6,177
First Lien Term Loan B, 12% cash 3% PIK due 8/8/2016		6,539	6,490	6,596
First Lien Revolver, LIBOR+7% cash due 8/8/2016		850	825	894

			13,374	13,667

CTM Group, Inc.	Leisure products
Subordinated Term Loan A, 11% cash 2% PIK due 2/10/2017		10,856	10,774	10,908
Subordinated Term Loan B, 18.4% PIK due 2/10/2017		4,163	4,139	4,289

			14,913	15,197

Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (14)			895	1,021

			895	1,021

Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		13,517	13,426	13,703

			13,426	13,703

National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,026	28,825	29,535
300,700.98 Class A Units			301	316

			29,126	29,851

RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(14)			461	523

			461	523

The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016		12,610	12,530	12,620

			12,530	12,620

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		12,223	12,127	12,349
264.37 Class A Preferred Units			264	292
2,954.87 Class A Common Units			36	145

			12,427	12,786

CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,724	4,638	4,780
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(14)	—

			4,624	4,780

Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016		9,000	9,000	9,025
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		12,842	12,747	13,094
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016			—	—
500,000 Preferred units (6)			261	261
500,000 Class A Common Units			25	421

			22,033	22,801

Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,385	20,230	21,005

			20,230	21,005

ACON Equity Partners III, LP	Multi- sector holdings
0.31% limited partnership interest (6)(14)			222	208

			222	208

CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		26,337	26,128	27,064

			26,128	27,064

Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (14)			147	147

			147	147

World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		11,080	10,965	11,174
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,930	7,063
First Lien Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(50)	—

			17,845	18,237

Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		14,077	13,964	14,355

			13,964	14,355

Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,270	10,187	10,490

			10,187	10,490

JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,404	14,621
17,391 Shares of Series A-1 Preferred Stock			313	195
17,391 Shares of Common Stock			187	—

			14,904	14,816

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,555	5,520	5,534
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		115	107	146
500 Series A Preferred Shares			500	450
50,000 Common Shares			1	—

			6,128	6,130

Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		11,730	11,655	11,730
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(7)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	277

			11,898	12,007

MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		27,000	26,833	27,620

			26,833	27,620

Edmentum, Inc. (formerly PLATO, Inc.)	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,232

			17,000	17,232

I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	26,996	27,683
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)			(1)	—
75,000 Class A Common Units of IDS Investments, LLC			750	689

			27,745	28,372

ConvergeOne Holdings Corp.	Integrated telecommunication services
First Lien Term Loan, LIBOR+7% (1.5% floor) cash due 6/8/2017		9,625	9,625	9,718

			9,625	9,718

Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		26,950	26,943	27,566
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,997	12,185
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(3)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,219

			40,437	42,970

Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		9,180	9,180	9,227
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,703	17,703	18,021

			26,883	27,248

InvestRx Corporation	Diversified support services
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		24,155	24,149	24,157
First Lien Term Loan B, LIBOR+9.75% (1.25% floor) cash 1% PIK due 7/2/2017		18,371	18,366	18,271
First Lien Delayed Draw Term Loan, LIBOR+8.25% (1.25% floor) cash due 7/2/2014			—	—
First Lien Revolver, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		600	599	788

			43,114	43,216

PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,661	18,661	18,944
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	714
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	109

			19,411	19,767

Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.25% floor) cash due 9/25/2017		9,950	9,950	10,045

			9,950	10,045

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,374	13,374	13,374
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—

			13,374	13,374

Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(14)			—	—

			—	—

CompuCom Systems, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/4/2019		30,850	30,850	31,144

			30,850	31,144

Deltek, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019		20,000	20,000	20,037
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017			—	—

			20,000	20,037

First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019		25,000	25,000	25,281
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017			—	—

			25,000	25,281

Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,252	30,252	30,298
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,403

			31,752	31,701

IG Investments Holdings, LLC	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/31/2020		10,000	10,000	10,010

			10,000	10,010

SumTotal Systems LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019		15,000	15,000	15,013

			15,000	15,013

Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		10,050	10,050	10,142
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,216

			12,050	12,358

Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017		22,369	22,350	22,391
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017		11,333	11,324	11,344
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017		1,250	1,246	1,348

			34,920	35,083

Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018		7,450	7,450	7,446
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,000	5,000	4,997
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017		219	219	251
4,950,000 Preferred Units in GRG Holdings, LP			495	475
50,000 Common Units in GRG Holdings, LP			5	—

			13,169	13,169

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017		31,025	31,004	31,297
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017		14,601	14,592	14,614
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)			(3)	—

			45,593	45,911

Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,544	12,544	12,543
500 Class A Common Units in Omniplex Holdings Corp.			500	438

			13,044	12,981

Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,587	15,587	15,608

			15,587	15,608

Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019		21,500	21,500	21,556

			21,500	21,556

Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019		7,000	7,000	7,013

			7,000	7,013

AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		114,000	113,956	114,000
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)			(2)	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			2,000	2,041

			115,954	116,041

CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		10,031	10,031	10,135
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	624

			10,531	10,759

EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		10,733	10,733	10,733

			10,733	10,733

Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 12/26/2018		10,000	10,000	10,000

			10,000	10,000

Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(14)			389	389

			389	389

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015		10,000	10,000	10,000

			10,000	10,000

RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017		1,000	305	1,000

			305	1,000

SESAC Holdco II LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/28/2019		4,000	4,000	4,000

			4,000	4,000

Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018		24,000	24,000	24,192

			24,000	24,192

Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2018		5,225	5,186	5,225

			5,186	5,225

TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018		15,000	15,000	15,000

			15,000	15,000

American Renal Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 2/27/2018		3,000	3,000	3,000

			3,000	3,000

ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018		95,000	94,938	95,000
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018		4,000	3,993	4,000

			98,931	99,000

Joerns Healthcare, LLC	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018		20,000	20,000	20,000

			20,000	20,000

Total Non-Control/Non-Affiliate Investments (157.9% of net assets)			$1,647,340	$1,660,517

Total Portfolio Investments (166.3% of net assets)			$1,735,936	$1,748,895

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

March 31, 2013

(unaudited)

(4)	Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.

(9)	Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

Phoenix Brands Merger Sub LLC	March 1, 2013	+ 0.25% on Senior Term Loan + 0.25% on Revolver + 0.75% on Subordinated Term Loan		Tier pricing per loan amendment

HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment

JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment

Mansell Group, LLC	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement

Physicians Pharmacy Alliance, Inc.	January 1, 2013	+ 1.0% on Term Loan + 3.0% on Revolver	+ 1.0% on Term Loan	Per loan amendment

Coll Materials Group LLC	January 1, 2013		– 3.0% on Term Loan B	Per loan amendment

Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment

Trans-Trade, Inc.	December 1, 2012	– 12.0% on Term Loan B	+ 12.0% on Term Loan B	Per agreement

Capital Equipment Group, Inc.	November 30, 2012		– 1.25% on Term Loan	Per loan amendment

CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment

Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment was on cash non-accrual status as of March 31, 2013.

(13)	Investment was on PIK non-accrual status as of March 31, 2013.

(14)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(15)	The loan agreements for the Eagle Hospital Physicians, Inc. and Specialty Bakers LLC credit facilities state that the revolvers are structurally junior to the term loans in the respective capital structures. Thus, the unrealized appreciation (depreciation) on the loan tranches of these facilities has been allocated accordingly.

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,394

			598	1,394

Trans-Trade Brokers, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,845	12,700	12,738
First Lien Term Loan B, 12% cash due 9/10/2014		6,226	6,203	3,193

			18,903	15,931

Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (13)			240	240

			240	240

Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(13)			677	677

			677	677

Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		19,581	19,402	19,604
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,190	22,997	23,052
First Lien Term Loan C, 30% PIK due 12/31/2014		1,111	1,111	1,083
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,465	2,483

			45,975	46,222

Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(13)			—	—

			—	—

Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		9,467	9,362	9,659
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,282	9,181	9,464
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(21)	—

			18,522	19,123

NDSSI Holdings, LLC (9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,774	21,809
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,231	8,231	8,281
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,487	3,504
2,000 Series D Preferred Units			2,671	2,671

			36,163	36,265

Eagle Hospital Physicians, Inc. (9)(14)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,890	24,184
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,068	1,060

			24,958	25,244

Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		10,764	10,597	10,804
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,935	11,098
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(53)	—

			21,479	21,902

Specialty Bakers LLC (14)	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,301	4,103	4,277
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,826	10,888
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		3,250	3,187	3,236

			18,116	18,401

Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,553	20,297	21,037
First Lien Term Loan B, LIBOR+9% (2% floor) 1.25% PIK due 11/19/2015		24,048	23,755	24,669
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015 (10)			(155)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	6,278

			47,290	51,984

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		8,008	7,854	8,039
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,964	16,108	17,818
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,420	1,513
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	878
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	—

			27,882	28,248

Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest(13)			66	66

			66	66

Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,271	7,177	7,402
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015 (10)			(4)	—

			7,173	7,402

Drugtest, Inc. (formerly DISA, Inc.)	Human resources & employment services
First Lien Term Loan A LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,215	11,066	11,445
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,524	8,424	8,751
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (10)			(49)	—

			19,441	20,196

Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2012		100	100	102

			748	750

Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		13,653	13,419	13,654
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(28)	—

			13,391	13,654

Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,395	10,239	10,601
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,719	21,521	22,016
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (10)			(37)	—
65,903 Class A Units (6)			250	456

			31,973	33,073

U.S. Retirement Partners, Inc.
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016	Diversified financial services	32,350	31,991	32,767

			31,991	32,767

Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,804	6,671	6,803
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,194	20,821	20,630
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,357	2,245	2,447

			29,737	29,880

U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,885	9,772	9,871

			9,772	9,871

CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,748	34,111	35,280

			34,111	35,280

Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,563	24,121	24,859

			24,121	24,859

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		12,431	12,191	12,530
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,322	19,939	20,565
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (10)			(96)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	1,011

			33,034	34,106

Securus Technologies, Inc. (9)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.25% (1.75% floor) cash due 5/31/2018		22,500	22,119	22,952

			22,119	22,952

Gundle/SLT Environmental, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,880	8,803	8,939

			8,803	8,939

Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		14,906	14,779	14,969
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		11,722	11,626	11,919
First Lien Term Loan C, 18% PIK due 6/30/2016		3,254	3,232	3,271
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (10)			(29)	—

			29,608	30,159

Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (13)			487	487

			487	487

Charter Brokerage, LLC (9)	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		16,150	16,019	16,408
Subordinated Term Loan, 11.75% cash 2% PIK due 7/13/2017		10,246	10,171	10,399
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016 (10)			(55)	—

			26,135	26,807

Stackpole Powertrain International ULC	Auto parts & equipment
1,000 Common Units (13)			1,000	1,550

			1,000	1,550

Discovery Practice Management, Inc.	Healthcare services
First Lien Term Loan A, LIBOR+7.5% cash due 8/8/2016		6,417	6,350	6,451
First Lien Term Loan B, 12% cash 3% PIK due 8/8/2016		6,441	6,380	6,602
First Lien Revolver, LIBOR+7% cash due 8/8/2016		400	370	452

			13,100	13,505

CTM Group, Inc.	Leisure products
Subordinated Term Loan A, 11% cash 2% PIK due 2/10/2017		10,746	10,654	10,750
Subordinated Term Loan B, 18.4% PIK due 2/10/2017		3,807	3,780	3,916

			14,434	14,666

Bojangles	Restaurants
First Lien Term Loan, LIBOR+6.5% (1.5% floor) cash due 8/17/2017		5,385	5,291	5,386

			5,291	5,386

Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (13)			657	657

			657	657

Insight Pharmaceuticals LLC	Pharmaceuticals
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 8/25/2016		9,900	9,839	9,901
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		17,500	17,363	17,502

			27,202	27,403

National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		27,049	26,824	27,407
300,700.98 Class A Units (6)			301	247

			27,125	27,654

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(13)			385	385

			385	385

The MedTech Group, Inc.	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor)cash due 9/7/2016		12,805	12,713	13,003

			12,713	13,003

Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		10,133	10,027	10,290
225 Class A Preferred Units			225	241
2,500 Class A Common Units			25	74

			10,277	10,605

CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		4,856	4,772	4,969
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(16)	—

			4,756	4,969

Genoa Healthcare Holdings, LLC	Pharmaceuticals
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		12,712	12,606	12,926
500,000 Preferred units			475	516
500,000 Class A Common Units			25	155

			13,106	13,597

SolutionSet, Inc. (9)	Advertising
Senior Term Loan, LIBOR+6% (1% floor) cash due 12/21/2016		8,522	8,441	8,561

			8,441	8,561

Slate Pharmaceuticals Acquisition Corp.	Healthcare services
Subordinated Term Loan, 12% cash 1.5% PIK due 12/29/2017		20,231	20,059	20,882

			20,059	20,882

ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest (13)			247	247

			247	247

Blue Coat Systems, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6% (1.5% floor) cash due 2/15/2018		14,906	14,770	15,060
Second Lien Term Loan, LIBOR+10% (1.5% floor) cash due 8/15/2018		7,000	6,937	7,208

			21,707	22,268

CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		25,939	25,709	26,476

			25,709	26,476

Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (11)(13)			—	—

			—	—

World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		8,638	8,514	8,667
First Lien Term Loan B, 12.5% cash due 3/30/2017		5,500	5,425	5,522
First Lien Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(54)	—

			13,885	14,189

Huddle House, Inc.	Restaurants
Subordinated Term Loan, 11% cash 1.6% PIK due 3/30/2018		13,964	13,839	14,082

			13,839	14,082

Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,128	10,036	10,164

			10,036	10,164

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

Fifth Street Finance Corp.

Consolidated Schedule of Investments

(dollar amounts in thousands)

September 30, 2012

Portfolio Company	Effective date	Cash interest	PIK interest	Reason

SolutionSet, Inc.	September 13, 2012	– 0.5% on Term Loan		Tier pricing per loan agreement

Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment

Charter Brokerage, LLC	May 9, 2012	– 0.5% on Senior Term Loan & Revolver		Tier pricing per loan agreement

Coll Materials Group LLC	July 1, 2012	– 12.0% on Term Loan A	+ 15.0% on Term Loan A	Per loan amendment

HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement

Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement

Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment

NDSSI Holdings, Inc.	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment

Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan + 0.5% on Senior Term Loan & Revolver		Per loan amendment

CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per loan amendment

Saddleback Fence and Vinyl Products, Inc.	October 31, 2011	+ 4.0% on Revolver		Per loan amendment

Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment was on PIK non-accrual status as of September 30, 2012.

(13)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(14)	The loan agreements for the Eagle Hospital Physicians, Inc. and Specialty Bakers LLC credit facilities state that the revolvers are structurally junior to the term loans in the respective capital structures. Thus, the unrealized appreciation (depreciation) on the loan tranches of these facilities has been allocated accordingly.

FIFTH STREET FINANCE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1.	Organization

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

On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that occurred from inception through March 31, 2013:

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

The SBIC licenses allow the Company’s SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

        SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of March 31, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $132.6 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285

As of March 31, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.5 million. In March 2013, the SBA fixed the interest rate on such SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.355% as of March 31, 2013.

For the three and six months ended March 31, 2013, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.

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

Although the Company expects to fund the growth of its investment portfolio through the net proceeds from recent and future equity offerings, the Company’s dividend reinvestment plan, and issuances of debt securities or future borrowings, to the extent permitted by the 1940 Act, the Company cannot assure that its plans to raise capital will be successful. In addition, the Company intends to distribute to its stockholders between 90% and 100% of its taxable income each year in order to satisfy the requirements applicable to Regulated Investment Companies (“RICs”) under Subchapter M of the Internal Revenue Code (“Code”). Consequently, the Company may not have the funds or the ability to fund new investments, to make additional investments in its portfolio companies, to fund its unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of its portfolio investments may make it difficult for the Company to sell these investments when desired and, if the Company is required to sell these investments, it may realize significantly less than their recorded value.

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

The Consolidated Financial Statements include portfolio investments at fair value of $1.75 billion and $1.29 billion at March 31, 2013 and September 30, 2012, respectively. The portfolio investments represent 166.4% and 142.6% of net assets at March 31, 2013 and September 30, 2012, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The Company’s Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•	Separately, independent valuation firms are engaged by the Board of Directors to prepare preliminary valuations on a selected basis and submit the reports to the Company;

•	The finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	The finance department prepares a valuation report for the Audit Committee of the Board of Directors;

•	The Audit Committee of the Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

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

The fair value of each of the Company’s investments at March 31, 2013 and September 30, 2012 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

A portion of the Company’s portfolio is valued by independent third parties on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.

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

The Company has investments in debt securities which contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income.

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

Gain on Extinguishment of Convertible Notes:

The Company may repurchase its convertible notes (“Convertible Notes”) in accordance with the 1940 Act and the rules promulgated thereunder and may surrender these Convertible Notes to Deutsche Bank Trust Company Americas (the “Trustee”), as trustee, for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Convertible Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Convertible Notes, net of the proportionate amount of unamortized debt issuance costs.

Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $3.0 million that was held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s Wells Fargo facility (as defined in Note 6 – Lines of Credit) and $2.4 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 – Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo and Sumitomo Mitsui Banking Corporation verify the Company’s compliance per the terms of their respective credit agreements with the Company.

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

Offering Costs:

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $0.4 million of offering costs charged to net assets during the six months ended March 31, 2013.

Income Taxes:

As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar years 2008, 2009 and 2010. The Company did not incur a federal excise tax for calendar year 2011 and does not expect to incur a federal excise tax for calendar year 2012. The Company may incur a federal excise tax in future years.

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

Note 3.	Portfolio Investments

At March 31, 2013, 166.4% of net assets or $1.75 billion was invested in 97 portfolio investments and 3.6% of net assets or $38.2 million was invested in cash and cash equivalents. In comparison, at September 30, 2012, 142.6% of net assets or $1.29 billion was invested in 78 portfolio investments and 8.2% of net assets or $74.4 million was invested in cash and cash equivalents. As of March 31, 2013, 78.6% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These equity instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

During the three and six months ended March 31, 2013, the Company recorded net realized gains (losses) of ($0.1 million) and $0.5 million, respectively. During the three and six months ended March 31, 2012, the Company recorded net realized losses of $10.8 million and $27.4 million, respectively. During the three and six months ended March 31, 2013, the Company recorded net unrealized appreciation (depreciation) of $2.7 million and ($6.7 million), respectively. During the three and six months ended March 31, 2012, the Company recorded net unrealized appreciation of $8.0 million and $13.9 million, respectively.

The composition of the Company’s investments as of March 31, 2013 and September 30, 2012 at cost and fair value was as follows:

	March 31, 2013		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,688,852	$1,685,894	$1,226,489	$1,241,197
Investments in equity securities	47,084	63,001	42,000	46,911

Total	$1,735,936	$1,748,895	$1,268,489	$1,288,108

The composition of the Company’s debt investments as of March 31, 2013 and September 30, 2012 at fixed rates and floating rates was as follows:

	March 31, 2013		September 30, 2012
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$442,780	26.26%	$371,325	29.92%
Floating rate debt securities	1,243,114	73.74	869,872	70.08

Total	$1,685,894	100.00%	$1,241,197	100.00%

The following table presents the financial instruments carried at fair value as of March 31, 2013, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820.

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$1,113,770	$1,113,770
Investments in debt securities (second lien)	—	—	260,783	260,783
Investments in debt securities (subordinated)	—	—	311,341	311,341
Investments in equity securities (preferred)	—	—	24,575	24,575
Investments in equity securities (common)	—	—	38,426	38,426

Total investments at fair value	$—	$—	$1,748,895	$1,748,895

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

Any determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the fact that the unobservable factors are the most significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

The following table provides a roll-forward in the changes in fair value from December 31, 2012 to March 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2012	$979,514	$244,918	$298,563	$25,912	$31,541	$1,580,448
New investments & net revolver activity	276,291	47,186	10,600	2,000	647	336,724
Redemptions/repayments	(141,244)	(30,357)	—	(2,310)	—	(173,911)
Net accrual of PIK interest income	491	(1,323)	1,462	(871)	—	(241)
Accretion of original issue discount	150	1	—	—	—	151
Net change in unearned income	1,111	405	86	—	—	1,602
Net unrealized appreciation (depreciation)	(4,090)	(254)	630	(36)	6,430	2,680
Unrealized adjustments due to deal exits	1,547	207	—	(120)	(192)	1,442
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2013	$1,113,770	$260,783	$311,341	$24,575	$38,426	$1,748,895

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2013	$(2,584)	$(47)	$630	$(156)	$6,238	$4,081

The following table provides a roll-forward in the changes in fair value from December 31, 2011 to March 31, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2011	$834,405	$139,624	$123,696	$7,429	$14,744	$1,119,898
New investments & net revolver activity	62,064	7,000	47,016	—	3,747	119,827
Redemptions/repayments	(162,030)	(25,745)	—	—	—	(187,775)
Net accrual of PIK interest income	850	347	857	172	—	2,226
Accretion of original issue discount	248	60	—	—	—	308
Net change in unearned income	2,323	378	(397)	—	—	2,304
Net unrealized appreciation	6,917	243	36	331	520	8,047
Unrealized adjustments due to deal exits	(8,585)	354	—	(131)	(250)	(8,612)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2012	$(1,668)	$597	$36	$200	$270	$(565)

The following table provides a roll-forward in the changes in fair value from September 30, 2012 to March 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2012	$902,492	$133,258	$205,447	$24,240	$22,671	$1,288,108
New investments & net revolver activity	416,911	208,401	101,843	2,670	5,706	735,531
Redemptions/repayments	(196,666)	(78,115)	—	(2,310)	—	(277,091)
Net accrual of PIK interest income	2,407	(1,139)	2,572	(671)	—	3,169
Accretion of original issue discount	274	9	—	—	—	283
Net change in unearned income	2,316	748	171	—	—	3,235
Net unrealized appreciation (depreciation)	(16,116)	(2,857)	1,308	765	10,241	(6,659)
Unrealized adjustments due to deal exits	2,152	478	—	(119)	(192)	2,319
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2013	$1,113,770	$260,783	$311,341	$24,575	$38,426	$1,748,895

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31,2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2013	$(14,005)	$(2,379)	$1,308	$646	$10,049	$(4,381)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to March 31, 2012, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$875,092	$143,383	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	102,817	7,000	89,516	700	4,313	204,346
Redemptions/repayments	(241,538)	(23,751)	—	(713)	(9)	(266,011)
Net accrual of PIK interest income	1,545	908	1,723	333	—	4,509
Accretion of original issue discount	794	120	—	—	—	914
Net change in unearned income	3,424	1,088	(894)	—	—	3,618
Net unrealized appreciation (depreciation)	1,850	10,223	(370)	432	1,746	13,881
Unrealized adjustments due to deal exits	(7,792)	(16,710)	—	(118)	(251)	(24,871)
Transfer into (out of) Level 3	—	—	—	—	—	—

Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223

Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2012	$(5,942)	$(6,487)	$(370)	$314	$1,495	$(10,990)

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

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range					Weighted Average
First lien debt	$1,080,132	Bond yield approach	Capital structure premium	(a	)	0.0%	-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a	)	(4.0%)	-	26.3%	2.5%
			Size premium	(a	)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a	)	(1.3%)	-	4.0%	0.2%
	18,733	Market approach	EBITDA multiple	(b	)	3.7x	-	3.7x	3.7x
	14,905	Expected recovery approach	Recovery rate			40.0%	-	100.0%	70.0%
Second lien & subordinated debt	571,124	Bond yield approach	Capital structure premium	(a	)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a	)	(0.8%)	-	9.0%	3.2%
			Size premium	(a	)	0.5%	-	2.0%	0.7%
			Industry premium/(discount)	(a	)	(1.3%)	-	1.2%	0.1%
	1,000	Expected recovery approach	Recovery rate			100.0	-	100.0%	100.0%
Preferred & common equity	63,001	Market and income approach	Weighted average cost of capital			14.0%	-	29.0%	16.8%
			Company specific risk premium	(a	)	1.0%	-	15.0%	2.2%
			Revenue growth rate			1.4%	-	23.2%	8.0%
			EBITDA multiple	(b	)	3.9x	-	11.3x	6.2x

Total	$1,748,895

(a)	Used when market participant would take into account this premium or discount when pricing the investment

(b)	Used when market participant would use such multiples when pricing the investment

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range					Weighted Average
First lien debt	$895,464	Bond yield approach	Capital structure premium	(a	)	0.0%	-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a	)	(4.0%)	-	25.5%	2.1%
			Size premium	(a	)	0.5%	-	2.0%	1.3%
			Industry premium/ (discount)	(a	)	(1.5%)	-	4.7%	0.1%
	7,028	Market approach	EBITDA multiple	(b	)	6.2x	-	6.2x	6.2x
Second lien & subordinated debt	337,467	Bond yield approach	Capital structure premium	(a	)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a	)	0.8%	-	7.8%	3.1%
			Size premium	(a	)	0.5%	-	2.0%	0.8%
			Industry premium/ (discount)	(a	)	(1.4%)	-	1.1%	(0.1%)
	1,238	Market and income approach	Weighted average cost of capital			33.0%	-	33.0%	33.0%
			Company specific risk premium	(a	)	24.0%	-	24.0%	24.0%
			Revenue growth rate			15.5%	-	15.5%	15.5%
Preferred & common equity	46,911	Market and income approach	Weighted average cost of capital			13.0%	-	33.0%	19.1%
			Company specific risk premium	(a	)	1.0%	-	24.0%	4.0%
			Revenue growth rate			1.9%	-	44.5%	11.0%
			EBITDA multiple	(b	)	4.8x	-	9.7x	7.5x

Total	$1,288,108

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

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

Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA multiple. Significant increases or decreases in a portfolio company’s weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or EBITDA multiple in isolation may result in a significantly higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$373,548	$373,548	$—	$—	$373,548
SBA debentures payable	181,750	158,098	—	—	158,098
Convertible notes payable	115,000	120,750	—	—	120,750
Unsecured notes payable	75,000	74,910	—	74,910	—

Total	$745,298	$727,306	$—	$74,910	$652,396

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

The Company uses the most recently available market transactions to estimate the fair value of the convertible notes payable, which are included in Level 3 of the hierarchy.

The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its unsecured notes which trade under the symbol “FSCE” on the New York Stock Exchange. As such, these securities are included in Level 2 of the hierarchy.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consisted of $125.9 million and $102.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2013 and September 30, 2012, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2013 and September 30, 2012 is shown in the table below:

	March 31, 2013	September 30, 2012
Deltek, Inc.	$10,000	$—
RP Crown Parent, LLC	9,000	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Traffic Solutions Holdings, Inc.	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
AdVenture Interactive, Corp.	5,000	—
InvestRx Corporation	4,400	5,000
Phoenix Brands Merger Sub LLC	4,071	4,071
Charter Brokerage, LLC	4,000	7,353
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc.	4,000	4,000
Reliance Communications, LLC	3,750	—
Cardon Healthcare Network, LLC	3,000	3,000
Drugtest, Inc.	2,500	4,000
Discovery Practice Management, Inc.	2,150	2,600
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O’Keefe Fund IV, LP (limited partnership interest)	2,000	—
Riverside Fund V, LP (limited partnership interest)	1,853	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,611	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500
Ansira Partners, Inc.	1,190	1,190
BMC Acquisition, Inc.	1,135	900
Milestone Partners IV, LP (limited partnership interest)	1,105	1,343
Garretson Firm Resolution Group, Inc.	1,031	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	906	934
ACON Equity Partners III, LP (limited partnership interest)	778	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	539	615
HealthDrive Corporation	500	750
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	269	323
Welocalize, Inc.	—	10,000
Rail Acquisition Corp.	—	6,165
Eagle Hospital Physicians, Inc.	—	1,400
Specialty Bakers, LLC	—	750
Advanced Pain Management Holdings, Inc.	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100

Total	$125,900	$102,525

Portfolio Composition

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2013		September 30, 2012
Cost:
First lien debt	$1,116,083	64.29%	$888,690	70.06%
Second lien debt	266,210	15.34	135,828	10.71
Subordinated debt	306,559	17.66	201,971	15.92
Purchased equity	38,817	2.24	34,516	2.72
Equity grants	4,316	0.25	4,724	0.37
Limited partnership interests	3,951	0.22	2,760	0.22

Total	$1,735,936	100.00%	$1,268,489	100.00%

Fair Value:
First lien debt	$1,113,770	63.68%	$902,492	70.06%
Second lien debt	260,783	14.91	133,258	10.35
Subordinated debt	311,341	17.80	205,447	15.95
Purchased equity	52,685	3.01	38,600	3.00
Equity grants	6,276	0.36	5,551	0.43
Limited partnership interests	4,040	0.24	2,760	0.21

Total	$1,748,895	100.00%	$1,288,108	100.00%

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

	March 31, 2013		September 30, 2012
Cost:
Northeast U.S.	$573,063	33.01%	$440,689	34.74%
Southeast U.S.	386,098	22.24	230,667	18.18
Midwest U.S.	301,415	17.36	251,751	19.85
Southwest U.S.	292,120	16.83	206,522	16.28
West U.S.	182,240	10.50	137,860	10.87
Canada	1,000	0.06	1,000	0.08

Total	$1,735,936	100.00%	$1,268,489	100.00%

Fair Value:
Northeast U.S.	$580,628	33.20%	$442,111	34.32%
Southeast U.S.	386,968	22.13	236,808	18.38
Southwest U.S.	292,282	16.71	254,509	19.76
Midwest U.S.	291,883	16.69	212,939	16.53
West U.S.	194,447	11.12	140,191	10.88
Canada	2,687	0.15	1,550	0.13

Total	$1,748,895	100.00%	$1,288,108	100.00%

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2013 and September 30, 2012 was as follows:

	March 31, 2013		September 30, 2012
Cost:
Diversified support services	$244,683	14.10%	$111,362	8.78%
Healthcare services	238,567	13.74	168,914	13.32
Advertising	158,763	9.15	53,665	4.23
Education services	142,859	8.23	99,033	7.81
IT consulting & other services	106,389	6.13	44,979	3.55
Healthcare equipment	91,080	5.25	82,808	6.53
Internet software & services	85,122	4.90	73,753	5.81
Oil & gas equipment services	76,209	4.39	60,245	4.75
Leisure products	55,351	3.19	55,534	4.38
Pharmaceuticals	47,509	2.74	40,309	3.18
Leisure facilities	46,426	2.67	29,651	2.34
Construction and engineering	46,137	2.66	46,334	3.65
Diversified financial services	39,345	2.27	38,479	3.03
Apparel, accessories & luxury goods	36,334	2.09	37,919	2.99
Human resources & employment services	33,828	1.95	19,441	1.53
Auto parts & equipment	32,752	1.89	1,000	0.08
Specialty stores	32,678	1.88	33,034	2.60
Household products	29,182	1.68	29,738	2.34
Home improvement retail	29,156	1.68	28,415	2.24
Integrated telecommunication services	21,931	1.26	31,994	2.52
Environmental & facilities services	21,014	1.21	21,026	1.66
Air freight and logistics	19,555	1.13	18,903	1.49
Research & consulting services	17,845	1.03	13,885	1.09
Food distributors	17,239	0.99	18,115	1.43
Industrial machinery	16,724	0.96	21,052	1.66
Restaurants	13,964	0.80	19,130	1.51
Security & alarm services	13,044	0.75	—	—
Data processing & outsourced services	10,000	0.58	—	—
Construction materials	7,060	0.41	6,951	0.55
Multi-sector holdings	3,950	0.22	2,759	0.21
Building products	735	0.04	748	0.06
Application software	305	0.02	—	—
Movies & entertainment	200	0.01	200	0.02
Electronic manufacturing services	—	—	36,163	2.85
Distributors	—	—	19,115	1.51
Electronic manufacturing services	—	—	3,835	0.30

Total	$1,735,936	100.00%	$1,268,489	100.00%

	March 31, 2013		September 30, 2012
Fair Value:
Diversified support services	$246,341	14.09%	$113,021	8.77%
Healthcare services	238,351	13.63	174,933	13.58
Advertising	159,553	9.12	54,125	4.20
Education services	144,314	8.25	99,327	7.71
IT consulting & other services	108,022	6.18	45,746	3.55
Healthcare equipment	91,869	5.25	84,084	6.53
Internet software & services	89,570	5.12	79,220	6.15
Oil & gas equipment services	77,834	4.45	62,087	4.82
Leisure products	58,167	3.33	56,477	4.38
Construction and engineering	55,514	3.17	50,003	3.88
Pharmaceuticals	48,863	2.79	41,000	3.18
Leisure facilities	46,837	2.68	30,359	2.36
Diversified financial services	39,976	2.29	39,288	3.05
Apparel, accessories & luxury goods	36,604	2.09	38,413	2.98
Human resources & employment services	34,581	1.98	20,196	1.57
Auto parts & equipment	34,388	1.97	1,550	0.12
Specialty stores	32,767	1.87	34,106	2.65
Household products	29,325	1.68	29,880	2.32
Home improvement retail	28,811	1.65	28,263	2.19
Integrated telecommunication services	22,452	1.28	32,892	2.55
Research & consulting services	18,237	1.04	14,189	1.10
Industrial machinery	17,618	1.01	21,750	1.69
Food distributors	14,905	0.85	18,400	1.43
Restaurants	14,355	0.82	19,468	1.51
Air freight and logistics	13,463	0.77	15,931	1.24
Security & alarm services	12,981	0.74	—	—
Data processing & outsourced services	10,000	0.57	—	—
Environmental & facilities services	9,916	0.57	12,175	0.95
Construction materials	7,243	0.41	7,200	0.56
Multi-sector holdings	4,040	0.24	2,760	0.22
Application software	1,000	0.06	—	—
Building products	736	0.04	750	0.06
Movies & entertainment	262	0.01	262	0.02
Electronic equipment & instruments	—	—	36,265	2.82
Distributors	—	—	20,153	1.56
Electronic manufacturing services	—	—	3,835	0.30

Total	$1,748,895	100.00%	$1,288,108	100.00%

The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2013 and September 30, 2012, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2013 and March 31, 2012, no individual investment produced income that exceeded 10% of investment income.

Note 4.	Fee Income

The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 310-20, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing, advisory, structuring and prepayments fees, are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of March 31, 2013 and September 30, 2012 were $8.3 million and $11.6 million, respectively.

As of March 31, 2013, the Company had structured $6.4 million in aggregate exit fees across seven portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

Note 5.	Share Data

Effective January 2, 2008, the Partnership merged with and into the Company. At the time of the merger, all outstanding partnership interests in the Partnership were exchanged for 12,480,972 shares of common stock of the Company. An additional 26 fractional shares were payable to the stockholders in cash.

On June 17, 2008, the Company completed an initial public offering of 10,000,000 shares of its common stock at the public offering price of $14.12 per share. The net proceeds totaled $129.5 million after deducting underwriting commissions of $9.9 million and offering costs of $1.8 million.

On July 21, 2009, the Company completed a follow-on public offering of 9,487,500 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the public offering price of $9.25 per share. The net proceeds totaled $82.7 million after deducting underwriting commissions of $4.4 million and offering costs of $0.7 million.

On September 25, 2009, the Company completed a follow-on public offering of 5,520,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the public offering price of $10.50 per share. The net proceeds totaled $54.9 million after deducting underwriting commissions of $2.8 million and offering costs of $0.3 million.

On January 27, 2010, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at the public offering price of $11.20 per share, with 300,500 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on February 25, 2010. The net proceeds totaled $77.5 million after deducting underwriting commissions of $3.7 million and offering costs of $0.5 million.

On April 20, 2010, at the Company’s 2010 Annual Meeting, the Company’s stockholders approved, among other things, amendments to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 49,800,000 shares to 150,000,000 shares and to remove the Company’s authority to issue shares of Series A Preferred Stock.

On June 21, 2010, the Company completed a follow-on public offering of 9,200,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the public offering price of $11.50 per share. The net proceeds totaled $100.5 million after deducting underwriting commissions of $4.8 million and offering costs of $0.5 million.

On December 7, 2010, the Company entered into an at-the-market equity offering sales agreement relating to shares of its common stock. Throughout the month of December 2010, the Company sold 429,110 shares of its common stock at an average public offering price of $11.87 per share. The net proceeds totaled $5.0 million after deducting fees and commissions of $0.1 million. The Company terminated the at-the-market equity offering sales agreement effective January 20, 2011 and did not sell any shares of the Company’s common stock pursuant thereto subsequent to December 31, 2010.

On February 4, 2011, the Company completed a follow-on public offering of 11,500,000 shares of its common stock, which included the underwriters’ exercise of their over-allotment option, at the public offering price of $12.65 per share. The net proceeds totaled $138.6 million after deducting underwriting commissions of $6.5 million and offering costs of $0.3 million.

On June 24, 2011, the Company completed a follow-on public offering of 5,558,469 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the public offering price of $11.72 per share. The net proceeds totaled $62.7 million after deducting underwriting commissions of $2.3 million and offering costs of $0.2 million.

On January 26, 2012, the Company completed a follow-on public offering of 10,000,000 shares of its common stock at the public offering price of $10.07 per share. The net proceeds totaled $99.9 million after deducting offering costs of $0.8 million.

On September 14, 2012, the Company completed a follow-on public offering of 8,451,486 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the public offering price of $10.79 per share. The net proceeds totaled $87.5 million after deducting underwriting commissions of $3.2 million and offering costs of $0.5 million.

On December 7, 2012, the Company completed a follow-on public offering of 14,000,000 shares of its common stock at the public offering price of $10.68 per share, with 725,000 additional shares being sold as part of the underwriters’ partial exercise of their over-allotment option on December 14, 2012. The net proceeds totaled $151.4 million after deducting underwriting commissions of $5.6 million and offering costs of $0.3 million.

On March 19, 2013, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares.

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Six months ended March 31, 2013	Six months ended March 31, 2012
Earnings per common share — basic:
Net increase in net assets resulting from operations	$31,834	$20,056	$49,678	$30,240
Weighted average common shares outstanding — basic	106,022	79,534	100,394	75,935
Earnings per common share — basic	$0.30	$0.25	$0.49	$0.40
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$31,834	$20,056	$49,678	$30,240
Adjustments for interest on convertible notes, base management fees, incentive fees and gain on extinguishment of convertible notes	1,366	1,450	2,714	1,908

Net increase in net assets resulting from operations, as adjusted	33,200	$21,506	52,392	$32,148
Weighted average common shares outstanding — basic	106,022	79,534	100,394	75,935
Adjustments for dilutive effect of convertible notes	7,790	8,409	7,872	8,149

Weighted average common shares outstanding — diluted	113,812	87,943	108,266	84,084
Earnings per common share — diluted	$0.29	$0.24	$0.48	$0.38

The following table reflects the distributions per share that the Board of Directors of the Company declared and the Company paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2011 to March 31, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359	0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952	0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754	0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335	0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680	0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782	0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356	1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802	1.1 million

(1)	Shares were purchased on the open market and distributed.

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

In May 2012, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $30 million of the Company’s outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company’s management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Company’s Board of Directors, the stock repurchase program will expire on May 7, 2013 and may be limited or terminated at any time without prior notice. As of March 31, 2013, the Company had not repurchased any shares of its common stock pursuant to this repurchase program.

Note 6.	Lines of Credit

Wells Fargo Facility

On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Wells Agreement”), with respect to a three-year credit facility (as subsequently amended, the “Wells Fargo facility”) with Wells Fargo, as successor to Wachovia Bank, National Association, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.

On May 26, 2010, the Company amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, the Company received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature which allowed for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4.0% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013.

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

On November 30, 2011, the Company amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR (1-month) plus 2.75% per annum, with no LIBOR floor.

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

In connection with the Wells Fargo facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company has sold and will continue to sell to Funding certain loan assets it has originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility. Funding was formed for the sole purpose of entering into the Wells Fargo facility and has no other operations.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2013, the Company had $106.2 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $106.2 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.005% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, the Company recorded interest expense of $0.7 million and $1.6 million, respectively, related to the Wells Fargo facility.

ING Facility

On May 27, 2010, the Company entered into a three-year secured syndicated revolving credit facility (as subsequently amended, the “ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility initially allowed for the Company to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows the Company to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million.

The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc. (“Holdings”), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC (“Fund of Funds”), subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiaries, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company’s portfolio companies for tax purposes and have no other operations. None of the Company’s SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

On February 22, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014. On July 8, 2011, the Company amended the ING facility to, among other things, expand the borrowing capacity to $230 million and increase the accordion feature to allow for potential future expansion up to a total of $350 million. In addition, the ING facility’s interest rate was reduced to LIBOR plus 3.0% per annum, with no LIBOR floor, when the facility is drawn more than 35%. Otherwise, the interest rate was LIBOR plus 3.25% per annum, with no LIBOR floor. On February 29, 2012, the Company amended the ING facility to, among other things, (i) extend the period during which the Company may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016, and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

On November 30, 2012, the Company amended the ING facility to, among other things, (i) increase the borrowing capacity of the facility to $380 million, (ii) add five new banks to the syndicate group, (iii) increase the accordion feature of the facility to $600 million, (iv) reduce the interest rate to LIBOR (1-, 2-, 3- or 6-month, at the Company’s option) plus 2.75% per annum, with no LIBOR floor, assuming the Company maintains its current credit rating, (v) extend the period during which the Company may make and repay borrowings to November 30, 2015, and (vi) extend the maturity date to November 30, 2016. During December 2012 and January 2013, additional lenders were added to the ING facility and the borrowing capacity increased to $425 million as of March 31, 2013. With the addition of the new lenders, the ING facility syndicate group now includes 12 lenders.

Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including the Company’s obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement.

The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company’s businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.

As of March 31, 2013, the Company had $185.0 million of borrowings outstanding under the ING facility, which had a fair value of $185.0 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.357% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, the Company recorded interest expense of $2.0 million and $3.7 million, respectively, related to the ING facility.

Sumitomo Facility

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR (1-month) plus 2.25% per annum with no LIBOR floor, permits the Company to make new borrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2013, the Company had $82.3 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $82.3 million. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 4.164% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, the Company recorded interest expense of $0.4 million and $0.8 million, respectively, related to the Sumitomo facility.

As of March 31, 2013, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.

Interest expense for the three and six months ended March 31, 2013 was $7.8 million and $14.9 million, respectively. Interest expense for the three and six months ended March 31, 2012 was $5.6 million and $11.3 million, respectively.

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

Accumulated PIK interest activity for the six months ended March 31, 2013 and March 31, 2012 was as follows:

	Six months ended March 31, 2013	Six months ended March 31, 2012
PIK balance at beginning of period	$18,431	$22,672
Gross PIK interest accrued	8,382	8,351
PIK income reserves(1)	(615)	(2,044)
PIK interest received in cash	(4,598)	(1,798)
Loan exits and other PIK adjustments	(1,207)	—

PIK balance at end of period	$20,393	$27,181

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of March 31, 2013, the Company had stopped accruing cash and/or PIK interest on three investments, including two that had not paid all of their scheduled cash interest payments for the period ended March 31, 2013. As of March 31, 2012, the Company had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended March 31, 2012.

The percentages of the Company’s portfolio investments at cost and fair value by accrual status as of March 31, 2013, September 30, 2012 and March 31, 2012 were as follows:

	March 31, 2013				September 30, 2012				March 31, 2012
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,692,509	97.50%	$1,729,162	98.87%	$1,256,265	99.04%	$1,284,872	99.75%	$1,027,219	95.23%	$1,038,705	98.34%
PIK non-accrual	6,203	0.36	—	—	12,224	0.96	3,236	0.25	15,637	1.45	3,082	0.29
Cash non-accrual(1)	37,224	2.14	19,733	1.13	—	—	—	—	35,841	3.32	14,436	1.37

Total	$1,735,936	100.00%	$1,748,895	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,078,697	100.00%	$1,056,223	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of the Company’s portfolio investments as of March 31, 2013, September 30, 2012 and March 31, 2013 was as follows:

	March 31, 2013	September 30, 2012	March 31, 2012
Coll Materials Group LLC	Cash non-accrual	PIK non-accrual	—
Eagle Hospital Physicians, Inc.	Cash non-accrual	—	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
Rail Acquisition Corp.(1)	—	—	PIK non-accrual
Trans-Trade, Inc. – Term Loan B	PIK non-accrual	—	—
Traffic Control & Safety Corp. – Second Lien and Subordinated Debt(1)	—	—	Cash non-accrual

(1)	The Company no longer holds this investment.

Income non-accrual amounts for the three and six months ended March 31, 2013 and March 31, 2012 were as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Six months ended March 31, 2013	Six months ended March 31, 2012
Cash interest income	$1,008	$967	$1,008	$2,157
PIK interest income	191	1,217	615	2,044
OID income	—	6	—	96

Total	$1,199	$2,190	$1,623	$4,297

Note 8.	Taxable/Distributable Income and Dividend Distributions

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2013.

	Three months ended March 31, 2013	Six months ended March 31, 2013
Net increase in net assets resulting from operations	$31,834	$49,678
Net change in unrealized (appreciation) depreciation	(2,680)	6,659
Book/tax difference due to deferred loan fees	(2,551)	(4,821)
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to interest income on certain loans	721	1,145
Book/tax difference due to capital losses not recognized	149	(478)
Other book-tax differences	(1,089)	(1,435)

Taxable/Distributable Income(1)	$26,362	$50,704

(1)	The Company’s taxable income for 2013 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2013. Therefore, the final taxable income may be different than the estimate.

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

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.

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

The Company’s Board of Directors has declared and the Company has paid the following distributions from inception to March 31, 2013:

Distribution Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	0.33
Special	12/18/2008	12/30/2008	1/29/2009	0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	0.0958
Monthly	8/6/2012	10/15/2012	10/31/2012	0.0958
Monthly	8/6/2012	11/15/2012	11/30/2012	0.0958
Monthly	8/6/2012	12/14/2012	12/28/2012	0.0958
Monthly	8/6/2012	1/15/2013	1/31/2013	0.0958
Monthly	8/6/2012	2/15/2013	2/28/2013	0.0958
Monthly	1/14/2013	3/15/2013	3/29/2013	0.0958

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

During the six months ended March 31, 2013, the Company recorded investment realization events, including the following:

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

•

In January 2013, the Company received a cash payment of $30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $3.0 million in connection with the sale of its preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain of $0.1 million;

•

In January 2013, the Company received a cash payment of $44.6 million from Welocalize, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2013, the Company received a cash payment of $14.6 million from Edmentum, Inc. in full satisfaction of all obligations under the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2013, the Company received a cash payment of $7.1 million from Advanced Pain Management Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In March 2013, the Company received a cash payment of $10.0 million from eResearch Technology, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2013, the Company received a cash payment of $15.0 million from AdVenture Interactive, Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In March 2013, the Company received a cash payment of $19.5 million from idX Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•

During the six months ended March 31, 2013, the Company received cash payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

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

        During the six months ended March 31, 2013, the Company recorded net unrealized depreciation of $6.7 million. This consisted of $15.1 million of net unrealized depreciation on debt investments and $2.3 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $10.7 million of net unrealized appreciation on equity investments. During the six months ended March 31, 2012, the Company recorded net unrealized appreciation of $13.9 million. This consisted of $1.8 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $15.6 million of net unrealized depreciation on debt investments.

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

For the three months ended March 31, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.3 million.

For the three and six months ended March 31, 2013, base management fees were $7.6 million and $15.6 million, respectively. For the three and six months ended March 31, 2012, base management fees were $5.4 million and $11.1 million, respectively. At March 31, 2013, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $7.6 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.

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

For the three and six months ended March 31, 2013, incentive fees were $7.0 million and $13.6 million, respectively. For the three and six months ended March 31, 2012, incentive fees were $5.7 million and $10.9 million, respectively. At March 31, 2013, the Company had a liability on its Consolidated Statement of Assets and Liabilities in the amount of $7.0 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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

As of March 31, 2013, FSC, Inc. had voluntarily determined to forgo receiving reimbursement for the services performed for the Company by its chief compliance officer. However, although FSC, Inc. relinquished its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. FSC, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three and six months ended March 31, 2013, the Company accrued administrative expenses of $1.1 million, including $0.4 million of general and administrative expenses and $2.7 million, including $1.1 million of general and administrative expenses, which are due to FSC, Inc., respectively. At March 31, 2013, $1.2 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Note 12.	Financial Highlights

	Three months ended March 31, 2013	Three months ended March 31, 2012	Six months ended March 31, 2013	Six months ended March 31, 2012
Net asset value at beginning of period	$9.88	$9.89	$9.92	$10.07
Net investment income	0.28	0.29	0.56	0.58
Net unrealized appreciation (depreciation) on investments	0.02	0.10	(0.07)	0.18
Net realized loss on investments	—	(0.14)	—	(0.36)
Distributions paid	(0.29)	(0.29)	(0.58)	(0.61)
Issuance of common stock	0.01	0.02	0.07	0.01
Net asset value at end of period	$9.90	$9.87	$9.90	$9.87
Per share market value at beginning of period	$10.42	$9.57	$10.98	$9.32
Per share market value at end of period	$11.02	$9.76	$11.02	$9.76
Total return(1)	8.73%	5.01%	6.13%	11.39%
Common shares outstanding at beginning of period	105,943	72,376	91,048	72,376
Common shares outstanding at end of period	106,209	82,421	106,209	82,421
Net assets at beginning of period	$1,046,879	$715,665	$903,570	$728,627
Net assets at end of period	$1,050,961	$813,322	$1,050,961	$813,322
Average net assets(2)	$1,053,209	$789,909	$997,023	$757,445
Ratio of net investment income to average net assets(3)	11.28%	11.57%	11.24%	11.53%
Ratio of total expenses to average net assets(3)	9.77%	9.81%	10.18%	10.31%
Ratio of portfolio turnover to average investments at fair value	9.93%	15.82%	14.89%	21.36%
Weighted average outstanding debt(4)	$572,641	$417,952	$527,686	$428,104
Average debt per share	$5.40	$5.26	$5.26	$5.64

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.

(3)	Interim periods are annualized.

(4)	Calculated based upon the weighted average of loans payable for the period.

Note 13.	Convertible Notes

On April 12, 2011, the Company issued $152 million unsecured convertible notes, including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and the Trustee.

The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are the Company’s unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at March 31, 2013 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

For the three and six months ended March 31, 2013, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the six months ended March 31, 2013. During the six months ended March 31, 2012, the Company repurchased $11.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $9.4 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.3 million.

As of March 31, 2013, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $120.8 million.

Note 14.	Unsecured Notes

On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% unsecured notes due 2024 (the “2024 Notes”) for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.

The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the “2024 Notes Indenture”), between the Company and the Trustee. The 2024 Notes are the Company’s unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.

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

The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2013, the Company did not repurchase any of the 2024 Notes in the open market.

For the three and six months ended March 31, 2013, the Company recorded interest expense of $1.2 million and $2.1 million, respectively, related to the 2024 Notes.

As of March 31, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.9 million.

Note 15.	Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2013, except as discussed below:

In April and May 2013, the Company issued $86.3 million in aggregate principal amount of its 6.125% unsecured notes due 2028 (the “2028 Notes”) for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per year, beginning April 30, 2013. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 30, 2018. The Company has listed the 2028 Notes on the NASDAQ Global Select Market under the trading symbol “FSCFL” with a par value of $25.00 per share.

In April 2013, the Company completed a follow-on public offering of 14,435,253 shares of its common stock, which included the underwriters’ partial exercise of their over-allotment option, at the public offering price of $10.85. The net proceeds totaled $151.5 million after deducting underwriting commissions of $4.7 million and offering costs of $0.3 million.

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

In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2012 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2013. Other factors that could cause actual results to differ materially include:

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

Except as otherwise specified, references to the “Company,” “we,” “us,” and “our” refer to Fifth Street Finance Corp.

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

Despite the economic uncertainty, our deal pipeline remains robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which we believe are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

We expect to grow the investment portfolio by strategically investing in small and mid-sized companies when and where appropriate, as evidenced by our recent investment activities. Although we believe that we currently have sufficient capital available to fund investments, a prolonged period of market disruptions may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition and results of operations. In this regard, because our common stock has at times traded at a price below our then current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in the Consolidated Financial Statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investment Valuation

We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•	Separately, independent valuation firms are engaged by our Board of Directors to prepare preliminary valuations on a selected basis and submit the reports to us;

•	Our finance department compares and contrasts its preliminary valuations to the preliminary valuations of the independent valuation firms;

•	Our finance department prepares a valuation report for the Audit Committee of our Board of Directors;

•	The Audit Committee of our Board of Directors is apprised of the preliminary valuations of the independent valuation firms;

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

The fair value of all of our investments at March 31, 2013, and September 30, 2012, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%

As of March 31, 2013 and September 30, 2012, approximately 96.2% and 92.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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

Fee Income

We receive a variety of fees in the ordinary course of business. Certain fees, such as loan origination fees, if any, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 310-20, the net unearned fee income balance is netted against the cost and fair value of the respective investments. Other fees, such as servicing, advisory, structuring and prepayment fees are classified as fee income and recognized as they are earned.

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan, or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2013, we had structured $6.4 million in aggregate exit fees across seven portfolio investments upon the future exit of those investments.

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

To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $20.4 million and represented 1.2% of the fair value of our portfolio of investments as of March 31, 2013 and $18.4 million or 1.4% as of September 30, 2012. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2013	September 30, 2012
Cost:
First lien debt	64.29%	70.06%
Second lien debt	15.34	10.71
Subordinated debt	17.66	15.92
Purchased equity	2.24	2.72
Equity grants	0.25	0.37
Limited partnership interests	0.22	0.22

Total	100.00%	100.00%

	March 31, 2013	September 30, 2012
Fair value:
First lien debt	63.68%	70.06%
Second lien debt	14.91	10.35
Subordinated debt	17.80	15.95
Purchased equity	3.01	3.00
Equity grants	0.36	0.43
Limited partnership interests	0.24	0.21

Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2013	September 30, 2012
Cost:
Diversified support services	14.10%	8.78%
Healthcare services	13.74	13.32
Advertising	9.15	4.23
Education services	8.23	7.81
IT consulting & other services	6.13	3.55
Healthcare equipment	5.25	6.53
Internet software & services	4.90	5.81
Oil & gas equipment services	4.39	4.75
Leisure products	3.19	4.38
Pharmaceuticals	2.74	3.18
Leisure facilities	2.67	2.34
Construction and engineering	2.66	3.65
Diversified financial services	2.27	3.03
Apparel, accessories & luxury goods	2.09	2.99
Human resources & employment services	1.95	1.53
Auto parts & equipment	1.89	0.08
Specialty stores	1.88	2.60
Household products	1.68	2.34
Home improvement retail	1.68	2.24
Integrated telecommunication services	1.26	2.52
Environmental & facilities services	1.21	1.66
Air freight & logistics	1.13	1.49
Research & consulting services	1.03	1.09
Food distributors	0.99	1.43
Industrial machinery	0.96	1.66
Restaurants	0.80	1.51
Security & alarm services	0.75	0.00
Data processing & outsourced services	0.58	0.00
Construction materials	0.41	0.55
Multi-sector holdings	0.22	0.21
Building products	0.04	0.06
Application software	0.02	0.00
Movies & entertainment	0.01	0.02
Electronic manufacturing services	0.00	2.85
Distributors	0.00	1.51
Electronic manufacturing services	0.00	0.30

Total	100.00%	100.00%

	March 31, 2013	September 30, 2012
Fair Value:
Diversified support services	14.09%	8.77%
Healthcare services	13.63	13.58
Advertising	9.12	4.20
Education services	8.25	7.71
IT consulting & other services	6.18	3.55
Healthcare equipment	5.25	6.53
Internet software & services	5.12	6.15
Oil & gas equipment services	4.45	4.82
Leisure products	3.33	4.38
Construction and engineering	3.17	3.88
Pharmaceuticals	2.79	3.18
Leisure facilities	2.68	2.36
Diversified financial services	2.29	3.05
Apparel, accessories & luxury goods	2.09	2.98
Human resources & employment services	1.98	1.57
Auto parts & equipment	1.97	0.12
Specialty stores	1.87	2.65
Household products	1.68	2.32
Home improvement retail	1.65	2.19
Integrated telecommunication services	1.28	2.55
Research & consulting services	1.04	1.10
Industrial machinery	1.01	1.69
Food distributors	0.85	1.43
Restaurants	0.82	1.51
Air freight and logistics	0.77	1.24
Security & alarm services	0.74	0.00
Data processing & outsourced services	0.57	0.00
Environmental & facilities services	0.57	0.95
Construction materials	0.41	0.56
Multi-sector holdings	0.24	0.22
Application software	0.06	0.00
Building products	0.04	0.06
Movies & entertainment	0.01	0.02
Electronic equipment & instruments	0.00	2.82
Distributors	0.00	1.56
Electronic manufacturing services	0.00	0.30

Total	100.00%	100.00%

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

•

Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain neutral or favorable compared to the potential risks at the time of the original investment. All new investments are initially ranked 2.

•

Investment Ranking 3 is used for investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Companies with a ranking of 3 may be out of compliance with financial covenants.

•

Investment Ranking 4 is used for investments that are performing below our expectations and whose risks have increased materially since the original investment. We expect some loss of investment return, but no loss of principal.

•

Investment Ranking 5 is used for investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Investments with a ranking of 5 are those for which some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value as of March 31, 2013 and September 30, 2012:

Investment Ranking	March 31, 2013				September 30, 2012
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$225,180	12.88%	2.77		$68,685	5.33%	2.72
2	1,489,077	85.14	4.22		1,212,993	94.17	3.96
3	14,905	0.85	NM	(1)	3,193	0.25	NM	(1)
4	18,733	1.07	NM	(1)	—	—	—
5	1,000	0.06	NM	(1)	3,237	0.25	NM	(1)

Total	$1,748,895	100.00%	4.10		$1,288,108	100.00%	3.89

(1)	Due to operating performance this ratio is not measurable.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2013, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.

Loans and Debt Securities on Non-Accrual Status

As of March 31, 2013, we had stopped accruing cash and/or PIK interest on three investments, including two that had not paid all of their scheduled cash interest payments for the period ended March 31, 2013. As of March 31, 2012, we had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended March 31, 2012.

The percentages of our portfolio investments at cost and fair value by accrual status for the periods ended March 31, 2013, September 30, 2012 and March 31, 2012 were as follows:

	March 31, 2013				September 30, 2012				March 31, 2012
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,692,509	97.50%	$1,729,162	98.87%	$1,256,265	99.04%	$1,284,872	99.75%	$1,027,219	95.23%	$1,038,705	98.34%
PIK non-accrual	6,203	0.36	—	—	12,224	0.96	3,236	0.25	15,637	1.45	3,082	0.29
Cash non-accrual(1)	37,224	2.14	19,733	1.13	—	—	—	—	35,841	3.32	14,436	1.37

Total	$1,735,936	100.00%	$1,748,895	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,078,697	100.00%	$1,056,223	100.00%

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2013, September 30, 2012 and March 31, 2012 was as follows:

	March 31, 2013	September 30, 2012	March 31, 2012
Coll Materials Group LLC	Cash non-accrual	PIK non-accrual	—
Eagle Hospital Physicians, Inc.	Cash non-accrual	—	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
Rail Acquisition Corp.(1)	—	—	PIK non-accrual
Trans-Trade, Inc. – Term Loan B	PIK non-accrual	—	—
Traffic Control & Safety Corp. – Second Lien and Subordinated Debt(1)	—	—	Cash non-accrual

(1)	We no longer hold this investment as of March 31, 2013.

Income non-accrual amounts for the three and six months ended March 31, 2013 and March 31, 2012 were as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Six months ended March 31, 2013	Six months ended March 31, 2012
Cash interest income	$1,008	$967	$1,008	$2,157
PIK interest income	191	1,217	615	2,044
OID income	—	6	—	96

Total	$1,199	$2,190	$1,623	$4,297

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

Comparison of three and six months ended March 31, 2013 and March 31, 2012

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

Total investment income for the three months ended March 31, 2013 and March 31, 2012 was $54.7 million and $42.1 million, respectively. For the three months ended March 31, 2013, this amount primarily consisted of $41.7 million of interest income from portfolio investments (which included $4.0 million of PIK interest) and $11.9 million of fee income. For the three months ended March 31, 2012, this amount primarily consisted of $32.0 million of interest income from portfolio investments (which included $2.9 million of PIK interest) and $10.1 million of fee income.

Total investment income for the six months ended March 31, 2013 and March 31, 2012 was $106.5 million and $81.6 million, respectively. For the six months ended March 31, 2013, this amount primarily consisted of $80.3 million of interest income from portfolio investments (which included $7.8 million of PIK interest) and $24.7 million of fee income. For the six months ended March 31, 2012, this amount primarily consisted of $65.5 million of interest income from portfolio investments (which included $6.3 million of PIK interest) and $16.0 million of fee income.

The increase in our total investment income for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 25 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield on our debt investments from 12.4% to 11.4% during the year-over-year period.

Expenses

Expenses for the three months ended March 31, 2013 and March 31, 2012 were $25.4 million and $19.3 million, respectively. Expenses increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 by $6.1 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 65.6% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 27.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 37.0% increase in weighted average debt outstanding for the year-over-year period.

Expenses for the six months ended March 31, 2013 and March 31, 2012 were $50.6 million and $39.1 million, respectively. Expenses increased for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 by $11.5 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Incentive fee, which was attributable to a 27.0% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 23.3% increase in weighted average debt outstanding for the year-over-year period.

Gain on Extinguishment of Convertible Notes

During the six months ended March 31, 2013, we did not repurchase any of our unsecured convertible notes (“Convertible Notes”) in the open market. During the three and six months ended March 31, 2012, we repurchased $0.5 million and $11.0 million, respectively, in principal amounts of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $9.4 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the six months ended March 31, 2012 was $1.3 million. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our Notes (as defined below) at a discount will be treated in a similar manner.

Net Investment Income

As a result of the $12.6 million increase in total investment income as compared to the $6.1 million increase in total expenses, net investment income for the three months ended March 31, 2013 reflected a $6.5 million, or 28.6%, increase compared to the three months ended March 31, 2012.

As a result of the $24.9 million increase in total investment income as compared to the $1.3 million decrease in the gain on extinguishment of debt and the $11.5 million increase in total expenses, net investment income for the six months ended March 31, 2013 reflected a $12.1 million, or 27.6%, increase compared to the six months ended March 31, 2012.

Realized Gain (Loss) on Investments

Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

During the six months ended March 31, 2013, we recorded investment realization events, including the following:

•

In October 2012, we received a cash payment of $4.2 million from Rail Acquisition Corp. in full satisfaction of all obligations related to the revolving loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

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

•

In January 2013, we received a cash payment of 30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. We also received an additional $3.0 million in connection with the sale of its preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain of $0.1 million;

•

In January 2013, we received a cash payment of $44.6 million from Welocalize, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2013, we received a cash payment of $14.6 million from Edmentum, Inc. in full satisfaction of all obligations under the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In February 2013, we received a cash payment of $7.1 million from Advanced Pain Management Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In March 2013, we received a cash payment of $10.0 million from eResearch Technology, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•

In March 2013, we received a cash payment of $15.0 million from AdVenture Interactive, Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•

In March 2013, we received a cash payment of $19.5 million from idX Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•

During the six months ended March 31, 2013, we received cash payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

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

During the three months ended March 31, 2013, we recorded net unrealized appreciation of $2.7 million. This consisted of $6.1 million of net unrealized appreciation on equity investments, offset by $1.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation) and $2.0 million of net unrealized depreciation on debt investments. During the three months ended March 31, 2012, we recorded net unrealized appreciation of $8.0 million. This consisted of $10.6 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), and $0.4 million of net unrealized appreciation on equity investments, offset by $3.0 million of net unrealized depreciation on debt investments.

During the six months ended March 31, 2013, we recorded net unrealized depreciation of $6.7 million. This consisted of $15.1 million of net unrealized depreciation on debt investments and $2.3 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $10.7 million of net unrealized appreciation on equity investments. During the six months ended March 31, 2012, we recorded net unrealized appreciation of $13.9 million. This consisted of $1.8 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $15.6 million of net unrealized depreciation on debt investments.

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

For the six months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents of $36.2 million. During that period, we used $406.8 million of cash in operating activities, primarily for the funding of $735.5 million of investments and net revolvers, partially offset by $280.0 million of principal payments, PIK payments and sale proceeds received and $55.9 million of net investment income. During the same period, cash provided by financing activities was $370.6 million, primarily consisting of $151.7 million of proceeds from issuances of our common stock, $31.8 million of net borrowings of SBA debentures, $172.3 million of net borrowings under our credit facilities and $75.0 million of proceeds from the issuance of the 5.875% unsecured notes due 2024 (the “2024 Notes”), partially offset by $53.6 million of cash distributions paid, $0.5 million of offering costs paid and $3.4 million of deferred financing costs paid.

For the six months ended March 31, 2012, we experienced a net increase in cash and cash equivalents of $47.5 million. During that period, we had $94.8 million of cash provided by operating activities, primarily from $265.3 million of principal payments, PIK payments and sale proceeds received and $43.8 million of net investment income, offset by the funding of $204.3 million of investments and net revolvers. During the same period cash used by financing activities was $47.3 million, primarily consisting of $90.5 million of net repayments under our credit facilities, $45.4 million of cash dividends distributions paid, $9.4 million of net repurchases of our convertible notes and $2.0 million of deferred financing costs paid, partially offset by $100.7 million of proceeds from the issuance of our common stock.

As of March 31, 2013, we had $38.2 million in cash and cash equivalents, portfolio investments (at fair value) of $1.75 billion, $10.6 million of interest and fees receivable, $181.8 million of SBA debentures payable, $373.5 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $75.0 million of 2024 Notes payable and unfunded commitments of $125.9 million.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan, and issuances of debt securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Internal Revenue Code. See “Regulated Investment Company Status and Dividends” below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of March 31, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2011

The following table reflects distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958
May 6, 2013	June 14, 2013	June 28, 2013	0.0958
May 6, 2013	July 15, 2013	July 31, 2013	0.0958
May 6, 2013	August 15, 2013	August 30, 2013	0.0958

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through March 31, 2013:

Date	Transaction	Shares	Public Offering Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Public offering(2)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(3)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million
September 14, 2012	Public offering(3)	8,451,486	10.79		91.2 million
December 2012	Public offering(3)	14,725,000	10.68		157.3 million

(1)	Average offering price
(2)	Includes the underwriters’ full exercise of their over-allotment option
(3)	Includes the underwriters’ partial exercise of their over-allotment option

Borrowings

SBIC Subsidiaries

Through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. Specifically, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. (“FSMP IV”), received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. (“FSMP V”), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of March 31, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $132.6 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%

As of March 31, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.5 million. In March 2013, the SBA fixed the interest rate on the SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.355% as of March 31, 2013.

For the three and six months ended March 31, 2013, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $225 million more than we would otherwise be able to absent the receipt of this exemptive relief.

Wells Fargo Facility

On November 16, 2009, we and Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote special purpose subsidiary (“Funding”), entered into a Loan and Servicing Agreement (“Wells Agreement”) with respect to a three-year credit facility (as subsequently amended, the “Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time, in the amount of $50 million, with an accordion feature which allowed for potential future expansion of the facility up to $100 million. The facility bore interest at LIBOR plus 4.0% per annum and had a maturity date of November 16, 2012.

On May 26, 2010, we amended the Wells Fargo facility to expand the borrowing capacity under that facility. Pursuant to the amendment, we received an additional $50 million commitment, thereby increasing the size of the facility from $50 million to $100 million, with an accordion feature that allows for potential future expansion of that facility from a total of $100 million up to a total of $150 million. In addition, the interest rate of the Wells Fargo facility was reduced from LIBOR plus 4.0% per annum to LIBOR plus 3.5% per annum, with no LIBOR floor, and the maturity date of the facility was extended from November 16, 2012 to May 26, 2013.

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

On November 30, 2011, we amended the Wells Fargo facility to, among other things, reduce the interest rate to LIBOR (1-month) plus 2.75% per annum, with no LIBOR floor.

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

In connection with the Wells Fargo facility, we concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which we have sold and will continue to sell to Funding certain loan assets we have originated or acquired, or will originate or acquire and (ii) a Pledge Agreement with Wells Fargo, pursuant to which we pledged all of our equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility. Funding was formed for the sole purpose of entering into the Wells Fargo facility and has no other operations.

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

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of March 31, 2013, we had $106.2 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $106.2 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 3.005% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, we recorded interest expense of $0.7 million and $1.6 million, respectively related to the Wells Fargo facility.

ING Facility

On May 27, 2010, we entered into a three-year secured syndicated revolving credit facility (as subsequently amended, the “ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility initially allowed for us to borrow money at a rate of either (i) LIBOR plus 3.5% per annum or (ii) 2.5% per annum plus an alternate base rate based on the greatest of the Prime Rate, Federal Funds Rate plus 0.5% per annum or LIBOR plus 1% per annum, and had a maturity date of May 27, 2013. The ING facility also allows us to request letters of credit from ING Capital LLC, as the issuing bank. The initial commitment under the ING facility was $90 million, and the ING facility included an accordion feature that allowed for potential future expansion of the facility up to a total of $150 million.

The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc. (“Holdings”), and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC (“Fund of Funds”), subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

On February 22, 2011, we amended the ING facility to, among other things, expand the borrowing capacity to $215 million. In addition, the ING facility’s accordion feature was increased to allow for potential future expansion up to a total of $300 million and the maturity date was extended to February 22, 2014. On July 8, 2011, we amended the ING facility to, among other things, expand the borrowing capacity to $230 million and increase the accordion feature to allow for potential future expansion up to a total of $350 million. In addition, the ING facility’s interest rate was reduced to LIBOR plus 3.0% per annum, with no LIBOR floor, when the facility is drawn more than 35%. Otherwise, the interest rate was LIBOR plus 3.25% per annum, with no LIBOR floor. On February 29, 2012, we amended the ING facility to, among other things, (i) extend the period during which we may make and repay borrowings under the ING facility to February 27, 2015, (ii) extend the maturity date to February 29, 2016, and (iii) increase the accordion feature to allow for potential future expansion up to a total of $450 million.

On November 30, 2012, we amended our existing $230 million ING facility to, among other things: (i) increase the borrowing capacity of the facility to $380 million, (ii) add five new banks to the syndicate group, (iii) increase the accordion feature of the facility to $600 million, (iv) reduce the interest rate to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.75% per annum, with no LIBOR floor, assuming we maintain our current credit rating, (v) extend the period during which we may make and repay borrowings to November 30, 2015, and (vi) extend the maturity date to November 30, 2016. During December 2012 and January 2013, additional lenders were added to the ING facility and the borrowing capacity increased to $425 million as of March 31, 2013. With the addition of the new lenders, the ING facility syndicate group now includes 12 lenders.

Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement.

The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of March 31, 2013, we had $185.0 million of borrowings outstanding under the ING facility, which had a fair value of $185.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.357% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, we recorded interest expense of $2.0 million and $3.7 million, respectively, related to the ING facility.

Sumitomo Facility

On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million. The Sumitomo facility bears interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor, permits us to make new borrowings until September 16, 2014, matures on September 16, 2018 and includes an option for a one-year extension.

In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we have sold and will continue to sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2013, we had $82.3 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $82.3 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 4.164% for the six months ended March 31, 2013. For the three and six months ended March 31, 2013, we recorded interest expense of $0.4 million and $0.8 million, respectively, related to the Sumitomo facility.

As of March 31, 2013, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.

The following table describes significant financial covenants with which we must comply under the Wells Fargo facility and ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$712 million	$1,047 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$795 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.57:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $675 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2012	$751 million	$1,047 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	3.57:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	5.25:1

(1)	As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended December 31, 2012. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended March 31, 2013.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2012.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2010. Amounts available and drawn are as of March 31, 2013.

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million	$109 million	(1)	$106 million	$3 million	LIBOR(5) + 2.75%
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%(2)
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%(3)
	1/7/2013	Expanded credit facility	425million	0.3 million	425 million		185 million	240 million	LIBOR(6) + 2.75%(3)
SBA	2/16/2010	Received capital commitment	75 million	2.6 million
	9/21/2010	Received capital commitment	150 million	2.6 million
	7/23/2012	Received capital commitment	225 million	1.5 million	225 million		182 million	43 million	3.355%(4)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	82 million	(1)	82 million	—	LIBOR(5) + 2.25%

(1)	Availability may be increased upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.00% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Assuming we maintain our current credit rating.
(4)	Weighted average interest rate of 3.355% (excludes the SBA annual charge).
(5)	1-month.
(6)	1-, 2-, 3- or 6-month, at our option.

Convertible Notes

On April 12, 2011, we issued $152 million unsecured convertible notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).

The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Convertible Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at March 31, 2013 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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

The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. During the six months ended March 31, 2013, we did not repurchase any of the Convertible Notes in the open market.

For the three and six months ended March 31, 2013, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.

As of March 31, 2013, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $120.8 million.

2024 Notes

On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.

The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the “2024 Notes Indenture”), between us and the Trustee. The 2024 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum, beginning January 30, 2013. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. On November 1, 2012, we listed the 2024 Notes on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.

The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2013, we did not repurchase any of the 2024 Notes in the open market.

For the three and six months ended March 31, 2013, we recorded interest expense of $1.2 million and $2.1 million, respectively, related to the 2024 Notes.

As of March 31, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.9 million.

Our aggregate interest expense for the three and six months ended March 31, 2013 was $7.8 million and $14.9 million, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2013, our only off-balance sheet arrangements consisted of $125.9 million of unfunded commitments, which was comprised of $114.9 million to provide debt financing to certain of our portfolio companies and $11.0 million related to unfunded limited partnership interests. As of September 30, 2012, our only off-balance sheet arrangements consisted of $102.5 million, which was comprised of $94.3 million to provide debt financing to certain of our portfolio companies and $8.2 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2013 and September 30, 2012 is shown in the table below:

	March 31, 2013	September 30, 2012
Deltek, Inc.	$10,000	$—
RP Crown Parent, LLC	9,000	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Traffic Solutions Holdings, Inc.	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
AdVenture Interactive, Corp.	5,000	—
InvestRx Corporation	4,400	5,000
Phoenix Brands Merger Sub LLC	4,071	4,071
Charter Brokerage, LLC	4,000	7,353
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc	4,000	4,000
Reliance Communications, LLC	3,750	—
Cardon Healthcare Network, LLC	3,000	3,000
Drugtest, Inc.	2,500	4,000
Discovery Practice Management, Inc.	2,150	2,600
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O’Keefe Fund IV, LP (limited partnership interest)	2,000	—
Riverside Fund V, LP (limited partnership interest)	1,853	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,611	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500
Ansira Partners, Inc.	1,190	1,190
BMC Acquisition, Inc.	1,135	900
Milestone Partners IV, LP (limited partnership interest)	1,105	1,343
Garretson Firm Resolution Group, Inc.	1,031	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
CPASS Acquisition Company	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	906	934
ACON Equity Partners III, LP (limited partnership interest)	778	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	539	615
HealthDrive Corporation	500	750
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	269	323
Welocalize, Inc.	—	10,000
Rail Acquisition Corp.	—	6,165
Eagle Hospital Physicians, Inc.	—	1,400
Specialty Bakers, LLC	—	750
Advanced Pain Management	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100

Total	$125,900	$102,525

Contractual Obligations

The following table reflects information pertaining to debt outstanding under the SBA debentures, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes and our 2024 Notes:

	Debt Outstanding as of September 30, 2012	Debt Outstanding as of March 31, 2013	Weighted average debt outstanding for the six months ended March 31, 2013	Maximum debt outstanding for the six months ended March 31, 2013
SBA debentures	$150,000	$181,750	$168,760	$181,750
Wells Fargo facility	60,251	106,209	53,904	$114,713
ING facility	141,000	185,000	117,088	$185,000
Sumitomo facility	—	82,339	5,352	$82,339
Convertible Notes	115,000	115,000	115,000	$115,000
2024 Notes	—	75,000	67,582	$75,000

Total debt	$466,251	$745,298	$527,686	$753,802

The following table reflects our contractual obligations arising from the SBA debentures, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes and our 2024 Notes:

	Payments due by period as of March 31, 2013
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$181,750	$—	$—	$—	$181,750
Interest due on SBA debentures	55,125	6,708	13,578	13,559	21,280
Wells Fargo facility	106,209	—	—	106,209	—
Interest due on Wells Fargo facility	9,635	3,137	6,274	224	—
ING facility	185,000	—	—	185,000	—
Interest due on ING facility	20,375	5,550	11,100	3,725	—
Sumitomo facility	82,339	—	—	—	82,339
Interest due on Sumitomo facility	10,988	2,010	4,021	4,021	936
Convertible Notes	115,000	—	—	115,000	—
Interest due on Convertible Notes	18,578	6,181	12,363	34	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	51,076	4,406	8,813	8,813	29,044

Total	$911,075	$27,992	$56,149	$436,585	$390,349

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income in accordance with the tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar years 2009 and 2010. We did not incur a federal excise tax for calendar year 2011 and do not expect to incur a federal excise tax for the calendar year 2012. We may incur a federal excise tax in future years.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Wells Fargo facility and Sumitomo facility could, under certain circumstances, restrict Funding and Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividend distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Related Party Transactions

We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2013, we incurred fees of $14.6 million and $29.3 million, respectively, under the investment advisory agreement. For the three months ending March 31, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.3 million.

Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. As of March 31, 2013, FSC, Inc. had voluntarily determined to forgo receiving reimbursement for the services performed for us by our chief compliance officer. Although FSC, Inc. relinquished its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2013, we have incurred expenses of $1.1 million and $2.7 million, respectively, under the administration agreement.

We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we have a right to use the “Fifth Street” name for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, its managing member.

Recent Developments

In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% unsecured notes due 2028 for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. Interest on these notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per year, beginning April 30, 2013. The notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2018. The notes are listed on the NASDAQ Global Select Market under the trading symbol “FSCFL” with a par value of $25.00 per share. The notes were assigned an investment grade (BBB-) counterparty credit rating from Fitch Ratings and Standard & Poor’s.

In April 2013, we completed a follow-on public offering of 14,435,253 shares of our common stock, which included the underwriters’ partial exercise of their over-allotment option, at the public offering price of $10.85. The net proceeds totaled $151.5 million after deducting underwriting commissions of $4.7 million and offering costs of $0.3 million.

In April 2013, the existing lender group increased its commitment to the ING facility and our borrowing capacity increased to $445 million.

On May 6, 2013, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on June 28, 2013 to stockholders of record on June 14, 2013;

•	$0.0958 per share, payable on July 31, 2013 to stockholders of record on July 15, 2013; and

•	$0.0958 per share, payable on August 30, 2013 to stockholders of record on August 15, 2013.

On May 6, 2013, upon expiration of our existing stock repurchase program, our Board of Directors authorized a stock repurchase program to acquire up to $50 million of our outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as our management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by our Board of Directors, the stock repurchase program will expire on May 7, 2014 and may be limited or terminated at any time without prior notice.

On May 6, 2013, our Board of Directors appointed David H. Harrison as Chief Compliance Officer. Bernard D. Berman, who previously served as Chief Compliance Officer, remains our President and Secretary.

On May 7, 2013, we entered into a definitive agreement to acquire Healthcare Finance Group, LLC (“HFG”) as a portfolio company. HFG is a specialty lender providing asset-based lending and term loan products to the healthcare industry. To effect the acquisition, we anticipate investing approximately $110 million and intend to finance the purchase with available liquidity, including operating cash and borrowings under our existing credit facilities. Customary closing conditions, including the expiration of the applicable waiting period under the Hart Scott Rodino Act, apply to the acquisition.

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

As of March 31, 2013, 73.7% of our debt investment portfolio (at fair value) and 73.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2013 and September 30, 2012 was as follows:

	March 31, 2013		September 30, 2012
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$65,441	5.26%	$72,609	8.35%
1% to under 2%	1,016,529	81.77	554,315	63.72
2% to under 3%	75,266	6.05	111,262	12.79
3% to under 4%	85,878	6.92	131,686	15.14

Total	$1,243,114	100.00%	$869,872	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
100	$600	$(3,700)	$(3,100)
200	8,400	(7,500)	900
300	20,100	(11,200)	8,900
400	32,300	(14,900)	17,400
500	44,600	(18,700)	25,900

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2013 and September 30, 2012:

	March 31, 2013		September 30, 2012
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Outstanding Borrowings
Money market rate	$38,169	$—	$74,393	$—
Prime rate	3,148	87,339	6,832	60,000
LIBOR
1-month	32,350	286,209	32,753	141,251
3-month	1,210,453	—	822,867	—
Fixed rate	454,450	371,750	377,522	265,000

Total	$1,738,570	$745,298	$1,314,367	$466,251

Item 4.	Controls and Procedures

All controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing, and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes during the six months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2012.

Risks Relating to Our Business and Structure

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have agreed in a covenant in the indenture governing the Notes not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in any sales of unregistered securities during the three months ended March 31, 2013, we issued a total of 265,940 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $2.7 million.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

3.6	Certificate of Amendment to Fifth Street Finance Corp.’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit(a)(5) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.7	Second Amended and Restated Bylaws of Fifth Street Finance Corp. (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 19, 2013).

4.7	Form of Second Supplemental Indenture relating to the 6.125% Unsecured Notes due 2028, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit(d)(7) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

4.8	Form of 6.125% Unsecured Notes due 2028 (Incorporated by reference to Exhibit(d)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: May 8, 2013	By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.6	Certificate of Amendment to Fifth Street Finance Corp.’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.7	Second Amended and Restated Bylaws of Fifth Street Finance Corp. (Incorporated by reference to Exhibit 3.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on April 19, 2013).

4.7

Form of Second Supplemental Indenture relating to the 6.125% Unsecured Notes due 2028, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(7) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

4.8	Form of 6.125% Unsecured Notes due 2028 (Incorporated by reference to Exhibit (d)(8) filed with Fifth Street Finance Corp.’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.