Form 10-Q
period 2013-06-30
Fifth Street Finance Corp
filed 2013-08-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 121,126,462 shares of common stock outstanding as of August 6, 2013.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Investments at fair value:
Control investments (cost June 30, 2013: $162,784; cost September 30, 2012: $58,557)	$171,618	$53,240
Affiliate investments (cost June 30, 2013: $30,564; cost September 30, 2012: $29,496)	32,350	31,187
Non-control/Non-affiliate investments (cost June 30, 2013: $1,582,731; cost September 30, 2012: $1,180,436)	1,598,133	1,203,681
Total investments at fair value (cost June 30, 2013: $1,776,079; cost September 30, 2012: $1,268,489)	1,802,101	1,288,108
Cash and cash equivalents	59,618	74,393
Interest and fees receivable	12,257	7,652
Due from portfolio company	3,098	3,292
Receivables from unsettled transactions	—	1,750
Deferred financing costs	18,994	13,751
Other assets	780	56
Total assets	$1,896,848	$1,389,002

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,969	$978
Base management fee payable	8,164	6,573
Incentive fee payable	7,343	5,579
Due to FSC, Inc.	1,626	1,630
Interest payable	6,462	4,219
Payments received in advance from portfolio companies	16	40
Offering costs payable	—	162
Credit facilities payable	216,000	201,251
SBA debentures payable	181,750	150,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	161,250	—
Total liabilities	699,580	485,432
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 and 150,000 shares authorized, at June 30, 2013 and September 30, 2012, respectively; 120,996 and 91,048 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	1,210	910
Additional paid-in-capital	1,329,448	1,019,053
Net unrealized appreciation on investments	26,400	19,998
Net realized loss on investments and interest rate swap	(145,034)	(128,062)
Accumulated overdistributed net investment income	(14,756)	(8,329)
Total net assets (equivalent to $9.90 and $9.92 per common share at June 30, 2013 and September 30, 2012, respectively) (Note 12)	1,197,268	903,570
Total liabilities and net assets	$1,896,848	$1,389,002

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Interest income:
Control investments	$1,279	$2	$3,037	$434
Affiliate investments	741	835	2,050	2,229
Non-control/Non-affiliate investments	40,356	27,822	109,829	85,131
Interest on cash and cash equivalents	6	11	15	29
Total interest income	42,382	28,670	114,931	87,823
PIK interest income:
Control investments	719	211	936	249
Affiliate investments	316	158	1,080	467
Non-control/Non-affiliate investments	3,009	3,557	9,795	9,516
Total PIK interest income	4,044	3,926	11,811	10,232
Fee income:
Control investments	3,379	—	3,592	—
Affiliate investments	12	377	36	630
Non-control/Non-affiliate investments	7,656	7,954	32,138	23,744
Total fee income	11,047	8,331	35,766	24,374
Dividend and other income:
Non-control/Non-affiliate investments	577	81	2,012	154
Total dividend and other income	577	81	2,012	154
Total investment income	58,050	41,008	164,520	122,583
Expenses:
Base management fee	9,186	6,094	26,123	17,226
Incentive fee	7,343	5,477	20,983	16,422
Professional fees	959	619	2,931	2,310
Board of Directors fees	173	30	423	156
Interest expense	9,154	5,611	24,072	16,936
Administrator expense	695	690	2,294	2,214
General and administrative expenses	1,168	807	3,762	3,201
Total expenses	28,678	19,328	80,588	58,465
Base management fee waived	(1,022)	—	(2,321)	—
Net expenses	27,656	19,328	78,267	58,465
Gain on extinguishment of unsecured convertible notes	—	230	—	1,571
Net investment income	30,394	21,910	86,253	65,689
Unrealized appreciation (depreciation) on investments:
Control investments	10,680	(2,493)	14,151	(1,404)
Affiliate investments	158	322	94	9,649
Non-control/Non-affiliate investments	2,224	2,350	(7,843)	5,815
Net unrealized appreciation on investments	13,062	179	6,402	14,060
Realized gain (loss) on investments:
Control investments	(11,223)	—	(11,223)	—
Affiliate investments	—	—	—	(10,620)
Non-control/Non-affiliate investments	(6,227)	—	(5,748)	(16,800)
Net realized loss on investments	(17,450)	—	(16,971)	(27,420)
Net increase in net assets resulting from operations	$26,006	$22,089	$75,684	$52,329
Net investment income per common share — basic	$0.26	$0.27	$0.81	$0.84
Earnings per common share — basic	$0.22	$0.27	$0.71	$0.67
Weighted average common shares outstanding — basic	118,271	82,421	106,353	78,089
Net investment income per common share — diluted	$0.25	$0.26	$0.78	$0.80
Earnings per common share — diluted	$0.22	$0.26	$0.69	$0.64
Weighted average common shares outstanding — diluted	126,061	90,279	114,143	86,325
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Operations:
Net investment income	$86,253	$65,689
Net unrealized appreciation on investments	6,402	14,060
Net realized loss on investments	(16,971)	(27,420)
Net increase in net assets resulting from operations	75,684	52,329
Stockholder transactions:
Distributions to stockholders	(92,680)	(69,555)
Net decrease in net assets from stockholder transactions	(92,680)	(69,555)
Capital share transactions:
Issuance of common stock, net	302,673	99,815
Issuance of common stock under dividend reinvestment plan	8,021	855
Net increase in net assets from capital share transactions	310,694	100,670
Total increase in net assets	293,698	83,444
Net assets at beginning of period	903,570	728,627
Net assets at end of period	$1,197,268	$812,071
Net asset value per common share	$9.90	$9.85
Common shares outstanding at end of period	120,996	82,462
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$75,684	$52,329
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Gain on extinguishment of convertible notes	—	(1,571)
Net unrealized appreciation on investments	(6,402)	(14,060)
Net realized loss on investments	16,971	27,420
PIK interest income	(11,811)	(10,232)
Recognition of fee income	(35,766)	(24,374)
Accretion of original issue discount on investments	(448)	(1,367)
Amortization of deferred financing costs	3,896	3,241
Changes in operating assets and liabilities:
Fee income received	29,852	19,336
(Increase) decrease in interest and fees receivable	(3,976)	385
Decrease in due from portfolio company	194	103
Decrease in receivables from unsettled transactions	1,750	—
(Increase) decrease in other assets	(724)	151
Increase (decrease) in accounts payable, accrued expenses and other liabilities	991	(29)
Increase in base management fee payable	1,591	384
Increase in incentive fee payable	1,764	480
Increase (decrease) in due to FSC, Inc.	(4)	672
Increase (decrease) in interest payable	2,243	(704)
Decrease in payments received in advance from portfolio companies	(24)	(1)
Purchases of investments and net revolver activity, net of syndications	(972,155)	(407,854)
Principal payments received on investments (scheduled payments)	36,593	32,795
Principal payments received on investments (payoffs)	368,590	283,966
PIK interest income received in cash	5,492	5,007
Proceeds from the sale of investments	54,461	11,549
Net cash used by operating activities	(431,238)	(22,374)
Cash flows from financing activities:
Distributions paid in cash	(84,658)	(68,699)
Borrowings under SBA debentures payable	31,750	—
Borrowings under credit facilities	887,548	409,297
Repayments of borrowings under credit facilities	(872,799)	(358,780)
Proceeds from the issuance of unsecured notes	155,824	—
Repurchases of unsecured convertible notes	—	(17,939)
Proceeds from the issuance of common stock	303,502	100,700
Deferred financing costs paid	(3,713)	(3,279)
Offering costs paid	(991)	(876)
Net cash provided by financing activities	416,463	60,424
Net increase (decrease) in cash and cash equivalents	(14,775)	38,050
Cash and cash equivalents, beginning of period	74,393	67,644
Cash and cash equivalents, end of period	$59,618	$105,694
Supplemental information:
Cash paid for interest	$18,230	$14,720
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$8,021	$855

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 8/10/2015		$14,384	$14,362	$14,419
LC Facility, 8.5% cash due 8/10/2015 (10)			(8)	—
746,114 Series A Preferred Units			12,390	15,495
746,114 Common Stock Units			5,316	11,454
			32,060	41,368
TransTrade Operators, Inc. (14)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		13,556	13,556	13,507
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			3,033	2,608
			16,589	16,115
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		92,194	92,194	92,194
860,000 Class A Units			21,941	21,941
			114,135	114,135
Total Control Investments (14.3% of net assets)			$162,784	$171,618
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,035
			1,080	3,035
Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,315	4,308	4,284
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		25,193	25,176	25,031
4,668,788 shares of Preferred Stock			—	—
			29,484	29,315
Total Affiliate Investments (2.7% of net assets)			$30,564	$32,350
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure Facilities
1,000 Common Units (6)			$43	$195
			43	195
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 12/27/2015		$3,980	3,980	3,980
33,786 shares of Common Stock			345	1,078
			4,325	5,058
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,154	7,115	7,281
			7,115	7,281
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			89	89
			89	151
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,201	4,197	4,265
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,519	10,519	10,525
First Lien Revolver, 12% cash due 7/17/2013		2,379	2,379	2,390
			17,095	17,180

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,304
			598	1,304
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			362	373
			362	373
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			731	676
			731	676
Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		16,908	16,801	17,044
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,633	23,507	23,691
First Lien Term Loan C, 30% PIK due 12/31/2014		1,383	1,383	1,364
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,477	2,512
			44,168	44,611
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		7,351	7,286	7,431
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,388	9,316	9,490
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(15)	—
			16,587	16,921
Eagle Hospital Physicians, Inc. (9)(13)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,966	17,592
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,075	—
			25,041	17,592
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		8,633	8,545	8,649
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,986	11,049
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(34)	—
			19,497	19,698
Specialty Bakers LLC (13)	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		3.836	3,701	3,837
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,877	10,991
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,750	2,705	987
			17,283	15,815
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,892
			3,393	7,892

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		5,466	5,421	5,449
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		18,379	16,962	18,213
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,482	1,446	1,468
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	809
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	16
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			26,465	25,955
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			214	126
			214	126
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 12/30/2015		39,300	39,179	39,280
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		15,711	15,628	15,721
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (10)			(40)	—
			54,767	55,001
Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		635	635	633
First Lien Revolver, 8% cash due 11/30/2013		100	100	100
			735	733
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		11,437	11,240	11,366
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(23)	—
			11,217	11,366
Cardon Healthcare Network, LLC	Diversified support services
65,903 Class A Units			250	521
			250	521
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		5,642	5,547	5,555
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,401	21,093	20,811
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,000	2,913	2,965
			29,553	29,331
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,068	8,982	9,070
			8,982	9,070
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		35,057	34,580	35,337
			34,580	35,337
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,375	23,998	24,389
			23,998	24,389
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 3/23/2016		10,145	9,953	10,260
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 3/23/2016		20,443	20,115	20,641
First Lien Revolver, LIBOR+7.5% cash due 3/23/2016 (10)			(80)	—
1,000 Shares of Common Stock in Refac Holdings, Inc.			1	—
1,000 Shares of Preferred Stock in Refac Holdings, Inc.			999	491
			30,988	31,392

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
GSE Environmental, Inc. (formerly Gundle/SLT Environmental, Inc.)	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,835	8,773	8,832
			8,773	8,832
Titan Fitness, LLC	Leisure facilities
First Lien Term Loan A, LIBOR+8.75% (1.25% floor) cash due 6/30/2016		25,091	24,998	25,003
First Lien Term Loan B, LIBOR+10.75% (1.25% floor) cash 1.5% PIK due 6/30/2016		17,966	17,889	18,146
First Lien Revolver, LIBOR+8.75% (1.25% floor) cash due 6/30/2016 (10)			(23)	—
			42,864	43,149
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (12)			649	733
			649	733
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		29,295	29,197	29,817
Subordinated Term Loan, 11.75% cash 2% PIK due 7/13/2017		11,916	11,856	11,906
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 7/13/2016		1,600	1,556	1,685
			42,609	43,408
Stackpole Powertrain International ULC	Auto parts & equipment
1,000 Common Units (12)			1,000	3,016
			1,000	3,016
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan A, LIBOR+7.5% cash due 8/8/2016		5,959	5,913	5,964
First Lien Term Loan B, 12% cash 3% PIK due 8/8/2016		6,572	6,529	6,571
First Lien Revolver, LIBOR+7% cash due 8/8/2016		2,100	2,078	2,087
			14,520	14,622
CTM Group, Inc.	Leisure products
Subordinated Term Loan A, 11% cash 2% PIK due 2/10/2017		10,911	10,834	10,932
Subordinated Term Loan B, 18.4% PIK due 2/10/2017		4,348	4,326	4,428
			15,160	15,360
Milestone Partners IV, LP	Multi-sector holdings
1.36% limited partnership interest (6)(12)			586	637
			586	637
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		13,517	13,432	13,751
			13,432	13,751
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,144	28,954	29,714
317,282.97 Class A Units			317	342
			29,271	30,056
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			476	562
			476	562
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016		12,529	12,454	12,547
			12,454	12,547

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		12,269	12,179	12,391
264.37 Class A Preferred Units			264	298
2,954.87 Class A Common Units			36	209
			12,479	12,898
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		8,151	8,076	8,226
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(13)	—
			8,063	8,226
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016		8,888	8,888	8,884
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		12,907	12,818	13,109
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016			—	—
500,000 Preferred units (6)			261	268
500,000 Class A Common Units			25	395
			21,992	22,656
ACON Equity Partners III, LP	Multi-sector holdings
0.31% limited partnership interest (6)(12)			232	216
			232	216
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		26,537	26,339	27,261
			26,339	27,261
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			249	219
			249	219
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		10,899	10,794	10,963
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,936	7,045
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(46)	—
			17,684	18,008
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		10,341	10,262	10,584
			10,262	10,584
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,409	14,498
17,391 Shares of Series A-1 Preferred Stock			313	220
17,391 Shares of Common Stock			187	—
			14,909	14,718

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,410	5,378	5,378
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017		35	28	63
500 Series A Preferred Shares			500	453
50,000 Common Shares			1	—
			5,907	5,894
Ansira Partners, Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		10,867	10,797	10,864
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(7)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	296
			11,040	11,160
MX USA, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+10.5% (1.25% floor) cash due 10/31/2017		27,000	26,842	27,740
			26,842	27,740
Edmentum, Inc. (formerly PLATO, Inc.)	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,167
			17,000	17,167
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	26,965	27,549
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)			(7)	—
75,000 Class A Common Units of IDS Investments, LLC			750	697
			27,708	28,246
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		24,590	24,551	24,871
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,984	12,045
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(14)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,622
			38,021	40,538
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		9,084	9,084	9,105
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,770	17,770	18,024
			26,854	27,129
InvestRx Corporation	Diversified support services
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		23,830	23,830	23,823
First Lien Term Loan B, LIBOR+9.75% (1.25% floor) cash 1% PIK due 7/2/2017		18,371	18,371	18,749
First Lien Revolver, LIBOR+7.75% (1.25% floor) cash due 7/2/2017		1,300	1,300	1,301
First Lien Delayed Draw Term Loan, LIBOR+8.25% (1.25% floor) cash due 7/2/2014			—	—
			43,501	43,873
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,732	18,732	18,951
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	733
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	57
			19,482	19,741
Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan, LIBOR+6.5% (1.25% floor) cash due 9/25/2017		9,925	9,925	10,023
			9,925	10,023

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,113	13,113	13,057
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—
			13,113	13,057
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Deltek, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019		25,000	25,000	25,111
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017			—	—
			25,000	25,111
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019		25,000	25,000	25,187
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017			—	—
			25,000	25,187
Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,405	30,405	30,672
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,402
			31,905	32,074
IG Investments Holdings, LLC	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/31/2020		10,000	10,000	9,969
			10,000	9,969
SumTotal Systems LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019		20,000	20,000	20,011
			20,000	20,011
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,095	14,095	14,164
20,000 Common Shares in MCP CPS Group Holdings, Inc. (6)			2,000	2,299
			16,095	16,463
Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017		22,072	22,060	21,968
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017		11,333	11,327	11,225
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017		2,250	2,247	2,299
			35,634	35,492
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018		7,357	7,357	7,327
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,000	5,000	4,951
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017		406	406	441
4,950,000 Preferred Units in GRG Holdings, LP			495	501
50,000 Common Units in GRG Holdings, LP			5	—
			13,263	13,220

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017		42,868	42,855	43,217
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017		20,399	20,393	20,575
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)			(2)	—
			63,246	63,792
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,584	12,584	12,545
500 Class A Common Units in Omniplex Holdings Corp.			500	543
			13,084	13,088
Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,666	15,666	15,785
			15,666	15,785
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019		21,500	21,500	21,713
			21,500	21,713
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019		7,000	7,000	6,967
			7,000	6,967
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		113,288	113,256	113,290
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			2,000	2,082
			115,255	115,372
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		10,063	10,063	10,131
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	366
			10,563	10,497
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		10,895	10,895	10,861
			10,895	10,861
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 12/26/2018		9,975	9,975	9,975
			9,975	9,975
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			381	400
			381	400

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015		9,810	9,810	9,812
			9,810	9,812
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)			(658)	—
			(658)	—
SESAC Holdco II LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/28/2019		4,000	4,000	4,120
			4,000	4,120
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018		24,000	24,000	24,495
			24,000	24,495
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2018		8,475	8,438	8,454
			8,438	8,454
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018		15,000	15,000	15,056
			15,000	15,056
American Renal Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+7.25% (1.25% floor) cash due 2/27/2018		3,000	3,000	2,985
			3,000	2,985
ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018		95,000	94,955	94,892
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018		4,000	3,995	4,069
			98,950	98,961
Joerns Healthcare, LLC	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018		20,000	20,000	20,019
			20,000	20,019
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			109	109
			109	109
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,250
			13,250	13,250
Harden Healthcare, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.5% (1.25% floor) cash due 5/1/2018		9,000	9,000	9,000
			9,000	9,000
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019		8,750	8,750	8,750
			8,750	8,750
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016		150	148	150
			148	150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019		13,000	13,000	13,000
			13,000	13,000
Total Non-Control/Non-Affiliate Investments (133.5% of net assets)			$1,582,731	$1,598,133
Total Portfolio Investments (150.5% of net assets)			$1,776,079	$1,802,101
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2013
(unaudited)

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

(9)
Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Phoenix Brands Merger Sub LLC	March 1, 2013	+ 0.25% on Senior Term Loan + 0.25% on Revolver + 0.75% on Subordinated Term Loan		Tier pricing per loan agreement
HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
Physicians Pharmacy Alliance, Inc.	January 1, 2013	+ 1.0% on Term Loan + 3.0% on Revolver	+ 1.0% on Term Loan	Per loan amendment
Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment
Capital Equipment Group, Inc.	November 30, 2012		– 1.25% on Term Loan	Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment
Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment
Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(13)
The loan agreements for the Eagle Hospital Physicians, Inc. and Specialty Bakers LLC credit facilities state that the revolvers are structurally junior to the term loans in the respective capital structures. Thus, the unrealized appreciation (depreciation) on the loan tranches of these facilities has been allocated accordingly.

(14)	TransTrade Operators, Inc. is the successor entity to Trans-Trade, Inc. and was formed as part of the restructuring process.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Coll Materials Group LLC (9)(12)	Environmental & facilities services
Second Lien Term Loan A, 12% cash due 11/1/2014		$7,372	$7,096	$1,238
Second Lien Term Loan B, 14% PIK due 11/1/2014		2,040	2,000	1,999
50% Membership interest in CD Holdco, LLC			3,127	—
			12,223	3,237
Statewide Holdings, Inc. (formerly Traffic Control and Safety Corp.)	Construction and Engineering
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015		15,000	14,981	15,023
First Lien Term Loan B, 12% cash 3% PIK due 8/10/2015		14,059	14,042	14,068
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015 (10)			(6)	—
LC Facility, 8.5% cash due 8/10/2015 (10)			(6)	—
746,114 Series A Preferred Units			12,007	14,377
746,114 Common Stock Units			5,316	6,535
			46,334	50,003
Total Control Investments (5.9% of net assets)			$58,557	$53,240
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$2,924
			1,080	2,924
Ambath/Rebath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/30/2014		$4,293	4,290	4,268
First Lien Term Loan B, 12.5% cash 2.5% PIK due 12/30/2014		24,134	24,126	23,995
4,668,788 shares of Preferred Stock			—	—
			28,416	28,263
Total Affiliate Investments (3.5% of net assets)			$29,496	$31,187
Non-Control/Non-Affiliate Investments (7)
TBA Global, LLC	Advertising
53,994 Senior Preferred Shares			$216	—
191,977 Shares A Shares			192	—
			408	—
Fitness Edge, LLC	Leisure Facilities
1,000 Common Units (6)			43	200
			43	200
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 7/10/2013		$10,489	10,430	10,577
33,786 shares of Common Stock			345	568
			10,775	11,145
Rail Acquisition Corp.	Electronic manufacturing services
First Lien Revolver, 7.85% cash due 9/1/2013		3,835	3,835	3,835
			3,835	3,835
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,020	6,951	7,200
			6,951	7,200
Storyteller Theaters Corporation	Movies & entertainment
1,692 shares of Common Stock			—	62
20,000 shares of Preferred Stock			200	200
			200	262
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2013		4,601	4,511	4,697
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2013		10,387	10,357	10,473
First Lien Revolver, 12% cash due 7/17/2013		1,250	1,247	1,268
			16,115	16,438
idX Corporation	Distributors
Second Lien Term Loan, 12.5% cash 2% PIK due 7/1/2014		19,283	19,115	20,153
			19,115	20,153

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
414,419 Common Units (6)			598	1,394
			598	1394
Trans-Trade Brokers, Inc.	Air freight & logistics
First Lien Term Loan A, 13% cash 2.5% PIK due 9/10/2014		12,845	12,700	12,738
First Lien Term Loan B, 12% cash due 9/10/2014		6,226	6,203	3,193
			18,903	15,931
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (13)			240	240
			240	240
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(13)			677	677
			677	677
Tegra Medical, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2014		19,581	19,402	19,604
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2014		23,190	22,997	23,052
First Lien Term Loan C, 30% PIK due 12/31/2014		1,111	1,111	1,083
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2014		2,500	2,465	2,483
			45,975	46,222
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(13)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		9,467	9,362	9,659
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,282	9,181	9,464
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(21)	—
			18,522	19,123
NDSSI Holdings, LLC (9)	Electronic equipment & instruments
First Lien Term Loan A, LIBOR+9.75% (3% floor) cash 1% PIK due 12/31/2012		21,864	21,774	21,809
First Lien Term Loan B, LIBOR+9.75% (3% floor) cash 3.75% PIK due 12/31/2012		8,231	8,231	8,281
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/31/2012		3,500	3,487	3,504
2,000 Series D Preferred Units			2,671	2,671
			36,163	36,265
Eagle Hospital Physicians, Inc. (14)	Healthcare services
First Lien Term Loan, LIBOR+8.75% (3% floor) cash due 8/11/2015		24,256	23,890	24,184
First Lien Revolver, LIBOR+5.75% (3% floor) cash due 8/11/2015		1,100	1,068	1,060
			24,958	25,244
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		10,764	10,597	10,804
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		11,080	10,935	11,098
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)			(53)	—
			21,479	21,902
Specialty Bakers LLC (14)	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		4,301	4,103	4,277
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,826	10,888
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		3,250	3,187	3,236
			18,116	18,401
Welocalize, Inc.	Internet software & services
First Lien Term Loan A, LIBOR+8% (2% floor) cash due 11/19/2015		20,553	20,297	21,037
First Lien Term Loan B, LIBOR+9% (2% floor) 1.25% PIK due 11/19/2015		24,048	23,755	24,669
First Lien Revolver, LIBOR+7% (2% floor) cash due 11/19/2015 (10)			(155)	—
3,393,060 Common Units in RPWL Holdings, LLC			3,393	6,278
			47,290	51,984

 See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2012

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Miche Bag, LLC	Apparel, accessories & luxury goods
First Lien Term Loan A, LIBOR+9% (3% floor) cash due 12/7/2013		8,008	7,854	8,039
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,964	16,108	17,818
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015		1,500	1,420	1,513
10,371 Preferred Equity units in Miche Holdings, LLC			1,037	878
146,289 Series D Common Equity units in Miche Holdings, LLC			1,463	—
			27,882	28,248
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest(13)			66	66
			66	66
Advanced Pain Management Holdings	Healthcare services
First Lien Term Loan, LIBOR+5% (1.75% floor) cash due 12/22/2015		7,271	7,177	7,402
First Lien Revolver, LIBOR+5% (1.75% floor) cash due 12/22/2015 (10)			(4)	—
			7,173	7,402
Drugtest, Inc. (formerly DISA, Inc.)	Human resources & employment services
First Lien Term Loan A LIBOR+7.5% (0.75% floor) cash due 12/30/2015		11,215	11,066	11,445
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 12/30/2015		8,524	8,424	8,751
First Lien Revolver, LIBOR+6% (1% floor) cash due 12/30/2015 (10)			(49)	—
			19,441	20,196
Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		648	648	648
First Lien Revolver, 8% cash due 11/30/2012		100	100	102
			748	750
Physicians Pharmacy Alliance, Inc.	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		13,653	13,419	13,654
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(28)	—
			13,391	13,654
Cardon Healthcare Network, LLC (9)	Diversified support services
First Lien Term Loan A, LIBOR+10% (1.75% floor) cash due 1/24/2017		10,395	10,239	10,601
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 1/24/2017		21,719	21,521	22,016
First Lien Revolver, LIBOR+6.5% (1.75% floor) cash due 1/24/2017 (10)			(37)	—
65,903 Class A Units (6)			250	456
			31,973	33,073
U.S. Retirement Partners, Inc.
First Lien Term Loan, LIBOR+9.5% (2% floor) cash due 1/6/2016	Diversified financial services	32,350	31,991	32,767
			31,991	32,767
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		6,804	6,671	6,803
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,194	20,821	20,630
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		2,357	2,245	2,447
			29,737	29,880
U.S. Collections, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5.25% (1.75% floor) cash due 3/31/2016		9,885	9,772	9,871
			9,772	9,871
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 7/29/2015		34,748	34,111	35,280
			34,111	35,280
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan, LIBOR+9% (1.75% floor) cash due 12/31/2016		24,563	24,121	24,859
			24,121	24,859

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
_____________
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
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2012

(9)    Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
SolutionSet, Inc.	September 13, 2012	– 0.5% on Term Loan		Tier pricing per loan agreement
Securus Technologies Holdings, Inc.	June 6, 2012	+ 0.75% on Term Loan		Per loan amendment
Charter Brokerage, LLC	May 9, 2012	– 0.5% on Senior Term Loan & Revolver		Tier pricing per loan agreement
Coll Materials Group LLC	July 1, 2012	– 12.0% on Term Loan A	+ 15.0% on Term Loan A	Per loan amendment
HealthDrive Corporation	April 1, 2012	+ 2.0% on Term Loan A		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A 4.5% on Term Loan B	Per loan amendment
Cardon Healthcare Network, LLC	April 1, 2012	– 2.25% on Term Loan A – 1.25% on Term Loan B		Tier pricing per loan agreement
Tegra Medical, LLC	January 1, 2012		+ 0.5% on Term Loan B	Per loan amendment
NDSSI Holdings, LLC	December 31, 2011		– 1.0% on Term Loan A	Per loan amendment
Phoenix Brands Merger Sub LLC	December 22, 2011	+ 0.75% on Subordinated Term Loan + 0.5% on Senior Term Loan & Revolver		Per loan amendment
CCCG, LLC	November 15, 2011	+ 0.5% on Term Loan		Per loan amendment
Saddleback Fence and Vinyl Products, Inc.	October 31, 2011	+ 4.0% on Revolver		Per loan amendment
Eagle Hospital Physicians, Inc.	July 1, 2011	– 0.25% on Term Loan & Revolver		Per loan amendment
Capital Equipment Group, Inc.	July 1, 2010	– 2.0% on Term Loan	– 0.75% on Term Loan	Per waiver agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment was on PIK non-accrual status as of September 30, 2012.

(13)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that occurred from inception through June 30, 2013:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		$141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	8,451,486	10.79		91.2 million
December 7, 2012	Follow-on public offering	14,000,000	10.68		149.5 million
December 14, 2012	Underwriters’ partial exercise of over-allotment option	725,000	10.68		7.7 million
April 15, 2013	Follow-on public offering	13,500,000	10.85		146.5 million
April 26, 2013	Underwriters’ partial exercise of over-allotment option	935,253	10.85		10.1 million
 _______________
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

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of June 30, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.5 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.6 million. In March 2013, the SBA fixed the interest rate on such SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.355% as of June 30, 2013.
For the three and nine months ended June 30, 2013, the Company recorded interest expense of $1.9 million and $5.3 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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
The Consolidated Financial Statements include portfolio investments at fair value of $1.80 billion and $1.29 billion at June 30, 2013 and September 30, 2012, respectively. The portfolio investments represent 150.5% and 142.6% of net assets at June 30, 2013 and September 30, 2012, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

•
Level 3 — Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. If there is deterioration in the credit quality of the portfolio company or an investment is in workout status, the Company may use alternative methodologies, including an asset liquidation or expected recovery model.
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
•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

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

The fair value of each of the Company’s investments at June 30, 2013 and September 30, 2012 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
A portion of the Company's portfolio is valued by independent third parties on a quarterly basis, with a substantial portion being valued over the course of each fiscal year.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $2.1 million that was held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s Wells Fargo facility and $2.1 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo and Sumitomo Mitsui Banking Corporation verify the Company’s compliance per the terms of their respective credit agreements with the Company.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations.
Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $0.8 million of offering costs charged to net assets during the nine months ended June 30, 2013.
Income Taxes:
As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar year 2010. The Company did not incur a federal excise tax for calendar years 2011 and 2012 and does not expect to incur a federal excise tax for calendar year 2013. The Company may incur a federal excise tax in future years.
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
Recent Accounting Pronouncements:
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. As such, the Company anticipates no impact from adopting this standard on the Company’s consolidated financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

Note 3. Portfolio Investments
At June 30, 2013, 150.5% of net assets or $1.80 billion was invested in 98 portfolio investments and 5.0% of net assets or $59.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2012, 142.6% of net assets or $1.29 billion was invested in 78 portfolio investments and 8.2% of net assets or $74.4 million was invested in cash and cash equivalents. As of June 30, 2013, 78.7% of the Company’s portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These equity instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2013, the Company recorded net realized losses of $17.5 million and $17.0 million, respectively. During the three and nine months ended June 30, 2012, the Company recorded net realized losses of $0 and $27.4 million, respectively. During the three and nine months ended June 30, 2013, the Company recorded net unrealized appreciation of $13.1 million and $6.4 million, respectively. During the three and nine months ended June 30, 2012, the Company recorded net unrealized appreciation of $0.2 million and $14.1 million, respectively.
The composition of the Company’s investments as of June 30, 2013 and September 30, 2012 at cost and fair value was as follows:

	June 30, 2013		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,706,821	$1,713,260	$1,226,489	$1,241,197
Investments in equity securities	69,258	88,841	42,000	46,911
Total	$1,776,079	$1,802,101	$1,268,489	$1,288,108
The composition of the Company’s debt investments as of June 30, 2013 and September 30, 2012 at fixed rates and floating rates was as follows:

	June 30, 2013		September 30, 2012
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$517,961	30.23%	$371,325	29.92%
Floating rate debt securities	1,195,299	69.77%	869,872	70.08%
Total	$1,713,260	100.00%	$1,241,197	100.00%

 The following table presents the financial instruments carried at fair value as of June 30, 2013, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (first lien)	$—	$—	$1,166,199	$1,166,199
Investments in debt securities (second lien)	—	—	252,679	252,679
Investments in debt securities (subordinated)	—	—	294,382	294,382
Investments in equity securities (preferred)	—	—	27,097	27,097
Investments in equity securities (common)	—	—	61,744	61,744
Total investments at fair value	$—	$—	$1,802,101	$1,802,101
The following table presents the financial instruments carried at fair value as of September 30, 2012, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from March 31, 2013 to June 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2013	$1,113,770	$260,783	$311,341	$24,575	$38,426	$1,748,895
New investments & net revolver activity	185,864	22,000	17,250	3,033	21,998	250,145
Redemptions/repayments	(135,577)	(30,433)	(35,016)	(111)	—	(201,137)
Net accrual of PIK interest income	1,630	169	969	382	—	3,150
Accretion of original issue discount	162	2	—	—	—	164
Net change in unearned income	1,494	212	341	—	—	2,047
Net unrealized appreciation (depreciation)	3,452	7,613	(1,669)	(782)	4,448	13,062
Unrealized adjustments due to deal exits	(4,596)	(7,667)	1,166	—	(3,128)	(14,225)
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2013	$1,166,199	$252,679	$294,382	$27,097	$61,744	$1,802,101
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2013	$(1,144)	$(54)	$(503)	$(782)	$1,320	$(1,163)

The following table provides a roll-forward in the changes in fair value from March 31, 2012 to June 30, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2012	$736,192	$122,261	$171,208	$7,801	$18,761	$1,056,223
New investments & net revolver activity	141,260	30,000	29,000	500	2,747	203,507
Redemptions/repayments	(47,885)	(18,507)	—	—	—	(66,392)
Net accrual of PIK interest income	1,254	(1,552)	1,091	184	—	977
Accretion of original issue discount	248	205	—	—	—	453
Net change in unearned income	1,587	44	(25)	—	—	1,606
Net unrealized appreciation	(1,871)	(215)	2,221	748	(704)	179
Unrealized adjustments due to deal exits	1,062	482	—	—	—	1,544
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2012	$831,847	$132,718	$203,495	$9,233	$20,804	$1,198,097
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2012	$(809)	$267	$2,221	$748	$(704)	$1,723
The following table provides a roll-forward in the changes in fair value from September 30, 2012 to June 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2012	$902,492	$133,258	$205,447	$24,240	$22,671	$1,288,108
New investments & net revolver activity	602,775	230,400	119,093	5,705	27,703	985,676
Redemptions/repayments	(332,244)	(108,547)	(35,016)	(2,422)	—	(478,229)
Net accrual of PIK interest income	4,036	(970)	3,542	(289)	—	6,319
Accretion of original issue discount	437	11	—	—	—	448
Net change in unearned income	3,812	960	512	—	—	5,284
Net unrealized appreciation (depreciation)	(12,665)	4,756	(361)	(17)	14,689	6,402
Unrealized adjustments due to deal exits	(2,444)	(7,189)	1,165	(120)	(3,319)	(11,907)
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2013	$1,166,199	$252,679	$294,382	$27,097	$61,744	$1,802,101
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2013	$(15,109)	$(2,433)	$804	$(137)	$11,370	$(5,505)
The following table provides a roll-forward in the changes in fair value from September 30, 2011 to June 30, 2012, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
First lien debt	$1,147,620	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.2%
			Tranche specific risk premium/(discount)	(a)	(4.00)%	-	26.3%	2.2%
			Size premium	(a)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.50)%	-	3.0%	0.5%
	18,579	Market approach	EBITDA multiple	(b)	7.7x	-	16.0x	8.2x
Second lien & subordinated debt	531,502	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a)	(1.00)%	-	11.0%	3.5%
			Size premium	(a)	0.5%	-	2.0%	0.8%
			Industry premium/(discount)	(a)	(1.50)%	-	1.7%	0.2%
	15,559	Broker quotations	Non-binding indicative price		99.5%	-	103.0%	100.6%
Preferred & common equity	88,841	Market and income approach	Weighted average cost of capital		11.0%	-	29.0%	13.2%
			Company specific risk premium	(a)	1.0%	-	15.0%	1.5%
			Revenue growth rate		2.6%	-	81.9%	11.6%
			EBITDA multiple	(b)	3.7x	-	12.1x	5.6x
Total	$1,802,101
 ____________________
(a) Used when market participant would take into account this premium or discount when pricing the investment
(b) Used when market participant would use such multiples when pricing the investment

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
First lien debt	$895,464	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.3%
			Tranche specific risk premium/(discount)	(a)	(4.00)%	-	25.5%	2.1%
			Size premium	(a)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.50)%	-	4.7%	0.1%
	7,028	Market approach	EBITDA multiple	(b)	6.2x	-	6.2x	6.2x
Second lien & subordinated debt	337,467	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.80%	-	7.8%	3.1%
			Size premium	(a)	0.5%	-	2.0%	0.8%
			Industry premium/(discount)	(a)	(1.40)%	-	1.1%	(0.1)%
	1,238	Market and income approach	Weighted average cost of capital		33.00%	-	33.0%	33.0%
			Company specific risk premium	(a)	24.00%		24.0%	24.0%
			Revenue growth rate		15.5%		15.5%	15.5%
Preferred & common equity	46,911	Market and income approach	Weighted average cost of capital		13.0%	-	33.0%	19.1%
			Company specific risk premium	(a)	1.0%	-	24.0%	4.0%
			Revenue growth rate		1.9%	-	44.5%	11.0%
			EBITDA multiple	(b)	4.8x	-	9.7x	7.5x
Total	$1,288,108
____________________
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$216,000	$216,000	$—	$—	$216,000
SBA debentures payable	181,750	159,143	—	—	$159,143
Unsecured convertible notes payable	115,000	121,325	—	—	$121,325
Unsecured notes payable	161,250	156,188	—	156,188	—
Total	$674,000	$652,656	$—	$156,188	$496,468
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

The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of the unsecured convertible notes payable, which are included in Level 3 of the hierarchy.
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which trade under the symbol “FSCE” on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Stock Exchange, respectively. As such, these securities are included in Level 2 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $147.5 million and $102.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2013 and September 30, 2012, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2013 and September 30, 2012 is shown in the table below:

	June 30, 2013	September 30, 2012
Drugtest, Inc.	$20,000	$4,000
Deltek, Inc.	10,000	—
RP Crown Parent, LLC	10,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,891	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
Adventure Interactive, Corp.	5,000	—
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc.	4,000	4,000
InvestRx Corporation	3,700	5,000
Phoenix Brands Merger Sub LLC	3,429	4,071
2Checkout.com, Inc.	2,850	—
Reliance Communications, LLC	2,750	—
CPASS Acquisition Company	2,500	1,000
Charter Brokerage, LLC	2,400	7,353
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	2,000	—
Chicago Growth Partners III, LP (limited partnership interest)	2,000	—
Riverside Fund V, LP (limited partnership interest)	1,751	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,619	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500
Milestone Partners IV, LP (limited partnership interest)	1,414	1,343
BMC Acquisition, Inc.	1,215	900
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Discovery Practice Management, Inc.	900	2,600
Garretson Firm Resolution Group, Inc.	844	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	786	934
ACON Equity Partners III, LP (limited partnership interest)	768	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
HealthDrive Corporation	621	750
RCP Direct, LP (limited partnership interest)	524	615
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	269	323
Welocalize, Inc.	—	10,000
Traffic Solutions Holdings, Inc.	—	5,000
Rail Acquisition Corp.	—	6,165
Cardon Healthcare Network, LLC	—	3,000
Eagle Hospital Physicians, Inc.	—	1,400
Specialty Bakers, LLC	—	750
Advanced Pain Management Holdings, Inc.	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100
Total	$147,533	$102,525

Portfolio Composition
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2013		September 30, 2012
Cost:
First lien debt	$1,165,141	65.60%	$888,690	70.06%
Second lien debt	250,412	14.10	135,828	10.71
Subordinated debt	291,268	16.40	201,971	15.92
Purchased equity	60,952	3.43	34,516	2.72
Equity grants	4,316	0.24	4,724	0.37
Limited partnership interests	3,990	0.23	2,760	0.22
Total	$1,776,079	100.00%	$1,268,489	100.00%

Fair Value:
First lien debt	$1,166,199	64.71%	$902,492	70.06%
Second lien debt	252,679	14.02	133,258	10.35
Subordinated debt	294,382	16.34	205,447	15.95
Purchased equity	79,150	4.39	38,600	3.00
Equity grants	5,638	0.31	5,551	0.43
Limited partnership interests	4,053	0.23	2,760	0.21
Total	$1,802,101	100.00%	$1,288,108	100.00%

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

	June 30, 2013		September 30, 2012
Cost:
Northeast U.S.	$677,960	38.17%	$440,689	34.74%
Southeast U.S.	360,366	20.29	230,667	18.18
Midwest U.S.	303,986	17.12	251,751	19.85
Southwest U.S.	262,320	14.77	206,522	16.28
West U.S.	170,447	9.60	137,860	10.87
Canada	1,000	0.05	1,000	0.08
Total	$1,776,079	100.00%	$1,268,489	100.00%

Fair Value:
Northeast U.S.	$686,299	38.08%	$442,111	34.32%
Southeast U.S.	358,836	19.91	236,808	18.38
Midwest U.S.	306,199	16.99	254,509	19.76
Southwest U.S.	266,310	14.78	212,939	16.53
West U.S.	181,442	10.07	140,191	10.88
Canada	3,015	0.17	1,550	0.13
Total	$1,802,101	100.00%	$1,288,108	100.00%

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013		September 30, 2012
Cost:
Healthcare services	$228,756	12.88%	$168,914	13.32%
Diversified support services	213,591	12.03	111,362	8.78
Education services	173,613	9.78	99,033	7.81
Advertising	155,995	8.78	53,665	4.23
Specialized finance	122,885	6.92	—	—
Internet software & services	96,871	5.45	73,753	5.81
Healthcare equipment	90,430	5.09	82,808	6.53
IT consulting & other services	80,821	4.55	44,979	3.55
Oil & gas equipment services	77,189	4.35	60,245	4.75
Human resources & employment services	65,329	3.68	19,441	1.53
Leisure products	53,181	2.99	55,534	4.38
Pharmaceuticals	51,519	2.90	40,309	3.18
Leisure facilities	42,907	2.42	29,651	2.34
Apparel, accessories & luxury goods	36,727	2.07	37,919	2.99
Auto parts & equipment	32,905	1.85	1,000	0.08
Construction & engineering	32,060	1.81	46,334	3.65
Specialty stores	30,988	1.74	33,034	2.60
Household products	29,553	1.66	29,738	2.34
Home improvement retail	29,484	1.66	28,415	2.24
Data processing & outsources services	23,225	1.31	—	—
Research & consulting services	17,683	1.00	13,885	1.09
Food distributors	17,282	0.97	18,115	1.43
Industrial machinery	16,804	0.95	21,052	1.66
Air freight & logistics	16,589	0.93	18,903	1.49
Security & alarm services	13,084	0.74	—	—
Environmental & facilities services	8,773	0.49	21,027	1.66
Construction materials	7,115	0.40	6,951	0.55
Diversified financial services	5,906	0.33	38,479	3.03
Multi-sector holdings	3,881	0.21	2,758	0.21
Building products	735	0.04	748	0.06
Thrift & mortgage finance	109	0.01	—	—
Movies & entertainment	89	0.01	200	0.02
Electronic equipment & instruments	—	—	36,163	2.85
Integrated telecommunication services	—	—	31,994	2.52
Restaurants	—	—	19,130	1.51
Distributors	—	—	19,115	1.51
Electronic manufacturing services	—	—	3,835	0.30
Total	$1,776,079	100.00%	$1,268,489	100.00%

	June 30, 2013		September 30, 2012
Fair Value:
Healthcare services	$226,914	12.59%	$174,933	13.58%
Diversified support services	214,802	11.92	113,021	8.77
Education services	174,914	9.71	99,327	7.71
Advertising	156,511	8.68	54,125	4.20
Specialized finance	122,885	6.82	—	—
Internet software & services	102,098	5.67	79,220	6.15
Healthcare equipment	91,358	5.07	84,084	6.53
IT consulting & other services	82,081	4.55	45,746	3.55
Oil & gas equipment services	78,745	4.37	62,087	4.82
Human resources & employment services	65,498	3.63	20,196	1.57
Leisure products	55,898	3.10	56,477	4.38
Pharmaceuticals	52,870	2.93	41,000	3.18
Leisure facilities	43,343	2.41	30,359	2.36
Construction & engineering	41,368	2.30	50,003	3.88
Apparel, accessories & luxury goods	36,539	2.03	38,413	2.98
Auto parts & equipment	35,090	1.95	1,550	0.12
Specialty stores	31,392	1.74	34,106	2.65
Household products	29,331	1.63	29,880	2.32
Home improvement retail	29,315	1.63	28,263	2.19
Data processing & outsources services	23,225	1.29	—	—
Research & consulting services	18,008	1.00	14,189	1.10
Industrial machinery	17,956	1.00	21,750	1.69
Air freight & logistics	16,115	0.89	15,931	1.24
Food distributors	15,815	0.88	18,400	1.43
Security & alarm services	13,088	0.73	—	—
Environmental & facilities services	8,832	0.49	12,175	0.95
Construction materials	7,281	0.40	7,200	0.56
Diversified financial services	5,894	0.33	39,288	3.05
Multi-sector holdings	3,944	0.20	2,760	0.22
Building products	732	0.04	750	0.06
Movies & entertainment	150	0.01	262	0.02
Thrift & mortgage finance	109	0.01	—	—
Electronic equipment & instruments	—	—	36,265	2.82
Integrated telecommunication services	—	—	32,892	2.55
Distributors	—	—	20,153	1.56
Restaurants	—	—	19,468	1.51
Electronic manufacturing services	—	—	3,835	0.30
Total	$1,802,101	100.00%	$1,288,108	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2013 and September 30, 2012, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2013 and June 30, 2012, no individual investment produced income that exceeded 10% of investment income.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business. Certain fees, such as origination fees, are capitalized and amortized in accordance with ASC 310-20 Nonrefundable Fees and Other Costs. In accordance with ASC 310-20, the net unearned fee income balance is netted against the cost of the respective investments. Other fees, such as servicing, advisory, structuring and prepayments fees, are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of June 30, 2013 and September 30, 2012 were $6.5 million and $11.6 million, respectively.
As of June 30, 2013, the Company had structured $5.9 million in aggregate exit fees across six portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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

On April 15, 2013, the Company completed a follow-on public offering of 13,500,000 shares of its common stock at the public offering price of $10.85 per share, with 935,253 additional shares being sold as part of the underwriters' partial exercise of their over-allotment option on April 26, 2013. The net proceeds totaled $151.5 million after deducting underwriting commissions of $4.7 million and offering costs of $0.3 million.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Earnings per common share — basic:
Net increase in net assets resulting from operations	$26,006	$22,089	$75,684	$52,329
Weighted average common shares outstanding — basic	118,271	82,421	106,353	78,089
Earnings per common share — basic	$0.22	$0.27	$0.71	$0.67
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$26,006	$22,089	$75,684	$52,329
Adjustments for interest on convertible notes, base management fees, incentive fees and gain on extinguishment of convertible notes	1,365	1,205	2,714	3,113
Net increase in net assets resulting from operations, as adjusted	27,371	23,294	78,398	55,442
Weighted average common shares outstanding — basic	118,271	82,421	106,353	78,089
Adjustments for dilutive effect of convertible notes	7,790	7,858	7,790	8,236
Weighted average common shares outstanding — diluted	126,061	90,279	114,143	86,325
Earnings per common share — diluted	$0.22	$0.26	$0.69	$0.64

The following table reflects the distributions per share that the Board of Directors of the Company has declared and the Company paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2011 to June 30, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
__________
(1) Shares were purchased on the open market and distributed.
On May 6, 2013, upon expiration of its previous stock repurchase program, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50 million of its outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company's management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Board of Directors, the stock repurchase program will expire on May 7, 2014 and may be limited or terminated at any time without prior notice.

On March 19, 2013, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares.

Note 6. Lines of Credit
 Wells Fargo Facility
On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding”), and the Company entered into a Loan and Servicing Agreement (“Wells Agreement”), with respect to a revolving credit facility, as subsequently amended, (the “Wells Fargo facility”) with Wells Fargo, as successor to Wachovia Bank, National Association, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time.
As of June 30, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.

The Wells Fargo facility provides for the issuance from time to time of letters of credit for the benefit of the Company's portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.
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
The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the Wells Fargo facility.
The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2013, the Company had $60.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $60.0 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.982% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, the Company recorded interest expense of $0.8 million and $2.4 million, respectively, related to the Wells Fargo facility.

ING Facility
On May 27, 2010, the Company entered into a secured syndicated revolving credit facility (as subsequently amended, the “ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.
As of June 30, 2013, the ING facility permitted up to $445 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $600 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.75% per annum, with no LIBOR floor, assuming the Company maintains its current credit rating. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on November 30, 2015 and the maturity date of the facility is November 30, 2016.
The ING facility is secured by substantially all of the Company’s assets, as well as the assets of the Company’s wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of

Funds"), subject to certain exclusions for, among other things, equity interests in the Company’s SBIC subsidiaries, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company’s portfolio companies for tax purposes and have no other operations. None of the Company’s SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including the Company’s obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interest in Holdings and Holdings, Inc. pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement.
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
As of June 30, 2013, the Company had $156.0 million of borrowings outstanding under the ING facility, which had a fair value of $156.0 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.306% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, the Company recorded interest expense of $1.9 million and $5.7 million, respectively, related to the ING facility.

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
As of June 30, 2013, the Sumitomo facility permitted up to $200 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2014 and the maturity date of the facility is September 16, 2018, with an option for a one-year extension.
In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of its businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2013, the Company did not have any borrowings outstanding under the Sumitomo facility. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.510% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, the Company recorded interest expense of $0.4 million and $1.2 million, respectively, related to the Sumitomo facility.
As of June 30, 2013, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Interest expense for the three and nine months ended June 30, 2013 was $9.2 million and $24.1 million, respectively. Interest expense for the three and nine months ended June 30, 2012 was $5.6 million and $16.9 million, respectively.

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

Accumulated PIK interest activity for the nine months ended June 30, 2013 and June 30, 2012 was as follows:

	Nine months ended June 30, 2013	Nine months ended June 30, 2012
PIK balance at beginning of period	$18,431	$22,672
Gross PIK interest accrued	12,556	12,306
PIK income reserves(1)	(745)	(2,074)
PIK interest received in cash	(5,492)	(5,007)
Loan exits and other PIK adjustments	(2,769)	—
PIK balance at end of period	$21,981	$27,897
_____________
(1) PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of June 30, 2013, there were no investments on which the Company had stopped accruing cash interest, PIK interest or OID income. As of June 30, 2012, the Company had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended June 30, 2012.
The percentages of the Company’s portfolio investments at cost and fair value by accrual status as of June 30, 2013, September 30, 2012 and June 30, 2012 were as follows:

	June 30, 2013				September 30, 2012				June 30, 2012
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,776,079	100.00%	$1,802,101	100.00%	$1,256,265	99.04%	$1,284,872	99.75%	$1,168,495	95.75%	$1,181,490	98.61%
PIK non-accrual	—	—	—	—	12,224	0.96	3,236	0.25	15,637	1.28	3,454	0.29
Cash non-accrual(1)	—	—	—	—	—	—	—	—	36,260	2.97	13,153	1.10
Total	$1,776,079	100.00%	$1,802,101	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,220,392	100.00%	$1,198,097	100.00%
 _____________

(1) Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company’s portfolio investments as of June 30, 2013, September 30, 2012 and June 30, 2012 was as follows:

	June 30, 2013	September 30, 2012	June 30, 2012
Coll Materials Group LLC (1)	—	PIK non-accrual	—
Lighting by Gregory, LLC (1)	—	—	Cash non-accrual
Repechage Investments Limited (1)	—	—	Cash non-accrual
Rail Acquisition Corp. (1)	—	—	PIK non-accrual
Traffic Control & Safety Corp. – Second Lien and Subordinated Debt (1)	—	—	Cash non-accrual
  _____________
(1) The Company no longer holds this investment.
Income non-accrual (and recapture) amounts for the three and nine months ended June 30, 2013 and June 30, 2012 were as follows:

	Three months ended June 30, 2013		Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Cash interest income	$(721)	(1)	$524	$288	$2,681
PIK interest income	130		1,033	745	3,078
OID income	—		—	—	95
Total	$(591)		$1,557	$1,033	$5,854
  _____________
(1) Represents the recapture of Eagle Hospital Physicians, Inc. cash interest income that was not accrued for the quarter ended March 31, 2013, but was subsequently collected during the quarter ended June 30, 2013.

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized, (2) origination and exit fees received in connection with investments in portfolio companies, (3) organizational and deferred offering costs, (4) recognition of interest income on certain loans and (5) income or loss recognition on exited investments.
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
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2013.

	Three months ended June 30, 2013	Nine months ended June 30, 2013
Net increase in net assets resulting from operations	$26,006	$75,684
Net change in unrealized appreciation	(13,062)	(6,402)
Book/tax difference due to deferred loan fees	(4,738)	(9,560)
Book/tax difference due to organizational and deferred offering costs	(22)	(65)
Book/tax difference due to interest income on certain loans	(721)	424
Book/tax difference due to capital losses not recognized	17,450	16,971
Other book/tax differences	(577)	(2,011)
Taxable/Distributable Income (1)	$24,336	$75,041
 ______________
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

The Company’s Board of Directors has declared and the Company has paid the following distributions from inception to June 30, 2013:

Distribution Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	0.33
Special	12/18/2008	12/30/2008	1/29/2009	0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	0.0958
Monthly	8/6/2012	10/15/2012	10/31/2012	0.0958
Monthly	8/6/2012	11/15/2012	11/30/2012	0.0958
Monthly	8/6/2012	12/14/2012	12/28/2012	0.0958
Monthly	8/6/2012	1/15/2013	1/31/2013	0.0958
Monthly	8/6/2012	2/15/2013	2/28/2013	0.0958
Monthly	1/14/2013	3/15/2013	3/29/2013	0.0958
Monthly	1/14/2013	4/15/2013	4/30/2013	0.0958
Monthly	1/14/2013	5/15/2013	5/31/2013	0.0958
Monthly	5/6/2013	6/14/2013	6/28/2013	0.0958
For income tax purposes, the Company estimates that its distributions for the calendar year 2013 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2013.
As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Because the Company did not satisfy these distribution requirements for calendar year 2010, the Company incurred a de minimis federal excise tax. The Company did not incur a federal excise tax for calendar years 2011 and 2012 and does not expect to incur a federal excise tax for calendar year 2013.

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
During the nine months ended June 30, 2013, the Company recorded investment realization events, including the following:

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

•
In March 2013, the Company received a cash payment of $19.5 million from idX Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In April 2013, the Company realized a loss in the amount of $11.2 million after the senior-most creditors foreclosed on the assets of Coll Materials Group, LLC. The Company maintains a $1.0 million receivable related to a financial guarantee related to the transaction;

•
In April 2013, the Company received a cash payment of $14.1 million from Huddle House, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In April 2013, the Company received a cash payment of $20.4 million from Slate Pharmaceuticals Acquisition Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In April 2013, the Company received a cash payment of $12.5 million from Securus Technologies Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, the Company received a cash payment of $9.6 million from ConvergeOne Holdings Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In May 2013, the Company received a cash payment of $30.9 million from CompuCom Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, the Company received a cash payment of $31.1 million from Cardon Healthcare Network, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, the Company restructured its investment in Trans-Trade Brokers, Inc.  As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the restructured entity, TransTrade Operators, Inc., and recorded a realized loss in the amount of $6.1 million on this transaction;

•
In June 2013, the Company received a cash payment of $33.6 million from U.S. Retirement Partners, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2013, the Company received a cash payment of $14.6 million from Traffic Solutions Holdings, Inc. in full satisfaction of all obligations related to the Term Loan A and Revolver under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the nine months ended June 30, 2013, the Company received cash payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

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

•
In February 2012, the Company received a cash payment of $2.1 million from O'Currance, Inc. The debt investment was exited below par and the Company recorded a realized loss in the amount of $10.7 million on this transaction;

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

During the nine months ended June 30, 2013, the Company recorded net unrealized appreciation of $6.4 million. This consisted of $11.2 million of net unrealized appreciation on equity investments and $11.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $16.5 million of net unrealized depreciation on debt investments. During the nine months ended June 30, 2012, the Company recorded net unrealized appreciation of $14.1 million. This consisted of $1.9 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $15.5 million of net unrealized depreciation on debt investments.

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
For the three and nine months ended June 30, 2013, the Investment Adviser voluntarily waived the portion of the base management fee attributable to certain new investments that closed prior to period end, which resulted in waivers of $1.0 million and $2.3 million, respectively.
For the three and nine months ended June 30, 2013, base management fees were $8.2 million and $23.8 million, respectively. For the three and nine months ended June 30, 2012, base management fees were $6.1 million and $17.2 million, respectively. At June 30, 2013, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.2 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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

•
100% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).

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
For the three and nine months ended June 30, 2013, incentive fees were $7.3 million and $21.0 million, respectively. For the three and nine months ended June 30, 2012, incentive fees were $5.5 million and $16.4 million, respectively. At June 30, 2013, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.3 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
For the three and nine months ended June 30, 2013, the Company accrued administrative expenses of $1.2 million, including $0.5 million of general and administrative expenses, and $3.9 million, including $1.6 million of general and administrative expenses, which are due to FSC, Inc., respectively. At June 30, 2013, $1.6 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

Note 12. Financial Highlights

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Net asset value at beginning of period	$9.90	$9.87	$9.92	$10.07
Net investment income	0.26	0.27	0.81	0.84
Net unrealized appreciation on investments	0.11	—	0.06	0.18
Net realized loss on investments	(0.15)	—	(0.16)	(0.35)
Distributions paid	(0.29)	(0.29)	(0.87)	(0.89)
Issuance of common stock	0.07	—	0.14	—
Net asset value at end of period	$9.90	$9.85	$9.90	$9.85
Per share market value at beginning of period	$11.02	$9.76	$10.98	$9.32
Per share market value at end of period	$10.45	$9.98	$10.45	$9.98
Total return(1)	(2.45)%	5.29%	3.52%	17.28%
Common shares outstanding at beginning of period	106,209	82,421	91,048	72,376
Common shares outstanding at end of period	120,996	82,462	120,996	82,462
Net assets at beginning of period	$1,050,961	$813,322	$903,570	$728,627
Net assets at end of period	$1,197,268	$812,071	$1,197,268	$812,071
Average net assets(2)	$1,180,475	$816,609	$1,058,174	$777,094
Ratio of net investment income to average net assets(3)	10.33%	10.76%	10.90%	11.26%
Ratio of total expenses to average net assets(4)	9.66%	9.49%	9.96%	10.02%
Ratio of portfolio turnover to average investments at fair value	9.57%	5.22%	25.63%	25.13%
Weighted average outstanding debt(5)	$621,178	$371,346	$558,850	$409,254
Average debt per share	$5.25	$4.51	$5.25	$5.24
__________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)
Interim periods are annualized except for the effect of voluntary fee waivers. The ratio of total expenses to average net assets excluding voluntary fee waivers would be 9.74% and 10.18%, respectively, for the three and nine months ended June 30, 2013.

(5)	Calculated based upon the weighted average of loans payable for the period.

Note 13. Convertible Notes
On April 12, 2011, the Company issued $152 million unsecured convertible notes, including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and the Trustee.
The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes are the Company’s unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at June 30, 2013 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three and nine months ended June 30, 2013, the Company recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the nine months ended June 30, 2013. During the nine months ended June 30, 2012, the Company repurchased $20.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.6 million.
As of June 30, 2013, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $121.3 million.

Note 14. Unsecured Notes
2024 Notes
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2013, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2013, the Company recorded interest expense of $1.2 million and $3.3 million, respectively, related to the 2024 Notes.
As of June 30, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.3 million.
2028 Notes
In April and May 2013, the Company issued $86.3 million in aggregate principal amount of its 6.125% unsecured notes due 2028 (the "2028 Notes") for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option.
The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013 (collectively, the “2028 Notes Indenture”), between the Company and the Trustee. The 2028 Notes are the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that it later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles. Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FSCFL” with a par value of $25.00 per share.
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2013, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2013, the Company recorded interest expense of $1.3 million related to the 2028 Notes.
As of June 30, 2013, there were $86.3 million 2028 Notes outstanding, which had a fair value of $81.9 million.

Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, words such as “anticipate,” “believe,” “expect,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2012 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2013. Other factors that could cause actual results to differ materially include:

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
Critical Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions affecting amounts reported in the Consolidated Financial Statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, asset liquidation model or expected recovery model.
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
The fair value of all of our investments at June 30, 2013, and September 30, 2012, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended September 30, 2010	61.8%
For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%

As of June 30, 2013 and September 30, 2012, approximately 95.0% and 92.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2013, we had structured $5.9 million in aggregate exit fees across six portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $22.0 million  and represented 1.2% of the fair value of our portfolio of investments as of June 30, 2013 and $18.4 million or 1.4% as of September 30, 2012. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2013	September 30, 2012
Cost:
First lien debt	65.60%	70.06%
Second lien debt	14.10	10.71
Subordinated debt	16.40	15.92
Purchased equity	3.43	2.72
Equity grants	0.24	0.37
Limited partnership interests	0.23	0.22
Total	100.00%	100.00%

	June 30, 2013	September 30, 2012
Fair value:
First lien debt	64.71%	70.06%
Second lien debt	14.02	10.35
Subordinated debt	16.34	15.95
Purchased equity	4.39	3.00
Equity grants	0.31	0.43
Limited partnership interests	0.23	0.21
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2013	September 30, 2012
Cost:
Healthcare services	12.88%	13.32%
Diversified support services	12.03	8.78
Education services	9.78	7.81
Advertising	8.78	4.23
Specialized finance	6.92	—
Internet software & services	5.45	5.81
Healthcare equipment	5.09	6.53
IT consulting & other services	4.55	3.55
Oil & gas equipment services	4.35	4.75
Human resources & employment services	3.68	1.53
Leisure products	2.99	4.38
Pharmaceuticals	2.90	3.18
Leisure facilities	2.42	2.34
Apparel, accessories & luxury goods	2.07	2.99
Auto parts & equipment	1.85	0.08
Construction & engineering	1.81	3.65
Specialty stores	1.74	2.60
Household products	1.66	2.34
Home improvement retail	1.66	2.24
Data processing & outsources services	1.31	—
Research & consulting services	1.00	1.09
Food distributors	0.97	1.43
Industrial machinery	0.95	1.66
Air freight & logistics	0.93	1.49
Security & alarm services	0.74	—
Environmental & facilities services	0.49	1.66
Construction materials	0.40	0.55
Diversified financial services	0.33	3.03
Multi-sector holdings	0.21	0.21
Building products	0.04	0.06
Thrift & mortgage finance	0.01	—
Movies & entertainment	0.01	0.02
Electronic equipment & instruments	—	2.85
Integrated telecommunication services	—	2.52
Restaurants	—	1.51
Distributors	—	1.51
Electronic manufacturing services	—	0.30
Total	100.00%	100.00%

	June 30, 2013	September 30, 2012
Fair Value:
Healthcare services	12.59%	13.58%
Diversified support services	11.92	8.77
Education services	9.71	7.71
Advertising	8.68	4.20
Specialized finance	6.82	—
Internet software & services	5.67	6.15
Healthcare equipment	5.07	6.53
IT consulting & other services	4.55	3.55
Oil & gas equipment services	4.37	4.82
Human resources & employment services	3.63	1.57
Leisure products	3.10	4.38
Pharmaceuticals	2.93	3.18
Leisure facilities	2.41	2.36
Construction & engineering	2.30	3.88
Apparel, accessories & luxury goods	2.03	2.98
Auto parts & equipment	1.95	0.12
Specialty stores	1.74	2.65
Household products	1.63	2.32
Home improvement retail	1.63	2.19
Data processing & outsources services	1.29	—
Research & consulting services	1.00	1.10
Industrial machinery	1.00	1.69
Air freight & logistics	0.89	1.24
Food distributors	0.88	1.43
Security & alarm services	0.73	—
Environmental & facilities services	0.49	0.95
Construction materials	0.40	0.56
Diversified financial services	0.33	3.05
Multi-sector holdings	0.20	0.22
Building products	0.04	0.06
Movies & entertainment	0.01	0.02
Thrift & mortgage finance	0.01	—
Electronic equipment & instruments	—	2.82
Integrated telecommunication services	—	2.55
Distributors	—	1.56
Restaurants	—	1.51
Electronic manufacturing services	—	0.30
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 5 investment ranking scale at fair value as of June 30, 2013 and September 30, 2012:

	June 30, 2013				September 30, 2012
Investment Ranking	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$269,474	14.95%	3.90		$68,685	5.33%	2.72
2	1,499,220	83.19	4.51		1,212,993	94.17	3.96
3	33,407	1.86	NM	(1)	3,193	0.25	NM	(1)
4	—	—	—		—	—	—
5	—	—	—		3,237	0.25	NM	(1)
Total	$1,802,101	100.00%	4.41		$1,288,108	100.00%	3.89
 ________________

(1)	Due to operating performance, this ratio is not measurable.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2013, we had modified the payment terms of our investments in 15 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2013, there were no investments on which we had stopped accruing cash interest, PIK interest or OID income. As of June 30, 2012, we had stopped accruing cash and/or PIK interest and OID on four investments, including three that had not paid all of their scheduled cash interest payments for the period ended June 30, 2012.
The percentages of our portfolio investments at cost and fair value by accrual status for the periods ended June 30, 2013, September 30, 2012 and June 30, 2012 were as follows:

	June 30, 2013				September 30, 2012				June 30, 2012
	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Accrual	$1,776,079	100.00%	$1,802,101	100.00%	$1,256,265	99.04%	$1,284,872	99.75%	$1,168,495	95.75%	$1,181,490	98.61%
PIK non-accrual	—	—	—	—	12,224	0.96	3,236	0.25	15,637	1.28	3,454	0.29
Cash non-accrual(1)	—	—	—	—	—	—	—	—	36,260	2.97	13,153	1.10
Total	$1,776,079	100.00%	$1,802,101	100.00%	$1,268,489	100.00%	$1,288,108	100.00%	$1,220,392	100.00%	$1,198,097	100.00%
________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of our portfolio investments as of June 30, 2013, September 30, 2012 and June 30, 2012 was as follows:

	June 30, 2013	September 30, 2012	June 30, 2012
Coll Materials Group LLC (1)	—	PIK non-accrual	—
Lighting by Gregory, LLC (1)	—	—	Cash non-accrual
Repechage Investments Limited (1)	—	—	Cash non-accrual
Rail Acquisition Corp. (1)	—	—	PIK non-accrual
Traffic Control & Safety Corp. – Second Lien and Subordinated Debt (1)	—	—	Cash non-accrual
________________

(1)	We no longer hold this investment as of June 30, 2013.

Income non-accrual (and recapture) amounts for the three and nine months ended June 30, 2013 and June 30, 2012 were as follows:

	Three months ended June 30, 2013		Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
Cash interest income	$(721)	(1)	$524	$288	$2,681
PIK interest income	130		1,033	745	3,078
OID income	—		—	—	95
Total	$(591)		$1,557	$1,033	$5,854
________________
(1) Represents the recapture of Eagle Hospital Physicians, Inc. cash interest income that was not accrued for the quarter ended March 31, 2013, but was subsequently collected during the quarter ended June 30, 2013.

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
Comparison of the three and nine months ended June 30, 2013 and June 30, 2012
Total Investment Income
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
Total investment income for the three months ended June 30, 2013 and June 30, 2012 was $58.1 million and $41.0 million, respectively. For the three months ended June 30, 2013, this amount primarily consisted of $46.4 million of interest income from portfolio investments (which included $4.0 million of PIK interest) and $11.0 million of fee income. For the three months ended June 30, 2012, this amount primarily consisted of $32.6 million of interest income from portfolio investments (which included $3.9 million of PIK interest) and $8.3 million of fee income.
Total investment income for the nine months ended June 30, 2013 and June 30, 2012 was $164.5 million and $122.6 million, respectively. For the nine months ended June 30, 2013, this amount primarily consisted of $126.7 million of interest income from portfolio investments (which included $11.8 million of PIK interest) and $35.8 million of fee income. For the nine months ended June 30, 2012, this amount primarily consisted of $98.1 million of interest income from portfolio investments (which included $10.2 million of PIK interest) and $24.4 million of fee income.
The increase in our total investment income for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 16 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization repayments received and a decrease in the weighted average yield on our debt investments from 12.1% to 11.4% during the year-over-year period.
Expenses
Expenses for the three months ended June 30, 2013 and June 30, 2012 were $27.7 million and $19.3 million, respectively. Expenses increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 by $8.3 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 50.4% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 37.8% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 67.3% increase in weighted average debt outstanding for the year-over-year period.

 Expenses for the nine months ended June 30, 2013 and June 30, 2012 were $78.3 million and $58.5 million, respectively. Expenses increased for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 by $19.8 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Incentive fee, which was attributable to a 30.6% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 36.6% increase in weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the nine months ended June 30, 2013, we did not repurchase any of our unsecured convertible notes (“Convertible Notes”) in the open market. During the three and nine months ended June 30, 2012, we repurchased $9.0 million and $20.0 million, respectively, in principal amounts of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt for the three and nine months ended June 30, 2012 was $0.2 million and $1.6 million, respectively. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $17.0 million increase in total investment income as compared to the $0.2 million decrease in the gain on extinguishment of debt and the $8.3 million increase in total expenses, net investment income for the three months ended June 30, 2013 reflected a $8.5 million, or 38.7%, increase compared to the three months ended June 30, 2012.
As a result of the $41.9 million increase in total investment income as compared to the $1.6 million decrease in the gain on extinguishment of debt and the $19.8 million million increase in total expenses, net investment income for the nine months ended June 30, 2013 reflected a $20.6 million, or 31.3%, increase compared to the nine months ended June 30, 2012.
Realized Gain (Loss) on Investments
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the nine months ended June 30, 2013, we recorded investment realization events, including the following:

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

•
In January 2013, we received a cash payment of $30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction.  We also received an additional $3.0 million in connection with the sale of its preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain of $0.1 million;

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

•
In April 2013, we realized a loss in the amount of $11.2 million after the senior-most creditors foreclosed on the assets of Coll Materials Group, LLC. We maintain a $1.0 million receivable related to a financial guarantee related to the transaction;

•
In April 2013, we received a cash payment of $14.1 million from Huddle House, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In April 2013, we received a cash payment of $20.4 million from Slate Pharmaceuticals Acquisition Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In April 2013, we received a cash payment of $12.5 million from Securus Technologies Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, we received a cash payment of $9.6 million from ConvergeOne Holdings Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In May 2013, we received a cash payment of $30.9 million from CompuCom Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, we received a cash payment of $31.1 million from Cardon Healthcare Network, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2013, we restructured our investment in Trans-Trade Brokers, Inc.  As part of the restructuring, we exchanged cash and its debt and equity securities for debt and equity securities in the restructured entity, TransTrade Operators, Inc. and recorded a realized loss in the amount of $6.1 million on this transaction;

•
In June 2013, we received a cash payment of $33.6 million from U.S. Retirement Partners, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2013, we received a cash payment of $14.6 million from Traffic Solutions Holdings, Inc. in full satisfaction of all obligations related to the Term Loan A and Revolver under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the nine months ended June 30, 2013, we received cash payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

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

•
In February 2012, we received a cash payment of $2.1 million from O'Currance, Inc. The debt investment was exited below par and the Company recorded a realized loss in the amount of $10.7 million on this transaction;

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
During the three months ended June 30, 2013, we recorded net unrealized appreciation of $13.1 million. This consisted of $0.5 million of net unrealized appreciation on equity investments, $13.9 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $1.4 million of net unrealized depreciation on debt investments. During the three months ended June 30, 2012, we recorded net unrealized appreciation of $0.2 million. This consisted of $0.1 million of net unrealized appreciation on debt investments and $0.1 million of net unrealized appreciation on equity investments.
During the nine months ended June 30, 2013, we recorded net unrealized appreciation of $6.4 million. This consisted of $11.2 million of net unrealized appreciation on equity investments, $11.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $16.5 million of net unrealized depreciation on debt investments. During the nine months ended June 30, 2012, we recorded net unrealized appreciation of $14.1 million. This consisted of $1.9 million of net unrealized appreciation on equity investments and $27.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $15.5 million of net unrealized depreciation on debt investments.
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
For the nine months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents of $14.8 million. During that period, we used $431.2 million of cash in operating activities, primarily for the funding of $972.2 million of investments and net revolvers, partially offset by $465.1 million of principal payments, PIK payments and sale proceeds received and $86.3 million of net investment income. During the same period, cash provided by financing activities was $416.5 million, primarily consisting of $303.5 million of proceeds from issuances of our common stock, $31.8 million of net borrowings of SBA debentures, $14.7 million of net borrowings under our credit facilities and $155.8 million of proceeds from the issuance of unsecured notes, partially offset by $84.7 million of cash distributions paid, $1.0 million of offering costs paid and $3.7 million of deferred financing costs paid.
For the nine months ended June 30, 2012, we experienced a net increase in cash and cash equivalents of $38.1 million. During that period, we used $22.4 million of cash in operating activities, primarily for the funding of $407.9 million of investments and net revolvers, partially offset by $333.3 million of principal payments, PIK payments and sale proceeds received and $65.7 million of net investment income. During the same period, cash provided by financing activities was $60.4 million, primarily consisting of $50.5 million of net borrowings under our credit facilities and $100.7 million of proceeds from the issuance of our common stock, partially offset by $68.7 million of cash distributions paid, $17.9 million of net repurchases of our convertible notes and $3.3 million of deferred financing costs paid.
As of June 30, 2013, we had $59.6 million in cash and cash equivalents, portfolio investments (at fair value) of $1.80 billion, $12.3 million of interest and fees receivable, $181.8 million of SBA debentures payable, $216.0 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $161.3 million of unsecured notes payable and unfunded commitments of $147.5 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of June 30, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2011
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$0.0958	$6.6 million	29,902	(1)	$0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958
___________
(1) Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2010 through June 30, 2013:

Date	Transaction	Shares	Public Offering Price		Gross Proceeds
December 2010	At-the-market offering	429,110	$11.87	(1)	$5.1 million
February 4, 2011	Public offering(2)	11,500,000	12.65		145.5 million
June 24, 2011	Public offering(3)	5,558,469	11.72		65.1 million
January 26, 2012	Public offering	10,000,000	10.07		100.7 million
September 14, 2012	Public offering(3)	8,451,486	10.79		91.2 million
December 2012	Public offering(3)	14,725,000	10.68		157.3 million
April 2013	Public offering(3)	14,435,253	10.85		156.5 million
 ____________
(1) Average offering price
(2) Includes the underwriters' full exercise of their over-allotment option
(3) Includes the underwriters' partial exercise of their over-allotment option
Borrowings
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of June 30, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.5 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%
As of June 30, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.6 million. In March 2013, the SBA fixed the interest rate on the SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.355% as of June 30, 2013.
For the three and nine months ended June 30, 2013, we recorded interest expense of $1.9 million and $5.3 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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
Wells Fargo Facility
On November 16, 2009, we and Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote special purpose subsidiary (“Funding”), entered into a Loan and Servicing Agreement (“Wells Agreement”) with respect to a revolving credit facility (as subsequently amended, the “Wells Fargo facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as successor to Wachovia Bank, National Association (“Wachovia”), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time.
As of June 30, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.

The Wells Fargo facility provides for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit are subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.
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
The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Wells Fargo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of June 30, 2013, we had $60.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $60.0 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.982% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, we recorded interest expense of $0.8 million and $2.4 million, respectively related to the Wells Fargo facility.
ING Facility
On May 27, 2010, we entered into a secured syndicated revolving credit facility (as subsequently amended, the “ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (“ING Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows us to request letters of credit from ING Capital LLC, as the issuing bank.
As of June 30, 2013, the ING facility permitted up to $445 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $600 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.75% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on November 30, 2015 and the maturity date of the facility is November 30, 2016.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and us. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of June 30, 2013, we had $156.0 million of borrowings outstanding under the ING facility, which had a fair value of $156.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.306% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, we recorded interest expense of $1.9 million and $5.7 million, respectively, related to the ING facility.
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
As of June 30, 2013, the Sumitomo facility permitted up to $200 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2014 and the maturity date of the facility is September 16, 2018, with an option for a one-year extension.

In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we have sold and will continue to sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2013, we did not have any borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.510% for the nine months ended June 30, 2013. For the three and nine months ended June 30, 2013, we recorded interest expense of $0.4 million and $1.2 million, respectively, related to the Sumitomo facility.
As of June 30, 2013, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the Wells Fargo facility and ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$712 million	$1,051 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$754 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.86:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $675 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2012	$751 million	$1,051 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.86:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.68:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended March 31, 2013. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended June 30, 2013.
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2012.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2010. Amounts available and drawn are as of June 30, 2013.

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—	$64 million	(1)	$60 million	$4 million	LIBOR (5) + 2.50%
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25% (2)
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25% (2)
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75% (3)
	1/7/2013	Expanded credit facility	445 million	0.3 million	445 million		156 million	289 million	LIBOR (6) + 2.75% (3)
SBA	2/16/2010	Received capital commitment	75 million	2.6 million
	9/21/2010	Received capital commitment	150 million	2.6 million
	7/23/2012	Received capital commitment	225 million	1.5 million	225 million		182 million	43 million	3.355% (4)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	79 million	(1)	—	79 million	LIBOR (5) + 2.25%
___________

(1)	Availability to increase upon our decision to further collateralize the facility.
(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%.
(3)	Assuming we maintain our current credit rating.
(4)	Weighted average interest rate of 3.355% (excludes the SBA annual charge).
(5)	1-month
(6)	1-, 2-, 3- or 6-month, at our option.
Convertible Notes
On April 12, 2011, we issued $152 million unsecured convertible notes (“Convertible Notes”), including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).
The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at June 30, 2013 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the nine months ended June 30, 2013, we did not repurchase any of the Convertible Notes in the open market.

For the three and nine months ended June 30, 2013, we recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
As of June 30, 2013, there were $115.0 million Convertible Notes outstanding, which had a fair value of $121.3 million.
2024 Notes
On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the “2024 Notes Indenture”), between us and the Trustee. The 2024 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol “FSCE” with a par value of $25.00 per share.
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2013, we did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2013, we recorded interest expense of $1.2 million and $3.3 million, respectively, related to the 2024 Notes.
As of June 30, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.3 million.
2028 Notes
In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% unsecured notes due 2028 (the "2028 Notes") for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option.
The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013 (collectively, the “2028 Notes Indenture”), between us and the Trustee. The 2028 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FSCFL” with a par value of $25.00 per share.
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2013, we did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2013, we recorded interest expense of $1.3 million related to the 2028 Notes.
As of June 30, 2013, there were $86.3 million 2028 Notes outstanding, which had a fair value of $81.9 million.
Our aggregate interest expense for the three and nine months ended June 30, 2013 was $9.2 million and $24.1 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2013, our only off-balance sheet arrangements consisted of $147.5 million of unfunded commitments, which was comprised of $124.5 million to provide debt financing to certain of our portfolio companies and $23.0 million related to unfunded limited partnership interests. As of September 30, 2012, our only off-balance sheet arrangements consisted of $102.5 million, which was comprised of $94.3 million to provide debt financing to certain of our portfolio companies and $8.2 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2013 and September 30, 2012 is shown in the table below:

	June 30, 2013	September 30, 2012
Drugtest, Inc.	$20,000	$4,000
Deltek, Inc.	10,000	—
RP Crown Parent, LLC	10,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,891	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
Refac Optical Group	5,500	5,500
I Drive Safely, LLC	5,000	5,000
Titan Fitness, LLC	5,000	3,500
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
Adventure Interactive, Corp.	5,000	—
Enhanced Recovery Company, LLC	4,000	4,000
World 50, Inc.	4,000	4,000
InvestRx Corporation	3,700	5,000
Phoenix Brands Merger Sub LLC	3,429	4,071
2Checkout.com, Inc.	2,850	—
Reliance Communications, LLC	2,750	—
CPASS Acquisition Company	2,500	1,000
Charter Brokerage, LLC	2,400	7,353
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	2,000	—
Chicago Growth Partners III, LP (limited partnership interest)	2,000	—
Riverside Fund V, LP (limited partnership interest)	1,751	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,619	—
Miche Bag, LLC	1,518	3,500
Tegra Medical, LLC	1,500	1,500
Milestone Partners IV, LP (limited partnership interest)	1,414	1,343
BMC Acquisition, Inc.	1,215	900
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Discovery Practice Management, Inc.	900	2,600
Garretson Firm Resolution Group, Inc.	844	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	786	934
ACON Equity Partners III, LP (limited partnership interest)	768	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
HealthDrive Corporation	621	750
RCP Direct, LP (limited partnership interest)	524	615
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	269	323
Welocalize, Inc.	—	10,000
Traffic Solutions Holdings, Inc.	—	5,000
Rail Acquisition Corp.	—	6,165
Cardon Healthcare Network, LLC	—	3,000
Eagle Hospital Physicians, Inc.	—	1,400
Specialty Bakers, LLC	—	750
Advanced Pain Management Holdings, Inc.	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100
Total	$147,533	$102,525

Contractual Obligations
The following table reflects information pertaining to debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Debt Outstanding as of September 30, 2012	Debt Outstanding as of June 30, 2013	Weighted average debt outstanding for the nine months ended June 30, 2013	Maximum debt outstanding for the nine months ended June 30, 2013
SBA debentures	$150,000	$181,750	$173,090	$181,750
Wells Fargo facility	60,251	60,000	51,467	114,713
ING facility	141,000	156,000	115,513	185,000
Sumitomo facility	—	—	6,789	82,339
Convertible Notes	115,000	115,000	115,000	115,000
2024 Notes	—	75,000	70,055	75,000
2028 Notes	—	86,250	26,936	86,250
Total debt	$466,251	$674,000	$558,850	$771,750
The following table reflects our contractual obligations arising from the SBA debentures, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2013
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$181,750	$—	$—	$—	$181,750
Interest due on SBA debentures	55,125	6,708	13,578	13,559	21,280
Wells Fargo facility	60,000	—	60,000	—	—
Interest due on Wells Fargo facility	4,562	1,617	2,945	—	—
ING facility	156,000	—	—	156,000	—
Interest due on ING facility	16,015	4,680	9,360	1,975	—
Sumitomo facility	—	—	—	—	—
Interest due on Sumitomo facility	—	—	—	—	—
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	17,037	6,181	10,856	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	49,978	4,406	8,813	8,813	27,946
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	78,417	5,283	10,566	10,566	52,002
Total	$895,134	$28,875	$231,118	$190,913	$444,228

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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2012). We anticipate timely distribution of our taxable income in accordance with tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2010. We did not incur a federal excise tax for calendar years 2011 and 2012 and do not expect to incur a federal excise tax for the calendar year 2013. We may incur a federal excise tax in future years.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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

Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2013, we incurred fees of $15.5 million and $44.5 million, respectively, under the investment advisory agreement. For the three and nine months ending June 30, 2013, the Investment Adviser voluntarily waived the portion of the base management fee attributable to certain new investments that closed prior to period end, which resulted in waivers of $1.0 million and $2.3 million, respectively.
Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2013, we have incurred expenses of $1.2 million and $3.9 million, respectively, under the administration agreement.
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
Recent Developments
On July 17, 2013, Fifth Street Senior Floating Rate Corp. (“FSFR”) raised $100 million in an initial public offering of shares of its common stock. Our investment adviser, administrator, executive officers and certain of our directors serve in substantially similar capacities for FSFR. FSFR is a business development company that invests primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. FSFR's investment objective is to maximize its portfolio's total return by generating current income from its debt investments while seeking to preserve its capital. In focusing on senior loans that bear interest on the basis of a floating base lending rate, FSFR's primary investment focus differs from our more general focus on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments and our investment adviser has adopted an allocation policy to govern the allocation of investment opportunities between us, FSFR and other investment funds it may manage.
On August 5, 2013, our Board of Directors declared the following dividends:

•	$0.0958 per share, payable on September 30, 2013 to stockholders of record on September 13, 2013;

•	$0.0958 per share, payable on October 31, 2013 to stockholders of record on October 15, 2013; and

•	$0.0958 per share, payable on November 29, 2013 to stockholders of record on November 15, 2013.
On August 6, 2013, we amended the terms of the ING facility, to, among other things:

•	increase the size of the facility to $480 million from $445 million;

•	reduce the pricing by 50 basis points to LIBOR plus 2.25% per annum, with no LIBOR floor;

•	extend the period during which we may make and reinvest borrowings through August 6, 2017;

•	extend the maturity date to August 6, 2018 from November 30, 2016; and

•	increase the accordion feature to $800 million from $600 million, allowing for potential future expansion.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
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
As of June 30, 2013, 69.8% of our debt investment portfolio (at fair value) and 69.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2013 and September 30, 2012 was as follows:

	June 30, 2013		September 30, 2012
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$94,572	7.91%	$72,609	8.35%
1% to under 2%	976,743	81.72	554,315	63.72
2% to under 3%	40,502	3.39	111,262	12.79
3% to under 4%	83,482	6.98	131,686	15.14
Total	$1,195,299	100.00%	$869,872	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$43,700	$(10,800)	$32,900
400	31,700	(8,600)	23,100
300	19,800	(6,500)	13,300
200	8,400	(4,300)	4,100
100	600	(2,200)	(1,600)
__________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2013 and September 30, 2012:

	June 30, 2013		September 30, 2012
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$59,618	$—	$74,393	$—
Prime rate	3,783	—	6,832	60,000
LIBOR
1-month	30,587	216,000	32,753	141,251
3-month	1,165,239	—	822,867	—
Fixed rate	515,618	458,000	377,522	265,000
Total	$1,774,845	$674,000	$1,314,367	$466,251

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes during the nine months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2012 and in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
While we did not engage in any sales of unregistered securities during the three months ended June 30, 2013, we issued a total of 351,140 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $3.6 million.
Item 5.    Other Information.
On August 6, 2013, we amended the terms of the ING facility, to, among other things:

•	increase the size of the facility to $480 million from $445 million;

•	reduce the pricing by 50 basis points to LIBOR plus 2.25% per annum, with no LIBOR floor;

•	extend the period during which we may make and reinvest borrowings through August 6, 2017;

•	extend the maturity date to August 6, 2018 from November 30, 2016; and

•	increase the accordion feature to $800 million from $600 million, allowing for potential future expansion.
The foregoing description of the amendment to the ING facility does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement filed as Exhibit 10.2 to this Form 10-Q and incorporated by reference herein.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Amendment No. 6 to the Amended and Restated Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on June 24, 2013).

10.2*
Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of August 6, 2013.

10.3*
Incremental Assumption Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Deutsche Bank Trust Company Americas, dated as of April 15, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
_______________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.
Date: August 7, 2013
	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: August 7, 2013	By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Amendment No. 6 to the Amended and Restated Loan and Servicing Agreement among Fifth Street Finance Corp., Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.’s Form 8-K (File No. 001-33901) filed on June 24, 2013).

10.2*
Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of August 6, 2013.

10.3*
Incremental Assumption Agreement among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Deutsche Bank Trust Company Americas, dated as of April 15, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
______________

*	Filed herewith