Form 10-K
period 2013-09-30
Fifth Street Finance Corp.
filed 2013-11-25
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Fifth Street Finance Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	26-1219283 (I.R.S. Employer Identification No.)

10 Bank Street, 12th Floor White Plains, NY (Address of principal executive office)	10606 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 286-6800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2028	The NASDAQ Global Select Market The New York Stock Exchange The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 29, 2013 is $1,080,788,148. The registrant had 139,182,861 shares of common stock outstanding as of November 25, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
From inception and through September 30, 2013, we had originated $3.3 billion of funded debt and equity investments. Our portfolio totaled $1.9 billion at fair value at September 30, 2013 and was comprised of 99 investments, 86 of which were in operating companies and 13 of which were in private equity funds. The 13 investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2013. The 81 debt investments in our portfolio as of September 30, 2013 had a weighted average debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple of 4.14x calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2013 was approximately 11.1%, of which 10.0% represented cash payments and 1.1% represented payment-in-kind, or PIK, interest and other non-cash items. As of September 30, 2013, there were no investments on which we had stopped accruing interest.
Our investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien (collectively, "senior secured") and subordinated debt investments, which may also include an equity component. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. As of September 30, 2013, 56.5% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Although our focus could change, we are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. As of September 30, 2013, 77.5% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 44 of our 99 portfolio companies as of September 30, 2013.
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
As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the Investment Company Act of 1940, as amended (the "1940 Act") equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2013, we had a debt to equity ratio (excluding debentures issued by our small business investment company, or SBIC, subsidiaries) of 0.34x (i.e., one dollar of equity for each $0.34 of non-SBIC debt outstanding). See “Business Development Company Regulations.”
 We have also elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.
In addition, we maintain wholly-owned subsidiaries that are licensed as SBICs and regulated by the Small Business Administration, or the SBA. See “Regulation — Small Business Investment Company Regulations.” The SBIC licenses allow us, through our wholly-owned subsidiaries, to issue SBA-guaranteed debentures. We have received exemptive relief from the

Securities and Exchange Commission, or SEC, to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2013, we had approximately $1.8 billion in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $1.8 billion, notwithstanding other limitations on our borrowings pursuant to our credit facilities.
As a result of our receipt of exemptive relief from the SEC for our SBA debt, we have increased capacity to fund up to $225 million (the maximum amount of SBA-guaranteed debentures our SBICs may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur. As a result, we, in effect, are permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act and, therefore, we can have more debt outstanding than assets to cover such debt. For example, we are able to borrow up to $225 million more than the approximately $1.8 billion permitted under the 200% asset coverage ratio limit as of September 30, 2013. For additional information on SBA regulations that affect our access to SBA-guaranteed debentures, see “Risk Factors — Risks Relating to Our Business and Structure — Any failure to comply with SBA regulations could have a material adverse effect on our SBIC subsidiaries’ operations.”
Our SBIC subsidiaries held approximately $312.5 million, or 15.1%, of our total assets at September 30, 2013.
The following diagram depicts our organizational structure at September 30, 2013:
Our principal executive office is located at 10 Bank Street, 12th Floor, White Plains, New York 10606 and our telephone number is (914) 286-6800.

The Investment Adviser
Our investment adviser, Fifth Street Management LLC (the "investment adviser"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.” Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives a management fee as a percentage of our gross assets and incentive fees as a percentage of our ordinary income and capital gains from us. Additionally, our investment adviser is affiliated with Fifth Street Capital LLC, a private investment firm founded and managed by Leonard M. Tannenbaum who has led the investment of over $3.6 billion in small and mid-sized companies, including the investments made by us, since 1998. Mr. Tannenbaum and his respective private investment firms have originated over 160 investments.
Our investment adviser also currently serves as the investment adviser to Fifth Street Senior Floating Rate Corp. ("FSFR"), a business development company focused on making senior loans to middle market companies that bear interest on the basis of a floating base lending rate as compared to our primary investment focus which is more generally on debt and equity investments in small and mid-sized companies. However, there may be overlap in terms of our targeted investments. See “— Material Conflicts of Interest.”
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
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our chief executive officer and our investment adviser’s managing partner, Bernard D. Berman, our president and a partner of our investment adviser, Ivelin M. Dimitrov, our chief investment officer and a partner of our investment adviser, Juan E. Alva, a partner of our investment adviser, Sunny K. Khorana, a partner of our investment adviser, Casey J. Zmijeski, a partner of our investment adviser, Alexander C. Frank, our chief financial officer and a partner of our investment adviser, and Frederick D. Buffone, a managing director of our investment adviser.
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

•
Employ disciplined underwriting policies and rigorous portfolio management.    Our investment adviser has developed an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest alongside private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, compliance certificates and covenants, meet with management and attend board meetings.

•
Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash advisory fees, low leverage levels and strong investment protections, including prepayment fees. As of September 30, 2013, the weighted average yield of our debt investments was approximately 11.1%, which includes a cash component of 10.0%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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
Our investment adviser reviewed over 800 potential investment transactions with private equity sponsors during the year ended September 30, 2013. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.
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
Investment Underwriting
Investment Underwriting Process and Approval
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
Investments
We target debt investments that will yield meaningful current income and also provide the opportunity for capital appreciation through our ownership of equity securities in our portfolio companies. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2013, 77.5% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2013, we had directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

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
Private Equity Fund Investments
We make investments in the private equity funds of certain private equity sponsors we partner with in making investments in small and mid-sized companies. In general, we make these investments where we have a long term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2013, we had investments in 13 private equity funds, which represented less than 1% of the fair value of our assets as of such date.
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
Ranking Criteria
In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a four-level numeric ranking scale. The following is a description of the conditions associated with each investment ranking:

•	Investment Ranking 1 is used for investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new investments are initially ranked 2.

•
Investment Ranking 3 is used for investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•
Investment Ranking 4 is used for investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.

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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2013:

Investment Ranking	Fair Value (thousands)	% of Portfolio
1	$122,769	6.49%
2	1,770,277	93.51
3	—	—
4	—	—
Total	$1,893,046	100.00%
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
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, asset liquidation model, expected recovery model or other alternative approaches.
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
The fair value of all of our investments at September 30, 2013 and September 30, 2012 was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
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
We believe that some of our competitors make loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could reduce returns and result in losses.”
Employees
We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. See “- Investment Advisory Agreement.” Our investment adviser employs over 30 investment professionals, including its principals. In addition, we reimburse our administrator, FSC, Inc., for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “- Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606, as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831, 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We believe that our office facilities are adequate for our business as presently conducted, although we are actively evaluating alternative options.
Investment Advisory Agreement
Overview of Our Investment Adviser
Management Services

Our investment adviser, Fifth Street Management LLC, is registered as an investment adviser under the Advisers Act. Our investment adviser serves pursuant to an investment advisory agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

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
Incentive Fee
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC, Inc., and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to the investment adviser in any quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the “preferred return” or “hurdle”);

•
100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any quarter (10% annualized) is payable to the investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the “catch-up.” The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any quarter; and

•
20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any quarter (10% annualized) is payable to the investment adviser once the hurdle is reached and the catch-up is achieved.

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
Scenario 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2%
Management fee(2) = 0.5%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.2%

Incentive fee	=100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4) =100% × (2.2% – 2%) =0.2%
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
 _________________

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
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)
_______________

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

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer, and their staffs.

Duration and Termination
The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P. through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. On May 2, 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. Most recently, at a meeting of the Board of Directors held on January 14, 2013, the Board of Directors, including a majority of the independent directors, approved the annual continuation of the investment advisory agreement. Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
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
Board Approval of the Investment Advisory Agreement
At a meeting of our Board of Directors held on January 14, 2013, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

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
Administration Agreement
We have also entered into an administration agreement with FSC, Inc. under which FSC, Inc. provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC, Inc. also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC, Inc. assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC, Inc. the allocable portion of overhead and other expenses incurred by FSC, Inc. in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer, and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC, Inc. Our allocable portion of FSC, Inc.’s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC, Inc. provides administrative services.
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
Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $100 million as of September 30, 2013, that invests in in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, similar to those we target for investment. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million and $20 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates, including FSFR, unless we receive an order from the SEC permitting us to do so. Fifth Street Management and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. Prior to receiving any such exemptive order from the SEC, Fifth Street Management will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, policies and strategies and other relevant factors. These offers will be subject to the exception that, in accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates.

Fifth Street Management’s policies are also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund, which may vary based on asset class and liquidity, among other factors, will be offered to us and such other eligible accounts, as determined by Fifth Street Management. The investment allocation policy further provides that allocations among us and other eligible accounts will generally be made in accordance with SEC interpretive positions or an exemptive order. Fifth Street Management seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.
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
As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC. Fifth Street Management has submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.
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
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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

Small Business Investment Company Regulations
Our wholly-owned subsidiaries’ SBIC licenses allow them to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2013, one of our SBIC subsidiaries had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $130.9 million. As of September 30, 2013, our other SBIC subsidiary had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.2 million.
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
Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of SBIC licenses does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

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
Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment.

Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
In addition, to the extent that recessionary conditions return, the financial results of small and mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “clawback” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
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
The fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we may not be able to monitor this potential conflict of interest.
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. We, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. We also borrow under our credit facilities, have issued the Convertible Notes, 2024 Notes and 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
Substantially all of our assets are subject to security interests under secured credit facilities or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the facilities or with respect to our SBA-guaranteed debentures, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2013, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
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
Fifth Street Management has submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by Fifth Street Management or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.
There are significant potential conflicts of interest which could adversely impact our investment returns.
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $100 million as of September 30, 2013, that invests in in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, similar to those we target for investment. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million and $20 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.
To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
As discussed above, the 1940 Act prohibits us from making certain negotiated co-investments with affiliates, including FSFR, unless we receive an order from the SEC permitting us to do so. Fifth Street Management and certain of its affiliates have submitted an exemptive application to the SEC for such an order but there can be no assurance that any such exemptive order will be obtained.
The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption "Item 1. Business - Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.
A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Regulation — Business Development Company Regulations.”

Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify for tax free treatment at the corporate level on income and gains distributed to stockholders, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). See “— Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue warrants, options or rights to acquire our common stock at a price below the current net asset value per share.
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
Any failure to comply with SBA regulations could have an adverse effect on our SBIC subsidiaries’ operations.
Through wholly-owned subsidiaries, we hold two licenses from the SBA to operate SBIC subsidiaries. On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. received a license, effective February 1, 2010, and on May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. received a license, effective May 10, 2012, from the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.
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
To maintain RIC status and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

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
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

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
For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount is included in income before we receive any corresponding cash payments. In addition, our loans typically contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income.We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash.
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
We may in the future choose to pay distributions partly in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distribution, it may put downward pressure on the trading price of our stock.

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
We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.

Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.
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
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Future control deficiencies could prevent us from accurately and timely reporting our financial results.
We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

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
We may incur greater risk with respect to investments we acquire through assignments or participations of interests.
Although we originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.
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
As of September 30, 2013, our investments in portfolio companies that operate in the healthcare sector represent approximately 20% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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
We generally do not, and do not expect to, control our portfolio companies.
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
The success of any hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “— Changes in interest rates may affect our cost of capital and net investment income.”
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.

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
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues for a sustained period of time, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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
Risks Related to Our Convertible Notes
Our stockholders may experience dilution upon the conversion of our convertible notes.
Our convertible notes are convertible into shares of our common stock beginning January 1, 2016 or, under certain circumstances, earlier. Upon conversion, we must deliver shares of our common stock. The conversion rate of our convertible notes was initially, and currently is, 67.7415 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $14.76 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million convertible debt currently outstanding is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
We may not have, or have the ability to raise, the funds necessary to repurchase our convertible notes upon a fundamental change, and our debt may contain limitations on our ability to deliver shares of our common stock upon conversion or pay cash upon repurchase of our convertible notes.
Holders of our convertible notes will have the right to require us to repurchase their notes upon the occurrence of certain significant corporate events involving us, including if our common stock ceases to trade on any national securities exchange or we consolidate or merge into another entity in certain circumstances, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We refer to such a corporate event as a “fundamental change.” However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor. In addition, our ability to repurchase our convertible notes or deliver shares of our common stock upon conversions of the convertible notes may be limited by law, by regulatory authority or by agreements governing our indebtedness, including our credit facilities. In this regard, the ING facility prohibits us from repurchasing our convertible notes in certain circumstances upon the occurrence of a fundamental change. Our failure to repurchase the notes at a time when the repurchase is required by the indenture relating to the convertible notes or to deliver any shares of our common stock deliverable on future conversions of the convertible notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes.
Provisions of our convertible notes could discourage an acquisition of us by a third party.
Certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change, the holders of our convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes, plus accrued and unpaid interest. We may also be required to increase the conversion rate of the convertible notes in certain other circumstances, including in the event of certain fundamental changes. These provisions could discourage an acquisition of us by a third party.
Certain adverse consequences could result if our convertible notes are treated as equity interests in us for purposes of regulations under the Employee Retirement Income Security Act of 1974.
Pursuant to regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”), it is possible that, due to their convertibility feature, our convertible notes could be treated as equity interests in us. In that event, if employee benefit plans subject to Title I of ERISA, plans that are not subject to ERISA but that are subject to Section 4975 of the Internal Revenue Code (the “Code”), such as individual retirement accounts, and entities that are deemed to hold the assets of such plans or accounts (such plans, accounts, and entities, “Benefit Plan Investors”) were to acquire 25% or more of the aggregate value of our convertible notes, among other consequences, we and our management would be subject to ERISA fiduciary duties, and certain transactions we might enter into, or may have entered into, in the ordinary course of our business might constitute non-exempt “prohibited transactions” under Section 406 of ERISA or Section 4975 of the Code and might have to be rescinded at significant cost to us. Moreover, if our underlying assets were deemed to be assets constituting plan assets, (i) our assets could be subject to ERISA’s reporting and disclosure requirements, (ii) a fiduciary causing a Benefit Plan Investor to make an investment in our equity interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor, and (iii) various providers of fiduciary or other services to us, and any other parties with authority or control with respect to our assets, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services.
We do not believe that our convertible notes should be treated as equity interests in us for purposes of ERISA in light of the relevant regulations. No assurance can be given, however, that our convertible notes will not be so treated.
The accounting for convertible debt securities is complex and subject to uncertainty.
The accounting for convertible debt securities is complex and subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. The issuance of our convertible notes may have an accounting effect on our earnings per share on a fully diluted basis. Further, we cannot predict if or when changes in the accounting for convertible debt securities could be made and whether any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price or value of our common stock.
Risks Related to Our Notes
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2013, we had $20.0 million of outstanding borrowings under our Wells Fargo facility, $168.0 million of outstanding borrowings under our ING facility, no borrowings outstanding under our Sumitomo facility and $181.8 million of outstanding SBA-guaranteed debentures.
The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Notes are obligations exclusively of Fifth Street Finance Corp. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. A portion of the indebtedness required to be consolidated on our balance sheet is held through our SBIC subsidiaries. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more detail on the SBA-guaranteed debentures.
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
In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
The indenture under which the Notes are issued contains limited protection for holders of the Notes.
The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case, while the 2024 Notes remain outstanding, other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

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
In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.
An active trading market for the Notes may not exist, which could limit your ability to sell the Notes or affect the market price of the Notes.

We cannot provide any assurances that an active trading market for the Notes will exist in the future or that you will be able to sell your Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our indebtedness, including a default under the Wells Fargo facility, the ING facility, the Sumitomo facility, and our Convertible Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Fargo facility, the ING facility, the Sumitomo facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Fargo facility, the ING facility, or the Sumitomo facility or the required holders of our Convertible Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Fargo facility, the ING facility, the Sumitomo facility, or our Convertible Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Fargo facility, the ING facility, or the Sumitomo facility, could proceed against the collateral securing the debt. Because the Wells Fargo facility, the ING facility, the Sumitomo facility and our Convertible Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our affiliates for our principal executive office at 10 Bank Street, 12th Floor, White Plains, NY 10606, as well as additional office space at 2 Greenwich Office Park, 2nd Floor, Greenwich, CT 06831, 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations. We believe that our office facilities are adequate for our business as presently conducted, although we are actively evaluating alternative options.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

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

	High	Low
Fiscal year ended September 30, 2013
First quarter	$11.08	$9.80
Second quarter	$11.07	$10.33
Third quarter	$11.13	$9.66
Fourth quarter	$10.96	$10.04
Fiscal year ended September 30, 2012
First quarter	$10.24	$8.60
Second quarter	$10.60	$9.54
Third quarter	$10.00	$8.99
Fourth quarter	$11.01	$9.93
The last reported price for our common stock on November 21, 2013 was $10.17 per share. As of November 18, 2013, we had 72 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2013, we issued a total of 1,188,872 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our DRIP was approximately $12.1 million.
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
The following table reflects the distributions per share including any return of capital, that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$ 0.0958	$ 6.6 million	29,902	(1)	$ 0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958
November 21, 2013	December 13, 2013	December 30, 2013	0.05
November 21, 2013	January 15, 2014	January 31, 2014	0.0833
November 21, 2013	February 14, 2014	February 28, 2014	0.0833
November 21, 2013	March 14, 2014	March 31, 2014	0.0833
November 21, 2013	April 15, 2014	April 30, 2014	0.0833
November 21, 2013	May 15, 2014	May 30, 2014	0.0833

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative 5 year total return provided shareholders on Fifth Street Finance Corp’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Kelso Capital Corp., Gladstone Capital Corp., MCG Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2008 and its relative performance is tracked through September 30, 2013.
*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.

	Sep 2008	Dec 2008	Mar 2009	Jun 2009	Sep 2009	Dec 2009	Mar 2010	Jun 2010	Sep 2010	Dec 2010
Fifth Street Finance Corp.	100.00	78.91	80.90	107.89	120.53	121.66	135.07	131.71	134.37	150.48
NYSE Composite	100.00	77.03	67.14	80.32	94.53	98.81	102.98	90.05	101.92	112.05
NASDAQ Financial	100.00	81.29	65.20	72.97	79.80	81.66	89.14	79.87	80.72	92.60
Peer Group	100.00	63.25	37.62	60.38	87.11	95.90	123.06	104.71	125.18	135.94

	Mar 2011	Jun 2011	Sep 2011	Dec 2011	Mar 2012	Jun 2012	Sep 2012	Dec 2012	Mar 2013	Jun 2013	Sep 2013
Fifth Street Finance Corp. (cont.)	169.47	151.11	123.94	131.44	137.89	145.29	164.31	160.24	174.01	169.55	171.42
NYSE Composite (cont.)	118.87	118.43	97.27	107.74	118.99	114.03	121.39	124.97	135.65	137.45	145.20
NASDAQ Financial (cont.)	93.55	90.52	74.26	83.99	95.11	92.74	97.14	97.89	112.23	118.67	123.53
Peer Group (cont.)	141.99	131.71	107.98	116.07	129.24	133.23	143.04	150.31	157.50	153.05	159.20

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2013, 2012 and 2011 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Total investment income	$57,092	$58,050	$54,687	$51,783	$42,531	$41,008	$42,080	$39,497	$37,686	$32,442	$29,701	$25,335
Net investment income	28,699	30,394	29,303	26,556	22,315	21,910	22,791	20,989	19,989	16,526	16,556	14,056
Realized and unrealized gain (loss)	(2,561)	(4,388)	2,531	(8,713)	4,757	179	(2,735)	(10,805)	(43,733)	4,306	(885)	3,392
Net increase (decrease) in net assets resulting from operations	26,138	26,006	31,834	17,843	27,072	22,089	20,056	10,184	(23,744)	20,832	15,671	17,448
Net assets	1,368,872	1,197,268	1,050,961	1,046,879	903,570	812,071	813,322	715,665	728,627	775,649	711,748	574,920
Total investment income per common share	$0.47	$0.49	$0.52	$0.55	$0.51	$0.50	$0.53	$0.55	$0.52	$0.48	$0.48	$0.46
Net investment income per common share	0.24	0.26	0.28	0.28	0.27	0.27	0.29	0.29	0.28	0.25	0.27	0.26
Earnings (loss) per common share	0.21	0.22	0.30	0.19	0.32	0.27	0.25	0.14	(0.33)	0.31	0.25	0.32
Net asset value per common share at period end	9.85	9.90	9.90	9.88	9.92	9.85	9.87	9.89	10.07	10.72	10.68	10.44
Open Market Stock Repurchase Program
On May 6, 2013, upon expiration of its previous stock repurchase program, the Company's Board of Directors authorized a stock repurchase program to acquire up to $50 million of its outstanding common stock. Stock repurchases under this program would be made through the open market at times and in such amounts as the Company's management deems appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Board of Directors, the stock repurchase program will expire on May 7, 2014 and may be limited or terminated at any time without prior notice. As of September 30, 2013, we had not repurchased any shares of our common stock pursuant to this repurchase program.

Item 6.     Selected Financial Data
The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2009, 2010, 2011, 2012 and 2013 set forth below was derived from our audited financial statements and related notes for Fifth Street Finance Corp.

	As of and for the Year Ended
(dollars in thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009
Statement of Operations data:
Total investment income	$221,612	$165,116	$125,165	$70,538	$49,828
Base management fee, net	33,427	23,799	19,656	9,275	5,889
Incentive fee	28,158	22,001	16,782	10,756	7,841
All other expenses	45,074	32,882	23,080	7,483	4,736
Gain on extinguishment of unsecured convertible notes	—	1,571	1,480	—	—
Net investment income	114,953	88,005	67,127	43,024	31,362
Unrealized appreciation (depreciation) on interest rate swap	—	—	773	(773)	—
Realized loss on interest rate swap	—	—	(1,335)	—	—
Net unrealized appreciation (depreciation) on investments	13,397	55,974	(7,299)	(1,054)	(10,795)
Realized loss on investments	(26,529)	(64,578)	(29,059)	(18,781)	(14,373)
Net increase in net assets resulting from operations	101,821	79,401	30,207	22,416	6,194
Per share data:
Net asset value per common share at period end	9.85	9.92	10.07	10.43	10.84
Market price at period end	10.29	10.98	9.32	11.14	10.93
Net investment income	1.04	1.11	1.05	0.95	1.27
Net realized and unrealized loss on investments and interest rate swap	(0.12)	(0.11)	(0.58)	(0.46)	(1.02)
Net increase in partners’ capital/net assets resulting from operations	0.92	1.00	0.47	0.49	0.25
Dividends paid per share	1.15	1.18	1.26	0.96	1.20
Balance Sheet data at period end:
Total investments at fair value	$1,893,046	$1,288,108	$1,119,837	$563,821	$299,611
Cash and cash equivalents	147,359	74,393	67,644	76,765	113,205
Other assets	31,928	26,501	22,236	11,340	3,071
Total assets	2,072,333	1,389,002	1,209,717	651,926	415,887
Total liabilities	703,461	485,432	481,090	82,754	5,331
Total net assets	1,368,872	903,570	728,627	569,172	410,556
Other data:
Weighted average yield on debt investments(1)	11.1%	12.0%	12.4%	14.0%	15.7%
Number of investments at period end	99	78	65	38	28

(1)	Weighted average yield is calculated based upon our debt investments at the end of the period.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

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
Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital. See "Risk Factors -- Risks Relating to Economic Conditions."

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
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, asset liquidation model, expected recovery model or other alternative approaches.
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
The fair value of all of our investments at September 30, 2013, and September 30, 2012, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2010	73.9%
For the quarter ended March 31, 2011	82.0%
For the quarter ended June 30, 2011	82.9%
For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
As of September 30, 2013 and September 30, 2012, approximately 91.3% and 92.7%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2013, we had structured $4.2 million in aggregate exit fees across six portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $23.9 million and represented 1.3% of the fair value of our portfolio of investments as of September 30, 2013 and $18.4 million or 1.4% as of September 30, 2012. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management’s view of where the best risk adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2013	September 30, 2012
Cost:
Senior secured debt	78.33%	80.77%
Subordinated debt	15.76	15.92
Purchased equity	3.86	2.72
Collateralized loan obligation ("CLO") debt	1.59	—
Equity grants	0.23	0.37
Limited partnership interests	0.23	0.22
Total	100.00%	100.00%

	September 30, 2013	September 30, 2012
Fair value:
Senior secured debt	77.53%	80.41%
Subordinated debt	15.65	15.95
Purchased equity	4.74	3.00
CLO debt	1.56	—
Equity grants	0.30	0.43
Limited partnership interests	0.22	0.21
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2013	September 30, 2012
Cost:
Healthcare services	14.35%	13.32%
Diversified support services	9.15	8.78
Education services	8.97	7.81
Advertising	8.28	4.23
Specialized finance	6.68	—
Internet software & services	5.87	5.81
IT consulting & other services	4.43	3.55
Oil & gas equipment services	4.06	4.75
Healthcare equipment	3.79	6.53
Specialty stores	3.68	2.60
Human resources & employment services	3.49	1.53
Pharmaceuticals	2.77	3.18
Leisure products	2.54	4.38
Other diversified financial services	2.25	3.03
Auto parts & equipment	1.78	0.08
Construction & engineering	1.75	3.65
Household products	1.60	2.34
Asset management & custody banks	1.59	—
Home improvement retail	1.54	2.24
Apparel, accessories & luxury goods	1.53	2.99
Airlines	1.32	—
Data processing & outsources services	1.25	—
Specialty chemicals	1.08	—
Food distributors	0.99	1.43
Research & consulting services	0.94	1.09
Industrial machinery	0.91	1.66
Air freight & logistics	0.90	1.49
Security & alarm services	0.71	—
Application software	0.69	—
Environmental & facilities services	0.47	1.66
Construction materials	0.39	0.55
Multi-sector holdings	0.20	0.21
Building products	0.04	0.06
Thrift & mortgage finance	0.01	—
Leisure facilities	0.00	2.34
Electronic equipment & instruments	—	2.85
Integrated telecommunication services	—	2.52
Restaurants	—	1.51
Distributors	—	1.51
Electronic manufacturing services	—	0.30
Movies & entertainment	—	0.02
Total	100.00%	100.00%

	September 30, 2013	September 30, 2012
Fair value:
Healthcare services	14.47%	13.58%
Diversified support services	9.04	8.77
Education services	8.90	7.71
Advertising	8.18	4.20
Specialized finance	6.57	—
Internet software & services	6.03	6.15
IT consulting & other services	4.43	3.55
Oil & gas equipment services	4.04	4.82
Healthcare equipment	3.74	6.53
Specialty stores	3.65	2.65
Human resources & employment services	3.45	1.57
Pharmaceuticals	2.79	3.18
Leisure products	2.64	4.38
Other diversified financial services	2.22	3.05
Construction & engineering	2.16	3.88
Auto parts & equipment	1.90	0.12
Asset management & custody banks	1.56	—
Household products	1.55	2.32
Home improvement retail	1.51	2.19
Apparel, accessories & luxury goods	1.46	2.98
Airlines	1.29	—
Data processing & outsources services	1.23	—
Specialty chemicals	1.06	—
Food distributors	0.99	1.43
Industrial machinery	0.96	1.69
Research & consulting services	0.95	1.10
Air freight & logistics	0.74	1.24
Application software	0.71	—
Security & alarm services	0.69	—
Environmental & facilities services	0.43	0.95
Construction materials	0.39	0.56
Multi-sector holdings	0.21	0.22
Building products	0.04	0.06
Leisure facilities	0.01	2.36
Thrift & mortgage finance	0.01	—
Electronic equipment & instruments	—	2.82
Integrated telecommunication services	—	2.55
Distributors	—	1.56
Restaurants	—	1.51
Electronic manufacturing services	—	0.30
Movies & entertainment	—	0.02
Total	100.00%	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

•	Investment Ranking 1 is used for investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new investments are initially ranked 2.

•
Investment Ranking 3 is used for investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•
Investment Ranking 4 is used for investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2013 and September 30, 2012:

Investment Ranking	September 30, 2013			September 30, 2012 (2)
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	$122,769	6.49%	2.67	$68,685	5.33%	2.72
2	1,770,277	93.51	4.70	1,212,993	94.17	3.96
3	—	—	—	3,193	0.25	NM	(1)
4	—	—	—	3,237	0.25	NM	(1)
Total	$1,893,046	100.00%	4.57	$1,288,108	100.00%	3.89

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Prior year investment rankings were initially ranked on a 1 to 5 ranking scale and have been conformed to the current 1 to 4 ranking scale. This did not result in a material change to the prior year rankings.

We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2013, we had modified the payment terms of our investments in 17 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2013, there were no investments on which we had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2012, we had stopped accruing PIK interest on one investment. As of September 30, 2011, we had stopped accruing cash interest, PIK interest and OID on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended September 30, 2013, September 30, 2012 and September 30, 2011 were as follows:

	September 30, 2013				September 30, 2012				September 30, 2011
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,779,201	100.00%	$1,793,463	100.00%	$1,217,393	99.26%	$1,237,961	99.74%	$1,098,434	96.54%	$1,091,857	99.29%
PIK non-accrual	—	—	—	—	9,096	0.74	3,236	0.26	—	—	—	—
Cash non-accrual(1)	—	—	—	—	—	—	—	—	39,320	3.46	7,851	0.71
Total	$1,779,201	100.00%	$1,793,463	100.00%	$1,226,489	100.00%	$1,241,197	100.00%	$1,137,754	100.00%	$1,099,708	100.00%
 __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of the Company’s portfolio investments as of September 30, 2013, September 30, 2012, and September 30, 2011 was as follows:

	September 30, 2013	September 30, 2012	September 30, 2011
Coll Materials Group LLC(1)	—	PIK non-accrual	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	—	Cash non-accrual
Premier Trailer Leasing, Inc.(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
 ___________________

(1)
We no longer hold this investment as of September 30, 2013. See “— Discussion and Analysis of Results and Operations — Comparison of the years ended September 30, 2013 and September 30, 2012 — Realized Gain (Loss) on Investments and Interest Rate Swap” for a discussion of our recent realization events.

Income non-accrual amounts for the years ended September 30, 2013, September 30, 2012 and September 30, 2011 were as follows:

	Year ended September 30, 2013 (1)	Year ended September 30, 2012	Year ended September 30, 2011
Cash interest income	$280	$3,068	$5,815
PIK interest income	745	4,198	851
OID income	—	96	105
Total	$1,025	$7,362	$6,771
 ___________________

(1)	Income non-accrual amounts for the year ended September 30, 2013 include amounts for investments that were no longer held at year end.
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
Comparison of Years ended September 30, 2013 and September 30, 2012
Total Investment Income
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
Total investment income for the years ended September 30, 2013 and September 30, 2012 was $221.6 million and $165.1 million, respectively. For the year ended September 30, 2013, this amount primarily consisted of $173.7 million of interest income from portfolio investments (which included $16.8 million of PIK interest) and $45.9 million of fee income. For the year ended September 30, 2012, this amount primarily consisted of $133.2 million of interest income from portfolio investments (which included $13.8 million of PIK interest) and $31.7 million of fee income.
The increase in our total investment income for the year ended September 30, 2013 as compared to the year ended September 30, 2012 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 18 debt investments in our portfolio and fees related to debt payoffs, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield of our debt investments from 12.0% to 11.1% during the year-over-year period.

Expenses
Net expenses for the years ended September 30, 2013 and September 30, 2012 were $106.7 million and $78.7 million, respectively. Net expenses increased for the year ended September 30, 2013 as compared to the year ended September 30, 2012 by $28.0 million. This was due primarily to increases in:

•
Base management fee (net of waivers), which was attributable to a 47.0% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 30.1% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 41.8% increase in weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the year ended September 30, 2013, we did not repurchase any of our unsecured convertible notes ("Convertible Notes") in the open market. During the year ended September 30, 2012, we repurchased $20.0 million in principal amount of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the year ended September 30, 2012 was $1.6 million. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $56.5 million increase in total investment income, the $1.6 million decrease in the gain on extinguishment of debt and the $28.0 million increase in net expenses, net investment income for the year ended September 30, 2013 reflected a $26.9 million, or 30.6%, increase compared to the year ended September 30, 2012.
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
During the year ended September 30, 2013, we recorded investment realization events, including the following:

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

•
In January 2013, we received a cash payment of $30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. We also received an additional $3.0 million in connection with the sale of our preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain of $0.1 million;

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

•
In May 2013, we restructured its investment in Trans-Trade Brokers, Inc.  As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the restructured entity, TransTrade Operators, Inc., and recorded a realized loss in the amount of $6.1 million on this transaction;

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

•
In July 2013, we received a cash payment of $9.1 million from U.S. Collections, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In July 2013, we received a cash payment of $9.9 million from Ikaria Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited (plus additional fees) at par and no realized gain or loss was recorded on this transaction;

•
In July 2013, we received a cash payment of $5.5 million from Miche Bag, LLC in full satisfaction of all obligations related to the Term Loan A under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In July 2013, we received a cash payment of $43.9 million from Tegra Medical, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In July 2013, we received a cash payment of $27.0 million from MX USA, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2013, we restructured our investment in Eagle Hospital Physicians, Inc. As part of the restructuring, we exchanged cash and our debt securities for debt and equity securities in the successor entity, Eagle Hospital Physicians, LLC, and recorded a realized loss in the amount of $9.8 million on this transaction;

•
In August 2013, we received a cash payment of $43.5 million from InvestRx Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2013, we received a cash payment of $43.1 million from Titan Fitness, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the year ended September 30, 2013, we received cash payments of $59.9 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.4 million.

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

•
In September 2012, we received total consideration of $0.6 million in connection with the exit of our investment in Repechage Investments Limited. The investment was exited below par and we recorded a realized loss in the amount of $3.6 million on this transaction; and

•
In September 2012, we received total consideration of $1.8 million in connection with the sale of our Rail Acquisition Corp. term loan investment. The debt investment was exited below par and we recorded a realized loss in the amount of $13.9 million on this transaction. The proceeds related to this sale had not yet been received as of September 30, 2012 and are recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities

Net Unrealized Appreciation (Depreciation) on Investments and Interest Rate Swap
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2013, we recorded net unrealized appreciation of $13.4 million. This consisted of $16.4 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments. During the year ended September 30, 2012, we recorded net unrealized appreciation of $56.0 million. This consisted of $66.6 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments.
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
Gain on Extinguishment of Convertible Notes
During the years ended September 30, 2012 and September 30, 2011, we repurchased $20.0 million and $17.0 million in principal amount, respectively, of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million and $15.1 million in 2012 and 2011, respectively, because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the years ended September 30, 2012 and September 30, 2011 was $1.6 million and $1.5 million, respectively. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future.
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
During the year ended September 30, 2012, we recorded net unrealized appreciation of $56.0 million. This consisted of $66.6 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments. During the year ended September 30, 2011, we recorded net unrealized depreciation of $6.5 million. This consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications to realized losses on debt and equity investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments.
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
For the year ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $73.0 million. During that period, we used $459.2 million of cash in operating activities, primarily for the funding of $1.28 billion of investments and net revolvers, partially offset by $687.2 million of principal and PIK payments received and $115.0 million of net investment income. During the same period, cash provided by financing activities was $532.2 million, primarily consisting of $479.9 million of proceeds from issuances of our common stock, $155.8 million of proceeds from the issuances of unsecured notes and $31.8 million of net borrowings under our SBA debentures, partially offset by $13.3 million of net repayments under our credit facilities, $115.4 million of cash dividends paid, $1.1 million of offering costs paid and $5.6 million of deferred financing costs paid.
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
As of September 30, 2013, we had $147.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.89 billion, $10.4 million of interest and fees receivable, $181.8 million of SBA debentures payable, $188.0 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $161.3 million of unsecured notes payable and unfunded commitments of $149.5 million.

As of September 30, 2012, we had $74.4 million in cash and cash equivalents, portfolio investments (at fair value) of $1.29 billion, $7.7 million of interest and fees receivable, $150.0 million of SBA debentures payable, $201.3 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable and unfunded commitments of $102.5 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We maintain a universal shelf registration statement that allows for the public offering and sale of our common stock, debt securities and warrants to purchase such securities. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
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
Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since October 1, 2011
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2011:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$ 0.0958	$ 6.6 million	29,902	(1)	$ 0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958
November 21, 2013	December 13, 2013	December 30, 2013	0.05
November 21, 2013	January 15, 2014	January 31, 2014	0.0833
November 21, 2013	February 14, 2014	February 28, 2014	0.0833
November 21, 2013	March 14, 2014	March 31, 2014	0.0833
November 21, 2013	April 15, 2014	April 30, 2014	0.0833
November 21, 2013	May 15, 2014	May 30, 2014	0.0833
 ______________

(1)	Shares were purchased on the open market and distributed.
The following table reflects share transactions that occurred from October 1, 2011 through September 30, 2013:

Date	Transaction	Shares	Share Price	Gross Proceeds
January 26, 2012	Public offering	10,000,000	10.07	100.7 million
September 14, 2012	Public offering(1)	8,451,486	10.79	91.2 million
December 7, 2012	Public offering(1)	14,725,000	10.68	157.3 million
April 2013	Public offering(1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering(1)	17,643,000	10.31	181.9 million
  ______________

(1)	Includes the underwriters’ partial exercise of their over-allotment option
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $130.9 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%
As of September 30, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.2 million. In March 2013, the SBA fixed the interest rate on the SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.355% as of September 30, 2013.
For the years ended September 30, 2013 and 2012, we recorded interest expense of $7.1 million and $6.4 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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
As of September 30, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.
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
The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2013, we had $20.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $20.0 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.917% for the year ended September 30, 2013. For the years ended September 30, 2013, 2012 and 2011 we recorded interest expense of $3.1 million, $2.8 million and $2.4 million, respectively related to the Wells Fargo facility.
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
As of September 30, 2013, the ING facility permitted up to $480 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings,") and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds,") subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and us. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of September 30, 2012, we had $141.0 million of borrowings outstanding under the ING facility, which had a fair value of $141.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.141% for the year ended September 30, 2013. For the years ended September 30, 2013, 2012 and 2011, we recorded interest expense of $7.7 million, $5.7 million and $3.3 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary (“Funding II”), entered into a Loan and Servicing Agreement (“Sumitomo Agreement”) with respect to a seven-year credit facility (“Sumitomo facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of September 30, 2013, the Sumitomo facility permitted up to $200 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2014, and the maturity date of the facility is September 16, 2018, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2013, we had no borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.066% for the year ended September 30, 2013. For the years ended September 30, 2013 and 2012, we recorded interest expense of $1.7 million and $1.2 million, respectively, related to the Sumitomo facility. For the year ended September 30, 2011, the Company did not record interest expense related to the Sumitomo facility.
As of September 30, 2013, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.Interest expense for the years ended September 30, 2013, 2012 and 2011 was $33.5 million, $23.2 million and $15.1 million, respectively.
The following table describes significant financial covenants with which we must comply under the Wells Fargo facility and ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants.

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$788 million	$1,197 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$882 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.43:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$825 million	$1,197 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	3.43:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	5.33:1
 ______________

(1)
As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2013. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2013.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations.”
The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available are as of September 30, 2013.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—	55 million	(1)	20 million	35 million	LIBOR (5) + 2.50%
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%(2)
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%(3)
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%(3)
	8/6/2013	Amended credit facility	480 million	1.8 million	480 million		168 million	312 million	LIBOR (6) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		150 million	75 million	3.355% (4)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million	82 million	(1)	—	82 million	LIBOR (5) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%

(3)	Assuming we maintain our current credit rating

(4)	Weighted average interest rate of 3.355% (excludes the SBA annual charge)

(5)	1-month

(6)	1-, 2-, 3- or 6-month, at our option
Convertible Notes
On April 12, 2011, we issued $152 million in unsecured convertible notes (“Convertible Notes,”) including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at September 30, 2013 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. We did not repurchase any Convertible Notes during the year ended September 30, 2013. During the year ended September 30, 2012, we repurchased $20.0 million in principal amount of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation.
For the years ended September 30, 2013, 2012 and 2011, we recorded interest expense of $6.8 million, $7.1 million, and $4.1 million, respectively, related to the Convertible Notes.
As of September 30, 2013, there were $115.0 million Convertible Notes outstanding, which had a fair value of $122.3 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the year ended September 30, 2013, we did not repurchase any of the 2024 Notes in the open market.
For the year ended September 30, 2013, we recorded interest expense of $4.4 million related to the 2024 Notes.
As of September 30, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $72.9 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the year ended September 30, 2013, we did not repurchase any of the 2028 Notes in the open market.
For the year ended September 30, 2013, we recorded interest expense of $2.7 million related to the 2028 Notes.
As of September 30, 2013, there were $86.3 million 2028 Notes outstanding, which had a fair value of $78.1 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2013, our only off-balance sheet arrangements consisted of $149.5 million of unfunded commitments, which was comprised of $126.8 million to provide debt financing to certain of our portfolio companies and $22.7 million related to unfunded limited partnership interests. As of September 30, 2012, our only off-balance sheet arrangements consisted of $102.5 million, which was comprised of $94.3 million to provide debt financing to certain of our portfolio companies and $8.2 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2013 and September 30, 2012 is shown in the table below:

	September 30, 2013	September 30, 2012
Drugtest, Inc.	$20,000	$4,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,792	—
RP Crown Parent, LLC	9,000	—
Deltek, Inc.	8,667	—
Refac Optical Group	8,000	5,500
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
I Drive Safely, LLC	5,000	5,000
HealthEdge Software, Inc.	5,000	—
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
Adventure Interactive, Corp.	5,000	—
Charter Brokerage, LLC	4,000	7,353
World 50, Inc.	4,000	4,000
Enhanced Recovery Company, LLC	3,500	4,000
Phoenix Brands Merger Sub LLC	3,429	4,071
Personable Holdings, Inc.	3,409	—
2Checkout.com, Inc.	2,850	—
Reliance Communications, LLC	2,750	—
CPASS Acquisition Company	2,500	1,000
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	2,000	—
Chicago Growth Partners III, LP (limited partnership interest)	2,000	—
Eagle Hospital Physicians, LLC	1,867	1,400
Riverside Fund V, LP (limited partnership interest)	1,712	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,528	—
CCCG, LLC	1,520	—
Miche Bag, LLC	1,500	3,500
Milestone Partners IV, LP (limited partnership interest)	1,414	1,343
BMC Acquisition, Inc.	1,250	900
Ansira Partners, Inc.	1,190	1,190
Discovery Practice Management, Inc.	1,000	2,600
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	786	934
HealthDrive Corporation	734	750
ACON Equity Partners III, LP (limited partnership interest)	671	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	524	615
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	287	323
Welocalize, Inc.	—	10,000
Rail Acquisition Corp.	—	6,165
Traffic Solutions Holdings, Inc.	—	5,000
InvestRx Corporation	—	5,000
Titan Fitness, LLC	—	3,500
Cardon Healthcare Network, LLC	—	3,000
Tegra Medical, LLC	—	1,500
Specialty Bakers, LLC	—	750
Advanced Pain Management Holdings, Inc.	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100
Total	$149,474	$102,525

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Debt Outstanding as of September 30, 2012	Debt Outstanding as of September 30, 2013	Weighted average debt outstanding for the year ended September 30, 2013	Maximum debt outstanding for the year ended September 30, 2013
SBA debentures payable	$150,000	$181,750	$175,273	$181,750
Wells Fargo facility	60,251	20,000	52,210	114,713
ING facility	141,000	168,000	127,526	185,000
Sumitomo facility	—	—	14,398	82,339
Convertible Notes	115,000	115,000	115,000	115,000
2024 Notes	—	75,000	71,302	75,000
2028 Notes	—	86,250	41,887	86,250
Total debt	$466,251	$646,000	$597,596	$771,500
The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2013
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$181,750	$—	$—	$—	$181,750
Interest due on SBA debentures	51,780	6,780	13,578	13,559	17,863
Wells Fargo facility	20,000	—	20,000	—	—
Interest due on Wells Fargo facility	1,377	536	841	—	—
ING facility	168,000	—	—	168,000	—
Interest due on ING facility	12,981	4,095	8,190	696	—
Sumitomo facility	—	—	—	—	—
Interest due on Sumitomo facility	—	—	—	—	—
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	15,479	6,181	9,298	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	48,867	4,406	8,813	8,813	26,835
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	77,086	5,283	10,566	10,566	50,671
Total	$853,570	$27,281	$186,286	$201,634	$438,369
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2013, 2012 and 2011, we incurred fees of $63.9 million, $45.8 million and $36.5 million, respectively, under the investment advisory agreement. During the year ended September 30 2013, the Investment Adviser voluntarily waived the portion of the base management fee attributable to certain new investments that closed prior to period end, which resulted in waivers of $2.3 million, respectively.
Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2013, 2012 and 2011, we have incurred expenses of $4.3 million, $3.9 million and $2.9 million, respectively, under the administration agreement.
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
Recent Developments
In October 2013, three new lenders joined the ING facility and one existing lender increased its commitment, increasing our borrowing capacity to $605 million from $480 million.
On October 30, 2013, we amended the terms of the Sumitomo facility, to, among other things:

•	reduce the size of the facility from $200 million to $125 million. This reduction was balanced, in part, by an increase of Sumitomo's commitment under the ING facility by $45 million;

•	extend the period during which we may make and reinvest borrowings through September 16, 2016 from September 16, 2014; and

•	extend the maturity date to September 16, 2020 from September 16, 2018.
On November 21, 2013, our Board of Directors declared the following dividends:

•	$0.05 per share, payable on December 30, 2013 to stockholders of record on December 13, 2013;

•	$0.0833 per share, payable on January 31, 2014 to stockholders of record on January 15, 2014;

•	$0.0833 per share, payable on February 28, 2014 to stockholders of record on February 14, 2014;

•	$0.0833 per share, payable on March 31, 2014 to stockholders of record on March 14, 2014;

•	$0.0833 per share, payable on April 30, 2014 to stockholders of record on April 15, 2014; and

•	$0.0833 per share, payable on May 30, 2014 to stockholders of record on May 15, 2014;
On November 21, 2013, our Board of Directors terminated our existing $50 million stock repurchase program and approved a new $100 million stock repurchase program. Any stock repurchases under this program would be made through the open market at times and in such amounts as our management would deem appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Board of Directors, the stock repurchase program will expire on November 21, 2014 and may be limited or terminated at any time without prior notice.
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
As of September 30, 2013, 67.4% of our debt investment portfolio (at fair value) and 67.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2013 and September 30, 2012 was as follows:

	September 30, 2013		September 30, 2012
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$115,659	9.57%	$72,609	8.35%
1% to under 2%	1,007,366	83.35	554,315	63.72
2% to under 3%	48,649	4.03	111,262	12.79
3% and over	36,913	3.05	131,686	15.14
Total	$1,208,587	100.00%	$869,872	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$46,100	$(9,400)	$36,700
400	33,900	(7,500)	26,400
300	21,700	(5,600)	16,100
200	9,800	(3,800)	6,000
100	1,300	(1,900)	(600)

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2013 and September 30, 2012:

	September 30, 2013		September 30, 2012
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$147,359	$—	$74,393	$—
Prime rate	2,886	—	6,832	60,000
LIBOR
30 day	57,604	188,000	32,753	141,251
90 day	1,143,068	—	822,867	—
Fixed rate	582,340	458,000	377,522	265,000
Total	$1,933,257	$646,000	$1,314,367	$466,251
On August 16, 2010, we entered into an interest rate swap agreement that was scheduled to expire on August 15, 2013, for a total notional amount of $100 million, for the purposes of hedging the interest rate risk related to the Wells facility and the ING facility. Under the interest rate swap agreement, we paid a fixed interest rate of 0.99% and received a floating rate based on the prevailing one-month LIBOR. In August 2011, we terminated our interest rate swap agreement and realized a loss of $1.3 million, which included a reclassification of $0.8 million of prior unrealized depreciation. As of September 30, 2013, we were no longer party to any interest rate swap agreements.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Finance Corp. and its subsidiaries (the “Company”) at September 30, 2013 and September 30, 2012, and the results of their operations, the changes in net assets and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Annual Report to stockholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2013 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
November 25, 2013

Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2013	September 30, 2012
ASSETS
Investments at fair value:
Control investments (cost September 30, 2013: $207,518; cost September 30, 2012: $58,557)	$215,502	$53,240
Affiliate investments (cost September 30, 2013: $29,807; cost September 30, 2012: $29,496)	31,932	31,187
Non-control/Non-affiliate investments (cost September 30, 2013: $1,622,326; cost September 30, 2012: $1,180,436)	1,645,612	1,203,681
Total investments at fair value (cost September 30, 2013: $1,859,651; cost September 30, 2012: $1,268,489)	1,893,046	1,288,108
Cash and cash equivalents	147,359	74,393
Interest and fees receivable	10,379	7,652
Due from portfolio company	1,814	3,292
Receivables from unsettled transactions	—	1,750
Deferred financing costs	19,548	13,751
Other assets	187	56
Total assets	$2,072,333	$1,389,002
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,166	$1,180
Base management fee payable	9,625	6,573
Incentive fee payable	7,175	5,579
Due to FSC, Inc.	840	1,630
Interest payable	2,939	4,219
Payables from unsettled transactions	35,716	—
Credit facilities payable	188,000	201,251
SBA debentures payable	181,750	150,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	161,250	—
Total liabilities	703,461	485,432
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 and 150,000 shares authorized, at September 30, 2013 and September 30, 2012, respectively; 139,041 and 91,048 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	1,390	910
Additional paid-in-capital	1,509,546	1,019,053
Net unrealized appreciation on investments	33,395	19,998
Net realized loss on investments and interest rate swap	(154,591)	(128,062)
Accumulated overdistributed net investment income	(20,868)	(8,329)
Total net assets (equivalent to $9.85 and $9.92 per common share at September 30, 2013 and September 30, 2012, respectively) (Note 12)	1,368,872	903,570
Total liabilities and net assets	$2,072,333	$1,389,002
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Interest income:
Control investments	$5,614	$927	$89
Affiliate investments	2,792	2,804	4,265
Non-control/Non-affiliate investments	148,467	115,625	90,224
Interest on cash and cash equivalents	23	34	19
Total interest income	156,896	119,390	94,597
PIK interest income:
Control investments	2,764	309	347
Affiliate investments	1,404	916	989
Non-control/Non-affiliate investments	12,619	12,570	12,339
Total PIK interest income	16,787	13,795	13,675
Fee income:
Control investments	4,271	1,285	127
Affiliate investments	48	642	667
Non-control/Non-affiliate investments	41,551	29,779	15,888
Total fee income	45,870	31,706	16,682
Dividend and other income:
Non-control/Non-affiliate investments	2,059	225	211
Total dividend and other income	2,059	225	211
Total investment income	221,612	165,116	125,165
Expenses:
Base management fee	35,748	23,799	19,656
Incentive fee	28,158	22,001	16,782
Professional fees	4,182	2,890	2,709
Board of Directors fees	576	551	452
Interest expense	33,470	23,245	15,137
Administrator expense	1,925	2,425	1,699
General and administrative expenses	4,921	3,771	3,083
Total expenses	108,980	78,682	59,518
Base management fee waived	(2,321)	—	—
Net expenses	106,659	78,682	59,518
Gain on extinguishment of unsecured convertible notes	—	1,571	1,480
Net investment income	114,953	88,005	67,127
Unrealized appreciation on interest rate swap	—	—	773
Realized loss on interest rate swap	—	—	(1,335)
Unrealized appreciation (depreciation) on investments:
Control investments	13,302	(6,096)	9,437
Affiliate investments	434	12,944	(5,374)
Non-control/Non-affiliate investments	(339)	49,126	(11,362)
Net unrealized appreciation (depreciation) on investments	13,397	55,974	(7,299)
Realized loss on investments:
Control investments	(11,224)	(5,316)	(7,806)
Affiliate investments	—	(10,620)	(14,146)
Non-control/Non-affiliate investments	(15,305)	(48,642)	(7,107)
Net realized loss on investments	(26,529)	(64,578)	(29,059)
Net increase in net assets resulting from operations	$101,821	$79,401	$30,207
Net investment income per common share — basic	$1.04	$1.11	$1.05
Earnings per common share — basic	$0.92	$1.00	$0.47
Weighted average common shares outstanding — basic	110,270	79,570	64,057
Net investment income per common share — diluted	$1.01	$1.07	$1.01
Earnings per common share — diluted	$0.90	$0.97	$0.47
Weighted average common shares outstanding — diluted	118,061	87,719	68,716
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Operations:
Net investment income	$114,953	$88,005	$67,127
Net unrealized appreciation (depreciation) on investments and interest rate swap	13,397	55,974	(6,526)
Net realized loss on investments and interest rate swap	(26,529)	(64,578)	(30,394)
Net increase in net assets resulting from operations	101,821	79,401	30,207
Stockholder transactions:
Distributions to stockholders from ordinary income	(100,430)	(78,906)	(71,650)
Tax return of capital	(27,063)	(15,172)	(9,140)
Net decrease in net assets from stockholder transactions	(127,493)	(94,078)	(80,790)
Capital share transactions:
Issuance of common stock, net	478,919	187,408	205,947
Issuance of common stock under dividend reinvestment plan	12,055	2,212	4,091
Net increase in net assets from capital share transactions	490,974	189,620	210,038
Total increase in net assets	465,302	174,943	159,455
Net assets at beginning of period	903,570	728,627	569,172
Net assets at end of period	$1,368,872	$903,570	$728,627
Net asset value per common share	$9.85	$9.92	$10.07
Common shares outstanding at end of period	139,041	91,048	72,376
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$101,821	$79,401	$30,207
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Gain on extinguishment of unsecured convertible notes	—	(1,571)	(1,480)
Net unrealized (appreciation) depreciation on investments and interest rate swap	(13,397)	(55,974)	6,526
Net realized losses on investments and interest rate swap	26,529	64,578	30,394
PIK interest income	(16,787)	(13,795)	(13,675)
Recognition of fee income	(45,870)	(31,706)	(16,681)
Accretion of original issue discount on investments	(612)	(1,497)	(2,063)
Amortization of deferred financing costs	5,198	4,456	2,747
Changes in operating assets and liabilities:
Fee income received	38,558	24,841	21,890
Increase in interest and fees receivable	(2,249)	(1,204)	(1,715)
(Increase) decrease in due from portfolio company	1,478	(2,740)	(449)
(Increase) decrease in receivables from unsettled transactions	1,750	(1,750)	—
(Increase) decrease in other assets	(131)	207	358
Increase (decrease) in accounts payable, accrued expenses and other liabilities	28	(191)	(667)
Increase in base management fee payable	3,052	863	2,834
Increase in incentive fee payable	1,596	582	2,138
Increase (decrease) in due to FSC, Inc.	(790)	150	397
Increase (decrease) in interest payable	(1,280)	(450)	4,386
Increase in payables from unsettled transactions	35,716	—	—
Purchases of investments and net revolver activity, net of syndications	(1,281,029)	(530,866)	(703,461)
Principal payments received on investments (scheduled payments)	46,911	42,625	31,718
Principal payments received on investments (payoffs)	571,396	316,978	78,635
PIK interest income received in cash	8,514	5,477	9,988
Proceeds from the sale of investments	60,373	11,370	50
Net cash used in operating activities	(459,225)	(90,216)	(517,923)
Cash flows from financing activities:
Distributions paid in cash	(115,438)	(91,866)	(76,699)
Borrowings under SBA debentures payable	31,750	—	77,000
Borrowings under credit facilities	1,067,144	580,897	658,500
Repayments of borrowings under credit facilities	(1,080,395)	(557,669)	(480,476)
Proceeds from the issuance of unsecured convertible notes	—	—	152,000
Repurchases of unsecured convertible notes	—	(17,939)	(15,070)
Proceeds from the issuance of unsecured notes	155,824	—	—
Proceeds from the issuance of common stock	479,949	188,700	206,788
Deferred financing costs paid	(5,570)	(4,029)	(12,400)
Offering costs paid	(1,073)	(1,129)	(841)
Net cash provided by financing activities	532,191	96,965	508,802
Net increase (decrease) in cash and cash equivalents	72,966	6,749	(9,121)
Cash and cash equivalents, beginning of period	74,393	67,644	76,765
Cash and cash equivalents, end of period	$147,359	$74,393	$67,644
Supplemental information:
Cash paid for interest	$29,946	$20,775	$7,553
Non-cash operating activities:
Non-cash exchange of investments	$30,521	$38,437	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$12,055	$2,212	$4,091
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,494	$14,480	$14,499
LC Facility, 8.5% cash due 12/31/2016 (10)			(5)	—
746,114 Series A Preferred Units			12,786	15,891
746,114 Class A Common Stock Units			5,316	10,529
			32,577	40,919
TransTrade Operators, Inc.	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		13,660	13,660	13,524
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			3,033	539
			16,693	14,063
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		93,135	93,135	93,297
860,000 Class A Units			22,347	22,346
			115,482	115,643
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		19,211	19,211	19,211
5,264,207 Common Units			5,264	5,264
			24,475	24,475
Eagle Hospital Physicians, LLC (13)	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,150	11,150	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,041	3,041	3,050
First Lien Revolver, 8% cash due 8/1/2016			—	—
4,100,000 Class A Common Units			4,100	6,203
			18,291	20,402
Total Control Investments (15.7% of net assets)			$207,518	$215,502
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,256
			1,080	3,256
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016		$3,223	3,219	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		25,515	25,508	25,317
4,668,788 Shares of Preferred Stock			—	87
			28,727	28,676
Total Affiliate Investments (2.3% of net assets)			$29,807	$31,932
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 12/27/2015		$4,007	4,007	4,003
33,786 shares of Common Stock			345	1,206
			4,352	5,209
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,200	7,170	7,297
			7,170	7,297
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		4,151	4,148	4,213
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		10,573	10,573	10,497
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,266
			16,987	16,976

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		$33,500	$33,468	$33,527
414,419 Common Units (6)			598	1,317
			34,066	34,844
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (6)(12)			362	325
			362	325
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			713	658
			713	658
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		6,551	6,498	6,616
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,424	9,362	9,510
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)		—	(13)	—
			15,847	16,126
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		11,500	11,398	11,522
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		16,013	15,913	15,999
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015		500	463	500
			27,774	28,021
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		3,720	3,596	3,721
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,882	11,011
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		4,000	3,957	4,000
			18,435	18,732
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,695
			3,393	7,695
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,576	16,307	17,514
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (10)			(33)	—
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	419
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	—
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			18,910	17,933
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			$214	$121
			214	121
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018		$38,809	38,702	38,864
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 6/27/2018		15,752	15,682	15,899
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)			(34)	—
			54,350	54,763
Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		635	635	635
First Lien Revolver, 8% cash due 11/30/2013		100	100	100
			735	735
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		11,435	11,266	11,399
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(20)	—
			11,246	11,399
Cardon Healthcare Network, LLC	Diversified support services
65,903 Class A Units			250	523
			250	523
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		5,518	5,432	5,423
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,610	21,323	20,842
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,000	2,922	3,000
			29,677	29,265
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017		35,148	34,717	34,988
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/31/2014			—	—
			34,717	34,988
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+9% (1.75% floor) cash due 12/31/2016		9,950	9,950	9,956
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 12/31/2016		38,900	38,546	38,838
			48,496	48,794
Refac Optical Group (14)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018		24,674	24,510	24,923
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 9/30/2018		32,932	32,639	33,205
First Lien Term Loan C, 12% cash due 12/31/2014		10,000	10,000	10,013
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (10)			(69)	—
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
500.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	884
			68,385	69,025
GSE Environmental, Inc. (9)	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		8,812	8,755	8,113
			8,755	8,113
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (12)			649	728
			649	728

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016		$28,914	$28,828	$29,462
Subordinated Term Loan, 11.75% cash 2% PIK due 10/10/2017		11,976	11,921	12,004
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (10)			(40)	—
			40,709	41,466
Stackpole Powertrain International Holding, L.P.	Auto parts & equipment
1,000 Common Units (12)			1,000	3,200
			1,000	3,200
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan A, LIBOR+7.5% cash due 8/8/2016		5,756	5,706	5,761
First Lien Term Loan B, 12% cash 3% PIK due 8/8/2016		6,606	6,559	6,608
First Lien Revolver, LIBOR+7% cash due 8/8/2016		3,000	2,977	3,000
			15,242	15,369
CTM Group, Inc.	Leisure products
Subordinated Term Loan A, 11% cash 2% PIK due 2/10/2017		10,966	10,896	11,024
Subordinated Term Loan B, 18.4% PIK due 2/10/2017		4,553	4,532	4,559
			15,428	15,583
Milestone Partners IV, LP	Multi-sector holdings
0.86% limited partnership interest (6)(12)			586	638
			586	638
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		13,517	13,439	13,607
			13,439	13,607
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,263	29,084	29,535
317,282.97 Class A Units			317	404
			29,401	29,939
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			476	569
			476	569
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.25% floor) cash due 9/7/2016		12,448	12,379	12,454
			12,379	12,454
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		12,316	12,231	12,439
264.37 Class A Preferred Units			264	304
2,954.87 Class A Common Units			36	246
			12,531	12,989
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		8,069	8,005	8,166
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)			(12)	—
			7,993	8,166
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016		8,775	8,775	8,797
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		12,973	12,890	13,206
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016			—	—
500,000 Preferred units (6)			261	275
500,000 Class A Common Units			25	466
			21,951	22,744

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.15% limited partnership interest (6)(12)			$329	$361
			329	361
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		$26,741	26,553	27,445
			26,553	27,445
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			288	239
			288	239
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		10,718	10,622	10,834
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,941	7,078
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(42)	—
			17,521	17,912
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		9,551	9,476	9,791
			9,476	9,791
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,415	14,503
17,391 Shares of Series A-1 Preferred Stock			313	174
17,391 Shares of Common Stock			187	—
			14,915	14,677
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,315	5,285	5,311
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017 (10)			(7)	—
500 Series A Preferred Shares			500	534
50,000 Common Shares			1	—
			5,779	5,845
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		10,593	10,529	10,580
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(6)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	334
			10,773	10,914
Edmentum, Inc.	Education services
Second Lien Term Loan, L+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,288
			17,000	17,288

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		$27,000	26,975	$27,521
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)			(5)	—
75,000 Class A Common Units of IDS Investments, LLC			750	755
			27,720	28,276
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		18,345	18,317	18,523
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,988	12,089
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,755
			31,795	34,367
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		8,988	8,988	9,056
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,839	17,839	18,200
			26,827	27,256
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,804	18,804	18,989
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	674
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,554	19,663
Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		12,853	12,853	12,853
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—
			12,853	12,853
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019		25,000	25,000	25,415
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017		1,333	1,333	1,333
			26,333	26,748
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019		25,000	25,000	25,130
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017			—	—
			25,000	25,130
Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,561	30,561	31,009
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,795
			32,061	32,804
IG Investments Holdings, LLC	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/31/2020		10,000	10,000	10,059
			10,000	10,059

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
SumTotal Systems, LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019		$20,000	$20,000	$20,015
			20,000	20,015
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,148	14,148	14,401
20,000 Common Shares in MCP CPS Group Holdings, Inc. (6)			2,000	2,036
			16,148	16,437
Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017		21,774	21,769	21,898
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017		11,333	11,331	11,398
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017		2,250	2,249	2,250
			35,349	35,546
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018		7,264	7,264	7,283
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,019	5,019	5,025
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017		1,250	1,250	1,250
4,950,000 Preferred Units in GRG Holdings, LP			495	489
50,000 Common Units in GRG Holdings, LP			5	—
			14,033	14,047
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017		36,662	36,656	37,173
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017		19,605	19,603	19,888
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)			(1)	—
			56,258	57,061
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,624	12,624	12,627
500 Class A Common Units in Omniplex Holdings Corp.			500	477
			13,124	13,104
Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,746	15,746	16,016
			15,746	16,016
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019		21,500	21,500	21,957
			21,500	21,957
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019		7,000	7,000	7,067
			7,000	7,067
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		112,575	112,555	112,760
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			2,000	2,123
			114,554	114,883

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		$10,094	$10,094	$10,229
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	400
			10,594	10,629
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		11,062	11,062	10,961
			11,062	10,961
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 12/26/2018		9,950	9,950	10,010
			9,950	10,010
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			472	517
			472	517
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015		9,619	9,619	9,618
			9,619	9,618
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017		1,000	379	1,000
			379	1,000
SESAC Holdco II LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/28/2019		4,000	4,000	4,097
			4,000	4,097
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018		24,000	24,000	24,454
			24,000	24,454
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019		10,475	10,435	10,482
			10,435	10,482
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018		15,000	15,000	15,106
			15,000	15,106
ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018		95,000	94,972	95,111
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018		4,000	3,997	4,000
			98,969	99,111
Joerns Healthcare, LLC	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018		20,000	20,000	19,965
			20,000	19,965
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			208	139
			208	139
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (11)(12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,285
			13,250	13,285
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Harden Healthcare, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.5% (1.25% floor) cash due 5/1/2018		$8,888	$8,888	$8,929
			8,888	8,929
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019		8,750	8,750	8,757
			8,750	8,757
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016		150	148	150
			148	150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019		12,968	12,968	12,973
			12,968	12,973
Personable Holdings, Inc.	Other diversified financial services
First Lien Term Loan, LIBOR+6% (1.25% floor) cash due 5/16/2018		11,109	11,109	11,109
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 5/16/2018			—	—
			11,109	11,109
Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6% (1.25% floor) cash due 7/3/2018		9,875	9,875	9,875
Second Lien Term Loan, LIBOR+9.75% (1.25% floor) cash due 7/3/2019		8,000	8,000	8,000
			17,875	17,875
Blue Coat Systems, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 6/28/2020		10,000	10,000	10,000
			10,000	10,000
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019		20,000	20,000	20,000
			20,000	20,000
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020		32,000	32,000	32,000
50,000 Common Units in AB Group Holdings, LP			500	500
			32,500	32,500
Digital Insight Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+4.25% (1.25% floor) cash due 8/1/2019		5,000	5,000	5,000
Second Lien Term Loan, LIBOR+8.25% (1.25% floor) cash due 8/1/2020		20,000	20,000	20,000
			25,000	25,000
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		12,500	12,500	12,500
			12,500	12,500
Total Non-Control/Non-Affiliate Investments (120.2% of net assets)			$1,622,326	$1,645,612
Total Portfolio Investments (138.3% of net assets)			$1,859,651	$1,893,046

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

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

(9)
Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Phoenix Brands Merger Sub LLC	July 31, 2013	+ 2.25% on Senior Term Loan + 2.25% on Revolver + 0.75% on Subordinated Term Loan		Per loan agreement
GSE Environmental, Inc.	July 30, 2013	+ 2.0% on Term Loan		Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment
Capital Equipment Group, Inc.	November 30, 2012		– 1.25% on Term Loan	Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(13)	Eagle Hospital Physicians, LLC, is the successor entity to Eagle Hospital Physicians, Inc. and was formed as part of the restructuring process.

(14)
Prior to year end, the Company closed on a $33.4 million incremental investment in Refac Optical Group that had not yet settled as of September 30, 2013. As such, this amount is recorded in "Payables from unsettled transactions" in the Statements of Assets and Liabilities.

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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through September 30, 2013:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.5		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.2		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.2		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.5		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	8,451,486	10.79		91.2 million
December 7, 2012	Follow-on public offering	14,000,000	10.68		149.5 million
December 14, 2012	Underwriters’ partial exercise of over-allotment option	725,000	10.68		7.7 million
April 15, 2013	Follow-on public offering	13,500,000	10.85		146.5 million
April 26, 2013	Underwriters’ partial exercise of over-allotment option	935,253	10.85		10.1 million
September 26, 2013	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	17,643,000	10.31		181.9 million

(1)	Average offering price.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $130.9 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of September 30, 2013, FSMP V had $37.5 million in regulatory capital and $31.8 million in SBA-guaranteed debentures outstanding, which had a fair value of $25.2 million. In March 2013, the SBA fixed the interest rate on such SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.355% as of September 30, 2013.
For the years ended September 30 2013, 2012 and 2011, the Company recorded interest expense of $7.1 million, $6.4 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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
Basis of Presentation:
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Consolidated Financial Statements include portfolio investments at fair value of $1.89 billion and $1.29 billion at September 30, 2013 and September 30, 2012, respectively. The portfolio investments represent 138.3% and 142.6% of net assets at September 30, 2013 and September 30, 2012, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company’s judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company’s investment in the portfolio company. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In certain instances, the Company may use alternative methodologies, including an asset liquidation, expected recovery model or other alternative approaches.
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
The fair value of each of the Company’s investments at September 30, 2013 and September 30, 2012 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $2.2 million that was held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s Wells Fargo facility and $1.9 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo and Sumitomo Mitsui Banking Corporation verify the Company’s compliance per the terms of their respective credit agreements with the Company.
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
Interest Rate Swap:
The Company does not utilize hedge accounting and marks its interest rate swaps to fair value on a quarterly basis through its Consolidated Statement of Operations. As of September 30, 2013, the Company was not party to any interest rate swap agreements.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $1.0 million of offering costs charged to capital during the year ended September 30, 2013.
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
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2010, 2011 or 2012. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Note 3. Portfolio Investments
At September 30, 2013, 138.3% of net assets or $1.89 billion was invested in 99 portfolio investments and 10.8% of net assets or $147.4 million was invested in cash and cash equivalents. In comparison, at September 30, 2012, 142.6% of net assets or $1.29 billion was invested in 78 portfolio investments and 8.2% of net assets or $74.4 million was invested in cash and cash equivalents. As of September 30, 2013, 77.5% of the Company’s portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the years ended September 30, 2013, 2012 and 2011, the Company recorded net realized losses of $26.5 million, $64.6 million and $30.4 million, respectively. During the years ended September 30, 2013, 2012 and 2011, the Company recorded net unrealized appreciation (depreciation) of $13.4 million, $56.0 million and ($6.5 million), respectively.

The composition of the Company’s investments as of September 30, 2013 and September 30, 2012 at cost and fair value was as follows:

	September 30, 2013		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,779,201	$1,793,463	$1,226,489	$1,241,197
Investments in equity securities	80,450	99,583	42,000	46,911
Total	$1,859,651	$1,893,046	$1,268,489	$1,288,108
The composition of the Company’s debt investments as of September 30, 2013 and September 30, 2012 at fixed rates and floating rates was as follows:

	September 30, 2013		September 30, 2012
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$584,876	32.61%	$371,325	29.92%
Floating rate debt securities	1,208,587	67.39	869,872	70.08
Total	$1,793,463	100.00%	$1,241,197	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,467,665	$1,467,665
Investments in debt securities (subordinated)	—	—	296,298	296,298
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	25,648	25,648
Investments in equity securities (common)	—	—	73,935	73,935
Total investments at fair value	$—	$—	$1,893,046	$1,893,046
The following table presents the financial instruments carried at fair value as of September 30, 2012, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,035,750	$1,035,750
Investments in debt securities (subordinated)	—	—	205,447	205,447
Investments in equity securities (preferred)	—	—	24,240	24,240
Investments in equity securities (common)	—	—	22,671	22,671
Total investments at fair value	$—	$—	$1,288,108	$1,288,108
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
The following table provides a roll-forward in the changes in fair value from September 30, 2012 to September 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2012	$1,035,750	$205,447	$—	$24,240	$22,671	$1,288,108
New investments & net revolver activity	1,102,143	119,093	29,500	6,010	38,282	1,295,028
Redemptions/repayments	(664,614)	(35,016)	—	(2,510)	—	(702,140)
Net accrual of PIK interest income	2,973	5,193	—	107	—	8,273
Accretion of original issue discount	612	—	—	—	—	612
Net change in unearned income	6,251	583	—	—	—	6,834
Net unrealized appreciation (depreciation)	(278)	(168)	—	(2,079)	16,301	13,776
Unrealized adjustments due to deal exits	(15,172)	1,166	—	(120)	(3,319)	(17,445)
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2013	$(15,450)	$998	$—	$(2,199)	$12,982	$(3,669)

The following table provides a roll-forward in the changes in fair value from September 30, 2011 to September 30, 2012, for all investments for which the Company determines fair value using unobservable (Level 3) factors.

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2011	$1,018,475	$81,233	$7,167	$12,962	$1,119,837
New investments & net revolver activity	405,503	137,016	13,883	12,901	569,303
Redemptions/repayments	(389,389)	(18,001)	(1,954)	(66)	(409,410)
Net accrual of PIK interest income	4,101	3,593	624	—	8,318
Accretion of original issue discount	1,497	—	—	—	1,497
Net change in unearned income	7,430	(677)	—	—	6,753
Net unrealized appreciation (depreciation)	45,051	7,814	4,829	(1,720)	55,974
Unrealized adjustments due to deal exits	(56,918)	(5,531)	(309)	(1,406)	(64,164)
Transfer into (out of) Level 3	—				—
Fair value as of September 30, 2012	$1,035,750	$205,447	$24,240	$22,671	$1,288,108
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the year ended September 30, 2012	$(11,867)	$2,283	$4,520	$(3,126)	$(8,190)
The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3) which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company’s credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount), which are significant unobservable inputs into the model.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2013:

Asset	Fair Value		Valuation Technique	Unobservable Input	Range				Weighted Average (d)
Senior secured debt	1,467,665		Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.5%
				Tranche specific risk premium/(discount)	(a)	(4.0)%	-	13.0%	2.0%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.1)%	-	3.3%	0.3%
Subordinated debt	296,298		Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
				Tranche specific risk premium	(a)	1.0%	-	11.0%	4.7%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.0)%	-	1.4%	0.0%
CLO debt	29,500	(c)	Recent market transaction	Market yield		11.4%		11.4%	11.4%
Preferred & common equity	99,583		Market and income approach	Weighted average cost of capital		11.0%	-	31.0%	17.4%
				Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
				Revenue growth rate		0.6%	-	81.9%	8.4%
				EBITDA multiple	(b)	5.4x	-	15.3x	7.4x
				Revenue multiple	(b)	4.1x		5.3x	4.7x
				Book value multiple	(b)	0.9x		1.1x	1.0x
Total	$1,893,046

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	The Company's $29.5 million CLO debt investment in Salus CLO 2012-1, Ltd. was valued at its acquisition price as it closed near year end.

(d)	Weighted averages are calculated based on fair value of investments.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2012:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,027,484	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(4.0)%	-	25.5%	2.3%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.5)%	-	4.7%	0.0%
	8,266	Market approach	EBITDA multiple	(b)	6.2x	-	6.2x	6.2x
Subordinated debt	205,447	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.8%	-	7.8%	3.1%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.4)%	-	1.1%	0.1%
Preferred & common equity	46,911	Market and income approach	Weighted average cost of capital		13.0%	-	33.0%	19.1%
			Company specific risk premium	(a)	1.0%	-	24.0%	4.0%
			Revenue growth rate		1.9%	-	44.5%	11.0%
			EBITDA multiple	(b)	4.8x	-	9.7x	7.5x
Total	$1,288,108
____________________

(a)	Used when market participant would take into account this premium or discount when pricing the investment

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments.
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
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company’s investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA multiple. Significant increases or decreases in a portfolio company’s weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$188,000	$188,000	$—	$—	$188,000
SBA debentures payable	181,750	156,073	—	—	156,073
Unsecured convertible notes payable	115,000	122,331	—	—	122,331
Unsecured notes payable	161,250	151,008	—	151,008	—
Total	$646,000	$617,412	$—	$151,008	$466,404
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
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which trade under the symbol "FSCE" on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Stock Exchange, respectively. As such, these securities are included in Level 2 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $149.5 million and $102.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2013 and September 30, 2012, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities. A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2013 and September 30, 2012 is shown in the table below:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2013	September 30, 2012
Drugtest, Inc.	$20,000	$4,000
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,792	—
RP Crown Parent, LLC	9,000	—
Deltek, Inc.	8,667	—
Refac Optical Group	8,000	5,500
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	—
I Drive Safely, LLC	5,000	5,000
HealthEdge Software, Inc.	5,000	—
First American Payment Systems, LP	5,000	—
Teaching Strategies, LLC	5,000	—
Adventure Interactive, Corp.	5,000	—
Charter Brokerage, LLC	4,000	7,353
World 50, Inc.	4,000	4,000
Enhanced Recovery Company, LLC	3,500	4,000
Phoenix Brands Merger Sub LLC	3,429	4,071
Personable Holdings, Inc.	3,409	—
2Checkout.com, Inc.	2,850	—
Reliance Communications, LLC	2,750	—
CPASS Acquisition Company	2,500	1,000
Olson + Co., Inc.	2,105	2,105
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	2,000	—
Chicago Growth Partners III, LP (limited partnership interest)	2,000	—
Eagle Hospital Physicians, LLC	1,867	1,400
Riverside Fund V, LP (limited partnership interest)	1,712	2,000
Sterling Capital Partners IV, LP (limited partnership interest)	1,528	—
CCCG, LLC	1,520	—
Miche Bag, LLC	1,500	3,500
Milestone Partners IV, LP (limited partnership interest)	1,414	1,343
BMC Acquisition, Inc.	1,250	900
Ansira Partners, Inc.	1,190	1,190
Discovery Practice Management, Inc.	1,000	2,600
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	786	934
HealthDrive Corporation	734	750
ACON Equity Partners III, LP (limited partnership interest)	671	753
Riverlake Equity Partners II, LP (limited partnership interest)	638	760
RCP Direct, LP (limited partnership interest)	524	615
Baird Capital Partners V, LP (limited partnership interest)	351	513
Riverside Fund IV, LP (limited partnership interest)	287	323
Welocalize, Inc.	—	10,000
Rail Acquisition Corp.	—	6,165
Traffic Solutions Holdings, Inc.	—	5,000
InvestRx Corporation	—	5,000
Titan Fitness, LLC	—	3,500
Cardon Healthcare Network, LLC	—	3,000
Tegra Medical, LLC	—	1,500
Specialty Bakers, LLC	—	750
Advanced Pain Management Holdings, Inc.	—	400
Saddleback Fence and Vinyl Products, Inc.	—	100
Total	$149,474	$102,525

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2013		September 30, 2012
Cost:
Senior secured debt	$1,456,710	78.33%	$1,024,518	80.77%
Subordinated debt	292,991	15.76	201,971	15.92
Purchased equity	71,835	3.86	34,516	2.72
CLO debt	29,500	1.59	—	—
Equity grants	4,316	0.23	4,724	0.37
Limited partnership interests	4,299	0.23	2,760	0.22
Total	$1,859,651	100.00%	$1,268,489	100.00%
Fair Value:
Senior secured debt	$1,467,665	77.53%	$1,035,750	80.41%
Subordinated debt	296,298	15.65	205,447	15.95
Purchased equity	89,688	4.74	38,600	3.00
CLO debt	29,500	1.56	—	—
Equity grants	5,599	0.30	5,551	0.43
Limited partnership interests	4,296	0.22	2,760	0.21
Total	$1,893,046	100.00%	$1,288,108	100.00%
The Company primarily invests in portfolio companies located in North America. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2013		September 30, 2012
Cost:
Northeast U.S.	$744,582	40.04%	$440,689	34.74%
Midwest U.S.	314,653	16.92	137,860	10.87
Southwest U.S.	279,369	15.02	251,751	19.85
Southeast U.S.	277,342	14.91	230,667	18.18
West U.S.	242,705	13.05	206,522	16.28
Canada	1,000	0.06	1,000	0.08
Total	$1,859,651	100.00%	$1,268,489	100.00%

Fair Value:
Northeast U.S.	$753,263	39.79%	$442,111	34.32%
Midwest U.S.	317,958	16.80	140,191	10.88
Southwest U.S.	280,247	14.80	254,509	19.76
Southeast U.S.	285,648	15.09	236,808	18.38
West U.S.	252,730	13.35	212,939	16.53
Canada	3,200	0.17	1,550	0.13
Total	$1,893,046	100.00%	$1,288,108	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2013 and September 30, 2012 were as follows:

	September 30, 2013		September 30, 2012
Cost:
Healthcare services	$266,823	14.35%	$168,914	13.32%
Diversified support services	170,174	9.15	111,362	8.78
Education services	166,750	8.97	99,033	7.81
Advertising	154,026	8.28	53,665	4.23
Specialized finance	124,232	6.68	—	—
Internet software & services	109,170	5.87	73,753	5.81
IT consulting & other services	82,440	4.43	44,979	3.55
Oil & gas equipment services	75,426	4.06	60,245	4.75
Healthcare equipment	70,494	3.79	82,808	6.53
Specialty stores	68,386	3.68	33,034	2.60
Human resources & employment services	64,944	3.49	19,441	1.53
Pharmaceuticals	51,538	2.77	40,309	3.18
Leisure products	47,222	2.54	55,534	4.38
Other diversified financial services	41,888	2.25	38,479	3.03
Auto parts & equipment	33,061	1.78	1,000	0.08
Construction & engineering	32,577	1.75	46,334	3.65
Household products	29,677	1.60	29,738	2.34
Asset management & custody banks	29,500	1.59	—	—
Home improvement retail	28,726	1.54	28,415	2.24
Apparel, accessories & luxury goods	28,385	1.53	37,919	2.99
Airlines	24,475	1.32	—	—
Data processing & outsources services	23,200	1.25	—	—
Specialty chemicals	20,000	1.08	—	—
Food distributors	18,435	0.99	18,115	1.43
Research & consulting services	17,521	0.94	13,885	1.09
Industrial machinery	16,883	0.91	21,052	1.66
Air freight & logistics	16,693	0.90	18,903	1.49
Security & alarm services	13,124	0.71	—	—
Application software	12,879	0.69	—	—
Environmental & facilities services	8,755	0.47	21,026	1.66
Construction materials	7,170	0.39	6,951	0.55
Multi-sector holdings	4,091	0.20	2,759	0.21
Building products	735	0.04	748	0.06
Thrift & mortgage finance	208	0.01	—	—
Leisure facilities	43	0.00	29,651	2.34
Electronic equipment & instruments	—	—	36,163	2.85
Integrated telecommunication services	—	—	31,994	2.52
Restaurants	—	—	19,130	1.51
Distributors	—	—	19,115	1.51
Electronic manufacturing services	—	—	3,835	0.30
Movies & entertainment	—	—	200	0.02
Total	$1,859,651	100.00%	$1,268,489	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2013		September 30, 2012
Fair Value:
Healthcare services	$273,880	14.47%	$174,933	13.58%
Diversified support services	171,078	9.04	113,021	8.77
Education services	168,492	8.90	99,327	7.71
Advertising	154,777	8.18	54,125	4.20
Specialized finance	124,400	6.57	—	—
Internet software & services	114,077	6.03	79,220	6.15
IT consulting & other services	83,916	4.43	45,746	3.55
Oil & gas equipment services	76,454	4.04	62,087	4.82
Healthcare equipment	70,866	3.74	84,084	6.53
Specialty stores	69,024	3.65	34,106	2.65
Human resources & employment services	65,391	3.45	20,196	1.57
Pharmaceuticals	52,787	2.79	41,000	3.18
Leisure products	49,952	2.64	56,477	4.38
Other diversified financial services	41,954	2.22	39,288	3.05
Construction & engineering	40,919	2.16	50,003	3.88
Auto parts & equipment	36,004	1.90	1,550	0.12
Asset management & custody banks	29,500	1.56	—	—
Household products	29,264	1.55	29,880	2.32
Home improvement retail	28,677	1.51	28,263	2.19
Apparel, accessories & luxury goods	27,724	1.46	38,413	2.98
Airlines	24,475	1.29	—	—
Data processing & outsources services	23,295	1.23	—	—
Specialty chemicals	20,000	1.06	—	—
Food distributors	18,732	0.99	18,400	1.43
Industrial machinery	18,197	0.96	21,750	1.69
Research & consulting services	17,912	0.95	14,189	1.10
Air freight & logistics	14,063	0.74	15,931	1.24
Application software	13,500	0.71	—	—
Security & alarm services	13,104	0.69	—	—
Environmental & facilities services	8,113	0.43	12,175	0.95
Construction materials	7,297	0.39	7,200	0.56
Multi-sector holdings	4,158	0.21	2,760	0.22
Building products	735	0.04	750	0.06
Leisure facilities	190	0.01	30,359	2.36
Thrift & mortgage finance	139	0.01	—	—
Electronic equipment & instruments	—	—	36,265	2.82
Integrated telecommunication services	—	—	32,892	2.55
Distributors	—	—	20,153	1.56
Restaurants	—	—	19,468	1.51
Electronic manufacturing services	—	—	3,835	0.30
Movies & entertainment	—	—	262	0.02
Total	$1,893,046	100.00%	$1,288,108	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2013 and September 30, 2012, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2013 and September 30, 2012, no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Unconsolidated Significant Subsidiaries
In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its portfolio companies, if any, are considered "significant subsidiaries". After performing this analysis for all periods presented, the Company determined that HFG Holdings, LLC is a significant subsidiary for the year ended September 30, 2013 under Rule 4-08(g). As such, the Company must provide summary financial information as shown below:

Balance sheet items	September 30, 2013
Cash	$1,652
Loans receivable	298,906
Other assets	44,292
Total liabilities	323,351
Members' capital	21,499

Statement of operations items	For the period June 12, 2013 (date of acquisition) through September 30, 2013
Total income	$8,559
Total expenses, before interest expense due to the Company	6,851
Net income before interest expense due to the Company	1,708
Interest expense due to the Company	2,811
Net loss	(1,103)
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned.
As of September 30, 2013, the Company had structured $4.2 million in aggregate exit fees across six portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2013, 2012 and 2011:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Earnings per common share — basic:
Net increase in net assets resulting from operations	$101,821	$79,401	$30,207
Weighted average common shares outstanding — basic	110,270	79,570	64,057
Earnings per common share — basic	0.92	1.00	0.47
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$101,821	$79,401	$30,207
Adjustments for interest on convertible notes, base management fees, incentive fees and gain on extinguishment of convertible notes	4,079	5,855	2,124
Net increase in net assets resulting from operations, as adjusted	$105,900	$85,256	$32,331
Weighted average common shares outstanding — basic	110,270	79,570	64,057
Adjustments for dilutive effect of convertible notes	7,791	8,149	4,659
Weighted average common shares outstanding — diluted	118,061	87,719	68,716
Earnings per common share — diluted	$0.90	$0.97	$0.47
The following table reflects the distributions per share that the Board of Directors of the Company has declared and the Company paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2011 to September 30, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 10, 2011	January 13, 2012	January 31, 2012	$ 0.0958	$ 6.6 million	29,902	(1)	$ 0.3 million
November 10, 2011	February 15, 2012	February 29, 2012	0.0958	7.4 million	45,071		0.4 million
November 10, 2011	March 15, 2012	March 30, 2012	0.0958	7.5 million	41,807	(1)	0.4 million
February 7, 2012	April 13, 2012	April 30, 2012	0.0958	7.4 million	48,328	(1)	0.5 million
February 7, 2012	May 15, 2012	May 31, 2012	0.0958	7.4 million	47,877	(1)	0.5 million
February 7, 2012	June 15, 2012	June 29, 2012	0.0958	7.5 million	41,499		0.4 million
May 7, 2012	July 13, 2012	July 31, 2012	0.0958	7.4 million	49,217		0.5 million
May 7, 2012	August 15, 2012	August 31, 2012	0.0958	7.5 million	41,359		0.4 million
May 7, 2012	September 14, 2012	September 28, 2012	0.0958	8.3 million	43,952		0.5 million
August 6, 2012	October 15, 2012	October 31, 2012	0.0958	8.2 million	51,754		0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
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
As of September 30, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.

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
The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of September 30, 2013, the Company had $20.0 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $20.0 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.917% for the year ended September 30, 2013. For the years ended September 30, 2013, 2012 and 2011, the Company recorded interest expense of $3.1 million, $2.8 million, and $2.4 million, respectively, related to the Wells Fargo facility.

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
As of September 30, 2013, the ING facility permitted up to $480 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of September 30, 2013, the Company had $168.0 million of borrowings outstanding under the ING facility, which had a fair value of $168.0 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 3.141% for the year ended September 30, 2013. For the years ended September 30, 2013, 2012 and 2011 the Company recorded interest expense of $7.7 million, $5.7 million and $3.3 million, respectively, related to the ING facility.

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
As of September 30, 2013, the Sumitomo facility permitted up to $200 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2014 and the maturity date of the facility is September 16, 2018, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2013, the Company did not have any borrowings outstanding under the Sumitomo facility. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.066% for the year ended September 30, 2013. For the years ended September 30, 2013 and 2012, the Company recorded interest expense of $1.7 million and $1.2 million, respectively, related to the Sumitomo facility. For the year ended September 30, 2011, the Company did not record interest expense related to the Sumitomo facility.
As of September 30, 2013, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Interest expense for the years ended September 30, 2013, 2012 and 2011 was $33.5 million, $23.2 million and $15.1 million, respectively.
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

Accumulated PIK interest activity for the years ended September 30, 2013 and September 30, 2012 was as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
PIK balance at beginning of period	$18,431	$22,672
Gross PIK interest accrued	17,532	17,993
PIK income reserves(1)	(745)	(4,198)
PIK interest received in cash	(8,514)	(5,477)
Loan exits and other PIK adjustments	(2,769)	(12,559)
PIK balance at end of period	$23,935	$18,431
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of September 30, 2013, there were no investments on which the Company had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2012, the Company had stopped accruing PIK interest on one investment. As of September 30, 2011, the Company had stopped accruing cash interest, PIK interest and OID on four investments that had not paid all of their scheduled cash interest payments for the period ended September 30, 2011.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The percentages of the Company’s portfolio debt investments at cost and fair value by accrual status for the years ended September 30, 2013, 2012 and 2011 were as follows:

	September 30, 2013				September 30, 2012				September 30, 2011
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,779,201	100.00%	$1,793,463	100.00%	$1,217,393	99.26%	$1,237,961	99.74%	$1,098,434	96.54%	$1,091,857	99.29%
PIK non-accrual	—	—	—	—	9,096	0.74	3,236	0.26%	—	—	—	—
Cash non-accrual(1)	—	—	—	—	—	—	—	—	39,320	3.46	7,851	0.71
Total	$1,779,201	100.00%	$1,793,463	100.00%	$1,226,489	100.00%	$1,241,197	100.00%	$1,137,754	100.00%	$1,099,708	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company’s portfolio investments as of September 30, 2013, 2012 and 2011 was as follows:

	September 30, 2013	September 30, 2012	September 30, 2011
Coll Materials Group LLC(1)	—	PIK non-accrual	—
Lighting by Gregory, LLC(1)	—	—	Cash non-accrual
O’Currance, Inc.(1)	—	—	Cash non-accrual
Premier Trailer Leasing, Inc.(1)	—	—	Cash non-accrual
Repechage Investments Limited(1)	—	—	Cash non-accrual
  ___________________

(1)	The Company no longer holds this investment. See Note 9 for a discussion of the Company’s recent realization events.

Income non-accrual amounts for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year ended September 30, 2013 (1)	Year ended September 30, 2012	Year ended September 30, 2011
Cash interest income	$280	$3,068	$5,815
PIK interest income	745	4,198	851
OID income	—	96	105
Total	$1,025	$7,362	$6,771
 ___________________

(1)	Income non-accrual amounts for the year ended September 30, 2013 include amounts for investments that were no longer held at year end.
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
At September 30, 2013, the Company has net loss carryforwards of $107.4 million to offset net capital gains, to the extent provided by federal tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $95.6 million will not expire. During the year ended September 30, 2013, the Company realized capital losses from the sale of investments after October 31, 2012 and prior to year end (“post-October capital losses”) of $21.3 million, which for tax purposes are treated as arising on the first day of the following year.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2013.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Net increase in net assets resulting from operations	$101,821
Net unrealized appreciation	(13,397)
Book/tax difference due to loan fees	(12,069)
Book/tax difference due to organizational and deferred offering costs	(87)
Book/tax difference due to interest income on certain loans	424
Book/tax difference due to capital losses not recognized	26,529
Other book-tax differences	(2,181)

Taxable/Distributable Income(1)	$101,040

(1)
The Company’s taxable income for 2013 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2013. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2013, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital losses	(107,433)
Unrealized gains, net	32,393
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company’s Board of Directors has declared and the Company has paid the following distributions from inception to September 30, 2013:

Distribution Type	Date Declared	Record Date	Payment Date	Amount Per Share
Quarterly	5/1/2008	5/19/2008	6/3/2008	$0.30
Quarterly	8/6/2008	9/10/2008	9/26/2008	0.31
Quarterly	12/9/2008	12/19/2008	12/29/2008	0.32
Quarterly	12/9/2008	12/30/2008	1/29/2009	0.33
Special	12/18/2008	12/30/2008	1/29/2009	0.05
Quarterly	4/14/2009	5/26/2009	6/25/2009	0.25
Quarterly	8/3/2009	9/8/2009	9/25/2009	0.25
Quarterly	11/12/2009	12/10/2009	12/29/2009	0.27
Quarterly	1/12/2010	3/3/2010	3/30/2010	0.30
Quarterly	5/3/2010	5/20/2010	6/30/2010	0.32
Quarterly	8/2/2010	9/1/2010	9/29/2010	0.10
Monthly	8/2/2010	10/6/2010	10/27/2010	0.10
Monthly	8/2/2010	11/3/2010	11/24/2010	0.11
Monthly	8/2/2010	12/1/2010	12/29/2010	0.11
Monthly	11/30/2010	1/4/2011	1/31/2011	0.1066
Monthly	11/30/2010	2/1/2011	2/28/2011	0.1066
Monthly	11/30/2010	3/1/2011	3/31/2011	0.1066
Monthly	1/30/2011	4/1/2011	4/29/2011	0.1066
Monthly	1/30/2011	5/2/2011	5/31/2011	0.1066
Monthly	1/30/2011	6/1/2011	6/30/2011	0.1066
Monthly	5/2/2011	7/1/2011	7/29/2011	0.1066
Monthly	5/2/2011	8/1/2011	8/31/2011	0.1066
Monthly	5/2/2011	9/1/2011	9/30/2011	0.1066
Monthly	8/1/2011	10/14/2011	10/31/2011	0.1066
Monthly	8/1/2011	11/15/2011	11/30/2011	0.1066
Monthly	8/1/2011	12/13/2011	12/23/2011	0.1066
Monthly	11/10/2011	1/13/2012	1/31/2012	0.0958
Monthly	11/10/2011	2/15/2012	2/29/2012	0.0958
Monthly	11/10/2011	3/15/2012	3/30/2012	0.0958
Monthly	2/7/2012	4/13/2012	4/30/2012	0.0958
Monthly	2/7/2012	5/15/2012	5/31/2012	0.0958
Monthly	2/7/2012	6/15/2012	6/29/2012	0.0958
Monthly	5/7/2012	7/13/2012	7/31/2012	0.0958
Monthly	5/7/2012	8/15/2012	8/31/2012	0.0958
Monthly	5/7/2012	9/14/2012	9/28/2012	0.0958
Monthly	8/6/2012	10/15/2012	10/31/2012	0.0958
Monthly	8/6/2012	11/15/2012	11/30/2012	0.0958
Monthly	8/6/2012	12/14/2012	12/28/2012	0.0958
Monthly	8/6/2012	1/15/2013	1/31/2013	0.0958
Monthly	8/6/2012	2/15/2013	2/28/2013	0.0958
Monthly	1/14/2013	3/15/2013	3/29/2013	0.0958
Monthly	1/14/2013	4/15/2013	4/30/2013	0.0958
Monthly	1/14/2013	5/15/2013	5/31/2013	0.0958
Monthly	5/6/2013	6/14/2013	6/28/2013	0.0958
Monthly	5/6/2013	7/15/2013	7/31/2013	0.0958
Monthly	5/6/2013	8/15/2013	8/30/2013	0.0958
Monthly	8/5/2013	9/13/2013	9/30/2013	0.0958

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
During the year ended September 30, 2013, the Company recorded investment realization events, including the following:

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

•
In July 2013, the Company received a cash payment of $9.1 million from U.S. Collections, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In July 2013, the Company received a cash payment of $9.9 million from Ikaria Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In July 2013, the Company received a cash payment of $5.5 million from Miche Bag, LLC in full satisfaction of all obligations related to the Term Loan A under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
In July 2013, the Company received a cash payment of $43.9 million from Tegra Medical, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In July 2013, the Company received a cash payment of $27.0 million from MX USA, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2013, the Company restructured its investment in Eagle Hospital Physicians, Inc. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in the successor entity, Eagle Hospital Physicians, LLC, and recorded a realized loss in the amount of $9.8 million on this transaction;

•
In August 2013, the Company received a cash payment of $43.5 million from InvestRx Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2013, the Company received a cash payment of $43.1 million from Titan Fitness, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the year ended September 30, 2013, the Company received cash payments of $59.9 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.4 million.

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

•
In September 2012, the Company received total consideration of $0.6 million in connection with the exit of its investment in Repechage Investments Limited. The investment was exited below par and the Company recorded a realized loss in the amount of $3.6 million on this transaction; and

•
In September 2012, the Company received a total consideration of $1.8 million in connection with the sale of its Rail Acquisition Corp. term loan investment. The debt investment was exited below par and the Company recorded a realized loss in the amount of $13.9 million on this transaction. The proceeds related to this sale had not yet been received as of September 30, 2012 and were recorded as receivables from unsettled transactions in the Consolidated Statement of Assets and Liabilities.

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

During the years ended September 30, 2013, 2012 and 2011, the Company recorded net unrealized appreciation (depreciation) of $13.4 million, $56.0 million and ($6.5 million), respectively. For the year ended September 30, 2013, the Company’s net unrealized appreciation consisted of $16.4 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments.
For the year ended September 30, 2012, the Company’s net unrealized appreciation consisted of $66.6 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments.
For the year ended September 30, 2011, the Company’s net unrealized depreciation consisted of $34.6 million of net unrealized depreciation on debt investments, offset by $25.6 million of net reclassifications to realized losses on investments and interest rate swaps (resulting in unrealized appreciation) and $2.5 million of net unrealized appreciation on equity investments.
Note 10. Concentration of Credit Risks

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
For the year ended September 30, 2013, the Investment Adviser voluntarily waived the portion of the base management fee attributable to certain new investments, which resulted in aggregate waivers of $2.3 million.
For the years ended September 30, 2013, 2012 and 2011, base management fees (net of waivers) were $33.4 million, $23.8 million and $19.7 million, respectively. At September 30, 2013 and September 30, 2012, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amounts of $9.6 million and $6.6 million, respectively, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
For the years ended September 30, 2013, 2012 and 2011, incentive fees were $28.2 million, $22.0 million and $16.8 million, respectively. At September 30, 2013 and September 30, 2012, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amounts of $7.2 million and $5.6 million, respectively, reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
For the year ended September 30, 2013, the Company accrued administrative expenses of $4.3 million, including $2.3 million of general and administrative expenses, which are due to FSC, Inc. At September 30, 2013, $0.8 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities. For the year ended September 30, 2013, the Company accrued administrative expenses of $4.1 million, including $2.1 million of general and administrative expenses, which were due to FSC, Inc.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Net asset value at beginning of period	$9.92	$10.07	$10.43	$10.84	$13.02
Net investment income	1.04	1.11	1.05	0.95	1.27
Net unrealized appreciation (depreciation) on investments and interest rate swap	0.12	0.70	(0.10)	(0.04)	(0.44)
Net realized loss on investments and interest rate swap	(0.24)	(0.81)	(0.47)	(0.42)	(0.58)
Distributions of ordinary income	(0.90)	(1.04)	(1.20)	(0.96)	(1.19)
Tax return of capital	(0.25)	(0.14)	(0.06)	—	(0.01)
Net issuance of common stock	0.16	0.03	0.42	0.06	(1.23)
Net asset value at end of period	$9.85	$9.92	$10.07	$10.43	$10.84
Per share market value at beginning of period	$10.98	$9.32	$11.14	$10.93	$10.05
Per share market value at end of period	$10.29	$10.98	$9.32	$11.14	$10.93
Total return(1)	4.89%	32.59%	(6.76)%	11.22%	26.86%
Common shares outstanding at beginning of period	91,048	72,376	54,550	37,879	22,614
Common shares outstanding at end of period	139,041	91,048	72,376	54,550	37,879
Net assets at beginning of period	$903,570	$728,627	$569,172	$410,556	$294,336
Net assets at end of period	$1,368,872	$903,570	$728,627	$569,172	$410,556
Average net assets(2)	$1,095,225	$790,921	$677,354	$479,004	$291,401
Ratio of net investment income to average net assets	10.50%	11.13%	9.91%	8.98%	10.76%
Ratio of total expenses to average net assets(3)	9.74%	9.95%	8.79%	5.74%	6.34%
Ratio of portfolio turnover to average investments at fair value	38.22%	29.74%	7.26%	2.24%	—%
Weighted average outstanding debt(4)	$597,596	$421,366	$247,549	$22,592	$5,019
Average debt per share	$5.42	$5.30	$3.86	$0.50	$0.20
 __________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's dividend reinvestment plan.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	The ratio of total expenses to average net assets excluding voluntary fee waivers would be 9.95% for the year ended September 30, 2013.
(4)	Calculated based upon the weighted average of loans payable for the period.

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
As of September 30, 2013, the Company was no longer party to any interest rate swap agreements.
Note 14. Convertible Notes
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at September 30, 2013 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the years ended September 30, 2013, 2012 and 2011, the Company recorded interest expense of $6.8 million, $7.1 million, and $4.1 million, respectively, related to the Convertible Notes.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the year ended September 30, 2013. During the year ended September 30, 2012, the Company repurchased $20.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.6 million.
As of September 30, 2013, there were $115.0 million Convertible Notes outstanding, which had a fair value of $122.3 million.
Note 15. Unsecured Notes
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2013, the Company did not repurchase any of the 2024 Notes in the open market.
For the year ended September 30, 2013, the Company recorded interest expense of $4.4 million related to the 2024 Notes.
As of September 30, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $72.9 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the year ended September 30, 2013, the Company did not repurchase any of the 2028 Notes in the open market.
For the year ended September 30, 2013, the Company recorded interest expense of $2.7 million related to the 2028 Notes.
As of September 30, 2013, there were $86.3 million 2028 Notes outstanding, which had a fair value of $78.1 million.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2013.

Schedule 12-14
Fifth Street Finance Corp.
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2013

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2013
Control Investments
Coll Materials Group LLC
Second Lien Term Loan A, 12% cash due 11/1/2014	230	1,238	—	(1,238)	—
Second Lien Term Loan B, 14% PIK due 11/1/2014	58	1,999	—	(1,999)	—
50% interest in CD HOLDCO, LLC	—	—	—	—	—
Traffic Solutions Holdings, Inc. (formerly Statewide Holdings, Inc.)
First Lien Term Loan A, L+8.5% (1.25% floor) cash due 8/10/2015	1,326	15,023	524	(15,547)	—
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	2,283	14,068	607	(176)	14,499
First Lien Revolver, L+8.5% (1.25% floor) cash due 8/10/2015	35	—	146	(146)	—
LC Facility, 8.5% cash due 12/31/2016	341	—	14	(14)	—
746,114 Series A Preferred Units	778	14,377	1,514	—	15,891
746,114 Common Stock Units	—	6,535	4,920	(926)	10,529
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	655	—	13,666	(142)	13,524
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC	—	—	3,033	(2,494)	539
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	5,837	—	96,297	(3,000)	93,297
860,000 Class A Units	—	—	22,347	(1)	22,346
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	874	—	19,742	(531)	19,211
5,264,207 Common Units	—	—	5,264	—	5,264
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	150	—	11,150	(1)	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016	41	—	3,050	—	3,050
First Lien Revolver, 8% cash due 8/1/2016	41	—	—	—	—
4,100,000 Class A Common Units	—	—	6,203	—	6,203
Total Control Investments	$12,649	$53,240	$188,477	$(26,215)	$215,502
Affiliate Investments
Caregiver Services, Inc.
1,080,399 shares of Series A Preferred Stock	—	2,924	350	(18)	3,256
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	438	4,268	112	(1,108)	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,806	23,995	1,415	(93)	25,317
4,668,788 shares of Preferred Stock	—	—	87	—	87
Total Affiliate Investments	$4,244	$31,187	$1,964	$(1,219)	$31,932
Total Control & Affiliate Investments	$16,893	$84,427	$190,441	$(27,434)	$247,434

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

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
Year ended September 30, 2012

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
Statewide Holdings, Inc.
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
_____________________

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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of September 30, 2013 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2013.
(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	135

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.3
Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit(a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4
Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit(a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.5
Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.6
Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2
Indenture, dated April 12, 2011, relating to the 5.375% Convertible Notes due 2016, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.3	Form of 5.375% Convertible Notes due 2016 (Incorporated by reference to Exhibit 4.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on April 12, 2011).

4.4
Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit(d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.5
Form of First Supplemental Indenture relating to the 5.875% Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 5.875% Notes due 2024) (Incorporated by reference to Exhibit (d)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on October 18, 2012).

4.6
Form of Second Supplemental Indenture relating to the 6.125% Notes due 2028, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 6.125% Notes due 2028) (Incorporated by reference to Exhibit (d)(7) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

10.1
Second Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.2
Amended and Restated Administration Agreement by and between Registrant and FSC, Inc. (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 4, 2011).

10.3
Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit(k)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.4	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit(10.1) filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.6
Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.7 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.7
Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.8
Pledge Agreement by and between Registrant and Wells Fargo Bank, N.A., dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.8 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.9
Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, N.A., dated as of May 26, 2010 (Incorporated by reference to Exhibit(k)(6) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.10
Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A., dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 2, 2010).

10.11
Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011. (Incorporated by reference to Exhibit(k)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.12
Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.13
Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on April 25, 2012).

10.14
Amendment No. 6 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on June 24, 2013).

10.15
Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit(k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.16
Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance, LLC, Morgan Stanley Bank, N.A., Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.17
Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit(k)(10) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.18
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on July 14, 2011).

10.19
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Key Equipment Finance, Inc. and UBS Loan Finance LLC, dated as of November 29, 2011 (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.2
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of February 29, 2012 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on March 2, 2012).

10.21
Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of November 30, 2012 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on December 4, 2012).

10.22
Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of August 6, 2013 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 7, 2013).

10.23
Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of September 13, 2013 (Incorporated by reference to Exhibit(k)(20) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

10.24
Form of Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Increasing/Assuming Lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.25
Waiver Letter among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada and Key Equipment Finance, Inc., dated as of August 3, 2011 (Incorporated by reference to Exhibit 10.17 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.26
Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.27
Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on May 8, 2012).

10.28
Amendment No. 2 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of October 30, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.29
Purchase and Sale Agreement by and between Registrant and Fifth Street Funding II, LLC, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.19 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

14.1
Joint Code of Ethics of the Registrant and Fifth Street Senior Floating Rate Corp. (Incorporated by reference to Exhibit(r)(1) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

14.2	Code of Ethics of Fifth Street Management LLC (Incorporated by reference to Exhibit(r)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-159720) filed on June 4, 2009).

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
Date: November 25, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chairman and Chief Executive Officer (principal executive officer)	November 25, 2013

/s/ ALEXANDER C. FRANK Alexander C. Frank	Chief Financial Officer (principal financial officer and principal accounting officer)	November 25, 2013

/s/ BERNARD D. BERMAN Bernard D. Berman	President and Secretary	November 25, 2013

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 25, 2013

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 25, 2013

/s/ BYRON J. HANEY Byron J. Haney	Director	November 25, 2013

/s/ FRANK C. MEYER Frank C. Meyer	Director	November 25, 2013

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 25, 2013