Form 10-Q
period 2013-12-31
Fifth Street Finance Corp.
filed 2014-02-06
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 139,137,757 shares of common stock outstanding as of February 5, 2014.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Investments at fair value:
Control investments (cost December 31, 2013: $231,291; cost September 30, 2013: $207,518)	$239,695	$215,502
Affiliate investments (cost December 31, 2013: $38,803; cost September 30, 2013: $29,807)	41,712	31,932
Non-control/Non-affiliate investments (cost December 31, 2013: $2,078,941; cost September 30, 2013: $1,622,326)	2,095,305	1,645,612
Total investments at fair value (cost December 31, 2013: $2,349,035; cost September 30, 2013: $1,859,651)	2,376,712	1,893,046
Cash and cash equivalents	42,600	147,359
Interest and fees receivable	11,782	10,379
Due from portfolio company	3,094	1,814
Deferred financing costs	19,575	19,548
Other assets	720	187
Total assets	$2,454,483	$2,072,333

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,030	$1,166
Base management fee payable	12,059	9,625
Incentive fee payable	9,054	7,175
Due to FSC, Inc.	2,133	840
Interest payable	7,011	2,939
Payables from unsettled transactions	—	35,716
Credit facilities payable	564,228	188,000
SBA debentures payable	210,750	181,750
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	161,250	161,250
Total liabilities	1,084,515	703,461
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 139,138 and 139,041 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	1,391	1,390
Additional paid-in-capital	1,510,548	1,509,546
Net unrealized appreciation on investments	27,677	33,395
Net realized loss on investments and interest rate swap	(151,385)	(154,591)
Accumulated overdistributed net investment income	(18,263)	(20,868)
Total net assets (equivalent to $9.85 per common share at December 31, 2013 and September 30, 2013) (Note 12)	1,369,968	1,368,872
Total liabilities and net assets	$2,454,483	$2,072,333

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2013	Three months ended December 31, 2012
Interest income:
Control investments	$2,419	$882
Affiliate investments	766	584
Non-control/Non-affiliate investments	45,296	33,454
Interest on cash and cash equivalents	3	3
Total interest income	48,484	34,923
PIK interest income:
Control investments	2,408	108
Affiliate investments	335	456
Non-control/Non-affiliate investments	2,870	3,156
Total PIK interest income	5,613	3,720
Fee income:
Control investments	567	99
Affiliate investments	170	12
Non-control/Non-affiliate investments	16,401	12,683
Total fee income	17,138	12,794
Dividend and other income:
Non-control/Non-affiliate investments	96	346
Total dividend and other income	96	346
Total investment income	71,331	51,783
Expenses:
Base management fee	12,059	8,046
Incentive fee	9,054	6,639
Professional fees	1,025	1,188
Board of Directors fees	155	129
Interest expense	10,213	7,156
Administrator expense	853	930
General and administrative expenses	1,754	1,139
Total expenses	35,113	25,227
Net investment income	36,218	26,556
Unrealized appreciation (depreciation) on investments:
Control investments	420	(1,222)
Affiliate investments	783	(156)
Non-control/Non-affiliate investments	(6,921)	(7,961)
Net unrealized depreciation on investments	(5,718)	(9,339)
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	3,206	626
Net realized gain on investments	3,206	626
Net increase in net assets resulting from operations	$33,706	$17,843
Net investment income per common share — basic	$0.26	$0.28
Earnings per common share — basic	$0.24	$0.19
Weighted average common shares outstanding — basic	139,126	94,889
Net investment income per common share — diluted	$0.26	$0.27
Earnings per common share — diluted	$0.24	$0.19
Weighted average common shares outstanding — diluted	146,916	102,679
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2013	Three months ended December 31, 2012
Operations:
Net investment income	$36,218	$26,556
Net unrealized depreciation on investments	(5,718)	(9,339)
Net realized gain on investments	3,206	626
Net increase in net assets resulting from operations	33,706	17,843
Stockholder transactions:
Distributions to stockholders from ordinary income	(33,613)	(27,593)
Net decrease in net assets from stockholder transactions	(33,613)	(27,593)
Capital share transactions:
Issuance of common stock, net	—	151,334
Issuance of common stock under dividend reinvestment plan	3,411	1,725
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment plan	(2,002)	—
Net increase in net assets from capital share transactions	1,003	153,059
Total increase in net assets	1,096	143,309
Net assets at beginning of period	1,368,872	903,570
Net assets at end of period	$1,369,968	$1,046,879
Net asset value per common share	$9.85	$9.88
Common shares outstanding at end of period	139,138	105,943
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2013	Three months ended December 31, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,706	$17,843
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized depreciation on investments	5,718	9,339
Net realized gains on investments	(3,206)	(626)
PIK interest income	(5,613)	(3,720)
Recognition of fee income	(17,138)	(12,794)
Accretion of original issue discount on investments	(164)	(132)
Amortization of deferred financing costs	1,405	1,275
Changes in operating assets and liabilities:
Fee income received	16,920	10,862
Increase in interest and fees receivable	(1,342)	(635)
(Increase) decrease in due from portfolio company	(1,280)	1,608
Decrease in receivables from unsettled transactions	—	1,500
Increase in other assets	(135)	(89)
Increase in accounts payable, accrued expenses and other liabilities	1,982	400
Increase (decrease) in base management fee payable	2,435	(5,025)
Increase (decrease) in incentive fee payable	1,879	(4,349)
Increase (decrease) in due to FSC, Inc.	1,293	(867)
Increase in interest payable	4,072	877
Decrease in payables from unsettled transactions	(35,716)	—
Purchases of investments and net revolver activity, net of syndications	(650,118)	(398,808)
Principal payments received on investments (scheduled payments)	10,346	12,630
Principal payments received on investments (payoffs)	43,746	56,250
PIK interest income received in cash	4,226	313
Proceeds from the sale of investments	111,556	34,051
Net cash used by operating activities	(475,428)	(280,097)
Cash flows from financing activities:
Distributions paid in cash	(30,202)	(25,868)
Borrowings under SBA debentures payable	29,000	31,750
Borrowings under credit facilities	475,057	323,000
Repayments of borrowings under credit facilities	(98,829)	(306,251)
Proceeds from the issuance of unsecured notes	—	72,465
Proceeds from the issuance of common stock	—	151,668
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment plan	(2,002)	—
Deferred financing costs paid	(1,432)	(3,125)
Offering costs paid	(517)	(497)
Net cash provided by financing activities	370,669	243,142
Net decrease in cash and cash equivalents	(104,759)	(36,955)
Cash and cash equivalents, beginning of period	147,359	74,393
Cash and cash equivalents, end of period	$42,600	$37,438
Supplemental information:
Cash paid for interest	$4,834	$5,107
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$3,411	$1,725

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,606	$14,597	$14,635
LC Facility, 8.5% cash due 12/31/2016 (10)			(3)	—
746,114 Series A Preferred Units			13,193	16,297
746,114 Class A Common Stock Units			5,316	10,589
			33,103	41,521
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		14,154	14,154	14,021
First Lien Revolver, 8% cash due 5/31/2016		—	—	—
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			4,117	685
			18,271	14,706
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		94,087	94,087	94,187
860,000 Class A Units (12)			22,347	22,782
			116,434	116,969
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		33,862	33,862	33,900
10,104,401 Common Units			10,104	11,057
			43,966	44,957
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,379	11,379	11,344
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,105	3,105	3,103
First Lien Revolver, 8% cash due 8/1/2016		933	933	932
4,100,000 Class A Common Units			4,100	6,163
			19,517	21,542
Total Control Investments (17.5% of net assets)			$231,291	$239,695
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,007	$9,007	$9,015
1,080,399 shares of Series A Preferred Stock			1,080	3,569
			10,087	12,584
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016		2,873	2,873	2,947
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		25,843	25,843	25,665
4,668,788 Shares of Preferred Stock			—	516
			28,716	29,128
Total Affiliate Investments (3.0% of net assets)			$38,803	$41,712
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$215
			43	215
Thermoforming Technology Group LLC (formerly Capital Equipment Group, Inc.)	Industrial machinery
2.28% membership interest			849	849
			849	849
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		$4,164	4,162	4,076
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		10,791	10,791	10,790
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,282
			17,219	17,148
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		33,200	33,177	33,239
414,419 Common Units (6)			598	1,303
			33,775	34,542
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (6)(12)			436	427
			436	427
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			713	654
			713	654
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015		5,998	5,956	6,060
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015		9,461	9,408	9,547
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)			(11)	—
			15,353	15,607
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015		11,500	11,416	11,497
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015		16,014	15,930	16,021
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015		500	470	500
			27,816	28,018
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015		3,139	3,035	3,138
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015		11,000	10,899	10,995
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015		2,000	1,963	2,003
			15,897	16,136
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,277
			3,393	7,277
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015		17,666	16,543	17,409
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (10)			(29)	—
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	40
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	—
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			19,150	17,449
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			361	263
			361	263
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018		38,317	38,189	38,605
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 6/27/2018		15,792	15,712	15,767
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)			(38)	—
			53,863	54,372
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		11,433	11,293	11,434
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)			(16)	—
			11,277	11,434
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	507
			265	507
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016		5,196	5,122	5,119
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,821	21,556	21,001
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016		3,000	2,930	3,000
			29,608	29,120
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017		35,328	34,926	34,727
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/31/2014			—	—
			34,926	34,727
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+9% (1.75% floor) cash due 12/31/2016		9,900	9,900	9,919
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 12/31/2016		38,800	38,470	38,745
			48,370	48,664
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018		23,846	23,704	23,928
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 9/30/2018		33,023	32,752	33,131
First Lien Term Loan C, 12% cash due 12/31/2014		7,757	7,757	7,757
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018		4,400	4,341	4,400
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
500.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	889
			69,859	70,105
GSE Environmental, Inc. (9)	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016		3,780	3,730	3,175
			3,730	3,175
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (12)			649	743
			649	743
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016		28,534	28,458	28,840
Subordinated Term Loan, 11.75% cash 2% PIK due 10/10/2017		12,036	11,986	11,999
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016		1,067	1,030	1,067
			41,474	41,906
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9.75% cash due 11/4/2018		20,568	20,481	20,568
First Lien Revolver, LIBOR+6% cash due 11/4/2018		600	580	600
			21,061	21,168
Milestone Partners IV, LP	Multi-sector holdings
0.86% limited partnership interest (6)(12)			709	772
			709	772
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017		13,517	13,445	13,599
			13,445	13,599
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,382	29,215	29,655
317,282.97 Class A Units			317	428
			29,532	30,083
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			641	559
			641	559
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.25% floor) cash due 9/7/2016		12,366	12,303	12,373
			12,303	12,373
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,509	16,428	16,694
264.37 Class A Preferred Units			115	115
2,954.87 Class A Common Units (6)			36	359
			16,579	17,168
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016		7,986	7,909	8,058
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016		250	239	250
			8,148	8,308
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016		8,663	8,663	8,663
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		13,039	12,961	13,163
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016			—	—
500,000 Preferred units (6)			261	282
500,000 Class A Common Units			25	651
			21,910	22,759
ACON Equity Partners III, LP	Multi-sector holdings
0.15% limited partnership interest (6)(12)			336	151
			336	151
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		26,947	26,770	27,753
			26,770	27,753
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			418	354
			418	354
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		10,537	10,451	10,701
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,947	7,111
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(39)	—
			17,359	17,812
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		9,242	9,171	9,341
			9,171	9,341
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,420	14,605
17,391 Shares of Series A-1 Preferred Stock			313	393
17,391 Shares of Common Stock			187	11
			14,920	15,009
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,220	5,192	5,212
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017 (10)			(6)	—
500 Series A Preferred Shares			499	553
50,000 Common Shares			1	—
			5,686	5,765
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		10,320	10,261	10,328
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(6)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	323
			10,505	10,651
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,100
			17,000	17,100
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017		27,000	26,986	27,440
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)			(3)	—
75,000 Class A Common Units of IDS Investments, LLC			750	946
			27,733	28,386
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017		18,100	18,082	18,186
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017		12,000	11,993	12,025
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)			(6)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,451
			31,569	33,662
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017		8,891	8,891	8,887
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,907	17,907	17,949
			26,798	26,836
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,876	18,876	19,046
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	515
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,626	19,561
Olson + Co., Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017		13,853	13,853	13,854
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017			—	—
			13,853	13,854
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			211	211
			211	211
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019		25,000	25,000	25,371
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017			—	—
			25,000	25,371
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019		25,000	25,000	25,178
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017		233	233	233
			25,233	25,411
Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,717	30,717	31,073
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,809
			32,217	32,882
SumTotal Systems, LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019		20,000	20,000	20,002
			20,000	20,002
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,201	14,201	14,572
20,000 Common Shares in MCP CPS Group Holdings, Inc. (6)			2,000	2,319
			16,201	16,891
Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017		21,477	21,450	21,562
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017		11,333	11,320	11,379
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017 (10)			(6)	—
			32,764	32,941
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018		7,124	7,124	7,163
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,038	5,038	5,063
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017		713	712	713
4,950,000 Preferred Units in GRG Holdings, LP			495	378
50,000 Common Units in GRG Holdings, LP			5	—
			13,374	13,317
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017		59,850	59,822	60,346
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017		27,902	27,889	28,019
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017		1,000	996	1,000
			88,707	89,365
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,664	12,664	12,652
500 Class A Common Units in Omniplex Holdings Corp.			500	542
			13,164	13,194
Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,827	15,827	16,073
			15,827	16,073
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019		21,500	21,500	21,920
			21,500	21,920
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019		7,000	7,000	7,047
			7,000	7,047
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		91,989	91,981	92,068
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018			—	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			2,000	1,271
			93,981	93,339
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		10,126	10,126	10,329
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	388
			10,626	10,717
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		11,232	11,232	11,196
			11,232	11,196
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 12/26/2018		9,925	9,925	9,956
			9,925	9,956
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			460	501
			460	501
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015		9,429	9,429	9,427
			9,429	9,427
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)			(583)	—
			(583)	—
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018		24,000	24,000	24,412
			24,000	24,412
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019		10,475	10,437	10,551
			10,437	10,551
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018		15,000	15,000	15,069
			15,000	15,069

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018		94,416	94,404	94,829
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018		4,000	3,999	4,000
			98,403	98,829
Joerns Healthcare, LLC	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018		20,000	20,000	19,846
			20,000	19,846
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			208	127
			208	127
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (11)(12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,583
			13,250	13,583
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019		8,750	8,750	8,813
			8,750	8,813
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016		1,650	1,648	1,650
			1,648	1,650
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019		9,943	9,943	10,035
			9,943	10,035
Personable Holdings, Inc.	Other diversified financial services
First Lien Term Loan, LIBOR+6% (1.25% floor) cash due 5/16/2018		10,969	10,969	10,980
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 5/16/2018			—	—
			10,969	10,980
Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6% (1.25% floor) cash due 7/3/2018		9,750	9,750	9,751
Second Lien Term Loan, LIBOR+9.75% (1.25% floor) cash due 7/3/2019		8,000	8,000	7,983
			17,750	17,734
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019		13,500	13,500	13,498
			13,500	13,498
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020		32,000	32,000	32,003
50,000 Common Units in AB Group Holdings, LP			500	458
			32,500	32,461
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		12,500	12,500	12,509
			12,500	12,509
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018		33,700	33,674	33,700
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018		1,703	1,697	1,703
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018		385	379	385
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,000
			36,750	36,788
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018			—	—
			—	—
CT Technologies Intermediate Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/4/2020		12,000	12,000	12,000
			12,000	12,000
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018		45,000	44,967	45,000
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)			(4)	—
2,000,000 Common Units in T5 Investment Vehicle, LLC			2,000	2,000
			46,963	47,000
Epic Health Services, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/16/2019		30,000	30,000	30,000
			30,000	30,000
Kason Corporation	Industrial machinery
Subordinated Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,620	5,620	5,620
450 Class A Preferred Units in Kason Investment, LLC			450	450
5,000 Class A Common Units in Kason Investment, LLC			50	50
			6,120	6,120
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018		75,000	74,978	75,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (10)			(3)	—
First Lien Delayed Draw Term Loan, LIBOR+7.5% (1% floor) cash due 4/30/2015 (10)			(50)	—
			74,925	75,000
SPC Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (12)			277	277
			277	277
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020		24,000	24,000	24,000
			24,000	24,000
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		32,044	32,044	32,044
2,500,000 Class A Common Units in Vandelay Industries, LP			2,500	2,500
			34,544	34,544
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020		5,000	5,000	5,000
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021		8,000	8,000	8,000
			13,000	13,000
Renaissance Learning, Inc.	Education services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 5/13/2021		16,000	16,000	16,000
			16,000	16,000
SugarSync, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (0.5% floor) cash due 11/18/2016		6,500	6,500	6,500
			6,500	6,500
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021		13,600	13,600	13,600
			13,600	13,600
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018		21,000	20,962	21,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)			(4)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,000
			21,958	22,000
See notes to Consolidated Financial Statements

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Med-Data, Incorporated	Diversified support services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 11/22/2018		55,000	54,962	55,000
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 11/22/2018 (10)			(4)	—
			54,958	55,000
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018		50,750	50,713	50,750
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (10)			(5)	—
			50,708	50,750
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)(12)			—	—
			—	—
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Subordinated Term Loan, 10% cash 2% PIK due 6/23/2019		12,006	12,006	12,006
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,000
			15,006	15,006
Lift Brands, Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019		80,000	79,926	80,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)			(18)	—
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,000
			81,908	82,000
Tailwind Capital Partners II, LP	Multi-sector holdings
0.3% limited partnership interest (11)(12)			—	—
			—	—

Total Non-Control/Non-Affiliate Investments (152.9% of net assets)			$2,078,941	$2,095,305
Total Portfolio Investments (173.5% of net assets)			$2,349,035	$2,376,712

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2013
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Olson + Co., Inc.	December 13, 2013	+ 0.25% on Term Loan & Revolver		Per loan amendment
Phoenix Brands Merger Sub LLC	November 21, 2013	+ 2.75% on Senior Term Loan, Revolver and Subordinated Term Loan		Per loan agreement
GSE Environmental, Inc.	November 1, 2013	+ 2.5% on Term Loan		Per loan amendment
TransTrade Operators, Inc.	October 1, 2013	- 11.0% on Term Loan	+ 11.0% on Term Loan	Per loan amendment
HealthDrive Corporation	October 1, 2013	- 4.0% on Term Loan A - 6.0% on Term Loan B	+ 6.0% on Term Loan A + 7.0% on Term Loan B	Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole or in part.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,494	$14,480	$14,499
LC Facility, 8.5% cash due 12/31/2016 (10)			(5)	—
746,114 Series A Preferred Units			12,786	15,891
746,114 Class A Common Stock Units			5,316	10,529
			32,577	40,919
TransTrade Operators, Inc.	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		13,660	13,660	13,524
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			3,033	539
			16,693	14,063
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		93,135	93,135	93,297
860,000 Class A Units (12)			22,347	22,346
			115,482	115,643
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		19,211	19,211	19,211
5,264,207 Common Units			5,264	5,264
			24,475	24,475
Eagle Hospital Physicians, LLC (13)	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,150	11,150	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,041	3,041	3,050
First Lien Revolver, 8% cash due 8/1/2016			—	—
4,100,000 Class A Common Units			4,100	6,203
			18,291	20,402
Total Control Investments (15.7% of net assets)			$207,518	$215,502
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,256
			1,080	3,256
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016		$3,223	3,219	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		25,515	25,508	25,317
4,668,788 Shares of Preferred Stock			—	87
			28,727	28,676
Total Affiliate Investments (2.3% of net assets)			$29,807	$31,932
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 12/27/2015		$4,007	4,007	4,003
33,786 shares of Common Stock			345	1,206
			4,352	5,209
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,200	7,170	7,297
			7,170	7,297
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		4,151	4,148	4,213
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		10,573	10,573	10,497
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,266
			16,987	16,976

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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.15% limited partnership interest (6)(12)			$329	$361
			329	361
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		$26,741	26,553	27,445
			26,553	27,445
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			288	239
			288	239
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017		10,718	10,622	10,834
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,941	7,078
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)			(42)	—
			17,521	17,912
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		9,551	9,476	9,791
			9,476	9,791
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,415	14,503
17,391 Shares of Series A-1 Preferred Stock			313	174
17,391 Shares of Common Stock			187	—
			14,915	14,677
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017		5,315	5,285	5,311
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017 (10)			(7)	—
500 Series A Preferred Shares			500	534
50,000 Common Shares			1	—
			5,779	5,845
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017		10,593	10,529	10,580
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)			(6)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	334
			10,773	10,914
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019		17,000	17,000	17,288
			17,000	17,288

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Phoenix Brands Merger Sub LLC	July 31, 2013	+ 2.25% on Senior Term Loan + 2.25% on Revolver + 0.75% on Subordinated Term Loan		Per loan agreement
GSE Environmental, Inc.	July 30, 2013	+ 2.0% on Term Loan		Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment
Capital Equipment Group, Inc.	November 30, 2012		- 1.25% on Term Loan	Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	- 2.0% on Term Loan A - 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)	Eagle Hospital Physicians, LLC, is the successor entity to Eagle Hospital Physicians, Inc. and was formed as part of the restructuring process.

(14)
Prior to fiscal year end, the Company closed on a $33.4 million incremental investment in Refac Optical Group that had not yet settled as of September 30, 2013. As such, this amount was recorded in "Payables from unsettled transactions" in the Statement of Assets and Liabilities.

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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that occurred from inception through December 31, 2013:

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
_______________________
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
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $123.4 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of December 31, 2013, FSMP V had $37.5 million in regulatory capital and $60.8 million in SBA-guaranteed debentures outstanding ($29.0 million of which do not yet have a locked interest rate), which had a fair value of $40.3 million. In March 2013, the SBA fixed the interest rate on such SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of rate locked SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.355% as of December 31, 2013.
For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $1.9 million and $1.6 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company’s portfolio investments are not consolidated in the Company’s Consolidated Financial Statements.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.38 billion and $1.89 billion at December 31, 2013 and September 30, 2013, respectively. The portfolio investments represent 173.5% and 138.3% of net assets at December 31, 2013 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and the finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company’s portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.
The fair value of each of the Company’s investments at December 31, 2013 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
A portion of the Company's portfolio is valued by independent third parties on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by the Company's Board of Directors in determining the fair value of such investment.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $1.9 million that was held at Wells Fargo Bank, National Association (“Wells Fargo”) in connection with the Company’s Wells Fargo facility and $2.1 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Wells Fargo and Sumitomo Mitsui Banking Corporation verify the Company’s compliance per the terms of their respective credit agreements with the Company.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2013.
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
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more-likely-than-not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2010, 2011 or 2012. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Note 3. Portfolio Investments
At December 31, 2013, 173.5% of net assets or $2.38 billion was invested in 111 portfolio investments and 3.1% of net assets or $42.6 million was invested in cash and cash equivalents. In comparison, at September 30, 2013, 138.3% of net assets or $1.89 billion was invested in 99 portfolio investments and 10.8% of net assets or $147.4 million was invested in cash and cash equivalents. As of December 31, 2013, 81.1% of the Company’s portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These equity instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2013 and December 31, 2012, the Company recorded net realized gains of $3.2 million and $0.6 million, respectively. During the three months ended December 31, 2013 and December 31, 2012, the Company recorded net unrealized losses of $5.7 million and $9.3 million, respectively.
The composition of the Company’s investments as of December 31, 2013 and September 30, 2013 at cost and fair value was as follows:

	December 31, 2013		September 30, 2013
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,249,767	$2,261,742	$1,779,201	$1,793,463
Investments in equity securities	99,268	114,970	80,450	99,583
Total	$2,349,035	$2,376,712	$1,859,651	$1,893,046
The composition of the Company’s debt investments as of December 31, 2013 and September 30, 2013 at fixed rates and floating rates was as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2013		September 30, 2013
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$629,984	27.85%	$584,876	32.61%
Floating rate debt securities	1,631,758	72.15	1,208,587	67.39%
Total	$2,261,742	100.00%	$1,793,463	100.00%

 The following table presents the financial instruments carried at fair value as of December 31, 2013, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,928,209	$1,928,209
Investments in debt securities (subordinated)	—	—	304,033	304,033
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	25,952	25,952
Investments in equity securities (common)	—	—	89,018	89,018
Total investments at fair value	$—	$—	$2,376,712	$2,376,712
The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,467,665	$1,467,665
Investments in debt securities (subordinated)	—	—	296,298	296,298
Investments in debt securities (CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	25,648	25,648
Investments in equity securities (common)	—	—	73,935	73,935
Total investments at fair value	$—	$—	$1,893,046	$1,893,046
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
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to December 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046
New investments & net revolver activity	609,340	21,746	—	1,533	17,524	650,143
Redemptions/repayments	(148,528)	(13,756)	—	(150)	(2,695)	(165,129)
Net accrual of PIK interest income	1,459	(493)	—	406	—	1,372
Accretion of original issue discount	164	—	—	—	—	164
Net change in unearned income	1	156	—	—	—	157
Net unrealized depreciation	(2,213)	(74)	—	(1,485)	(1,946)	(5,718)
Unrealized adjustments due to deal exits	321	156	—	—	2,200	2,677
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of December 31, 2013	$1,928,209	$304,033	$29,500	$25,952	$89,018	$2,376,712
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2013	$(1,892)	$82	$—	$(1,485)	$254	$(3,041)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2012 to December 31, 2012 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2012	$1,035,750	$205,447	$—	$24,240	$22,671	$1,288,108
New investments & net revolver activity	301,836	91,243	—	670	5,059	398,808
Redemptions/repayments	(103,179)	—	—	—	—	(103,179)
Net accrual of PIK interest income	2,098	1,109	—	200	—	3,407
Accretion of original issue discount	132	—	—	—	—	132
Net change in unearned income	1,549	86	—	—	—	1,635
Net unrealized appreciation (depreciation)	(14,630)	678	—	802	3,811	(9,339)
Unrealized adjustments due to deal exits	876	—	—	—	—	876
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of December 31, 2012	$1,224,432	$298,563	$—	$25,912	$31,541	$1,580,448
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2012 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2012	$(13,754)	$678	$—	$802	$3,811	$(8,463)
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2013:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,928,209	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.5%
			Tranche specific risk premium/(discount)	(a)	(4.0)%	-	13.9%	2.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.1)%	-	2.7%	0.2%
Subordinated debt	304,033	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	11.0%	4.7%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.0)%	-	1.2%	0.0%
CLO debt	29,500	Bond yield approach	Credit spread		11.3%	-	11.8%	11.6%
			Discount rate		13.5%	-	14.0%	13.8%

Preferred & common equity	114,970	Market and income approach	Weighted average cost of capital		16.0%	-	31.0%	19.1%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
			Revenue growth rate		2.3%	-	50.2%	3.0%
			EBITDA multiple	(b)	5.4x	-	49.8x	8.5x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
			Book value multiple	(b)	0.9x	-	1.1x	1.0x
Total	$2,376,712

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2013:

Asset	Fair Value		Valuation Technique	Unobservable Input	Range				Weighted Average (d)
Senior secured debt	$1,467,665		Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.5%
				Tranche specific risk premium/(discount)	(a)	(4.0)%	-	13.0%	2.0%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.1)%	-	3.3%	0.3%
Subordinated debt	296,298		Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
				Tranche specific risk premium	(a)	1.0%	-	11.0%	4.7%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.0)%	-	1.4%	0.0%
CLO debt	29,500	(c)	Recent market transaction	Market yield		11.4%		11.4%	11.4%
Preferred & common equity	99,583		Market and income approach	Weighted average cost of capital		11.0%	-	31.0%	17.4%
				Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
				Revenue growth rate		0.6%	-	81.9%	8.4%
				EBITDA multiple	(b)	5.4x	-	15.3x	7.4x
				Revenue multiple	(b)	4.1x		5.3x	4.7x
				Book value multiple	(b)	0.9x		1.1x	1.0x
Total	$1,893,046

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	The Company's $29.5 million CLO debt investment in Salus CLO 2012-1, Ltd. was valued at its acquisition price as it closed near fiscal year end.

(d)	Weighted averages are calculated based on fair value of investments.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$564,228	$564,228	$—	$—	$564,228
SBA debentures payable	210,750	163,724	—	—	163,724
Unsecured convertible notes payable	115,000	122,619	—	—	122,619
Unsecured notes payable	161,250	138,653	—	138,653	—
Total	$1,051,228	$989,224	$—	$138,653	$850,571

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
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $239.9 million and $149.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of December 31, 2013 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2013 and September 30, 2013 is shown in the table below:

	December 31, 2013	September 30, 2013
Drugtest, Inc.	$20,000	$20,000
Snap Fitness Holdings, Inc.	20,000	—
BMC Software Finance, Inc.	15,000	—
RP Crown Parent, LLC	10,000	9,000
Deltek, Inc.	10,000	8,667
P2 Upstream Acquisition Co.	10,000	—
First Choice ER, LLC (1)	10,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,792	9,792
InMotion Entertainment Group, LLC	9,335	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	6,000
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	1,000
I Drive Safely, LLC	5,000	5,000
HealthEdge Software, Inc.	5,000	5,000
Adventure Interactive, Corp.	5,000	5,000
Reliance Communications, LLC	5,000	2,750
All Web Leads, Inc.	5,000	—
Discovery Practice Management, Inc.	4,989	—
First American Payment Systems, LP	4,767	5,000
Teaching Strategies, LLC	4,000	5,000
World 50, Inc.	4,000	4,000
Refac Optical Group	3,600	8,000
Enhanced Recovery Company LLC	3,500	3,500
Phoenix Brands Merger Sub LLC	3,429	3,429
Personable Holdings, Inc.	3,409	3,409
Charter Brokerage, LLC	2,933	4,000
OmniSYS Acquisition Corporation	2,500	—
CPASS Acquisition Company	2,250	2,500
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Chicago Growth Partners III, LP (limited partnership interest)	2,000	2,000
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	2,000	—
Tailwind Capital Partners, LP (limited partnership interest)	2,000	—
Specialty Bakers, LLC	2,000	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,789	2,000
SPC Partners V, LP (limited partnership interest)	1,723	—
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
Olson + Co., Inc.	1,554	2,105
Sterling Capital Partners IV, LP (limited partnership interest)	1,540	1,528
CCCG, LLC	1,520	1,520
Miche Bag, LLC	1,500	1,500
2Checkout.com, Inc.	1,350	2,850
Milestone Partners IV, LP (limited partnership interest)	1,291	1,414
BMC Acquisition, Inc.	1,250	1,250
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	1,000
Eagle Hospital Physicians, Inc.	933	1,867
HealthDrive Corporation	734	734
ACON Equity Partners III, LP (limited partnership interest)	664	671
Bunker Hill Capital II (QP), LP (limited partnership interest)	639	786

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Riverlake Equity Partners II, LP (limited partnership interest)	564	638
Garretson Firm Resolution Group, Inc.	538	—
TransTrade Operators, Inc.	500	—
RCP Direct, LP (limited partnership interest)	359	524
Baird Capital Partners V, LP (limited partnership interest)	351	351
Riverside Fund IV, LP (limited partnership interest)	287	287
Total	$239,862	$149,474
________________
(1) In addition to its revolving commitment, the Company has extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of December 31, 2013, the total amount available to the borrower under this delayed draw facility was $17.0 million, and the facility was undrawn as of this date.

Portfolio Composition
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2013		September 30, 2013
Cost:
Senior secured debt	$1,919,466	81.71%	$1,456,710	78.33%
Subordinated debt	300,801	12.81%	292,991	15.76%
CLO debt	29,500	1.26	29,500	1.59
Purchased equity	89,629	3.82	71,835	3.86
Equity grants	4,222	0.18	4,316	0.23
Limited partnership interests	5,417	0.22	4,299	0.23
Total	$2,349,035	100.00%	$1,859,651	100.00%

Fair Value:
Senior secured debt	$1,928,209	81.13%	$1,467,665	77.53%
Subordinated debt	304,033	12.79%	296,298	15.65%
CLO debt	29,500	1.24	29,500	1.56
Purchased equity	104,287	4.39	89,688	4.74
Equity grants	5,644	0.24	5,599	0.30
Limited partnership interests	5,039	0.21	4,296	0.22
Total	$2,376,712	100.00%	$1,893,046	100.00%

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

	December 31, 2013		September 30, 2013
Cost:
Northeast U.S.	$850,228	36.19%	$744,582	40.04%
Southeast U.S.	391,308	16.66	277,342	14.91
Midwest U.S.	439,874	18.73	314,653	16.92
Southwest U.S.	436,970	18.60	279,369	15.02
West U.S.	230,655	9.82	242,705	13.05
Canada	—	—	1,000	0.06
Total	$2,349,035	100.00%	$1,859,651	100.00%

Fair Value:
Northeast U.S.	$858,200	36.11%	$753,263	39.79%
Southeast U.S.	400,025	16.83	285,648	15.09
Midwest U.S.	441,787	18.59	317,958	16.80
Southwest U.S.	436,681	18.37	280,247	14.80
West U.S.	240,019	10.10	252,730	13.35
Canada	—	—	3,200	0.17
Total	$2,376,712	100.00%	$1,893,046	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013		September 30, 2013
Cost:
Healthcare services	$390,971	16.64%	$266,823	14.35%
Diversified support services	243,657	10.37	170,174	9.15
Education services	212,332	9.04	166,750	8.97
Advertising	184,400	7.85	154,026	8.28
Specialized finance	125,184	5.33	124,232	6.68
Internet software & services	116,842	4.97	109,170	5.87
IT consulting & other services	95,395	4.06	82,440	4.43
Leisure facilities	81,951	3.49	43	—
Oil & gas equipment services	76,400	3.25	75,426	4.06
Data processing & outsourced services	70,138	2.99	23,200	1.25
Healthcare equipment	70,102	2.98	70,494	3.79
Specialty stores	69,860	2.97	68,386	3.68
Human resources & employment services	64,488	2.75	64,944	3.49
Industrial machinery	58,093	2.47	16,883	0.91
Pharmaceuticals	51,557	2.19	51,538	2.77
Airlines	43,967	1.87	24,475	1.32
Apparel, accessories & luxury goods	43,327	1.84	28,385	1.53
Consumer electronics	36,750	1.56	—	—
Construction and engineering	33,102	1.41	32,577	1.75
Auto parts & equipment	32,217	1.37	33,061	1.78
Leisure products	31,569	1.34	47,222	2.54
Household products	29,608	1.26	29,677	1.60
Asset management & custody banks	29,500	1.26	29,500	1.59
Home improvement retail	28,716	1.22	28,726	1.54
Air freight and logistics	18,271	0.78	16,693	0.9
Research & consulting services	17,359	0.74	17,521	0.94
Other diversified financial services	16,655	0.71	41,888	2.25
Food distributors	15,897	0.68	18,435	0.99
Specialty chemicals	13,500	0.57	20,000	1.08
Security & alarm services	13,164	0.56	13,124	0.71
Healthcare technology	13,000	0.55	—	—
Application software	11,917	0.51	12,879	0.69
Multi-sector holdings	5,208	0.25	4,091	0.2
Environmental & facilities services	3,730	0.16	8,755	0.47
Thrift & mortgage finance	208	0.01	208	0.01
Construction materials	—	—	7,170	0.39
Building products	—	—	735	0.04
Total	$2,349,035	100.00%	$1,859,651	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2013		September 30, 2013
Fair Value:
Healthcare services	$397,947	16.74%	$273,880	14.47%
Diversified support services	244,731	10.30	171,078	9.04
Education services	213,927	9.00	168,492	8.90
Advertising	184,202	7.75	154,777	8.18
Specialized finance	125,782	5.29	124,400	6.57
Internet software & services	121,294	5.10	114,077	6.03
IT consulting & other services	96,685	4.07	83,916	4.43
Leisure facilities	82,215	3.46	190	0.01
Oil & gas equipment services	76,633	3.22	76,454	4.04
Data processing & outsourced services	70,540	2.97	23,295	1.23
Healthcare equipment	70,462	2.96	70,866	3.74
Specialty stores	70,105	2.95	69,024	3.65
Human resources & employment services	65,090	2.74	65,391	3.45
Industrial machinery	58,682	2.47	18,197	0.96
Pharmaceuticals	53,249	2.24	52,787	2.79
Airlines	44,957	1.89	24,475	1.29
Apparel, accessories & luxury goods	41,796	1.76	27,724	1.46
Construction and engineering	41,521	1.75	40,919	2.16
Consumer electronics	36,788	1.55	—	0.00
Leisure products	33,663	1.42	49,952	2.64
Auto parts & equipment	32,882	1.38	36,004	1.90
Asset management & custody banks	29,500	1.24	29,500	1.56
Home improvement retail	29,128	1.23	28,677	1.51
Household products	29,120	1.23	29,264	1.55
Research & consulting services	17,812	0.75	17,912	0.95
Other diversified financial services	16,745	0.70	41,954	2.22
Food distributors	16,136	0.68	18,732	0.99
Air freight & logistics	14,706	0.62	14,063	0.74
Specialty chemicals	13,498	0.57	20,000	1.06
Security & alarm services	13,194	0.56	13,104	0.69
Healthcare technology	13,000	0.55	—	—
Application software	12,509	0.53	13,500	0.71
Multi-sector holdings	4,911	0.19	4,158	0.21
Environmental & facilities services	3,175	0.13	8,113	0.43
Thrift & mortgage finance	127	0.01	139	0.01
Construction materials	—	—	7,297	0.39
Building products	—	—	735	0.04
Total	$2,376,712	100.00%	$1,893,046	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2013 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2013 and December 31, 2012, no individual investment produced income that exceeded 10% of investment income.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of December 31, 2013 and September 30, 2013 were $4.8 million and $5.0 million, respectively.
As of December 31, 2013, the Company had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2013 and December 31, 2012:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Earnings per common share — basic:
Net increase in net assets resulting from operations	$33,706	$17,843
Weighted average common shares outstanding — basic	139,126	94,889
Earnings per common share — basic	$0.24	$0.19
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$33,706	$17,843
Adjustments for interest on convertible notes, base management fees and incentive fees	1,364	1,349
Net increase in net assets resulting from operations, as adjusted	35,070	19,192
Weighted average common shares outstanding — basic	139,126	94,889
Adjustments for dilutive effect of convertible notes	7,790	7,790
Weighted average common shares outstanding — diluted	146,916	102,679
Earnings per common share — diluted	$0.24	$0.19
The following table reflects the distributions per share that the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2012 to December 31, 2013:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 6, 2012	October 15, 2012	October 31, 2012	$ 0.0958	$ 8.2 million	51,754		$ 0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
__________
(1) Shares were purchased on the open market and distributed.
On November 21, 2013, the Company's Board of Directors terminated the Company's previous $50 million stock repurchase program and approved a new $100 million stock repurchase program. Any stock repurchases under this program would be made through the open market at times and in such amounts as the Company's management would deem appropriate, provided they are below the most recently published net asset value per share. Unless extended by the Company's Board of Directors, the stock repurchase program will expire on November 21, 2014 and may be limited or terminated at any time without prior notice.
In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the quarter ended December 31, 2013.

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
As of December 31, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.

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
The Wells Fargo facility is secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company uses the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. The Company cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2013, the Company had $50.1 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $50.1 million. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.749% for the three months ended December 31, 2013. For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $0.7 million and $0.8 million, respectively, related to the Wells Fargo facility.

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
As of December 31, 2013, the ING facility permitted up to $605 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of December 31, 2013, the Company had $433.3 million of borrowings outstanding under the ING facility, which had a fair value of $433.3 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 2.715% for the three months ended December 31, 2013. For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $2.8 million and $1.7 million, respectively, related to the ING facility.

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
As of December 31, 2013, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2013, the Company had $80.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $80.9 million. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.662% for the three months ended December 31, 2013. For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $0.5 million and $0.4 million, respectively, related to the Sumitomo facility.
As of December 31, 2013, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the Wells Fargo facility, the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Total interest expense for the three months ended December 31, 2013 and December 31, 2012 was $10.2 million and $7.2 million, respectively.

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
Accumulated PIK interest activity for the three months ended December 31, 2013 and December 31, 2012 was as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012
PIK balance at beginning of period	$23,934	$18,431
Gross PIK interest accrued	5,613	4,145
PIK income reserves(1)	—	(424)
PIK interest received in cash	(4,226)	(313)
Loan exits and other PIK adjustments	(421)	(5,020)
PIK balance at end of period	$24,900	$16,819
_____________
(1) PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of December 31, 2013 and September 30, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income. As of December 31, 2012, the Company had stopped accruing PIK interest on two investments.
The percentages of the Company’s debt investments at cost and fair value by accrual status as of December 31, 2013, September 30, 2013 and December 31, 2012 were as follows:

	December 31, 2013				September 30, 2013				December 31, 2012
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,249,767	100.00%	$2,261,742	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,503,811	98.79%	$1,521,923	99.93%
PIK non-accrual	—	—	—	—	—	—	—	—	18,427	1.21	1,072	0.07
Cash non-accrual(1)	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,249,767	100.00%	$2,261,742	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,522,238	100.00%	$1,522,995	100.00%
 _____________
(1) Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company’s portfolio investments as of December 31, 2013, September 30, 2013 and December 31, 2012 was as follows:

	December 31, 2013	September 30, 2013	December 31, 2012
Coll Materials Group LLC (1)	—	—	PIK non-accrual
Trans-Trade, Inc. - Term Loan B (1)	—	—	PIK non-accrual
  _____________
(1) The Company did not hold this investment at December 31, 2013 or September 30, 2013. See Note 9 for a discussion of the Company’s recent realization events.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income non-accrual amounts for the three months ended December 31, 2013 and December 31, 2012 were as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Cash interest income	$—	$—
PIK interest income	—	424
OID income	—	—
Total	$—	$424

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
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three months ended December 31, 2013.

Net increase in net assets resulting from operations	$33,706
Net unrealized depreciation on investments	5,718
Book/tax difference due to deferred loan fees	(1,282)
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to capital losses not recognized	(3,206)
Other book/tax differences	(96)
Taxable/Distributable Income (1)	$34,818
 ______________
(1) The Company’s taxable income for the three months ended December 31, 2013 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2014. Therefore, the final taxable income may be different than the estimate.
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
For income tax purposes, the Company estimates that its distributions for the calendar year 2014 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2014.
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
During the three months ended December 31, 2013, the Company recorded investment realization events, including the following:

•
In October and December 2013, the Company received payments of $3.2 million from Stackpole Powertrain International Holding, L.P. related to the sale of its equity investment. A realized gain of $2.2 million was recorded on this transaction;

•
In October 2013, the Company received a payment of $8.9 million from Harden Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In October 2013, the Company received a payment of $4.0 million from Capital Equipment Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction. The Company also received an additional $0.9 million in connection with the sale of its common equity investment, realizing a gain of $0.6 million;

•
In November 2013, the Company received a payment of $10.0 million from IG Investments Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In November 2013, the Company received a payment of $15.7 million from CTM Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2013, the Company received a payment of $0.4 million in connection with the exit of its debt investment in Saddleback Fence and Vinyl Products, Inc. A realized loss of $0.3 million was recorded on this transaction;

•
In December 2013, the Company received a payment of $7.2 million from Western Emulsions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2013, the Company received payments of $108.9 million in connection with sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended December 31, 2012, the Company recorded investment realization events, including the following:

•
In October 2012, the Company received a payment of $4.2 million from Rail Acquisition Corp. in full satisfaction of all obligations related to the revolving loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2012, the Company received a payment of $5.4 million from Bojangles in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2012, the Company received a payment of $21.9 million from Blue Coat Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In October 2012, the Company received a payment of $9.9 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations related to the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In November 2012, the Company received a payment of $8.5 million from SolutionSet, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2012, the Company received payments of $33.7 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.6 million.

During the three months ended December 31, 2013, the Company recorded net unrealized depreciation of $5.7 million. This consisted of $2.7 million of net reclassifications to realized gains (resulting in unrealized depreciation), $1.8 million of net unrealized depreciation on debt investments and $1.2 million of net unrealized depreciation on equity investments. During the three months ended December 31, 2012, the Company recorded net unrealized depreciation of $9.3 million. This consisted of $13.1 million of net unrealized depreciation on debt investments and $0.8 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.6 million of net unrealized appreciation on equity investments.

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
For the three months ended December 31, 2013 and December 31, 2012, base management fees were $12.1 million and $8.0 million, respectively. At December 31, 2013, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $12.1 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
For the three months ended December 31, 2013 and December 31, 2012, incentive fees were $9.1 million and $6.6 million, respectively. At December 31, 2013, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $9.1 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
For the three months ended December 31, 2013, the Company accrued administrative expenses of $1.7 million, including $0.8 million of general and administrative expenses which are due to FSC, Inc. At December 31, 2013, $2.1 million was included in Due to FSC, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended December 31, 2013	Three months ended December 31, 2012
Net asset value at beginning of period	$9.85	$9.92
Net investment income	0.26	0.28
Net unrealized depreciation on investments	(0.04)	(0.10)
Net realized gains on investments	0.02	0.01
Distributions of ordinary income	(0.24)	(0.29)
Issuance of common stock	—	0.06
Net asset value at end of period	$9.85	$9.88
Per share market value at beginning of period	$10.29	$10.98
Per share market value at end of period	$9.25	$10.42
Total return(1)	(7.81)%	(2.39)%
Common shares outstanding at beginning of period	139,041	91,048
Common shares outstanding at end of period	139,138	105,943
Net assets at beginning of period	$1,368,872	$903,570
Net assets at end of period	$1,369,968	$1,046,879
Average net assets(2)	$1,373,035	$942,058
Ratio of net investment income to average net assets(3)	10.47%	11.18%
Ratio of total expenses to average net assets	10.15%	10.62%
Ratio of portfolio turnover to average investments at fair value	2.38%	4.24%
Weighted average outstanding debt(4)	$829,393	$483,709
Average debt per share	$5.96	$5.10
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at December 31, 2013 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the three months ended December 31, 2013 and December 31, 2012.
As of December 31, 2013, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $122.6 million.

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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2013 and December 31, 2012, the Company did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2013 and December 31, 2012, the Company recorded interest expense of $1.2 million and $1.0 million, respectively, related to the 2024 Notes.
As of December 31, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $65.3 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2013, the Company did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2013, the Company recorded interest expense of $1.3 million related to the 2028 Notes.
As of December 31, 2013, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $73.3 million.
Note 15. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2013.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2013

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2013	Gross Additions(3)	Gross Reductions(4)	Fair Value at December 31, 2013
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$693	$14,499	$267	$(131)	$14,635
LC Facility, 8.5% cash due 12/31/2016	86	—	2	(2)	—
746,114 Series A Preferred Units	406	15,891	406	—	16,297
746,114 Common Stock Units	—	10,529	60	—	10,589
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	511	13,524	513	(16)	14,021
First Lien Revolver, 8% cash due 5/31/2016	1	—	—	—	—
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC	—	539	1,083	(937)	685
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	2,380	93,297	952	(62)	94,187
860,000 Class A Units	—	22,346	436	—	22,782
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,012	19,211	15,100	(411)	33,900
10,104,401 Common Units	—	5,264	5,793	—	11,057
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	230	11,149	229	(34)	11,344
First Lien Term Loan B, 8.1% PIK due 8/1/2016	63	3,050	63	(10)	3,103
First Lien Revolver, 8% cash due 8/1/2016	12	—	936	(4)	932
4,100,000 Class A Common Units	—	6,203	—	(40)	6,163
Total Control Investments	$5,394	$215,502	$25,840	$(1,647)	$239,695
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	203	—	9,173	(158)	9,015
1,080,399 shares of Series A Preferred Stock	—	3,256	313	—	3,569
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	77	3,272	25	(350)	2,947
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	991	25,317	348	—	25,665
4,668,788 shares of Preferred Stock	—	87	429	—	516
Total Affiliate Investments	$1,271	$31,932	$10,288	$(508)	$41,712
Total Control & Affiliate Investments	$6,665	$247,434	$36,128	$(2,155)	$281,407

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2012

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value at December 31, 2012
Control Investments
Coll Materials Group LLC
Second Lien Term Loan A, 12% cash due 11/1/2014	$—	$1,238	$—	$(1,238)	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014	—	1,999	—	(927)	1,072
50% interest in CD HOLDCO, LLC	—	—	—	—	—
Traffic Solutions Holdings, Inc.
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	447	15,023	119	(517)	14,625
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	546	14,068	151	—	14,219
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	12	—	12	(12)	—
LC Facility, 8.5% cash due 12/31/2016	85	—	2	(2)	—
746,114 Series A Preferred Units	—	14,377	367	—	14,744
746,114 Common Stock Units	—	6,535	503	—	7,038
Total Control Investments	$1,090	$53,240	$1,154	$(2,696)	$51,698
Affiliate Investments
Caregiver Services, Inc.
1,080,399 shares of Series A Preferred Stock	—	2,924	83	—	3,007
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	114	4,268	26	(37)	4,257
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	939	23,995	443	(203)	24,235
4,668,788 shares of Preferred Stock	—	—	—	—	—
Total Affiliate Investments	$1,053	$31,187	$552	$(240)	$31,499
Total Control & Affiliate Investments	$2,143	$84,427	$1,706	$(2,936)	$83,197

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
In addition, words such as “anticipate,” “believe,” “expect,” “project”, “seek,” “plan,” “should,” “estimate” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2013. Other factors that could cause actual results to differ materially include:

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
Market Conditions
The global economy has experienced economic uncertainty in recent years. Economic uncertainty impacts our business in many ways, including changing spreads, structures and purchase multiples as well as the overall supply of investment capital. See "Risk Factors — Risks Relating to Economic Conditions" in our annual report on Form 10-K for the year ended September 30, 2013.

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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the investment adviser, and our finance department responds and supplements the preliminary valuations to reflect any comments provided by the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of all of our investments at December 31, 2013, and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
We intend to have a portion of the portfolio valued by an independent third party on a quarterly basis, with a substantial portion being valued over the course of each fiscal year. In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%

As of December 31, 2013 and September 30, 2013, approximately 96.8% and 91.3%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2013, we had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments.
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
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income,” “— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” and “— Our incentive fee may induce our investment adviser to make speculative investments” in our annual report on Form 10-K for the year ended September 30, 2013. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our consolidated financial statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our investment adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $24.9 million and represented 1.1% of the fair value of our portfolio of investments as of December 31, 2013 and $23.9 million or 1.3% as of September 30, 2013. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2013	September 30, 2013
Cost:
Senior secured debt	81.71%	78.33%
Subordinated debt	12.81	15.76
Collateralized Loan obligation ("CLO") debt	1.26	1.59
Purchased equity	3.82	3.86
Equity grants	0.18	0.23
Limited partnership interests	0.22	0.23
Total	100.00%	100.00%

Fair Value:
Senior secured debt	81.13%	77.53%
Subordinated debt	12.79	15.65
CLO debt	1.24	1.56
Purchased equity	4.39	4.74
Equity grants	0.24	0.30
Limited partnership interests	0.21	0.22
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2013	September 30, 2013
Cost:
Healthcare services	16.64%	14.35%
Diversified support services	10.37	9.15
Education services	9.04	8.97
Advertising	7.85	8.28
Specialized finance	5.33	6.68
Internet software & services	4.97	5.87
IT consulting & other services	4.06	4.43
Leisure facilities	3.49	—
Oil & gas equipment services	3.25	4.06
Data processing & outsourced services	2.99	1.25
Healthcare equipment	2.98	3.79
Specialty stores	2.97	3.68
Human resources & employment services	2.75	3.49
Industrial machinery	2.47	0.91
Pharmaceuticals	2.19	2.77
Airlines	1.87	1.32
Apparel, accessories & luxury goods	1.84	1.53
Consumer electronics	1.56	—
Construction and engineering	1.41	1.75
Auto parts & equipment	1.37	1.78
Leisure products	1.34	2.54
Household products	1.26	1.60
Asset management & custody banks	1.26	1.59
Home improvement retail	1.22	1.54
Air freight and logistics	0.78	0.90
Research & consulting services	0.74	0.94
Other diversified financial services	0.71	2.25
Food distributors	0.68	0.99
Specialty chemicals	0.57	1.08
Security & alarm services	0.56	0.71
Healthcare technology	0.55	—
Application software	0.51	0.69
Multi-sector holdings	0.25	0.20
Environmental & facilities services	0.16	0.47
Thrift & mortgage finance	0.01	0.01
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%

	December 31, 2013	September 30, 2013
Fair Value:
Healthcare services	16.74%	14.47%
Diversified support services	10.30	9.04
Education services	9.00	8.90
Advertising	7.75	8.18
Specialized finance	5.29	6.57
Internet software & services	5.10	6.03
IT consulting & other services	4.07	4.43
Leisure facilities	3.46	0.01
Oil & gas equipment services	3.22	4.04
Data processing & outsourced services	2.97	1.23
Healthcare equipment	2.96	3.74
Specialty stores	2.95	3.65
Human resources & employment services	2.74	3.45
Industrial machinery	2.47	0.96
Pharmaceuticals	2.24	2.79
Airlines	1.89	1.29
Apparel, accessories & luxury goods	1.76	1.46
Construction and engineering	1.75	2.16
Consumer electronics	1.55	0.00
Leisure products	1.42	2.64
Auto parts & equipment	1.38	1.90
Asset management & custody banks	1.24	1.56
Home improvement retail	1.23	1.51
Household products	1.23	1.55
Research & consulting services	0.75	0.95
Other diversified financial services	0.70	2.22
Food distributors	0.68	0.99
Air freight & logistics	0.62	0.74
Specialty chemicals	0.57	1.06
Security & alarm services	0.56	0.69
Healthcare technology	0.55	—
Application software	0.53	0.71
Multi-sector holdings	0.19	0.21
Environmental & facilities services	0.13	0.43
Thrift & mortgage finance	0.01	0.01
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2013 and September 30, 2013:

	December 31, 2013			September 30, 2013
Investment Ranking	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	$118,070	4.97%	2.65	$122,769	6.49%	2.67
2	2,258,642	95.03	4.86	1,770,277	93.51	4.70
3	—	—	—	—	—	—
4	—	—	—	—	—	—
Total	$2,376,712	100.00%	4.75	$1,893,046	100.00%	4.57
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2013, we had modified the payment terms of our investments in 17 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2013, there were no investments on which we had stopped accruing cash interest, PIK interest or OID income. As of December 31, 2012, we had stopped accruing PIK interest on two investments.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended December 31, 2013, September 30, 2013 and December 31, 2012 were as follows:

	December 31, 2013				September 30, 2013				December 31, 2012
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,249,767	100.00%	$2,261,742	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,503,811	98.79%	$1,521,923	99.93%
PIK non-accrual	—	—	—	—	—	—	—	—	18,427	1.21	1,072	0.07
Cash non-accrual(1)	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,249,767	100.00%	$2,261,742	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,522,238	100.00%	$1,522,995	100.00%
________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of our portfolio investments as of December 31, 2013, September 30, 2013 and December 31, 2012 was as follows:

	December 31, 2013	September 30, 2013	December 31, 2012
Coll Materials Group LLC (1)	—	—	PIK non-accrual
Trans-Trade, Inc. - Term Loan B (1)	—	—	PIK non-accrual
________________

(1)
We did not hold this investment at December 31, 2013. See “— Discussion and Analysis of Results and Operations — Comparison of the three months ended December 31, 2013 and December 31, 2012 — Realized Gain (Loss) on Investments” for a discussion of our recent realization events.

Income non-accrual amounts for the three months ended December 31, 2013 and December 31, 2012 were as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Cash interest income	$—	$—
PIK interest income	—	424
OID income	—	—
Total	$—	$424

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
Comparison of the three months ended December 31, 2013 and December 31, 2012
Total Investment Income
Total investment income includes interest income on our investments, fee income and other investment income. Fee income consists principally of loan and arrangement fees, administrative fees, unused fees, amendment fees, advisory fees, structuring fees, exit fees, prepayment fees and waiver fees. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the three months ended December 31, 2013 and December 31, 2012 was $71.3 million and $51.8 million, respectively. For the three months ended December 31, 2013, this amount primarily consisted of $54.1 million of interest income from portfolio investments (which included $5.6 million of PIK interest) and $17.1 million of fee income. For the three months ended December 31, 2012, this amount primarily consisted of $38.6 million of interest income from portfolio investments (which included $3.7 million of PIK interest) and $12.8 million of fee income.
The increase in our total investment income for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 15 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield of our debt investments from 12.0% to 10.9% during the year-over-year period.
Expenses
Expenses for the three months ended December 31, 2013 and December 31, 2012 were $35.1 million and $25.2 million, respectively. Expenses increased for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 by $9.9 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 50.4% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 36.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 71.5% increase in the weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the three months ended December 31, 2013 and December 31, 2012, we did not repurchase any of our unsecured convertible notes (“Convertible Notes”) in the open market. In previous periods, we recognized a gain on repurchasing Convertible Notes at a discount. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $19.5 million increase in total investment income and the $9.9 million increase in total expenses, net investment income for the three months ended December 31, 2013 reflected a $9.7 million, or 36.4%, increase compared to the three months ended December 31, 2012.

Realized Gain (Loss) on Investments
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the three months ended December 31, 2013, we recorded investment realization events, including the following:

•
In October and December 2013, we received payments of $3.2 million from Stackpole Powertrain International Holding, L.P. related to the sale of our equity investment. A realized gain of $2.2 million was recorded on this transaction;

•
In October 2013, we received a payment of $8.9 million from Harden Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In October 2013, we received a payment of $4.0 million from Capital Equipment Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction. We also received an additional $0.9 million in connection with the sale of our common equity investment, realizing a gain of $0.6 million;

•
In November 2013, we received a payment of $10.0 million from IG Investments Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In November 2013, we received a payment of $15.7 million from CTM Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In December 2013, we received a payment of $0.4 million in connection with the exit of our debt investment in Saddleback Fence and Vinyl Products, Inc. A realized loss of $0.3 million was recorded on this transaction;

•
In December 2013, we received a payment of $7.2 million from Western Emulsions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the three months ended December 31, 2013, we received payments of $108.9 million in connection with sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

During the three months ended December 31, 2012, we recorded investment realization events, including the following:

•
In October 2012, we received a payment of $4.2 million from Rail Acquisition Corp. in full satisfaction of all obligations related to the revolving loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2012, we received a payment of $5.4 million from Bojangles in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2012, we received a payment of $21.9 million from Blue Coat Systems, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In October 2012, we received a payment of $9.9 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations related to the first lien loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In November 2012, we received a payment of $8.5 million from SolutionSet, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2012, we received payments of $33.7 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.6 million.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three months ended December 31, 2013, we recorded net unrealized depreciation of $5.7 million. This consisted of $2.7 million of net reclassifications to realized gains (resulting in unrealized depreciation), $1.8 million of net unrealized depreciation on debt investments and $1.2 million of net unrealized depreciation on equity investments. During the three months ended December 31, 2012, we recorded net unrealized depreciation of $9.3 million. This consisted of $13.1 million of net unrealized depreciation on debt investments and $0.8 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.6 million of net unrealized appreciation on equity investments.
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
For the three months ended December 31, 2013, we experienced a net decrease in cash and cash equivalents of $104.8 million. During that period, we used $475.4 million of cash in operating activities, primarily for the funding of $650.1 million of investments and net revolvers, partially offset by $169.9 million of principal payments, PIK payments and sale proceeds received and $36.2 million of net investment income. During the same period, cash provided by financing activities was $370.7 million, primarily consisting of $29.0 million of net borrowings of SBA debentures and $376.2 million of net borrowings under our credit facilities, partially offset by $30.2 million of cash distributions paid and $1.4 million of deferred financing costs paid.
For the three months ended December 31, 2012, we experienced a net decrease in cash and cash equivalents of $37.0 million. During that period, we used $280.1 million of cash in operating activities, primarily for the funding of $398.8 million of investments and net revolvers, partially offset by $103.2 million of principal payments, PIK payments and sale proceeds received and $26.6 million of net investment income. During the same period, cash provided by financing activities was $243.1 million, primarily consisting of $151.7 million of net proceeds from the issuance of our common stock, $72.5 million of proceeds from the issuance of unsecured notes, $31.8 million of net borrowings under SBA debentures and $16.7 million of net borrowings under our credit facilities, partially offset by $25.9 million of cash distributions paid and $3.1 million of deferred financing costs paid.
As of December 31, 2013, we had $42.6 million in cash and cash equivalents, portfolio investments (at fair value) of $2.38 billion, $11.8 million of interest and fees receivable, $210.8 million of SBA debentures payable, $564.2 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $161.3 million of unsecured notes payable and unfunded commitments of $239.9 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of December 31, 2013, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2012
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833
November 21, 2013	March 14, 2014	March 31, 2014	0.0833
November 21, 2013	April 15, 2014	April 30, 2014	0.0833
November 21, 2013	May 15, 2014	May 30, 2014	0.0833
___________
(1) Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through December 31, 2013:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 7, 2012	Public offering(1)	14,725,000	10.68	157.3 million
April 2013	Public offering(1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering(1)	17,643,000	10.31	181.9 million
 ____________
(1) Includes the underwriters' partial exercise of their over-allotment option
Borrowings
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of December 31, 2013, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $123.4 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	0.032	0.285%
March 2011	65,300	0.041	0.285%
September 2011	11,700	0.029	0.285%
As of December 31, 2013, FSMP V had $37.5 million in regulatory capital and $60.8 million in SBA-guaranteed debentures outstanding ($29.0 million of which do not yet have a locked interest rate), which had a fair value of $40.3 million. In March 2013, the SBA fixed the interest rate on the SBIC subsidiary’s $31.8 million of drawn leverage at an interest rate of 2.351% (excluding the SBA annual charge of 0.804%). As a result, the $181.8 million of rate locked SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.355% as of December 31, 2013.
For the three months ended December 31, 2013 and December 31, 2012, we recorded interest expense of $1.9 million and $1.6 million, respectively, related to the SBA-guaranteed debentures of both subsidiaries.
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
As of December 31, 2013, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on April 23, 2014 and the maturity date of the facility is April 25, 2016.

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
The Wells Fargo facility is secured by all of the assets of Funding, and all of our equity interest in Funding. We use the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding will be able to borrow funds under the Wells Fargo facility at any particular time or at all. As of December 31, 2013, we had $50.1 million of borrowings outstanding under the Wells Fargo facility, which had a fair value of $50.1 million. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.749% for the three months ended December 31, 2013. For the three months ended December 31, 2013 and December 31, 2012, we recorded interest expense of $0.7 million and $0.8 million, respectively related to the Wells Fargo facility.

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
As of December 31, 2013, the ING facility permitted up to $605 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of December 31, 2013, we had $433.3 million of borrowings outstanding under the ING facility, which had a fair value of $433.3 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.715% for the three months ended December 31, 2013. For the three months ended December 31, 2013 and December 31, 2012, we recorded interest expense of $2.8 million and $1.7 million, respectively, related to the ING facility.
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
As of December 31, 2013, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2013, we had $80.9 million of borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.662% for the three months ended December 31, 2013. For the three months ended December 31, 2013, we recorded interest expense of $0.5 million and $0.4 million, respectively, related to the Sumitomo facility.
As of December 31, 2013, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the Wells Fargo facility and ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
Wells Fargo facility	Minimum shareholders’ equity (inclusive of affiliates)	Net assets shall not be less than $510 million plus 50% of the aggregate net proceeds of all sales of equity interests after February 25, 2011	$876 million	$1,369 million
	Minimum shareholders’ equity (exclusive of affiliates)	Net assets exclusive of affiliates other than Funding shall not be less than $250 million	$250 million	$1,037 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	3.95:1
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$913 million	$1,369 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	3.95:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.68:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2013. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended December 31, 2013.
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2013.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available and drawn are as of December 31, 2013.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—	50 million	(1)	50 million	—	LIBOR (5) + 2.50%
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%(2)
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%(2)
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%(3)
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%(3)
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million	605 million		433 million	172 million	LIBOR (6) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		211 million	14 million	3.355% (4)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	81 million	(1)	81 million	—	LIBOR (5) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	LIBOR plus 3.0% when the facility is drawn more than 35%. Otherwise, LIBOR plus 3.25%

(3)	Assuming we maintain our current credit rating

(4)	Weighted average interest rate of 3.355% on $181.8 million of rate locked debentures (excludes the SBA annual charge)

(5)	1-month

(6)	1-, 2-, 3- or 6-month, at our option
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at December 31, 2013 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the three months ended December 31, 2013 and December 31, 2012, we did not repurchase any of the Convertible Notes in the open market.

For the three months ended December 31, 2013 and December 31, 2012, we recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
As of December 31, 2013, there were $115.0 million Convertible Notes outstanding, which had a fair value of $122.6 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. For the three months ended December 31, 2013 and December 31, 2012, we did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2013 and December 31, 2012, we recorded interest expense of $1.2 million and $1.0 million, respectively, related to the 2024 Notes.
As of December 31, 2013, there were $75.0 million 2024 Notes outstanding, which had a fair value of $65.3 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2013, we did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2013, we recorded interest expense of $1.3 million related to the 2028 Notes.
As of December 31, 2013, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $73.3 million.
Total interest expense for the three months ended December 31, 2013 and December 31, 2012 was $10.2 million and $7.2 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $239.9 million of unfunded commitments, which was comprised of $212.3 million to provide debt financing to certain of our portfolio companies and $27.6 million related to unfunded limited partnership interests. As of September 30, 2013, our only off-balance sheet arrangements consisted of $149.5 million, which was comprised of $126.8 million to provide debt financing to certain of our portfolio companies and $22.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of December 31, 2013 and September 30, 2013 is shown in the table below:

	December 31, 2013	September 30, 2013
Drugtest, Inc.	$20,000	$20,000
Snap Fitness Holdings, Inc.	20,000	—
BMC Software Finance, Inc.	15,000	—
RP Crown Parent, LLC	10,000	9,000
Deltek, Inc.	10,000	8,667
P2 Upstream Acquisition Co.	10,000	—
First Choice ER, LLC (1)	10,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,792	9,792
InMotion Entertainment Group, LLC	9,335	—
Yeti Acquisition, LLC	7,500	7,500
ISG Services, LLC	6,000	6,000
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	1,000
I Drive Safely, LLC	5,000	5,000
HealthEdge Software, Inc.	5,000	5,000
Adventure Interactive, Corp.	5,000	5,000
Reliance Communications, LLC	5,000	2,750
All Web Leads, Inc.	5,000	—
Discovery Practice Management, Inc.	4,989	—
First American Payment Systems, LP	4,767	5,000
Teaching Strategies, LLC	4,000	5,000
World 50, Inc.	4,000	4,000
Refac Optical Group	3,600	8,000
Enhanced Recovery Company LLC	3,500	3,500
Phoenix Brands Merger Sub LLC	3,429	3,429
Personable Holdings, Inc.	3,409	3,409
Charter Brokerage, LLC	2,933	4,000
OmniSYS Acquisition Corporation	2,500	—
CPASS Acquisition Company	2,250	2,500
Mansell Group, Inc.	2,000	2,000
Physicians Pharmacy Alliance, Inc.	2,000	2,000
Chicago Growth Partners III, LP (limited partnership interest)	2,000	2,000
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	2,000	—
Tailwind Capital Partners, LP (limited partnership interest)	2,000	—
Specialty Bakers, LLC	2,000	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,789	2,000
SPC Partners V, LP (limited partnership interest)	1,723	—
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
Olson + Co., Inc.	1,554	2,105
Sterling Capital Partners IV, LP (limited partnership interest)	1,540	1,528
CCCG, LLC	1,520	1,520
Miche Bag, LLC	1,500	1,500
2Checkout.com, Inc.	1,350	2,850
Milestone Partners IV, LP (limited partnership interest)	1,291	1,414
BMC Acquisition, Inc.	1,250	1,250
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Genoa Healthcare Holdings, LLC	1,000	1,000
Eagle Hospital Physicians, Inc.	933	1,867
HealthDrive Corporation	734	734
ACON Equity Partners III, LP (limited partnership interest)	664	671
Bunker Hill Capital II (QP), LP (limited partnership interest)	639	786
Riverlake Equity Partners II, LP (limited partnership interest)	564	638
Garretson Firm Resolution Group, Inc.	538	—
TransTrade Operators, Inc.	500	—

RCP Direct, LP (limited partnership interest)	359	524
Baird Capital Partners V, LP (limited partnership interest)	351	351
Riverside Fund IV, LP (limited partnership interest)	287	287
Total	$239,862	$149,474
________________
(1) In addition to its revolving commitment, we have extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of December 31, 2013, the total amount available to the borrower under this delayed draw facility was $17.0 million, and the facility was undrawn as of this date.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of December 31, 2013	Weighted average debt outstanding for the three months ended December 31, 2013	Maximum debt outstanding for the three months ended December 31, 2013
SBA debentures payable	$181,750	$210,750	$190,413	$210,750
Wells Fargo facility	20,000	50,071	41,680	55,072
ING facility	168,000	433,250	268,826	433,250
Sumitomo facility	—	80,907	52,224	83,500
Convertible Notes	115,000	115,000	115,000	115,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Total debt	$646,000	$1,051,228	$829,393	$1,056,228
The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2013
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$210,750	$—	$—	$—	$210,750
Interest due on SBA debentures	55,666	7,078	14,376	14,356	19,856
Wells Fargo facility	50,071	—	50,071	—	—
Interest due on Wells Fargo facility	3,096	1,336	1,760	—	—
ING facility	433,250	—	—	433,250	—
Interest due on ING facility	48,520	10,560	21,120	16,840	—
Sumitomo facility	80,907	—	—	80,907	—
Interest due on Sumitomo facility	9,214	1,955	3,910	3,349	—
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	13,921	6,181	7,740	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	47,757	4,406	8,813	8,813	25,725
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	75,754	5,283	10,566	10,566	49,339
Total	$1,305,156	$36,799	$233,356	$568,081	$466,920

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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2013). We anticipate timely distribution of our taxable income in accordance with tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2010. We did not incur a federal excise tax for calendar years 2011 and 2012 and do not expect to incur a federal excise tax for the calendar year 2013. We may incur a federal excise tax in future years.
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

Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2013 and December 31, 2012, we incurred fees of $21.1 million and $14.7 million, respectively, under the investment advisory agreement.
Pursuant to the administration agreement with FSC, Inc., which is controlled by Mr. Tannenbaum, FSC, Inc. will furnish us with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will pay FSC, Inc. our allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three months ended December 31, 2013 and December 31, 2012, we have incurred expenses of $1.7 million and $1.6 million, respectively, under the administration agreement.
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
Recent Developments
On January 1, 2014, we entered into an administration agreement with a new administrator, FSC CT, Inc., under substantially similar terms as our prior administration agreement with FSC, Inc. Similar to FSC, Inc., FSC CT, Inc. is controlled by Mr. Tannenbaum.
On January 30, 2014, we increased the borrowing capacity under our ING-led credit facility to $620 million from $605 million.
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
As of December 31, 2013, 72.1% of our debt investment portfolio (at fair value) and 72.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2013 and September 30, 2013 was as follows:

	December 31, 2013		September 30, 2013
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$136,852	8.39%	$115,659	9.57%
1% to under 2%	1,410,504	86.44	1,007,366	83.35
2% to under 3%	48,438	2.97	48,649	4.03
3% and over	35,964	2.20	36,913	3.05
Total	$1,631,758	100.00%	$1,208,587	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$63,500	$(28,200)	$35,300
400	47,100	(22,600)	24,500
300	30,600	(16,900)	13,700
200	14,400	(11,300)	3,100
100	1,500	(5,600)	(4,100)
__________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2013 and September 30, 2013:

	December 31, 2013		September 30, 2013
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$42,600	$—	$147,359	$—
Prime rate	18,599	—	2,886	$—
LIBOR
1-month	61,267	564,228	57,604	188,000
3-month	1,548,636	29,000	1,143,068	—
Fixed rate	627,640	458,000	582,340	458,000
Total	$2,298,742	$1,051,228	$1,933,257	$646,000

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.
Item 1A. Risk Factors.
There have been no material changes during the three months ended December 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
While we did not engage in any sales of unregistered securities during the three months ended December 31, 2013, we issued a total of 142,320 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $1.4 million.
In December 2013, we repurchased 45,104 shares at a weighted average price of $8.978 per share under our stock repurchase program, resulting in $0.4 million of cash paid during the three months ended December 31, 2013. The following table outlines repurchases of our common stock during the quarter ended December 31, 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	—	—
November 2013	—	—
December 2013	45,104	$8.978	45,104	$99.6 million
Total	45,104	$8.978	45,104	$99.6 million

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Fifth Street Finance Corp. and FSC CT, Inc. dated as of January 1, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
_______________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.
Date: February 5, 2014
	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: February 5, 2014	By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Fifth Street Finance Corp. and FSC CT, Inc. dated as of January 1, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
______________

*	Filed herewith