Form 10-Q
period 2014-03-31
Fifth Street Finance Corp.
filed 2014-05-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 139,137,757 shares of common stock outstanding as of May 7, 2014.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Investments at fair value:
Control investments (cost March 31, 2014: $273,078; cost September 30, 2013: $207,518)	$283,614	$215,502
Affiliate investments (cost March 31, 2014: $38,624; cost September 30, 2013: $29,807)	41,715	31,932
Non-control/Non-affiliate investments (cost March 31, 2014: $2,347,502; cost September 30, 2013: $1,622,326)	2,358,969	1,645,612
Total investments at fair value (cost March 31, 2014: $2,659,204; cost September 30, 2013: $1,859,651)	2,684,298	1,893,046
Cash and cash equivalents	45,396	147,359
Interest and fees receivable	18,950	10,379
Due from portfolio company	6,095	1,814
Receivables from unsettled transactions	14,788	—
Deferred financing costs	22,244	19,548
Other assets	544	187
Total assets	$2,792,315	$2,072,333

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,089	$1,166
Base management fee payable	13,501	9,625
Incentive fee payable	8,500	7,175
Due to FSC CT, Inc.	2,008	840
Interest payable	4,907	2,939
Payables from unsettled transactions	3,937	35,716
Amounts payable to syndication partners	8,028	—
Advances received from portfolio companies	7,729	—
Credit facilities payable	576,681	188,000
SBA debentures payable	225,000	181,750
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	409,878	161,250
Secured borrowings at fair value (proceeds of $47,750 and $0 at March 31, 2014 and September 30, 2013, respectively)	47,760	—
Total liabilities	1,427,018	703,461
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 139,138 and 139,041 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	1,391	1,390
Additional paid-in-capital	1,510,547	1,509,546
Net unrealized appreciation on investments and secured borrowings	25,084	33,395
Net realized loss on investments and interest rate swap	(152,925)	(154,591)
Accumulated overdistributed net investment income	(18,800)	(20,868)
Total net assets (equivalent to $9.81 and $9.85 per common share at March 31, 2014 and September 30, 2013, respectively) (Note 12)	1,365,297	1,368,872
Total liabilities and net assets	$2,792,315	$2,072,333

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013
Interest income:
Control investments	$3,194	$876	$5,613	$1,758
Affiliate investments	1,098	725	1,864	1,309
Non-control/Non-affiliate investments	49,699	36,019	94,995	69,473
Interest on cash and cash equivalents	3	5	6	8
Total interest income	53,994	37,625	102,478	72,548
PIK interest income:
Control investments	2,542	108	4,950	216
Affiliate investments	207	308	542	765
Non-control/Non-affiliate investments	2,721	3,631	5,592	6,786
Total PIK interest income	5,470	4,047	11,084	7,767
Fee income:
Control investments	1,967	114	2,534	213
Affiliate investments	12	12	181	24
Non-control/Non-affiliate investments	10,508	11,800	26,909	24,483
Total fee income	12,487	11,926	29,624	24,720
Dividend and other income:
Non-control/Non-affiliate investments	181	1,089	276	1,435
Total dividend and other income	181	1,089	276	1,435
Total investment income	72,132	54,687	143,462	106,470
Expenses:
Base management fee	13,735	8,891	25,794	16,937
Incentive fee	8,500	7,001	17,554	13,640
Professional fees	887	784	1,912	1,972
Board of Directors fees	141	122	296	251
Interest expense	12,833	7,761	23,046	14,917
Administrator expense	538	670	1,391	1,600
General and administrative expenses	1,499	1,455	3,252	2,594
Total expenses	38,133	26,684	73,245	51,911
Base management fee waived	(234)	(1,300)	(234)	(1,300)
Net expenses	37,899	25,384	73,011	50,611
Net investment income	34,233	29,303	70,451	55,859
Unrealized appreciation (depreciation) on investments:
Control investments	2,132	4,693	2,552	3,471
Affiliate investments	182	93	965	(63)
Non-control/Non-affiliate investments	(4,897)	(2,106)	(11,818)	(10,067)
Net unrealized appreciation (depreciation) on investments	(2,583)	2,680	(8,301)	(6,659)
Net unrealized appreciation on secured borrowings	(10)	—	(10)	—
Realized gain (loss) on investments:
Non-control/Non-affiliate investments	(1,540)	(149)	1,666	478
Net realized gain (loss) on investments	(1,540)	(149)	1,666	478
Net increase in net assets resulting from operations	$30,100	$31,834	$63,806	$49,678
Net investment income per common share — basic	$0.25	$0.28	$0.51	$0.56
Earnings per common share — basic	$0.22	$0.30	$0.46	$0.49
Weighted average common shares outstanding — basic	139,138	106,022	139,132	100,394
Net investment income per common share — diluted	$0.24	$0.27	$0.50	$0.54
Earnings per common share — diluted	$0.21	$0.29	$0.45	$0.48
Weighted average common shares outstanding — diluted	146,928	113,812	146,922	108,266
Distributions per common share	$0.25	$0.29	$0.49	$0.58
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2014	Six months ended March 31, 2013
Operations:
Net investment income	$70,451	$55,859
Net unrealized depreciation on investments	(8,301)	(6,659)
Net unrealized appreciation on secured borrowings	(10)	—
Net realized gains on investments	1,666	478
Net increase in net assets resulting from operations	63,806	49,678
Stockholder transactions:
Distributions to stockholders from ordinary income	(68,383)	(58,063)
Net decrease in net assets from stockholder transactions	(68,383)	(58,063)
Capital share transactions:
Issuance of common stock, net	—	151,309
Issuance of common stock under dividend reinvestment plan	6,189	4,467
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment program	(4,781)	—
Net increase in net assets from capital share transactions	1,002	155,776
Total increase (decrease) in net assets	(3,575)	147,391
Net assets at beginning of period	1,368,872	903,570
Net assets at end of period	$1,365,297	$1,050,961
Net asset value per common share	$9.81	$9.90
Common shares outstanding at end of period	139,138	106,209
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2014	Six months ended March 31, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$63,806	$49,678
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized depreciation on investments	8,301	6,659
Net unrealized appreciation on secured borrowings	10	—
Net realized gains on investments	(1,666)	(478)
PIK interest income	(11,084)	(7,767)
Recognition of fee income	(29,624)	(24,720)
Accretion of original issue discount on investments	(388)	(283)
Amortization of deferred financing costs	3,441	2,623
Changes in operating assets and liabilities:
Fee income received	28,922	21,148
Increase in interest and fees receivable	(8,298)	(2,596)
(Increase) decrease in due from portfolio company	(4,281)	2,437
(Increase) decrease in receivables from unsettled transactions	(14,788)	1,750
(Increase) decrease in other assets	187	(680)
Increase in accounts payable, accrued expenses and other liabilities	2,925	900
Increase in base management fee payable	3,876	1,018
Increase in incentive fee payable	1,325	1,422
Increase (decrease) in due to FSC CT, Inc.	1,168	(378)
Increase (decrease) in interest payable	1,968	(1,877)
Decrease in payables from unsettled transactions	(31,780)	(16)
Increase in amounts payable to syndication partners	8,028	—
Increase in advances received from portfolio companies	7,729	—
Purchases of investments and net revolver activity	(1,108,320)	(735,531)
Principal payments received on investments (scheduled payments)	23,992	22,328
Principal payments received on investments (payoffs)	106,710	198,463
PIK interest income received in cash	5,714	4,598
Proceeds from the sale of investments	185,916	54,461
Net cash used by operating activities	(756,211)	(406,841)
Cash flows from financing activities:
Distributions paid in cash	(62,194)	(53,595)
Borrowings under SBA debentures payable	43,250	31,750
Borrowings under credit facilities	804,338	575,548
Repayments of borrowings under credit facilities	(415,657)	(403,251)
Proceeds from the issuance of unsecured notes	244,403	72,465
Proceeds from the issuance of common stock	—	151,667
Proceeds from secured borrowings	47,750	—
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment plan	(4,781)	—
Deferred financing costs paid	(1,913)	(3,445)
Offering costs paid	(542)	(522)
Net cash provided by financing activities	654,248	370,617
Net decrease in cash and cash equivalents	(101,963)	(36,224)
Cash and cash equivalents, beginning of period	147,359	74,393
Cash and cash equivalents, end of period	$45,396	$38,169
Supplemental information:
Cash paid for interest	$17,814	$14,371
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$6,189	$4,467
 See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,716	$14,712	$14,769
LC Facility, 8.5% cash due 12/31/2016 (10)			(1)	—
746,114 Series A Preferred Units			13,600	16,705
746,114 Class A Common Stock Units			5,316	9,916
			33,627	41,390
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		14,656	14,656	11,494
First Lien Revolver, 8% cash due 5/31/2016			—	—
596.67 Series A Common Units in TransTrade Holding LLC			—	—
5,200,000 Preferred Units in TransTrade Holding LLC			5,200	—
			19,856	11,494
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		95,028	95,028	95,127
860,000 Class A Units (12)			22,347	27,874
			117,375	123,001
First Star Aviation LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		33,862	33,862	33,966
10,104,401 Common Units			10,105	13,393
			43,967	47,359
First Star Speir Aviation 1 Limited	Airlines
First Lien Term Loan, 9% cash due 7/30/2018 (12)		20,600	20,600	20,600
1,087,445 Common Units (12)			1,087	1,087
			21,687	21,687
First Star Bermuda Aviation Limited	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018 (12)		11,801	11,801	11,801
4,256,042 Common Units (12)			4,256	4,256
			16,057	16,057
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,608	11,608	11,576
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,168	3,168	3,167
First Lien Revolver, 8% cash due 8/1/2016		1,633	1,633	1,633
4,100,000 Class A Common Units			4,100	6,250
			20,509	22,626
Total Control Investments (20.8% of net assets)			$273,078	$283,614
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,053	$9,053	$9,020
1,080,399 shares of Series A Preferred Stock			1,080	3,578
			10,133	12,598
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		2,522	2,511	2,547
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,005	25,980	25,979
4,668,788 Shares of Preferred Stock			—	591
			28,491	29,117
Total Affiliate Investments (3.1% of net assets)			$38,624	$41,715
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units			$43	$211
			43	211
Thermoforming Technology Group LLC (formerly Capital Equipment Group, Inc.)	Industrial machinery
2.28% membership interest			849	837
			849	837
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		$4,227	$4,225	$4,150
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		11,008	11,008	11,013
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,267
			17,499	17,430
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		32,750	32,735	32,795
414,419 Common Units (6)			598	1,252
			33,333	34,047
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			436	340
			436	340
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			678	620
			678	620
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		5,446	5,414	5,449
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,496	9,453	9,507
			14,867	14,956
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		11,250	11,185	11,246
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,014	15,947	15,966
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		2,500	2,476	2,500
			29,608	29,712
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015 (14)		2,906	2,821	2,905
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015 (14)		11,000	10,916	10,998
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015 (14)		4,000	3,969	4,000
			17,706	17,903
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,438
			3,393	7,438
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015 (14)		17,755	16,778	14,316
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (10)(14)			(25)	—
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	—
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	—
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			19,389	14,316
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			361	263
			361	263
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018 (14)		25,487	25,372	25,652
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 6/27/2018 (14)		13,327	13,261	13,301
Acquisition Line, LIBOR+5.75% cash due 6/27/2015 (14)		9,100	9,100	9,100
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)(14)			(32)	—
			47,701	48,053

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016 (14)		$11,330	$11,168	$11,297
			11,168	11,297
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	452
			265	452
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		5,197	5,133	5,152
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		22,030	21,786	21,306
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		3,000	2,938	3,000
			29,857	29,458
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (15)		34,223	33,850	33,510
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/31/2014 (15)			—	—
			33,850	33,510
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% (1.75% floor) cash due 12/31/2016 (16)		16,894	16,208	16,924
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 12/31/2016 (16)		38,700	38,393	38,648
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (16)		1,266	1,143	1,266
			55,744	56,838
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (17)		23,017	22,857	22,838
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 9/30/2018 (17)		33,111	32,819	32,623
First Lien Term Loan C, 12% cash due 12/31/2014		5,528	5,528	5,535
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (17)		4,400	4,336	4,400
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
500.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	546
			66,845	65,942
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (12)			649	708
			649	708
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (16)		28,153	28,087	28,162
Subordinated Term Loan, 11.75% cash 2% PIK due 10/10/2017		12,096	12,051	12,007
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (16)		533	500	533
			40,638	40,702
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		20,308	20,230	20,251
First Lien Revolver, LIBOR+6% cash due 11/4/2018 (14)		750	732	750
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		250	250	250
			21,212	21,251
Milestone Partners IV, LP	Multi-sector holdings
0.85% limited partnership interest (12)			709	756
			709	756
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017 (15)		13,517	13,452	13,561
			13,452	13,561
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,500	29,344	29,666
317,282.97 Class A Units			317	377
			29,661	30,043
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			750	897
			750	897
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016 (15)		$12,285	$12,228	$12,291
			12,228	12,291
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,571	16,496	16,657
264.37 Class A Preferred Units			115	117
2,954.87 Class A Common Units (6)			36	425
			16,647	17,199
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016 (14)		7,800	7,734	7,847
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (14)		750	740	750
			8,474	8,597
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (15)		8,550	8,550	8,572
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		13,104	13,032	13,258
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (15)		167	167	167
500,000 Preferred Units (6)			261	289
500,000 Class A Common Units			25	804
			22,035	23,090
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (6)(12)			518	333
			518	333
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		27,149	26,983	27,646
			26,983	27,646
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			418	354
			418	354
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (18)		10,355	10,268	10,464
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,947	7,037
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(18)			(38)	—
			17,177	17,501
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		8,960	8,894	8,985
			8,894	8,985
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,425	14,506
17,391 Shares of Series A-1 Preferred Stock			313	403
17,391 Shares of Common Stock			187	50
			14,925	14,959
BMC Acquisition, Inc.	Diversified financial services
500 Series A Preferred Shares			499	532
50,000 Common Shares			1	—
			500	532
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (15)		10,046	9,992	9,993
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(15)			(6)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	298
			10,236	10,291
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (15)		17,000	17,000	17,156
			17,000	17,156
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017 (17)		$27,000	$26,996	$27,479
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)(17)			(1)	—
75,000 Class A Common Units of IDS Investments, LLC			750	655
			27,745	28,134
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		17,856	17,849	18,022
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017 (14)		12,000	11,997	12,082
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		1,000	997	1,000
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	2,835
			32,343	33,939
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+7% (1.5% floor) cash due 6/28/2017 (15)		8,795	8,795	8,758
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,974	17,974	18,069
			26,769	26,827
Vitalyst Holdings, Inc. (formerly known as PC Helps Support, LLC)	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,947	18,947	19,033
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	573
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,697	19,606
Olson + Co., Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)		13,506	13,506	13,510
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)			—	—
			13,506	13,510
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			391	370
			391	370
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (15)		25,000	25,000	25,463
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (15)			—	—
			25,000	25,463
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (15)		25,000	25,000	25,486
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (15)			—	—
			25,000	25,486
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	2,281
			1,500	2,281
SumTotal Systems, LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019 (15)		20,000	20,000	19,973
			20,000	19,973
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,255	14,255	14,563
20,000 Common Shares in MCP CPS Group Holdings, Inc. (6)			2,000	2,578
			16,255	17,141
Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017 (14)		21,094	21,075	21,092
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017 (14)		11,333	11,323	11,335
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017 (10)(14)			(4)	—
			32,394	32,427
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018 (15)		7,078	7,078	7,089
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,057	5,057	5,122
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (15)		606	606	606
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc. (continued)
4,950,000 Preferred Units in GRG Holdings, LP			$495	$288
50,000 Common Units in GRG Holdings, LP			5	—
			13,241	13,105
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017 (18)		$59,350	59,329	59,985
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017 (18)		27,902	27,893	28,093
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (18)		3,000	2,997	3,000
			90,219	91,078
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,704	12,704	12,732
500 Class A Common Units in Omniplex Holdings Corp.			500	553
			13,204	13,285
Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,906	15,906	15,884
			15,906	15,884
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (15)		21,500	21,500	21,822
			21,500	21,822
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (15)		7,000	7,000	7,048
			7,000	7,048
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (16)		90,989	90,945	91,341
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(16)			(2)	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			1,811	1,295
			92,754	92,636
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,800	14,800	15,014
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	603
			15,357	15,617
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		11,400	11,400	11,396
			11,400	11,396
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			602	575
			602	575
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015 (15)		9,238	9,238	9,228
			9,238	9,228
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(15)			(546)	—
			(546)	—
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (15)		24,000	24,000	24,392
			24,000	24,392
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (15)		10,475	10,439	10,461
			10,439	10,461
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018 (15)		15,000	15,000	15,070
			15,000	15,070
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018 (15)		$93,831	$93,769	$93,623
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018 (15)		4,000	3,993	4,000
			97,762	97,623
Joerns Healthcare, LLC (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018 (15)		20,000	20,000	19,923
			20,000	19,923
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			663	562
			663	562
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (11)(12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,468
			13,250	13,468
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019 (16)		8,750	8,750	8,844
			8,750	8,844
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (17)		2,150	2,148	2,150
			2,148	2,150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (15)		9,918	9,918	9,946
			9,918	9,946
Personable Holdings, Inc.	Other diversified financial services
First Lien Term Loan, LIBOR+6% (1.25% floor) cash due 5/16/2018 (15)		10,828	10,828	10,869
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 5/16/2018 (15)		2,267	2,267	2,267
			13,095	13,136
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (15)		13,500	13,500	13,512
			13,500	13,512
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (15)		32,000	32,000	31,019
50,000 Common Units in AB Group Holdings, LP			500	201
			32,500	31,220
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(19)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(19)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		17,500	17,298	17,471
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	213
			17,511	17,684
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		23,813	23,795	23,902
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		3,550	3,547	3,550
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		272	268	272
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,039
			28,610	28,763
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (20)			—	—
			—	—
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CT Technologies Intermediate Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/4/2020 (15)		$12,000	$12,000	$12,009
			12,000	12,009
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (15)		45,000	44,978	45,104
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)(15)			(3)	—
2,000,000 Common Units in T5 Investment Vehicle, LLC (6)			2,000	2,229
			46,975	47,333
Epic Health Services, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (15)		25,000	25,000	25,038
			25,000	25,038
Kason Corporation	Industrial machinery
Subordinated Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,645	5,645	5,646
450 Class A Preferred Units in Kason Investment, LLC			450	434
5,000 Class A Common Units in Kason Investment, LLC			50	—
			6,145	6,080
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		75,000	74,985	75,043
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		7,000	6,998	7,000
First Lien Delayed Draw Term Loan, LIBOR+7.5% (1% floor) cash due 4/30/2015 (10)(14)			(33)	—
			81,950	82,043
SPC Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			428	359
			428	359
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (15)		24,000	24,000	24,027
			24,000	24,027
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		27,024	27,024	27,035
2,500,000 Class A Common Units in Vandelay Industries, LP			2,500	2,975
			29,524	30,010
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (20)		4,988	4,988	4,989
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (20)		8,000	8,000	7,999
			12,988	12,988
Renaissance Learning, Inc.	Education services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 5/13/2021 (15)		16,000	16,000	16,053
			16,000	16,053
SugarSync, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (0.5% floor) cash due 11/18/2016 (14)		6,500	6,500	6,470
			6,500	6,470
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (15)		13,600	13,600	13,631
			13,600	13,631
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (21)		20,869	20,843	20,860
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(21)			(3)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,015
			21,840	21,875
Med-Data, Incorporated	Diversified support services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 11/22/2018 (17)		39,750	39,724	39,816
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 11/22/2018 (10)(17)			(3)	—
			39,721	39,816

See notes to Consolidated Financial Statements

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (17)		$50,433	$50,407	$50,430
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (10)(17)			(3)	—
			50,404	50,430
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (12)			300	266
			300	266
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Subordinated Term Loan, 10% cash 2% PIK due 6/23/2019		12,066	12,066	12,074
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,261
			15,066	15,335
Lift Brands, Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		79,500	79,447	79,513
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		4,000	3,987	4,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,141
			85,434	85,654
Tailwind Capital Partners II, LP	Multi-sector holdings
0.3% limited partnership interest (6)(12)			378	378
			378	378
Long's Drugs Incorporated	Pharmaceuticals
Subordinated Term Loan, 11% cash 1% PIK due 1/31/2020		9,470	9,470	9,470
50 Series A Preferred Shares in TWL Holdings Corp.			500	500
			9,970	9,970
American Cadastre, LLC	Systems software
First Lien Revolver, LIBOR+5% (1% floor) cash due 8/14/2015 (14)		3,220	3,212	3,220
			3,212	3,220
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,689	19,689
474,308 Common Stock Warrants (exercise price $2.53)			321	321
			20,010	20,010
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,000
			20,000	20,000
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,900	4,900
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	105
			5,005	5,005
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		65,000	64,923	65,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		250	244	250
200,000 Class A Units in CIP OCL Investments, LLC			2,000	2,000
			67,167	67,250
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,640	14,640
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	367
			15,007	15,007
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (15)		18,000	18,000	18,000
			18,000	18,000
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (15)		3,000	3,000	3,000
			3,000	3,000
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Desert NDT, LLC	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/26/2019 (16)		$133,000	$132,959	$133,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/26/2019 (10)(16)			(5)	—
			132,954	133,000
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (15)		33,103	33,063	33,103
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (15)		720	713	720
			33,776	33,823
Total Military Management, Inc.	Air freight and logistics
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)		13,429	13,429	13,429
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
First Lien Revolver, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
			13,429	13,429
Flexera Software LLC	Internet software & services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 4/2/2021 (15)		3,900	3,900	3,900
			3,900	3,900
Total Non-Control/Non-Affiliate Investments (172.8% of net assets)			$2,347,502	$2,358,969
Total Portfolio Investments (196.6% of net assets)			$2,659,204	$2,684,298
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Joerns Healthcare, LLC	February 12, 2014	+ 0.5% on Term Loan		Per loan amendment
Olson + Co., Inc.	December 13, 2013	+ 0.25% on Term Loan & Revolver		Per loan amendment
Phoenix Brands Merger Sub LLC	November 21, 2013	+ 2.75% on Senior Term Loan, Revolver and Subordinated Term Loan		Per loan agreement
TransTrade Operators, Inc.	October 1, 2013	- 11.0% on Term Loan	+ 11.0% on Term Loan	Per loan amendment
HealthDrive Corporation	October 1, 2013	- 4.0% on Term Loan A - 6.0% on Term Loan B	+ 6.0% on Term Loan A + 7.0% on Term Loan B	Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	– 2.0% on Term Loan A – 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Schedule of Investments. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(14)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2014
(unaudited)

(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day, 90-day or 180-day LIBOR, at the borrower's option.

(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day or 90-day LIBOR, at the borrower's option.

(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day or 60-day LIBOR, at the borrower's option.

(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.

(20)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 90-day or 180-day LIBOR, at the borrower's option.

(21)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day or 90-day LIBOR, at the borrower's option.
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,494	$14,480	$14,499
LC Facility, 8.5% cash due 12/31/2016 (10)			(5)	—
746,114 Series A Preferred Units			12,786	15,891
746,114 Class A Common Stock Units			5,316	10,529
			32,577	40,919
TransTrade Operators, Inc.	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		13,660	13,660	13,524
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			3,033	539
			16,693	14,063
HFG Holdings, LLC	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		93,135	93,135	93,297
860,000 Class A Units (12)			22,347	22,346
			115,482	115,643
First Star Aviation LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		19,211	19,211	19,211
5,264,207 Common Units			5,264	5,264
			24,475	24,475
Eagle Hospital Physicians, LLC (13)	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,150	11,150	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,041	3,041	3,050
First Lien Revolver, 8% cash due 8/1/2016			—	—
4,100,000 Class A Common Units			4,100	6,203
			18,291	20,402
Total Control Investments (15.7% of net assets)			$207,518	$215,502
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,256
			1,080	3,256
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (15)		$3,223	3,219	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		25,515	25,508	25,317
4,668,788 Shares of Preferred Stock			—	87
			28,727	28,676
Total Affiliate Investments (2.3% of net assets)			$29,807	$31,932
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 12/27/2015		$4,007	4,007	4,003
33,786 shares of Common Stock			345	1,206
			4,352	5,209
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,200	7,170	7,297
			7,170	7,297
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		4,151	4,148	4,213
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		10,573	10,573	10,497
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,266
			16,987	16,976

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		$33,500	$33,468	$33,527
414,419 Common Units (6)			598	1,317
			34,066	34,844
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (6)(12)			362	325
			362	325
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			713	658
			713	658
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2015 (15)		6,551	6,498	6,616
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/30/2015 (15)		9,424	9,362	9,510
First Lien Revolver, LIBOR+6% (3% floor) cash due 4/30/2015 (10)(15)		—	(13)	—
			15,847	16,126
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (15)		11,500	11,398	11,522
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (15)		16,013	15,913	15,999
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (15)		500	463	500
			27,774	28,021
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015 (15)		3,720	3,596	3,721
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015 (15)		11,000	10,882	11,011
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015 (15)		4,000	3,957	4,000
			18,435	18,732
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,695
			3,393	7,695
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) 3% PIK due 12/7/2015 (15)		17,576	16,307	17,514
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (10)(15)			(33)	—
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	419
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	—
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			18,910	17,933

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			$214	$121
			214	121
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018 (15)		$38,809	38,702	38,864
First Lien Term Loan B, LIBOR+10% (1% floor) 1.5% PIK due 6/27/2018 (15)		15,752	15,682	15,899
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)(15)			(34)	—
			54,350	54,763
Saddleback Fence and Vinyl Products, Inc. (9)	Building products
First Lien Term Loan, 8% cash due 11/30/2013		635	635	635
First Lien Revolver, 8% cash due 11/30/2013		100	100	100
			735	735
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016 (15)		11,435	11,266	11,399
First Lien Revolver, LIBOR+6% cash due 1/4/2016 (10)(15)			(20)	—
			11,246	11,399
Cardon Healthcare Network, LLC	Diversified support services
65,903 Class A Units			250	523
			250	523
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (16)		5,518	5,432	5,423
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		21,610	21,323	20,842
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (16)		3,000	2,922	3,000
			29,677	29,265
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (16)		35,148	34,717	34,988
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/31/2014 (16)			—	—
			34,717	34,988
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+9% (1.75% floor) cash due 12/31/2016 (17)		9,950	9,950	9,956
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 12/31/2016 (17)		38,900	38,546	38,838
			48,496	48,794
Refac Optical Group (14)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (18)		24,674	24,510	24,923
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 9/30/2018 (18)		32,932	32,639	33,205
First Lien Term Loan C, 12% cash due 12/31/2014		10,000	10,000	10,013
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (10)(18)			(69)	—
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
500.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	884
			68,385	69,025
GSE Environmental, Inc. (9)	Environmental & facilities services
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/27/2016 (16)		8,812	8,755	8,113
			8,755	8,113
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (12)			649	728
			649	728

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (17)		$28,914	$28,828	$29,462
Subordinated Term Loan, 11.75% cash 2% PIK due 10/10/2017		11,976	11,921	12,004
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (10)(17)			(40)	—
			40,709	41,466
Stackpole Powertrain International Holding, L.P.	Auto parts & equipment
1,000 Common Units (12)			1,000	3,200
			1,000	3,200
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan A, LIBOR+7.5% cash due 8/8/2016 (15)		5,756	5,706	5,761
First Lien Term Loan B, 12% cash 3% PIK due 8/8/2016 (15)		6,606	6,559	6,608
First Lien Revolver, LIBOR+7% cash due 8/8/2016 (15)		3,000	2,977	3,000
			15,242	15,369
CTM Group, Inc.	Leisure products
Subordinated Term Loan A, 11% cash 2% PIK due 2/10/2017		10,966	10,896	11,024
Subordinated Term Loan B, 18.4% PIK due 2/10/2017		4,553	4,532	4,559
			15,428	15,583
Milestone Partners IV, LP	Multi-sector holdings
0.86% limited partnership interest (6)(12)			586	638
			586	638
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017 (16)		13,517	13,439	13,607
			13,439	13,607
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,263	29,084	29,535
317,282.97 Class A Units			317	404
			29,401	29,939
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			476	569
			476	569
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.25% floor) cash due 9/7/2016 (16)		12,448	12,379	12,454
			12,379	12,454
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		12,316	12,231	12,439
264.37 Class A Preferred Units			264	304
2,954.87 Class A Common Units			36	246
			12,531	12,989
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016 (15)		8,069	8,005	8,166
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (10)(15)			(12)	—
			7,993	8,166
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (16)		8,775	8,775	8,797
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		12,973	12,890	13,206
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (16)			—	—
500,000 Preferred units (6)			261	275
500,000 Class A Common Units			25	466
			21,951	22,744

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.15% limited partnership interest (6)(12)			$329	$361
			329	361
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		$26,741	26,553	27,445
			26,553	27,445
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (12)			288	239
			288	239
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (19)		10,718	10,622	10,834
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,941	7,078
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(19)			(42)	—
			17,521	17,912
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		9,551	9,476	9,791
			9,476	9,791
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,415	14,503
17,391 Shares of Series A-1 Preferred Stock			313	174
17,391 Shares of Common Stock			187	—
			14,915	14,677
BMC Acquisition, Inc.	Diversified financial services
Senior Term Loan, LIBOR+5.5% (1% floor) cash due 5/1/2017 (16)		5,315	5,285	5,311
Senior Revolver, LIBOR+5% (1% floor) cash due 5/1/2017 (10)(16)			(7)	—
500 Series A Preferred Shares			500	534
50,000 Common Shares			1	—
			5,779	5,845
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (16)		10,593	10,529	10,580
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(16)			(6)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	334
			10,773	10,914
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (16)		17,000	17,000	17,288
			17,000	17,288

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017 (18)		$27,000	$26,975	$27,521
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)(18)			(5)	—
75,000 Class A Common Units of IDS Investments, LLC			750	755
			27,720	28,276
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (15)		18,345	18,317	18,523
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017 (15)		12,000	11,988	12,089
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(15)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,755
			31,795	34,367
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 6/28/2017 (16)		8,988	8,988	9,056
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		17,839	17,839	18,200
			26,827	27,256
PC Helps Support, LLC	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		18,804	18,804	18,989
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	674
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,554	19,663
Olson + Co., Inc.	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (16)		12,853	12,853	12,853
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (16)			—	—
			12,853	12,853
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (16)		25,000	25,000	25,415
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (16)		1,333	1,333	1,333
			26,333	26,748
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (16)		25,000	25,000	25,130
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (16)			—	—
			25,000	25,130
Dexter Axle Company	Auto parts & equipment
Subordinated Term Loan, 11.25% cash 2% PIK due 11/1/2019		30,561	30,561	31,009
1,500 Common Shares in Dexter Axle Holding Company			1,500	1,795
			32,061	32,804
IG Investments Holdings, LLC	IT consulting & other services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 10/31/2020 (16)		10,000	10,000	10,059
			10,000	10,059

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
SumTotal Systems, LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019 (16)		$20,000	$20,000	$20,015
			20,000	20,015
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,148	14,148	14,401
20,000 Common Shares in MCP CPS Group Holdings, Inc. (6)			2,000	2,036
			16,148	16,437
Reliance Communications, LLC	Internet software & services
First Lien Term Loan A, LIBOR+7% (1% floor) cash due 12/18/2017 (15)		21,774	21,769	21,898
First Lien Term Loan B, LIBOR+11.5% (1% floor) cash due 12/18/2017 (15)		11,333	11,331	11,398
First Lien Revolver, LIBOR+7% (1% floor) cash due 12/18/2017 (15)		2,250	2,249	2,250
			35,349	35,546
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018 (16)		7,264	7,264	7,283
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,019	5,019	5,025
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (16)		1,250	1,250	1,250
4,950,000 Preferred Units in GRG Holdings, LP			495	489
50,000 Common Units in GRG Holdings, LP			5	—
			14,033	14,047
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017 (19)		36,662	36,656	37,173
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017 (19)		19,605	19,603	19,888
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)(19)			(1)	—
			56,258	57,061
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,624	12,624	12,627
500 Class A Common Units in Omniplex Holdings Corp.			500	477
			13,124	13,104
Dominion Diagnostics, LLC	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,746	15,746	16,016
			15,746	16,016
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (16)		21,500	21,500	21,957
			21,500	21,957
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (16)		7,000	7,000	7,067
			7,000	7,067
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (17)		112,575	112,555	112,760
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(17)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P. (6)			2,000	2,123
			114,554	114,883
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		$10,094	$10,094	$10,229
50,000 Class A Units in CIP CoAdvantage Investments LLC			500	400
			10,594	10,629
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		11,062	11,062	10,961
			11,062	10,961
Vestcom International, Inc.	Data processing & outsourced services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 12/26/2018 (16)		9,950	9,950	10,010
			9,950	10,010
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			472	517
			472	517
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015 (16)		9,619	9,619	9,618
			9,619	9,618
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (16)		1,000	379	1,000
			379	1,000
SESAC Holdco II LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/28/2019 (16)		4,000	4,000	4,097
			4,000	4,097
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (16)		24,000	24,000	24,454
			24,000	24,454
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (16)		10,475	10,435	10,482
			10,435	10,482
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 3/26/2018 (16)		15,000	15,000	15,106
			15,000	15,106
ISG Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 3/28/2018 (16)		95,000	94,972	95,111
First Lien Revolver, LIBOR+8% (1% floor) cash due 3/28/2018 (16)		4,000	3,997	4,000
			98,969	99,111
Joerns Healthcare, LLC	Healthcare services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 9/28/2018 (16)		20,000	20,000	19,965
			20,000	19,965
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			208	139
			208	139
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (11)(12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,285
			13,250	13,285
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Harden Healthcare, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.5% (1.25% floor) cash due 5/1/2018 (16)		$8,888	$8,888	$8,929
			8,888	8,929
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019 (17)		8,750	8,750	8,757
			8,750	8,757
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (18)		150	148	150
			148	150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (16)		12,968	12,968	12,973
			12,968	12,973
Personable Holdings, Inc.	Other diversified financial services
First Lien Term Loan, LIBOR+6% (1.25% floor) cash due 5/16/2018 (16)		11,109	11,109	11,109
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 5/16/2018 (16)			—	—
			11,109	11,109
Ikaria Acquisition, Inc.	Healthcare services
First Lien Term Loan B, LIBOR+6% (1.25% floor) cash due 7/3/2018 (16)		9,875	9,875	9,875
Second Lien Term Loan, LIBOR+9.75% (1.25% floor) cash due 7/3/2019 (16)		8,000	8,000	8,000
			17,875	17,875
Blue Coat Systems, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 6/28/2020 (16)		10,000	10,000	10,000
			10,000	10,000
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (16)		20,000	20,000	20,000
			20,000	20,000
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (16)		32,000	32,000	32,000
50,000 Common Units in AB Group Holdings, LP			500	500
			32,500	32,500
Digital Insight Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+4.25% (1.25% floor) cash due 8/1/2019 (16)		5,000	5,000	5,000
Second Lien Term Loan, LIBOR+8.25% (1.25% floor) cash due 8/1/2020 (16)		20,000	20,000	20,000
			25,000	25,000
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(20)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(20)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		12,500	12,500	12,500
			12,500	12,500
Total Non-Control/Non-Affiliate Investments (120.2% of net assets)			$1,622,326	$1,645,612
Total Portfolio Investments (138.3% of net assets)			$1,859,651	$1,893,046

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Phoenix Brands Merger Sub LLC	July 31, 2013	+ 2.25% on Senior Term Loan + 2.25% on Revolver + 0.75% on Subordinated Term Loan		Per loan agreement
GSE Environmental, Inc.	July 30, 2013	+ 2.0% on Term Loan		Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 12, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment
Capital Equipment Group, Inc.	November 30, 2012		- 1.25% on Term Loan	Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	- 2.0% on Term Loan A - 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)	Eagle Hospital Physicians, LLC, is the successor entity to Eagle Hospital Physicians, Inc. and was formed as part of the restructuring process.

(14)
Prior to fiscal year end, the Company closed on a $33.4 million incremental investment in Refac Optical Group that had not yet settled as of September 30, 2013. As such, this amount was recorded in "Payables from unsettled transactions" in the Statement of Assets and Liabilities.

(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day, 90-day or 180-day LIBOR, at the borrower's option.

(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day, 60-day or 90-day LIBOR, at the borrower's option.

(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.

(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day or 60-day LIBOR, at the borrower's option.

(20)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to180-day LIBOR.
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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that occurred from inception through March 31, 2014:

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
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of March 31, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.3 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $62.8 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.323% as of March 31, 2014.
For the three and six months ended March 31, 2014, the Company recorded interest expense of $2.0 million and $4.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.68 billion and $1.89 billion at March 31, 2014 and September 30, 2013, respectively. The portfolio investments represent 196.6% and 138.3% of net assets at March 31, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
Assets and liabilities recorded at fair value in the Company’s Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
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
The fair value of each of the Company’s investments at March 31, 2014 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer in the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $2.2 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company’s compliance per the terms of the credit agreement with the Company. Additionally, the Company has $5.8 million that was held at Wells Fargo Bank, National Association ("Wells Fargo") which represents collateral for standby letters of credit issued to portfolio companies under the Wells Fargo facility (as defined in Note 6 — Lines of Credit) which was terminated on February 21, 2014.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the six months ended March 31, 2014.

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
Secured Borrowings:
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option as of February 19, 2014, and elected the fair value option for its secured borrowings which have a cost basis of $47.8 million in the aggregate. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08 “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. As such, the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company anticipates no impact from adopting this standard on the Company’s consolidated financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.
Note 3. Portfolio Investments
At March 31, 2014, 196.6% of net assets or $2.68 billion was invested in 124 portfolio investments and 3.3% of net assets or $45.4 million was invested in cash and cash equivalents. In comparison, at September 30, 2013, 138.3% of net assets or $1.89 billion was invested in 99 portfolio investments and 10.8% of net assets or $147.4 million was invested in cash and cash equivalents. As of March 31, 2014, 83.2% of the Company’s portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests, limited liability company interests or warrants. These equity instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2014, the Company recorded net realized gains (losses) of $(1.5) million and $1.7 million, respectively. During the three and six months ended March 31, 2013, the Company recorded net realized gains (losses) of $(0.1) million and $0.5 million, respectively. During the three and six months ended March 31, 2014, the Company recorded net unrealized depreciation of $2.6 million and $8.3 million, respectively. During the three and six months ended March 31, 2013, the Company recorded net unrealized appreciation (depreciation) of $2.7 million and $(6.7) million, respectively.
The composition of the Company’s investments as of March 31, 2014 and September 30, 2013 at cost and fair value was as follows:

	March 31, 2014		September 30, 2013
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,547,864	$2,551,371	$1,779,201	$1,793,463
Investments in equity securities	111,340	132,927	80,450	99,583
Total	$2,659,204	$2,684,298	$1,859,651	$1,893,046
The composition of the Company’s debt investments as of March 31, 2014 and September 30, 2013 at fixed rates and floating rates was as follows:

	March 31, 2014		September 30, 2013
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$662,936	25.98%	$584,876	32.61%
Floating rate debt securities	1,888,435	74.02	1,208,587	67.39
Total	$2,551,371	100.00%	$1,793,463	100.00%

 The following table presents the financial instruments carried at fair value as of March 31, 2014, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$2,234,355	$2,234,355
Investments in debt securities (subordinated)	—	—	287,516	287,516
Investments in debt securities (collateralized loan obligation, or CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	25,852	25,852
Investments in equity securities (common and other)	—	—	107,075	107,075
Total investments at fair value	$—	$—	$2,684,298	$2,684,298
Secured borrowings relating to senior secured debt investments	—	—	$47,760	$47,760
Total liabilities at fair value	$—	$—	$47,760	$47,760
The following table presents the financial instruments carried at fair value as of September 30, 2013, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,467,665	$1,467,665
Investments in debt securities (subordinated)	—	—	296,298	296,298
Investments in debt securities (CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	25,648	25,648
Investments in equity securities (common and other)	—	—	73,935	73,935
Total investments at fair value	$—	$—	$1,893,046	$1,893,046
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
The following table provides a roll-forward in the changes in fair value from December 31, 2013 to March 31, 2014, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total	Secured Borrowings
Fair value as of December 31, 2013	$1,928,209	$304,033	$29,500	$25,952	$89,018	$2,376,712	$—
New investments & net revolver activity	432,258	14,091	—	1,585	10,269	458,203	—
Proceeds from secured borrowings	—	—	—	—	—	—	47,750
Redemptions/repayments	(121,777)	(30,000)	—	(189)	—	(151,966)	—
Net accrual of PIK interest income	2,939	635	—	407	—	3,981	—
Accretion of original issue discount	223	—	—	—	—	223	—
Net change in unearned income	208	65	—	—	—	273	—
Net unrealized appreciation (depreciation) on investments	(7,160)	(1,308)	—	(1,903)	7,788	(2,583)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	10
Unrealized adjustments due to deal exits	(545)	—	—	—	—	(545)	—
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
Net unrealized appreciation/depreciation relating to Level 3 assets and liabilities still held at March 31, 2014 and reported within net unrealized appreciation/depreciation in the Consolidated Statement of Operations for the three months ended March 31, 2014	$(7,705)	$(1,308)	$—	$(1,903)	$7,788	$(3,128)	$10
The following table provides a roll-forward in the changes in fair value from December 31, 2012 to March 31, 2013 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total
Fair value as of December 31, 2012	$1,224,432	$298,563	$—	$25,912	$31,541	$1,580,448
New investments & net revolver activity	323,477	10,600	—	2,000	647	336,724
Redemptions/repayments	(171,601)	—	—	(2,310)	—	(173,911)
Net accrual of PIK interest income	(832)	1,462	—	(871)	—	(241)
Accretion of original issue discount	151	—	—	—	—	151
Net change in unearned income	1,516	86	—	—	—	1,602
Net unrealized appreciation (depreciation)	(4,344)	630	—	(36)	6,430	2,680
Unrealized adjustments due to deal exits	1,754	—	—	(120)	(192)	1,442
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of March 31, 2013	$1,374,553	$311,341	$—	$24,575	$38,426	$1,748,895
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended March 31, 2013	$(2,590)	$630	$—	$(156)	$6,238	$4,122

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2013 to March 31, 2014, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,041,596	35,837	—	3,117	27,794	1,108,344	—
Proceeds from secured borrowings	—	—	—	—	—	—	47,750
Redemptions/repayments	(270,320)	(43,757)	—	(339)	(2,695)	(317,111)	—
Net accrual of PIK interest income	4,413	143	—	814	—	5,370	—
Accretion of original issue discount	388	—	—	—	—	388	—
Net change in unearned income	209	221	—	—	—	430	—
Net unrealized appreciation (depreciation) on investments	(9,372)	(1,382)	—	(3,388)	5,841	(8,301)	—
Net unrealized appreciation on secured borrowings	—	—	—	—		—	10
Unrealized adjustments due to deal exits	(224)	156	—	—	2,200	2,132	—
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
Net unrealized appreciation/depreciation relating to Level 3 assets and liabilities still held at March 31, 2014 and reported within net unrealized appreciation/depreciation in the Consolidated Statement of Operations for the six months ended March 31, 2014	$(9,596)	$(1,226)	$—	$(3,388)	$8,041	$(6,169)	$10
The following table provides a roll-forward in the changes in fair value from September 30, 2012 to March 31, 2013 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common and Other Equity	Total
Fair value as of September 30, 2012	$1,035,750	$205,447	$24,240	$22,671	$1,288,108
New investments & net revolver activity	625,312	101,843	2,670	5,706	735,531
Redemptions/repayments	(274,781)	—	(2,310)	—	(277,091)
Net accrual of PIK interest income	1,268	2,572	(671)	—	3,169
Accretion of original issue discount	283	—	—	—	283
Net change in unearned income	3,064	171	—	—	3,235
Net unrealized appreciation (depreciation)	(18,973)	1,308	765	10,241	(6,659)
Unrealized adjustments due to deal exits	2,630	—	(119)	(192)	2,319
Transfer into (out of) Level 3	—	—	—	—	—
Fair value as of March 31, 2013	$1,374,553	$311,341	$24,575	$38,426	$1,748,895
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the six months ended March 31, 2013	$(16,384)	$1,308	$646	$10,049	$(4,381)
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of March 31, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$2,220,039	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(4.0)%	-	14.0%	1.9%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.1)%	-	2.3%	0.2%
	14,316	Market and income approach	Weighted average cost of capital		25.0%	-	25.0%	25.0%
			Company specific risk premium	(a)	10.0%	-	10.0%	10.0%
			Revenue growth rate		(10.0)%	-	(10.0)%	(10.0)%
Subordinated debt	287,516	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	11.0%	4.7%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.1)%	-	1.1%	0.1%
CLO debt	29,500	Bond yield approach	Credit spread		11.3%	-	11.8%	11.6%
			Discount rate		13.5%	-	14.0%	13.7%
Preferred, common and other equity	132,927	Market and income approach	Weighted average cost of capital		13.0%	-	30.0%	18.7%
			Company specific risk premium	(a)	1.0%	-	15.0%	3.4%
			Revenue growth rate		0.0%	-	42.3%	11.0%
			EBITDA multiple	(b)	2.6x	-	14.5x	10.0x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
			Book value multiple	(b)	0.9x	-	1.1x	1.0x
Total	$2,684,298

Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$47,760	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(3.6)%	-	(3.0)%	(3.4)%
			Size premium	(a)	0.5%	-	2.0%	0.9%
			Industry premium/(discount)	(a)	(0.2)%	-	1.0%	0.7%
Total	$47,760

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowing.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2013:

Asset	Fair Value		Valuation Technique	Unobservable Input	Range				Weighted Average (d)
Senior secured debt	$1,467,665		Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.5%
				Tranche specific risk premium/(discount)	(a)	(4.0)%	-	13.0%	2.0%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.1)%	-	3.3%	0.3%
Subordinated debt	296,298		Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
				Tranche specific risk premium	(a)	1.0%	-	11.0%	4.7%
				Size premium	(a)	0.5%	-	2.0%	1.1%
				Industry premium/(discount)	(a)	(1.0)%	-	1.4%	0.0%
CLO debt	29,500	(c)	Recent market transaction	Market yield		11.4%		11.4%	11.4%
Preferred, common and other equity	99,583		Market and income approach	Weighted average cost of capital		11.0%	-	31.0%	17.4%
				Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
				Revenue growth rate		0.6%	-	81.9%	8.4%
				EBITDA multiple	(b)	5.4x	-	15.3x	7.4x
				Revenue multiple	(b)	4.1x		5.3x	4.7x
				Book value multiple	(b)	0.9x		1.1x	1.0x
Total	$1,893,046

(a)	Used when market participant would take into account this premium or discount when pricing the investment.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	The Company's $29.5 million CLO debt investment in Salus CLO 2012-1, Ltd. was valued at its acquisition price as it closed near fiscal year end.

(d)	Weighted averages are calculated based on fair value of investments.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$576,681	$576,681	$—	$—	$576,681
SBA debentures payable	225,000	196,137	—	—	196,137
Unsecured convertible notes payable	115,000	122,619	—	—	122,619
Unsecured notes payable	409,878	412,603	—	156,603	256,000
Total	$1,326,559	$1,308,040	$—	$156,603	$1,151,437

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
The Company utilizes the bond yield approach to estimate the fair values of its SBA debentures payable, which are included in Level 3 of the hierarchy. Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flows streams for the debentures. The Company reviews various sources of data involving investments with similar characteristics and assesses the information in the valuation process.
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its unsecured notes payable and its 4.875% unsecured notes due 2019, which are included in Level 3 of the hierarchy.
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which trade under the symbol “FSCE” on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Stock Exchange, respectively. As such, these securities are included in Level 2 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $221.4 million and $149.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2014 and September 30, 2013 is shown in the table below:

	March 31, 2014	September 30, 2013
Lift Brands Holdings, Inc.	$16,000	$—
BMC Software Finance, Inc.	15,000	—
Desert NDT, LLC	15,000	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
Deltek, Inc.	9,880	8,667
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,337	9,792
InMotion Entertainment Group, LLC	8,273	—
Yeti Acquisition, LLC	6,500	7,500
ISG Services, LLC	6,000	6,000
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	—
I Drive Safely, LLC	5,000	5,000
Adventure Interactive, Corp.	5,000	5,000
First American Payment Systems, LP	5,000	5,000
Reliance Communications, LLC	5,000	2,750
All Web Leads, Inc.	5,000	—
OnCourse Learning Corporation	4,750	—
Integrated Petroleum Technologies, Inc.	4,678	—
Discovery Practice Management, Inc.	4,589	1,000
World 50, Inc.	4,000	4,000
Refac Optical Group	3,600	8,000
Charter Brokerage, LLC	3,467	4,000
Phoenix Brands Merger Sub LLC	3,429	3,429
American Cadastre, LLC	2,780	—
OmniSYS Acquisition Corporation	2,500	—
First Choice ER, LLC (1)	2,157	—
Teaching Strategies, LLC	2,000	5,000
Chicago Growth Partners III, LP (limited partnership interest)	2,000	2,000
CPASS Acquisition Company	1,750	2,500
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	1,700	—
Olson + Co., Inc.	1,673	2,105
Tailwind Capital Partners II, LP (limited partnership interest)	1,622	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,609	2,000
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
SPC Partners V, LP (limited partnership interest)	1,572	—
CCCG, LLC	1,520	1,520
Enhanced Recovery Company, LLC	1,500	3,500
Sterling Capital Partners IV, LP (limited partnership interest)	1,398	1,528
Milestone Partners IV, LP (limited partnership interest)	1,291	1,414
Ansira Partners, Inc.	1,190	1,190
Personable Holdings, Inc.	1,142	3,409
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Total Military Management, Inc.	857	—
2Checkout, Inc.	850	2,850
Genoa Healthcare Holdings, LLC	833	1,000
HealthDrive Corporation	734	734
Garretson Firm Resolution Group, Inc.	644	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	639	786
Riverlake Equity Partners II, LP (limited partnership interest)	564	638
ACON Equity Partners III, LP (limited partnership interest)	482	671
Baird Capital Partners V, LP (limited partnership interest)	351	351

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Riverside Fund IV, LP (limited partnership interest)	322	287
TransTrade Operators, Inc.	255	—
RCP Direct, LP (limited partnership interest)	250	524
Eagle Hospital Physicians, Inc.	233	1,867
HealthEdge Software, Inc.	—	5,000
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Total	$221,403	$149,474
________________
(1) In addition to its revolving commitment, the Company has extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of March 31, 2014, the total amount available to the borrower under this delayed draw facility was $16.1 million, and the facility was undrawn as of this date.

Portfolio Composition
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2014		September 30, 2013
Cost:
Senior secured debt	$2,232,773	83.97%	$1,456,710	78.33%
Subordinated debt	285,591	10.74	292,991	15.76
CLO debt	29,500	1.11	29,500	1.59
Purchased equity	98,831	3.72	71,835	3.86
Equity grants	5,229	0.20	4,316	0.23
Limited partnership interests	7,280	0.26	4,299	0.23
Total	$2,659,204	100.00%	$1,859,651	100.00%

Fair Value:
Senior secured debt	$2,234,355	83.24%	$1,467,665	77.53%
Subordinated debt	287,516	10.71	296,298	15.65
CLO debt	29,500	1.10	29,500	1.56
Purchased equity	119,507	4.45	89,688	4.74
Equity grants	6,640	0.25	5,599	0.30
Limited partnership interests	6,780	0.25	4,296	0.22
Total	$2,684,298	100.00%	$1,893,046	100.00%

The Company primarily invests in portfolio companies located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2014		September 30, 2013
Cost:
Northeast U.S.	$839,389	31.57%	$744,582	40.04%
Southwest U.S.	582,647	21.91	279,369	15.02
Midwest U.S.	487,325	18.33	314,653	16.92
Southeast U.S.	404,948	15.23	277,342	14.91
West U.S.	307,151	11.55	242,705	13.05
International	37,744	1.41	1,000	0.06
Total	$2,659,204	100.00%	$1,859,651	100.00%

Fair Value:
Northeast U.S.	$852,004	31.74%	$753,263	39.79%
Southwest U.S.	578,651	21.56	280,247	14.80
Midwest U.S.	489,891	18.25	317,958	16.80
Southeast U.S.	414,024	15.42	285,648	15.09
West U.S.	311,984	11.62	252,730	13.35
International	37,744	1.41	3,200	0.17
Total	$2,684,298	100.00%	$1,893,046	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014		September 30, 2013
Cost:
Healthcare services	$394,373	14.83%	$266,823	14.35%
Education services	281,144	10.57	166,750	8.97
Oil & gas equipment services	241,219	9.07	75,426	4.06
Diversified support services	229,584	8.63	170,174	9.15
Advertising	181,768	6.84	154,026	8.28
Internet software & services	158,718	5.97	109,170	5.87
Specialized finance	126,125	4.74	124,232	6.68
IT consulting & other services	95,680	3.60	82,440	4.43
Leisure facilities	85,476	3.21	43	—
Pharmaceuticals	81,712	3.07	51,538	2.77
Airlines	81,711	3.07	24,475	1.32
Healthcare equipment	77,210	2.90	70,494	3.79
Specialty stores	66,845	2.51	68,386	3.68
Human resources & employment services	63,058	2.37	64,944	3.49
Data processing & outsourced services	60,225	2.26	23,200	1.25
Industrial machinery	53,165	2.00	16,883	0.91
Apparel, accessories & luxury goods	43,348	1.63	28,385	1.53
Construction and engineering	33,626	1.26	32,577	1.75
Air freight and logistics	33,284	1.25	16,693	0.90
Leisure products	32,343	1.22	47,222	2.54
Household products	29,857	1.12	29,677	1.60
Asset management & custody banks	29,500	1.11	29,500	1.59
Consumer electronics	28,610	1.08	—	—
Home improvement retail	28,491	1.07	28,726	1.54
Application software	21,969	0.83	12,879	0.69
Food distributors	17,706	0.67	18,435	0.99
Research & consulting services	17,177	0.65	17,521	0.94
Other diversified financial services	13,595	0.51	41,888	2.25
Specialty chemicals	13,500	0.51	20,000	1.08
Security & alarm services	13,204	0.50	13,124	0.71
Healthcare technology	12,988	0.49	—	—
Multi-sector holdings	6,618	0.26	4,091	0.20
Systems software	3,212	0.12	—	—
Auto parts & equipment	1,500	0.06	33,061	1.78
Thrift & mortgage finance	663	0.02	208	0.01
Environmental & facilities services	—	—	8,755	0.47
Construction materials	—	—	7,170	0.39
Building products	—	—	735	0.04
Total	$2,659,204	100.00%	$1,859,651	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2014		September 30, 2013
Fair Value:
Healthcare services	$399,624	14.89%	$273,880	14.47%
Education services	282,798	10.54	168,492	8.90
Oil & gas equipment services	241,034	8.98	76,454	4.04
Diversified support services	230,220	8.58	171,078	9.04
Advertising	181,822	6.77	154,777	8.18
Internet software & services	163,034	6.07	114,077	6.03
Specialized finance	131,845	4.91	124,400	6.57
IT consulting & other services	96,742	3.60	83,916	4.43
Leisure facilities	85,865	3.20	190	0.01
Airlines	85,103	3.17	24,475	1.29
Pharmaceuticals	83,762	3.12	52,787	2.79
Healthcare equipment	78,357	2.92	70,866	3.74
Specialty stores	65,942	2.46	69,024	3.65
Human resources & employment services	63,670	2.37	65,391	3.45
Data processing & outsourced services	60,802	2.27	23,295	1.23
Industrial machinery	54,126	2.02	18,197	0.96
Construction and engineering	41,390	1.54	40,919	2.16
Apparel, accessories & luxury goods	38,636	1.44	27,724	1.46
Leisure products	33,939	1.26	49,952	2.64
Asset management & custody banks	29,500	1.10	29,500	1.56
Household products	29,458	1.10	29,264	1.55
Home improvement retail	29,117	1.08	28,677	1.51
Consumer electronics	28,764	1.07	—	—
Air freight and logistics	24,922	0.93	14,063	0.74
Application software	22,688	0.85	13,500	0.71
Food distributors	17,903	0.67	18,732	0.99
Research & consulting services	17,501	0.65	17,912	0.95
Other diversified financial services	13,668	0.51	41,954	2.22
Specialty chemicals	13,512	0.50	20,000	1.06
Security & alarm services	13,284	0.49	13,104	0.69
Healthcare technology	12,989	0.48	—	—
Multi-sector holdings	6,218	0.24	4,158	0.21
Systems software	3,220	0.12	—	—
Auto parts & equipment	2,281	0.08	36,004	1.90
Thrift & mortgage finance	562	0.02	139	0.01
Environmental & facilities services	—	—	8,113	0.43
Construction materials	—	—	7,297	0.39
Building products	—	—	735	0.04
Total	$2,684,298	100.00%	$1,893,046	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2014 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2014 and March 31, 2013, no individual investment produced income that exceeded 10% of investment income.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of March 31, 2014 and September 30, 2013 were $4.5 million and $5.0 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2014, the Company had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013
Earnings per common share — basic:
Net increase in net assets resulting from operations	$30,100	$31,834	$63,806	$49,678
Weighted average common shares outstanding — basic	139,138	106,022	139,132	100,394
Earnings per common share — basic	$0.22	$0.30	$0.46	$0.49
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$30,100	$31,834	$63,806	$49,678
Adjustments for interest on convertible notes, base management fees and incentive fees	1,364	1,366	2,727	2,714
Net increase in net assets resulting from operations, as adjusted	31,464	33,200	66,533	52,392
Weighted average common shares outstanding — basic	139,138	106,022	139,132	100,394
Adjustments for dilutive effect of convertible notes	7,790	7,790	7,790	7,872
Weighted average common shares outstanding — diluted	146,928	113,812	146,922	108,266
Earnings per common share — diluted	$0.21	$0.29	$0.45	$0.48
The following table reflects the distributions per share that the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2012 to March 31, 2014:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 6, 2012	October 15, 2012	October 31, 2012	$ 0.0958	$ 8.2 million	51,754		$ 0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
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
In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the six months ended March 31, 2014.

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
The Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. The maturity date of the Wells Fargo facility was April 25, 2016.

The Wells Fargo facility provided for the issuance from time to time of letters of credit for the benefit of the Company's portfolio companies. The letters of credit were subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.
In connection with the Wells Fargo facility, the Company concurrently entered into (i) a Purchase and Sale Agreement with Funding, pursuant to which the Company had sold to Funding certain loan assets it had originated or acquired, and (ii) a Pledge Agreement with Wells Fargo, pursuant to which the Company pledged all of its equity interests in Funding as security for the payment of Funding’s obligations under the Wells Agreement and other documents entered into in connection with the Wells Fargo facility. Funding was formed for the sole purpose of entering into the Wells Fargo facility and had no other operations.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Wells Agreement and related agreements that governed the Wells Fargo facility required both Funding and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of their businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Wells Fargo facility agreements also included usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or the Company to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could have accelerated repayment under the facility.
The Wells Fargo facility was secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company used the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.686% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.0 million and $1.8 million, respectively, related to the Wells Fargo facility.
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of March 31, 2014. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense.

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
As of March 31, 2014, the ING facility permitted up to $650 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of March 31, 2014, the Company had $515.3 million of borrowings outstanding under the ING facility, which had a fair value of $515.3 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 2.691% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, the Company recorded interest expense of $3.6 million and $6.4 million, respectively, related to the ING facility.

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
As of March 31, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2014, the Company had $61.4 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $61.4 million. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.514% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.6 million and $1.1 million, respectively, related to the Sumitomo facility.
As of March 31, 2014, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Total interest expense for the three and six months ended March 31, 2014 was $12.8 million and $23.0 million, respectively. Total interest expense for the three and six months ended March 31, 2013 was $7.8 million and $14.9 million, respectively.

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
Accumulated PIK interest activity for the six months ended March 31, 2014 and March 31, 2013 was as follows:

	Six months ended March 31, 2014	Six months ended March 31, 2013
PIK balance at beginning of period	$23,934	$18,431
Gross PIK interest accrued	11,084	8,382
PIK income reserves(1)	—	(615)
PIK interest received in cash	(5,714)	(4,598)
Loan exits and other PIK adjustments	(421)	(1,207)
PIK balance at end of period	$28,883	$20,393
_____________
(1) PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of March 31, 2014 and September 30, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income. As of March 31, 2013, the Company had stopped accruing cash and/or PIK interest on three investments, including two that had not paid all of their scheduled cash interest payments for the period ended March 31, 2013.
The percentages of the Company’s debt investments at cost and fair value by accrual status as of March 31, 2014, September 30, 2013 and March 31, 2013 were as follows:

	March 31, 2014				September 30, 2013				March 31, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,547,864	100.00%	$2,551,371	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,645,425	97.43%	$1,666,161	98.83%
PIK non-accrual	—	—	—	—	—	—	—	—	6,203	0.37	—	—
Cash non-accrual (1)	—	—	—	—	—	—	—	—	37,224	2.20	19,733	1.17
Total	$2,547,864	100.00%	$2,551,371	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,688,852	100.00%	$1,685,894	100.00%
 _____________
(1) Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company’s portfolio investments as of March 31, 2014, September 30, 2013 and March 31, 2013 was as follows:

	March 31, 2014	September 30, 2013	March 31, 2013
Coll Materials Group LLC (1)	—	—	Cash non-accrual
Eagle Hospital Physicians, Inc.	—	—	Cash non-accrual
Trans-Trade, Inc. - Term Loan B (1)	—	—	PIK non-accrual
  _____________
(1) The Company did not hold this investment at March 31, 2014 or September 30, 2013. See Note 9 for a discussion of the Company’s recent realization events.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income non-accrual amounts for the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013
Cash interest income	$—	$1,008	$—	$1,008
PIK interest income	—	191	—	615
OID income	—	—	—	—
Total	$—	$1,199	$—	$1,623

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
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and six months ended March 31, 2014.

	Three months ended March 31, 2014	Six months ended March 31, 2014
Net increase in net assets resulting from operations	$30,100	$63,806
Net unrealized depreciation on investments and secured borrowings	2,593	8,311
Book/tax difference due to deferred loan fees	(2,166)	(3,447)
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to capital losses not recognized	1,540	(1,666)
Other book/tax differences	(181)	(276)
Taxable/Distributable Income (1)	$31,864	$66,684
 ______________
(1) The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2014. Therefore, the final taxable income may be different than the estimate.
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
During the six months ended March 31, 2014, the Company recorded investment realization events, including the following:

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

•
In January 2014, the Company received a payment of $5.1 million from BMC Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
In February 2014, the Company received a payment of $17.8 million from Ikaria Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In February 2014, the Company received a payment of $30.8 million from Dexter Axle Company in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In March 2014, the Company received a payment of $9.9 million from Vestcom International, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the six months ended March 31, 2014, the Company received payments of $231.3 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.0 million.

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

•
In January 2013, the Company received a cash payment of $30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $3.0 million in connection with the sale of its preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain or $0.1 million;

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
In March 2013, the Company received a cash payment of $15.0 million from AdVenture Interactive Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In March 2013, the Company received a cash payment of $19.5 million from idX Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the six months ended March 31, 2013, the Company received payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

During the six months ended March 31, 2014, the Company recorded net unrealized depreciation of $8.3 million. This consisted of $10.4 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.7 million of net unrealized appreciation on equity investments. During the six months ended March 31, 2013, the Company recorded net unrealized depreciation of $6.7 million. This consisted of $15.1 million of net unrealized depreciation on debt investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $10.7 million of net unrealized appreciation on equity investments.

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
For the three months ended March 31, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from secured borrowings, which resulted in a waiver of $0.2 million. For the three months ended March 31, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.3 million.
For the three and six months ended March 31, 2014, base management fees were $13.5 million and $25.6 million, respectively. For the three and six months ended March 31, 2013, base management fees were $7.6 million and $15.6 million, respectively. At March 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $13.5 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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
For the three and six months ended March 31, 2014, incentive fees were $8.5 million and $17.6 million, respectively. For the three and six months ended March 31, 2013, incentive fees were $7.0 million and $13.6 million, respectively. At March 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.5 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
Advances received from portfolio companies
For the purpose of efficient cash management, the Company has received advances from First Star Aviation, LLC, First Star Speir Aviation I Limited and First Star Bermuda Aviation Limited (collectively, "First Star") in the aggregate amount of $7.7 million.  The advances will be used from time to time to fund operating and financing activities of First Star, including the payment of interest and management fees to the Company and operating expenses.
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
Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, Inc., administrative services are provided to the Company, including office facilities and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT, Inc. also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC CT, Inc. assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT, Inc. FSC CT, Inc. may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three and six months ended March 31, 2014, the Company accrued administrative expenses of $1.5 million, including $1.0 million of general and administrative expenses and $3.2 million, including $1.8 million of general and administrative expenses, respectively. At March 31, 2014, $2.0 million was included in Due to FSC CT, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013
Net asset value at beginning of period	$9.85	$9.88	$9.85	$9.92
Net investment income	0.25	0.28	0.51	0.56
Net unrealized appreciation (depreciation) on investments and secured borrowings	(0.03)	0.02	(0.07)	(0.07)
Net realized gains (losses) on investments	(0.01)	—	0.01	—
Distributions of ordinary income	(0.25)	(0.29)	(0.49)	(0.58)
Issuance of common stock	—	0.01	—	0.07
Net asset value at end of period	$9.81	$9.90	$9.81	$9.90
Per share market value at beginning of period	$9.25	$10.42	$10.29	$10.98
Per share market value at end of period	$9.46	$11.02	$9.46	$11.02
Total return (1)	4.96%	8.73%	(3.25)%	6.13%
Common shares outstanding at beginning of period	139,138	105,943	139,041	91,048
Common shares outstanding at end of period	139,138	106,209	139,138	106,209
Net assets at beginning of period	$1,369,968	$1,046,879	$1,368,872	$903,570
Net assets at end of period	$1,365,297	$1,050,961	$1,365,297	$1,050,961
Average net assets (2)	$1,373,093	$1,053,209	$1,373,063	$997,023
Ratio of net investment income to average net assets(3)	10.11%	11.28%	10.29%	11.24%
Ratio of total expenses to average net assets (excluding base management fee waiver) (3)	11.26%	10.28%	10.70%	10.44%
Base management fee waiver effect (3)	(0.07)%	(0.51)%	(0.04)%	(0.26)%
Ratio of net expenses to average net assets (3)	11.19%	9.77%	10.66%	10.18%
Ratio of portfolio turnover to average investments at fair value	2.91%	9.93%	5.44%	14.89%
Weighted average outstanding debt (4)	$1,124,598	$572,641	$975,373	$527,686
Average debt per share	$8.08	$5.40	$7.01	$5.26
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date,

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at March 31, 2014 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the six months ended March 31, 2014 or March 31, 2013.
As of March 31, 2014, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $122.6 million.

Note 14. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the “2019 Notes”) for net proceeds of $244.6 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.3 million.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated February 26, 2014 (collectively, the “2019 Notes Indenture”), between the Company and the Trustee. The 2019 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes will rank equally in right of payment with all of the Company’s existing and future liabilities that are not so subordinated. The 2019 Notes will effectively rank junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2019 Notes will rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of a certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2014, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.2 million related to the 2019 Notes.
As of March 31, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $256.0 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2014, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.0 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2014, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.3 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2014, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $82.6 million.
Note 15. Secured Borrowings
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of March 31, 2014, secured borrowings at fair value totaled $47.8 million and the fair value of the investments that are associated with these secured borrowings was $136.4 million. These secured borrowings were the result of the Company’s completion of partial loan sales of two senior secured debt investments totaling $47.8 million during the three months ended March 31, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2014, there were no repayments on secured borrowings.
As of March 31, 2014, there were $47.8 million of secured borrowings outstanding, which had a fair value of $47.8 million.
For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.2 million related its secured borrowings.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2014.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2014

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2013	Gross Additions(3)	Gross Reductions(4)	Fair Value at March 31, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,355	$14,499	$508	$(238)	$14,769
LC Facility, 8.5% cash due 12/31/2016	129	—	4	(4)	—
746,114 Series A Preferred Units	813	15,891	814	—	16,705
746,114 Common Stock Units	—	10,529	60	(673)	9,916
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	1,018	13,524	1,020	(3,050)	11,494
First Lien Revolver, 8% cash due 5/31/2016	5	—	—	—	—
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	539	2,167	(2,706)	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	4,857	93,297	2,018	(188)	95,127
860,000 Class A Units	—	22,346	5,528	—	27,874
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	2,294	19,211	15,697	(942)	33,966
10,104,401 Common Units	—	5,264	8,129	—	13,393
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 7/30/2018	977	—	21,180	(580)	20,600
1,087,445 Common Units	—	—	1,087	—	1,087
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,018	—	12,699	(898)	11,801
4,256,042 Common Units	—	—	4,256	—	4,256
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	459	11,149	461	(34)	11,576
First Lien Term Loan B, 8.1% PIK due 8/1/2016	127	3,050	127	(10)	3,167
First Lien Revolver, 8% cash due 8/1/2016	45	—	1,637	(4)	1,633
4,100,000 Class A Common Units	—	6,203	87	(40)	6,250
Total Control Investments	$13,097	$215,502	$77,479	$(9,367)	$283,614
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	473	—	9,217	(197)	9,020
1,080,399 shares of Series A Preferred Stock	—	3,256	323	—	3,579
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	144	3,272	28	(754)	2,546
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	1,970	25,317	695	(33)	25,979
4,668,788 shares of Preferred Stock	—	87	504	—	591
Total Affiliate Investments	$2,587	$31,932	$10,767	$(984)	$41,715
Total Control & Affiliate Investments	$15,684	$247,434	$88,246	$(10,351)	$325,329

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2013

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value at March 31, 2013
Control Investments
Coll Materials Group LLC
Second Lien Term Loan A, 12% cash due 11/1/2014	$—	$1,238	$—	$(1,238)	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014	—	1,999	—	(999)	1,000
50% interest in CD Holdco, LLC	—	—	—	—	—
Traffic Solutions Holdings, Inc.
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	897	15,023	235	(612)	14,646
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	1,098	14,068	285	(7)	14,346
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	23	—	23	(23)	—
LC Facility, 8.5% cash due 12/31/2016	169	—	4	(4)	—
746,114 Series A Preferred Units	—	14,377	736	—	15,113
746,114 Common Stock Units	—	6,535	4,874	—	11,409
Total Control Investments	$2,187	$53,240	$6,157	$(2,883)	$56,514
Affiliate Investments
Caregiver Services, Inc.
1,080,399 shares of Series A Preferred Stock	—	2,924	129	—	3,053
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	225	4,268	48	(63)	4,253
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	1,873	23,995	825	(262)	24,558
4,668,788 shares of Preferred Stock	—	—	—	—	—
Total Affiliate Investments	$2,098	$31,187	$1,002	$(325)	$31,864
Total Control & Affiliate Investments	$4,285	$84,427	$7,159	$(3,208)	$88,378

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
In addition, words such as “anticipate,” “believe,” “expect,” “project”, “seek,” “plan,” “should,” “estimate” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2014. Other factors that could cause actual results to differ materially include:

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

Despite the economic uncertainty, we believe our deal pipeline remains robust, with high quality transactions backed by private equity sponsors in small to mid-sized companies. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which we believe are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.
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
The fair value of all of our investments at March 31, 2014, and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended September 30, 2011	91.2%
For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%

As of March 31, 2014 and September 30, 2013, approximately 96.1% and 91.3%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2014, we had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $28.9 million and represented 1.1% of the fair value of our portfolio of investments as of March 31, 2014 and $23.9 million or 1.3% as of September 30, 2013. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2014	September 30, 2013
Cost:
Senior secured debt	83.97%	78.33%
Subordinated debt	10.74	15.76
Collateralized loan obligation ("CLO") debt	1.11	1.59
Purchased equity	3.72	3.86
Equity grants	0.20	0.23
Limited partnership interests	0.26	0.23
Total	100.00%	100.00%

Fair Value:
Senior secured debt	83.24%	77.53%
Subordinated debt	10.71	15.65
CLO debt	1.10	1.56
Purchased equity	4.45	4.74
Equity grants	0.25	0.30
Limited partnership interests	0.25	0.22
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2014	September 30, 2013
Cost:
Healthcare services	14.83%	14.35%
Education services	10.57	8.97
Oil & gas equipment services	9.07	4.06
Diversified support services	8.63	9.15
Advertising	6.84	8.28
Internet software & services	5.97	5.87
Specialized finance	4.74	6.68
IT consulting & other services	3.60	4.43
Leisure facilities	3.21	0.00
Pharmaceuticals	3.07	2.77
Airlines	3.07	1.32
Healthcare equipment	2.90	3.79
Specialty stores	2.51	3.68
Human resources & employment services	2.37	3.49
Data processing & outsourced services	2.26	1.25
Industrial machinery	2.00	0.91
Apparel, accessories & luxury goods	1.63	1.53
Construction and engineering	1.26	1.75
Air freight and logistics	1.25	0.90
Leisure products	1.22	2.54
Household products	1.12	1.60
Asset management & custody banks	1.11	1.59
Consumer electronics	1.08	0.00
Home improvement retail	1.07	1.54
Application software	0.83	0.69
Food distributors	0.67	0.99
Research & consulting services	0.65	0.94
Other diversified financial services	0.51	2.25
Specialty chemicals	0.51	1.08
Security & alarm services	0.50	0.71
Healthcare technology	0.49	—
Multi-sector holdings	0.26	0.20
Systems software	0.12	—
Auto parts & equipment	0.06	1.78
Thrift & mortgage finance	0.02	0.01
Environmental & facilities services	—	0.47
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%

	March 31, 2014	September 30, 2013
Fair Value:
Healthcare services	14.89%	14.47%
Education services	10.54	8.90
Oil & gas equipment services	8.98	4.04
Diversified support services	8.58	9.04
Advertising	6.77	8.18
Internet software & services	6.07	6.03
Specialized finance	4.91	6.57
IT consulting & other services	3.60	4.43
Leisure facilities	3.20	0.01
Airlines	3.17	1.29
Pharmaceuticals	3.12	2.79
Healthcare equipment	2.92	3.74
Specialty stores	2.46	3.65
Human resources & employment services	2.37	3.45
Data processing & outsourced services	2.27	1.23
Industrial machinery	2.02	0.96
Construction and engineering	1.54	2.16
Apparel, accessories & luxury goods	1.44	1.46
Leisure products	1.26	2.64
Asset management & custody banks	1.10	1.56
Household products	1.10	1.55
Home improvement retail	1.08	1.51
Consumer electronics	1.07	—
Air freight and logistics	0.93	0.74
Application software	0.85	0.71
Food distributors	0.67	0.99
Research & consulting services	0.65	0.95
Other diversified financial services	0.51	2.22
Specialty chemicals	0.50	1.06
Security & alarm services	0.49	0.69
Healthcare technology	0.48	—
Multi-sector holdings	0.24	0.21
Systems software	0.12	—
Auto parts & equipment	0.08	1.90
Thrift & mortgage finance	0.02	0.01
Environmental & facilities services	—	0.43
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2014 and September 30, 2013:

	March 31, 2014				September 30, 2013
Investment Ranking	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$112,521	4.20%	2.67		$122,769	6.49%	2.67
2	2,557,461	95.27	4.79		1,770,277	93.51	4.70
3	14,316	0.53	NM	(1)	—	—	—
4	—	—	—		—	—	—
Total	$2,684,298	100.00%	4.69		$1,893,046	100.00%	4.57
_______________
(1) Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2014, we had modified the payment terms of our investments in 17 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2014 and September 30, 2013, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income. As of March 31, 2013, we had stopped accruing cash and/or PIK interest on three investments, including two that had not paid all of their scheduled cash interest payments for the period ended March 31, 2013.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended March 31, 2014, September 30, 2013 and March 31, 2013 were as follows:

	March 31, 2014				September 30, 2013				March 31, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,547,864	100.00%	$2,551,371	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,645,425	97.43%	$1,666,161	98.83%
PIK non-accrual	—	—	—	—	—	—	—	—	6,203	0.37	—	—
Cash non-accrual (1)	—	—	—	—	—	—	—	—	37,224	2.20	19,733	1.17
Total	$2,547,864	100.00%	$2,551,371	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,688,852	100.00%	$1,685,894	100.00%
________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of our portfolio investments as of March 31, 2014, September 30, 2013 and March 31, 2013 was as follows:

	March 31, 2014	September 30, 2013	March 31, 2013
Coll Materials Group LLC (1)	—	—	Cash non-accrual
Eagle Hospital Physicians, Inc.	—	—	Cash non-accrual
Trans-Trade, Inc. - Term Loan B (1)	—	—	PIK non-accrual
________________

(1)
We did not hold this investment at March 31, 2014 or September 30, 2013. See “— Discussion and Analysis of Results and Operations — Comparison of the three and six months ended March 31, 2014 and March 31, 2013 — Realized Gain (Loss) on Investments” for a discussion of our recent realization events.

Income non-accrual amounts for the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013
Cash interest income	$—	$1,008	$—	$1,008
PIK interest income	—	191	—	615
OID income	—	—	—	—
Total	$—	$1,199	$—	$1,623

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
Comparison of the three and six months ended March 31, 2014 and March 31, 2013
Total Investment Income
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
Total investment income for the three months ended March 31, 2014 and March 31, 2013 was $72.1 million and $54.7 million, respectively. For the three months ended March 31, 2014, this amount primarily consisted of $59.5 million of interest income from portfolio investments (which included $5.5 million of PIK interest) and $12.5 million of fee income. For the three months ended March 31, 2013, this amount primarily consisted of $41.7 million of interest income from portfolio investments (which included $4.0 million of PIK interest) and $11.9 million of fee income.
Total investment income for the six months ended March 31, 2014 and March 31, 2013 was $143.5 million and $106.5 million, respectively. For the six months ended March 31, 2014, this amount primarily consisted of $113.6 million of interest income from portfolio investments (which included $11.1 million of PIK interest) and $29.6 million of fee income. For the six months ended March 31, 2013, this amount primarily consisted of $80.3 million of interest income from portfolio investments (which included $7.8 million of PIK interest) and $24.7 million of fee income.
The increase in our total investment income for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 22 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization repayments received on our debt investments and a decrease in the weighted average yield of our debt investments from 11.4% to 10.8% during the year-over-year period.
Expenses
Expenses for the three months ended March 31, 2014 and March 31, 2013 were $37.9 million and $25.4 million, respectively. Expenses increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 by $12.5 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 53.5% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 17.7% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 96.4% increase in the weighted average debt outstanding for the year-over-year period.
Expenses for the six months ended March 31, 2014 and March 31, 2013 were $73.0 million and $50.6 million, respectively. Expenses increased for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013 by $22.4 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Incentive fee, which was attributable to a 26.6% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 84.9% increase in the weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the six months ended March 31, 2014 and March 31, 2013, we did not repurchase any of our unsecured convertible notes (“Convertible Notes”) in the open market. In previous periods, we recognized a gain on repurchasing Convertible Notes at a discount. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our 2019 Notes, 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $17.4 million increase in total investment income and the $12.5 million increase in total expenses, net investment income for the three months ended March 31, 2014 reflected a $4.9 million, or 16.8%, increase compared to the three months ended March 31, 2013.
As a result of the $37.0 million increase in total investment income and the $22.4 million increase in total expenses, net investment income for the six months ended March 31, 2014 reflected a $14.6 million, or 26.1%, increase compared to the six months ended March 31, 2013.
Realized Gain (Loss) on Investments
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the six months ended March 31, 2014, we recorded investment realization events, including the following:

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

•
In January 2014, we received a payment of $5.1 million from BMC Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In February 2014, we received a payment of $17.8 million from Ikaria Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In February 2014, we received a payment of $30.8 million from Dexter Axle Company in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In March 2014, we received a payment of $9.9 million from Vestcom International, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction; and

•
During the six months ended March 31, 2014, we received payments of $231.3 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.0 million.

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

•
In January 2013, we received a cash payment of $30.2 million from NDSSI Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $3.0 million in connection with the sale of its preferred equity investment (including accumulated PIK of $0.9 million), realizing a gain or $0.1 million;

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

•
In March 2013, we received a cash payment of $15.0 million from AdVenture Interactive Corp. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In March 2013, we received a cash payment of $19.5 million from idX Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the six months ended March 31, 2013, we received payments of $54.0 million in connection with partial sales of debt investments in the open market and recorded a net realized gain of $0.5 million.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended March 31, 2014, we recorded net unrealized depreciation of $2.6 million. This consisted of $8.6 million of net unrealized depreciation on debt investments, offset by $5.9 million of net unrealized appreciation on equity investments and $0.1 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the three months ended March 31, 2013, we recorded net unrealized appreciation of $2.7 million. This consisted of $6.1 million of net unrealized appreciation on equity investments, offset by $1.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation) and $2.0 million of net unrealized depreciation on debt investments.
During the six months ended March 31, 2014, we recorded net unrealized depreciation of $8.3 million. This consisted of $10.4 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.7 million of net unrealized appreciation on equity investments. During the six months ended March 31, 2013, we recorded net unrealized depreciation of $6.7 million. This consisted of $15.1 million of net unrealized depreciation on debt investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $10.7 million of net unrealized appreciation on equity investments.
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
For the six months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents of $102.0 million. During that period, we used $756.2 million of cash in operating activities, primarily for the funding of $1.1 billion of investments and net revolvers, partially offset by $322.3 million of principal payments, PIK payments and sale proceeds received and $70.5 million of net investment income. During the same period, cash provided by financing activities was $654.2 million, primarily consisting of $244.4 million of proceeds from the issuance of our 4.875% unsecured notes due 2019 (the “2019 Notes”), $43.3 million of net borrowings of SBA debentures, $47.8 million of proceeds from secured borrowings and $388.7 million of net borrowings under our credit facilities, partially offset by $62.2 million of cash distributions paid and $4.8 million of repurchases of common stock under our dividend reinvestment program.
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
As of March 31, 2014, we had $45.4 million in cash and cash equivalents, portfolio investments (at fair value) of $2.68 billion, $19.0 million of interest and fees receivable, $225.0 million of SBA debentures payable, $576.7 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $409.9 million of unsecured notes payable, $47.8 million of secured borrowings and unfunded commitments of $221.4 million.
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

Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings (including secured borrowings relating to senior secured debt investments) and future offerings of securities. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock. We maintain a universal shelf registration statement that allows for the public offering and sale of our common stock, debt securities and warrants to purchase such securities. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. We may also from time to time enter into joint ventures with other investors to invest in similar securities.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of March 31, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2012
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833
February 6, 2014	June 16, 2014	June 30, 2014	0.0833
February 6, 2014	July 15, 2014	July 31, 2014	0.0833
February 6, 2014	August 15, 2014	August 29, 2014	0.0833
___________
(1) Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through March 31, 2014:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 7, 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering (1)	17,643,000	10.31	181.9 million
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of March 31, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $133.3 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $62.8 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of March 31, 2014.
For the three and six months ended March 31, 2014, we recorded interest expense of $2.0 million and $4.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. The maturity date of the Wells Fargo facility was April 25, 2016.

The Wells Fargo facility provided for the issuance from time to time of letters of credit for the benefit of our portfolio companies. The letters of credit were subject to certain restrictions, including a borrowing base limitation and an aggregate sublimit of $15.0 million.
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
The Wells Agreement and related agreements governing the Wells Fargo facility required both Funding and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Wells Fargo facility agreements also included usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding, and the failure by Funding or us to materially perform under the Wells Agreement and related agreements governing the facility, which, if not complied with, could have accelerated repayment under the facility.
The Wells Fargo facility was secured by all of the assets of Funding, and all of our equity interest in Funding. We used the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.686% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, we recorded interest expense of $1.0 million and $1.8 million, respectively related to the Wells Fargo facility.
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of March 31, 2014. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense.
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
As of March 31, 2014, the ING facility permitted up to $650 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of March 31, 2014, we had $515.3 million of borrowings outstanding under the ING facility, which had a fair value of $515.3 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.691% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, we recorded interest expense of $3.6 million and $6.4 million, respectively, related to the ING facility.
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
As of March 31, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.

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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2014, we had $61.4 million of borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.514% for the six months ended March 31, 2014. For the three and six months ended March 31, 2014, we recorded interest expense of $0.6 million and $1.1 million, respectively, related to the Sumitomo facility.
As of March 31, 2014, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Facility	Financial Covenant	Description	Target Value	Reported Value (1)
ING facility	Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$913 million	$1,370 million
	Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.63:1
	Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	5.22:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended December 31, 2013. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended March 31, 2014.
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2013.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available and drawn are as of March 31, 2014.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—				—	LIBOR (3) + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million	650 million		515 million	135 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	73 million	(1)	61 million	12 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month, at our option
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at March 31, 2014 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the six months ended March 31, 2014 or March 31, 2013, we did not repurchase any of the Convertible Notes in the open market.

For the three and six months ended March 31, 2014, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
As of March 31, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $122.6 million.
2019 Notes
On February 26, 2014, we issued $250.0 million in aggregate principal amount of our 4.875% unsecured notes due 2019 (the “2019 Notes”) for net proceeds of $244.6 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.3 million.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated February 26, 2014 (collectively, the “2019 Notes Indenture”), between us and the Trustee. The 2019 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes will rank equally in right of payment with all of our existing and future liabilities that are not so subordinated. The 2019 Notes will effectively rank junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2019 Notes will rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at our option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of a certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2014, we did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2014, we recorded interest expense of $1.2 million related to the 2019 Notes.
As of March 31, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $256.0 million.
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

The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2014 and March 31, 2013, we did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2014, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.0 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2014, we did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2014, we recorded interest expense of $1.3 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2014, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $82.6 million.
Secured Borrowings
We follow the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of March 31, 2014, secured borrowings at fair value totaled $47.8 million and the fair value of the loans that are associated with these secured borrowings was $136.4 million. These secured borrowings were the result of the completion of partial loan sales of two senior secured debt investments totaling $47.8 million during the three months ended March 31, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2014, there were no repayments on secured borrowings.
As of March 31, 2014, there were $47.8 million of secured borrowings outstanding, which had a fair value of $47.8 million.

For the three and six months ended March 31, 2014, we recorded interest expense of $0.2 million related to the secured borrowings.
Total interest expense for the three and six months ended March 31, 2014 was $12.8 million and $23.0 million, respectively. Total interest expense for the three and six months ended March 31, 2013 was $7.8 million and $14.9 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014, our only off-balance sheet arrangements consisted of $221.4 million of unfunded commitments, which was comprised of $195.7 million to provide debt financing to certain of our portfolio companies and $25.7 million related to unfunded limited partnership interests. As of September 30, 2013, our only off-balance sheet arrangements consisted of $149.5 million, which was comprised of $126.8 million to provide debt financing to certain of our portfolio companies and $22.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of March 31, 2014 and September 30, 2013 is shown in the table below:

	March 31, 2014	September 30, 2013
Lift Brands Holdings, Inc.	$16,000	$—
BMC Software Finance, Inc.	15,000	—
Desert NDT, LLC	15,000	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
Deltek, Inc.	9,880	8,667
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	9,337	9,792
InMotion Entertainment Group, LLC	8,273	—
Yeti Acquisition, LLC	6,500	7,500
ISG Services, LLC	6,000	6,000
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	—
I Drive Safely, LLC	5,000	5,000
Adventure Interactive, Corp.	5,000	5,000
First American Payment Systems, LP	5,000	5,000
Reliance Communications, LLC	5,000	2,750
All Web Leads, Inc.	5,000	—
OnCourse Learning Corporation	4,750	—
Integrated Petroleum Technologies, Inc.	4,678	—
Discovery Practice Management, Inc.	4,589	1,000
World 50, Inc.	4,000	4,000
Refac Optical Group	3,600	8,000
Charter Brokerage, LLC	3,467	4,000
Phoenix Brands Merger Sub LLC	3,429	3,429
American Cadastre, LLC	2,780	—
OmniSYS Acquisition Corporation	2,500	—
First Choice ER, LLC (1)	2,157	—
Teaching Strategies, LLC	2,000	5,000
Chicago Growth Partners III, LP (limited partnership interest)	2,000	2,000
CPASS Acquisition Company	1,750	2,500
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	1,700	—
Olson + Co., Inc.	1,673	2,105
Tailwind Capital Partners II, LP (limited partnership interest)	1,622	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,609	2,000
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
SPC Partners V, LP (limited partnership interest)	1,572	—
CCCG, LLC	1,520	1,520
Enhanced Recovery Company, LLC	1,500	3,500
Sterling Capital Partners IV, LP (limited partnership interest)	1,398	1,528
Milestone Partners IV, LP (limited partnership interest)	1,291	1,414
Ansira Partners, Inc.	1,190	1,190
Personable Holdings, Inc.	1,142	3,409
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Total Military Management, Inc.	857	—
2Checkout, Inc.	850	2,850
Genoa Healthcare Holdings, LLC	833	1,000
HealthDrive Corporation	734	734
Garretson Firm Resolution Group, Inc.	644	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	639	786
Riverlake Equity Partners II, LP (limited partnership interest)	564	638
ACON Equity Partners III, LP (limited partnership interest)	482	671
Baird Capital Partners V, LP (limited partnership interest)	351	351
Riverside Fund IV, LP (limited partnership interest)	322	287
TransTrade Operators, Inc.	255	—

RCP Direct, LP (limited partnership interest)	250	524
Eagle Hospital Physicians, Inc.	233	1,867
HealthEdge Software, Inc.	—	5,000
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Total	$221,403	$149,474
________________
(1) In addition to its revolving commitment, we have extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of March 31, 2014, the total amount available to the borrower under this delayed draw facility was $16.1 million, and the facility was undrawn as of this date.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes, 2028 Notes, our 2019 Notes and secured borrowings:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of March 31, 2014	Weighted average debt outstanding for the six months ended March 31, 2014	Maximum debt outstanding for the six months ended March 31, 2014
SBA debentures payable	$181,750	$225,000	$203,391	$225,000
Wells Fargo facility	20,000	—	35,363	55,072
ING facility	168,000	515,250	343,926	515,250
Sumitomo facility	—	61,431	63,421	83,500
Convertible Notes	115,000	115,000	115,000	115,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
2019 Notes	—	250,000	45,330	250,000
Secured borrowings	—	47,750	7,692	47,750
Total debt	$646,000	$1,375,681	$975,373	$1,385,877
The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes, our 2028 Notes, our 2019 Notes and secured borrowings:

	Payments due by period as of March 31, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	68,788	8,744	17,749	17,725	24,570
ING facility	515,250	—	—	515,250	—
Interest due on ING facility	54,607	12,559	25,118	16,930	—
Sumitomo facility	61,431	—	—	61,431	—
Interest due on Sumitomo facility	6,598	1,477	2,955	2,166	—
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	12,396	6,181	6,215	—	—
Secured Borrowings	47,750	—	—	47,750	—
Interest due on secured borrowings	9,504	2,300	4,600	2,604	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	46,670	4,406	8,813	8,813	24,638
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	74,451	5,283	10,566	10,566	48,036
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	59,970	12,188	24,375	23,407	—
Total	$1,708,665	$53,138	$215,391	$956,642	$483,494

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

Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2014, we incurred fees of $22.0 million and $43.1 million, respectively, under the investment advisory agreement. For the three months ended March 31, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from secured borrowings, which resulted in a waiver of $0.2 million. For the three months ended March 31, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.3 million.
Pursuant to the administration agreement entered into as of January 1, 2014 with FSC CT, Inc., which is controlled by Mr. Tannenbaum, FSC CT, Inc. we are furnished with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse our allocable portion of overhead and other expenses incurred in performing the obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. The administration agreement with FSC, CT, Inc. has terms substantially similar to the terms of our prior administration agreement with FSC, Inc. During the three and six months ended March 31, 2014, we have incurred expenses of $1.5 million and $3.2 million, respectively, under the administration agreement.
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
Recent Developments
On May 2, 2014, one new lender joined the ING facility and one existing lender increased its commitment, increasing our borrowing capacity to $670 million from $650 million.
On May 2, 2014, we and Trinity Universal Insurance Company ("Trinity"), a subsidiary of Kemper Corporation, entered into a limited liability company agreement to co-manage Senior Loan Fund JV I, LLC ("SLF JV I"). We and Trinity have committed to provide $100 million of subordinated notes and equity to the joint venture, with us providing $87.5 million and Trinity providing $12.5 million. In addition, SLF JV I intends to seek up to $200 million in third party financing. SLF JV I is expected to invest in middle market and other corporate debt securities.

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
As of March 31, 2014, 74.0% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2014 and September 30, 2013 was as follows:

	March 31, 2014		September 30, 2013
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$137,435	7.28%	$115,659	9.57%
1% to under 2%	1,669,244	88.39	1,007,366	83.35
2% to under 3%	49,938	2.64	48,649	4.03
3% and over	31,818	1.69	36,913	3.05
Total	$1,888,435	100.00%	$1,208,587	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$73,800	$(31,000)	$42,800
400	54,900	(24,700)	30,200
300	36,000	(18,500)	17,500
200	17,300	(12,200)	5,100
100	1,700	(6,000)	(4,300)
__________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2014 and September 30, 2013:

	March 31, 2014		September 30, 2013
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$45,396	$—	$147,359	$—
Prime rate	18,185	—	2,886	—
LIBOR
1-month	62,677	576,681	57,604	188,000
3-month	1,809,906	47,750	1,143,068	—
Fixed rate	664,817	749,878	582,340	458,000
Total	$2,600,981	$1,374,309	$1,933,257	$646,000

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.
Item 1A. Risk Factors.
There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information.
On May 2, 2014, we entered into incremental assumption agreements to increase the size of our syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (the "ING facility"), by $20 million. The size of the ING facility is now $670 million, with an accordion feature allowing for potential future expansion up to $800 million, and the facility includes 16 lenders. The final maturity of the facility remains August 6, 2018.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Senior Loan Fund JV I, LLC Limited Liability Company Agreement dated May 2, 2014, by and between Fifth Street Finance Corp. and Trinity Universal Insurance Company (incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.'s Form 8-K (File No. 001-33901) filed on May 7, 2014).

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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

Date: May 7, 2014	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: May 7, 2014	By:	/s/ Alexander C. Frank
Alexander C. Frank
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Senior Loan Fund JV I, LLC Limited Liability Company Agreement dated May 2, 2014, by and between Fifth Street Finance Corp. and Trinity Universal Insurance Company (incorporated by reference to Exhibit 10.1 filed with Fifth Street Finance Corp.'s Form 8-K (File No. 001-33901) filed on May 7, 2014).

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
*Filed herewith