Form 10-Q
period 2014-06-30
Fifth Street Finance Corp.
filed 2014-08-07
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Fifth Street Finance Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1219283
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 139,189,449 shares of common stock outstanding as of August 6, 2014.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Investments at fair value:
Control investments (cost June 30, 2014: $295,813; cost September 30, 2013: $207,518)	$308,307	$215,502
Affiliate investments (cost June 30, 2014: $38,497; cost September 30, 2013: $29,807)	41,274	31,932
Non-control/Non-affiliate investments (cost June 30, 2014: $2,282,099; cost September 30, 2013: $1,622,326)	2,278,236	1,645,612
Total investments at fair value (cost June 30, 2014: $2,616,409; cost September 30, 2013: $1,859,651)	2,627,817	1,893,046
Cash and cash equivalents	74,661	147,359
Interest and fees receivable	17,503	10,379
Due from portfolio company	1,927	1,814
Deferred financing costs	21,167	19,548
Other assets	621	187
Total assets	$2,743,696	$2,072,333

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,927	$1,166
Base management fee payable	13,116	9,625
Part I incentive fee payable	8,609	7,175
Due to FSC CT, Inc.	2,214	840
Interest payable	12,219	2,939
Payables from unsettled transactions	10,000	35,716
Amounts payable to syndication partners	4,193	—
Advances received from portfolio companies	7,233	—
Credit facilities payable	535,181	188,000
SBA debentures payable	225,000	181,750
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	409,878	161,250
Secured borrowings at fair value (proceeds of $45,750 and $0 at June 30, 2014 and September 30, 2013, respectively)	45,805	—
Total liabilities	1,392,375	703,461
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 139,189 and 139,041 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	1,391	1,390
Additional paid-in-capital	1,511,055	1,509,546
Net unrealized appreciation on investments and net unrealized depreciation on secured borrowings	11,353	33,395
Net realized loss on investments and interest rate swap	(153,571)	(154,591)
Accumulated overdistributed net investment income	(18,907)	(20,868)
Total net assets (equivalent to $9.71 and $9.85 per common share at June 30, 2014 and September 30, 2013, respectively) (Note 12)	1,351,321	1,368,872
Total liabilities and net assets	$2,743,696	$2,072,333

See notes to Consolidated Financial Statements.

0

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Interest income:
Control investments	$3,741	$1,279	$9,354	$3,037
Affiliate investments	1,108	741	2,971	2,050
Non-control/Non-affiliate investments	53,248	40,356	148,242	109,829
Interest on cash and cash equivalents	3	6	9	15
Total interest income	58,100	42,382	160,576	114,931
PIK interest income:
Control investments	2,563	719	7,513	936
Affiliate investments	211	316	752	1,080
Non-control/Non-affiliate investments	3,523	3,009	9,115	9,795
Total PIK interest income	6,297	4,044	17,380	11,811
Fee income:
Control investments	1,536	3,379	4,070	3,592
Affiliate investments	12	12	194	36
Non-control/Non-affiliate investments	8,135	7,656	35,044	32,138
Total fee income	9,683	11,047	39,308	35,766
Dividend and other income:
Non-control/Non-affiliate investments	194	577	471	2,012
Total dividend and other income	194	577	471	2,012
Total investment income	74,274	58,050	217,735	164,520
Expenses:
Base management fee	13,345	9,186	39,139	26,123
Part I incentive fee	8,609	7,343	26,163	20,983
Professional fees	863	959	2,775	2,931
Board of Directors fees	135	173	431	423
Interest expense	14,737	9,154	37,782	24,072
Administrator expense	715	695	2,105	2,294
General and administrative expenses	1,434	1,168	4,688	3,762
Total expenses	39,838	28,678	113,083	80,588
Base management fee waived	(229)	(1,022)	(463)	(2,321)
Net expenses	39,609	27,656	112,620	78,267
Net investment income	34,665	30,394	105,115	86,253
Unrealized appreciation (depreciation) on investments:
Control investments	1,958	10,680	4,510	14,151
Affiliate investments	(314)	158	651	94
Non-control/Non-affiliate investments	(15,330)	2,224	(27,148)	(7,843)
Net unrealized appreciation (depreciation) on investments	(13,686)	13,062	(21,987)	6,402
Net unrealized appreciation on secured borrowings	(45)	—	(55)	—
Realized gain (loss) on investments:
Control investments	(299)	(11,223)	(299)	(11,223)
Non-control/Non-affiliate investments	(348)	(6,227)	1,319	(5,748)
Net realized gain (loss) on investments	(647)	(17,450)	1,020	(16,971)
Net increase in net assets resulting from operations	$20,287	$26,006	$84,093	$75,684
Net investment income per common share — basic	$0.25	$0.26	$0.76	$0.81
Earnings per common share — basic	$0.15	$0.22	$0.60	$0.71
Weighted average common shares outstanding — basic	139,138	118,271	139,134	106,353
Net investment income per common share — diluted	$0.25	$0.25	$0.74	$0.79
Earnings per common share — diluted	$0.15	$0.22	$0.60	$0.70
Weighted average common shares outstanding — diluted	146,928	126,061	146,924	114,143
Distributions per common share	$0.25	$0.29	$0.74	$0.87
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Operations:
Net investment income	$105,115	$86,253
Net unrealized appreciation (depreciation) on investments	(21,987)	6,402
Net unrealized appreciation on secured borrowings	(55)	—
Net realized gain (loss) on investments	1,020	(16,971)
Net increase in net assets resulting from operations	84,093	75,684
Stockholder transactions:
Distributions to stockholders from ordinary income	(103,154)	(92,680)
Net decrease in net assets from stockholder transactions	(103,154)	(92,680)
Capital share transactions:
Issuance of common stock, net	—	302,673
Issuance of common stock under dividend reinvestment plan	8,364	8,021
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment program	(6,448)	—
Net increase in net assets from capital share transactions	1,510	310,694
Total increase (decrease) in net assets	(17,551)	293,698
Net assets at beginning of period	1,368,872	903,570
Net assets at end of period	$1,351,321	$1,197,268
Net asset value per common share	$9.71	$9.90
Common shares outstanding at end of period	139,189	120,966
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$84,093	$75,684
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net unrealized (appreciation) depreciation on investments	21,987	(6,402)
Net unrealized appreciation on secured borrowings	55	—
Net realized (gain) loss on investments	(1,020)	16,971
PIK interest income	(17,380)	(11,811)
Recognition of fee income	(39,308)	(35,766)
Accretion of original issue discount on investments	(566)	(448)
Amortization of deferred financing costs	4,759	3,896
Changes in operating assets and liabilities:
Fee income received	37,736	29,852
Increase in interest and fees receivable	(6,637)	(3,976)
(Increase) decrease in due from portfolio company	(113)	194
Decrease in receivables from unsettled transactions	—	1,750
(Increase) decrease in other assets	107	(724)
Increase in accounts payable, accrued expenses and other liabilities	2,761	991
Increase in base management fee payable	3,491	1,591
Increase in Part I incentive fee payable	1,434	1,764
Increase (decrease) in due to FSC CT, Inc.	1,374	(4)
Increase in interest payable	9,280	2,243
Decrease in payables from unsettled transactions	(25,716)	—
Increase in amounts payable to syndication partners	4,193	—
Increase (decrease) in advances received from portfolio companies	7,233	(24)
Purchases of investments and net revolver activity	(1,306,141)	(972,155)
Principal payments received on investments (scheduled payments)	41,440	36,593
Principal payments received on investments (payoffs)	287,385	368,590
PIK interest income received in cash	6,441	5,492
Proceeds from the sale of investments	234,169	54,461
Net cash used by operating activities	(648,943)	(431,238)
Cash flows from financing activities:
Distributions paid in cash	(94,790)	(84,658)
Borrowings under SBA debentures payable	43,250	31,750
Borrowings under credit facilities	900,338	887,548
Repayments of borrowings under credit facilities	(553,157)	(872,799)
Proceeds from the issuance of unsecured notes	244,403	155,824
Proceeds from the issuance of common stock	—	303,502
Proceeds from secured borrowings	47,750	—
Repayments of secured borrowings	(2,000)	—
Repurchases of common stock under stock repurchase program	(406)	—
Repurchases of common stock under dividend reinvestment plan	(6,448)	—
Deferred financing costs paid	(2,153)	(3,713)
Offering costs paid	(542)	(991)
Net cash provided by financing activities	576,245	416,463
Net decrease in cash and cash equivalents	(72,698)	(14,775)
Cash and cash equivalents, beginning of period	147,359	74,393
Cash and cash equivalents, end of period	$74,661	$59,618
Supplemental information:
Cash paid for interest	$23,979	$18,230
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$8,364	$8,021
 See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,828	$14,828	$14,854
LC Facility, 8.5% cash due 12/31/2016			—	—
746,114 Series A Preferred Units			14,022	17,127
746,114 Class A Common Stock Units			5,316	10,617
			34,166	42,598
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,180	15,180	11,323
First Lien Revolver, 8% cash due 5/31/2016			—	—
596.67 Series A Common Units in TransTrade Holdings LLC			—	—
1,403,922 Series A Preferred Units in TransTrade Holdings LLC			1,404	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			21,784	11,323
HFG Holdings, LLC (23)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		95,888	95,888	96,520
860,000 Class A Units (12)			22,347	29,795
			118,235	126,315
First Star Aviation LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		33,863	33,863	33,560
10,104,401 Common Units			10,104	13,936
			43,967	47,496
First Star Speir Aviation 1 Limited	Airlines
First Lien Term Loan, 9% cash due 7/30/2018 (12)		38,023	38,023	38,025
1,087,445 Common Units (12)			2,023	2,300
			40,046	40,325
First Star Bermuda Aviation Limited	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018 (12)		11,801	11,801	11,811
4,256,042 Common Units (12)			4,256	4,885
			16,057	16,696
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,845	11,845	11,764
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,233	3,233	3,218
First Lien Revolver, 8% cash due 8/1/2016		2,380	2,380	2,380
4,100,000 Class A Common Units			4,100	6,192
			21,558	23,554
Total Control Investments (22.8% of net assets)			$295,813	$308,307
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,099	$9,099	$8,997
1,080,399 shares of Series A Preferred Stock			1,080	3,704
			10,179	12,701
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		2,173	2,165	2,185
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,169	26,153	25,880
4,668,788 Shares of Preferred Stock			—	508
			28,318	28,573
Total Affiliate Investments (3.1% of net assets)			$38,497	$41,274
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$189
			43	189
Thermoforming Technology Group LLC (formerly Capital Equipment Group, Inc.)	Industrial machinery
2.28% membership interest (6)			849	810
			849	810
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		$4,292	$4,290	$4,215
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		11,232	11,232	11,213
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,263
			17,788	17,691
Cenegenics, LLC	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		32,300	32,294	32,113
414,419 Common Units (6)			598	1,048
			32,892	33,161
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			436	509
			436	509
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			678	696
			678	696
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc. (9)	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		5,246	5,219	5,219
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,532	9,499	9,484
			14,718	14,703
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		11,000	10,953	10,985
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,013	15,964	15,858
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (10)(14)		—	(18)	—
			26,899	26,843
Specialty Bakers LLC	Food distributors
First Lien Term Loan A, LIBOR+8.5% cash due 9/15/2015 (14)		2,674	2,606	2,675
First Lien Term Loan B, LIBOR+11% (2.5% floor) cash due 9/15/2015 (14)		11,000	10,933	11,009
First Lien Revolver, LIBOR+8.5% cash due 9/15/2015 (14)		4,000	3,976	4,000
			17,515	17,684
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	6,077
			3,393	6,077
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015 (14)		17,844	16,778	6,061
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (14)		500	474	167
10,371 Series A Preferred Equity units in Miche Bag Holdings, LLC			1,037	—
1,358.854 Series C Preferred Equity units in Miche Bag Holdings, LLC			136	—
19,417 Series A Common Equity units in Miche Bag Holdings, LLC			—	—
146,289 Series D Common Equity units in Miche Bag Holdings, LLC			1,463	—
			19,888	6,228
Bunker Hill Capital II (QP), LP	Multi-sector holdings
0.51% limited partnership interest (12)			368	258
			368	258
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018 (14)		25,155	25,055	25,469
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 6/27/2018 (14)		13,361	13,308	13,418
Acquisition Line, LIBOR+5.75% cash due 6/27/2015 (14)		9,100	9,100	9,100
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)(14)			(25)	—
			47,438	47,987
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016 (14)		$11,152	$11,020	$11,099
			11,020	11,099
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	497
			265	497
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		3,697	3,643	3,537
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		30,320	30,097	28,847
Senior Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		3,000	2,947	3,000
			36,687	35,384
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (15)		34,396	34,053	33,177
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/31/2014 (15)			—	—
			34,053	33,177
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% (1.75% floor) cash due 12/31/2016 (16)		16,808	16,186	16,616
First Lien Term Loan B, LIBOR+9% (1.75% floor) cash due 12/31/2016 (16)		38,600	38,317	38,265
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (16)		1,263	1,151	1,255
			55,654	56,136
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (17)		21,912	21,773	21,381
First Lien Term Loan B, LIBOR+8.5% cash 1.75% PIK due 9/30/2018 (17)		33,201	32,932	31,880
First Lien Term Loan C, 12% cash due 12/31/2014		3,399	3,399	3,391
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (17)		4,400	4,346	4,400
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
500.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	560
			63,755	61,612
Baird Capital Partners V, LP	Multi-sector holdings
0.40% limited partnership interest (6)(12)			826	895
			826	895
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (16)		27,593	27,535	27,646
Subordinated Term Loan, 11.75% cash 2% PIK due 10/10/2017		12,157	12,117	12,177
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (10)(16)			(29)	—
			39,623	39,823
Discovery Practice Management, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		20,047	19,979	20,456
First Lien Revolver, LIBOR+6% cash due 11/4/2018 (14)		1,250	1,235	1,250
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		500	500	500
			21,714	22,206
Milestone Partners IV, LP	Multi-sector holdings
0.85% limited partnership interest (6)(12)			1,131	1,137
			1,131	1,137
Insight Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+11.75% (1.5% floor) cash due 8/25/2017 (15)		13,517	13,458	13,316
			13,458	13,316
National Spine and Pain Centers, LLC	Healthcare services
Subordinated Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,619	29,475	29,694
317,282.97 Class A Units (6)			317	467
			29,792	30,161
RCPDirect, LP	Multi-sector holdings
0.91% limited partnership interest (6)(12)			740	820
			740	820
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016 (15)		$12,204	$12,153	$12,236
			12,153	12,236
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,634	16,564	16,681
264.37 Class A Preferred Units			115	120
2,954.87 Class A Common Units (6)			36	451
			16,715	17,252
CPASS Acquisition Company	Internet software & services
First Lien Term Loan, LIBOR+9% (1.5% floor) cash 1% PIK due 11/21/2016 (14)		7,613	7,559	7,574
First Lien Revolver, LIBOR+9% (1.5% floor) cash due 11/21/2016 (14)		750	741	750
			8,300	8,324
Genoa Healthcare Holdings, LLC	Pharmaceuticals
Senior Term Loan, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (15)		7,946	7,946	7,915
Subordinated Term Loan, 12% cash 2% PIK due 6/1/2017		13,170	13,103	13,223
Senior Revolver, LIBOR+5.25% (1.25% floor) cash due 12/1/2016 (15)		167	167	167
500,000 Preferred Units			261	296
500,000 Class A Common Units			25	858
			21,502	22,459
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (6)(12)			413	312
			413	312
CRGT, Inc.	IT consulting & other services
Subordinated Term Loan, 12.5% cash 3% PIK due 3/9/2018		27,356	27,200	27,518
			27,200	27,518
Riverside Fund V, LP	Multi-sector holdings
0.48% limited partnership interest (6)(12)			418	348
			418	348
World 50, Inc.	Research & consulting services
First Lien Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (18)		8,128	8,052	8,063
First Lien Term Loan B, 12.5% cash due 3/30/2017		7,000	6,952	6,908
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(18)			(34)	—
			14,970	14,971
Nixon, Inc.	Apparel, accessories & luxury goods
First Lien Term Loan, 8.75% cash 2.75% PIK due 4/16/2018		9,023	8,960	9,067
			8,960	9,067
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,430	14,493
17,391 Shares of Series A-1 Preferred Stock			313	294
17,391 Shares of Common Stock			187	—
			14,930	14,787
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			499	573
50,000 Common Shares			1	—
			500	573
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (15)		9,168	9,119	9,164
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(15)			(5)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	321
			9,364	9,485
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (15)		17,000	17,000	16,695
			17,000	16,695
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
First Lien Term Loan, LIBOR+8.5% (1.5% floor) cash due 5/25/2017 (17)		$27,000	$26,965	$27,052
First Lien Revolver, LIBOR+6.5% (1.5% floor) cash due 5/25/2017 (10)(17)			(7)	—
75,000 Class A Common Units of IDS Investments, LLC			750	429
			27,708	27,481
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		17,611	17,573	17,836
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK due 6/15/2017 (14)		12,000	11,984	12,138
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		3,000	2,986	3,000
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	3,774
			34,043	36,748
Specialized Education Services, Inc.	Education services
Senior Term Loan, LIBOR+7% (1.5% floor) cash due 6/28/2017 (15)		8,699	8,699	8,504
Subordinated Term Loan, 11% cash 1.5% PIK due 6/28/2018		18,042	18,042	17,722
			26,741	26,226
Vitalyst Holdings, Inc. (formerly known as PC Helps Support, LLC)	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,019	19,019	19,074
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	784
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,769	19,858
Olson + Co., Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)		13,160	13,160	13,170
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)			—	—
			13,160	13,170
Beecken Petty O’Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			391	350
			391	350
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (15)		25,000	25,000	25,403
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (15)		6,667	6,667	6,667
			31,667	32,070
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (15)		25,000	25,000	24,799
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (15)		67	67	67
			25,067	24,866
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	2,321
			1,500	2,321
SumTotal Systems, LLC	Internet software & services
Second Lien Term Loan, LIBOR+9% (1.25% floor) cash due 5/16/2019 (15)		20,000	20,000	19,650
			20,000	19,650
Comprehensive Pharmacy Services, LLC	Pharmaceuticals
Subordinated Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,308	14,308	14,337
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,647
			16,308	16,984
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018 (15)		7,031	7,031	7,031
Subordinated Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,075	5,075	5,087
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (15)		588	588	588
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc. (continued)
4,950,000 Preferred Units in GRG Holdings, LP			$495	$350
50,000 Common Units in GRG Holdings, LP			5	—
			13,194	13,056
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017 (18)		$58,850	58,837	59,367
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017 (18)		27,902	27,896	28,045
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (18)		1,500	1,498	1,500
			88,231	88,912
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,744	12,744	12,750
500 Class A Common Units in Omniplex Holdings Corp.			500	564
			13,244	13,314
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,950	15,950	15,994
			15,950	15,994
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (15)		21,500	21,500	21,628
			21,500	21,628
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (15)		7,000	7,000	7,053
			7,000	7,053
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)(16)		89,989	89,957	90,306
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(16)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,319
			91,767	91,625
CoAdvantage Corporation	Human resources & employment services
Subordinated Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,846	14,846	14,866
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	597
			15,403	15,463
EducationDynamics, LLC	Education services
Subordinated Term Loan, 12% cash 6% PIK due 1/16/2017		11,573	11,573	11,204
			11,573	11,204
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.20% limited partnership interest (6)(12)			620	594
			620	594
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015 (15)		13,048	13,048	13,032
			13,048	13,032
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(15)			(509)	—
			(509)	—
Advanced Pain Management Holdings, Inc.	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (15)		24,000	24,000	24,218
			24,000	24,218
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (15)		10,475	10,441	10,471
			10,441	10,471
TravelClick, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019		5,000	5,000	5,000
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (15)		20,000	20,000	20,000
			25,000	25,000
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Pingora MSR Opportunity Fund I, LP	Thrift & mortgage finance
1.90% limited partnership interest (12)			$2,472	$2,377
			2,472	2,377
Chicago Growth Partners III, LP	Multi-sector holdings
0.50% limited partnership interest (11)(12)			—	—
			—	—
Credit Infonet, Inc.	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash due 10/26/2018		13,250	13,250	13,269
			13,250	13,269
H.D. Vest, Inc.	Specialized finance
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 6/18/2019 (16)		8,750	8,750	8,823
			8,750	8,823
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (17)		2,150	2,148	2,150
			2,148	2,150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (15)		9,893	9,893	9,900
			9,893	9,900
Personable Holdings, Inc.	Other diversified financial services
First Lien Term Loan, LIBOR+6% (1.25% floor) cash due 5/16/2018 (15)		10,688	10,688	10,752
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 5/16/2018 (15)		1,585	1,585	1,585
			12,273	12,337
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (15)		13,500	13,500	13,524
			13,500	13,524
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (15)		32,000	32,000	31,392
50,000 Common Units in AB Group Holdings, LP			500	162
			32,500	31,554
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(19)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(19)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		17,500	17,309	17,291
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	296
			17,522	17,587
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		23,813	23,804	23,475
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,154	4,153	4,154
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		272	270	272
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,220
			29,227	29,121
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (20)			—	—
			—	—
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
CT Technologies Intermediate Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/4/2020 (15)		$12,000	$12,000	$11,893
			12,000	11,893
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(15)		45,000	44,989	45,037
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)(15)			(1)	—
2,000,000 Common Units in T5 Investment Vehicle, LLC (6)			2,000	3,029
			46,988	48,066
Epic Health Services, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (15)		25,000	25,000	24,826
			25,000	24,826
Kason Corporation	Industrial machinery
Subordinated Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,670	5,670	5,558
450 Class A Preferred Units in Kason Investment, LLC			450	392
5,000 Class A Common Units in Kason Investment, LLC			50	—
			6,170	5,950
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		75,000	74,993	75,120
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (10)(14)			(1)	—
First Lien Delayed Draw Term Loan, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		25,000	24,984	25,136
			99,976	100,256
SPC Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			429	372
			429	372
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (15)		24,000	24,000	24,095
			24,000	24,095
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		27,001	27,001	27,037
2,500,000 Class A Common Units in Vandelay Industries, LP			2,500	3,291
			29,501	30,328
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (20)		4,975	4,975	4,983
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (20)		8,000	8,000	8,067
			12,975	13,050
SugarSync, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (0.5% floor) cash due 11/18/2016 (14)		6,500	6,500	6,447
			6,500	6,447
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (15)		13,600	13,600	13,649
			13,600	13,649
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (21)		20,737	20,723	20,641
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(21)			(2)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	803
			21,721	21,444
Med-Data, Incorporated	Diversified support services
First Lien Term Loan, LIBOR+7.25% (1% floor) cash due 11/22/2018 (17)		38,954	38,940	38,802
First Lien Revolver, LIBOR+7.25% (1% floor) cash due 11/22/2018 (10)(17)			(2)	—
			38,938	38,802

See notes to Consolidated Financial Statements

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (17)		$35,210	$35,195	$34,911
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (10)(17)			(2)	—
			35,193	34,911
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (6)(12)			715	678
			715	678
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Subordinated Term Loan, 10% cash 2% PIK due 6/23/2019		12,127	12,127	12,167
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,544
			15,127	15,711
Lift Brands, Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		59,000	58,967	59,048
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		2,000	1,992	2,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,370
			62,959	63,418
Tailwind Capital Partners II, LP	Multi-sector holdings
0.3% limited partnership interest (6)(12)			388	388
			388	388
Long's Drugs Incorporated	Pharmaceuticals
Subordinated Term Loan, 11% cash 1% PIK due 1/31/2020		9,494	9,494	9,529
50 Series A Preferred Shares in TWL Holdings Corp.			500	523
			9,994	10,052
American Cadastre, LLC	Systems software
First Lien Revolver, LIBOR+5% (1% floor) cash due 8/14/2015 (14)		5,470	5,464	5,470
			5,464	5,470
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,705	20,056
118,577 Common Stock Warrants (exercise price $10.12)			321	304
			20,026	20,360
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,040
			20,000	20,040
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,906	5,000
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	92
			5,011	5,092
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		65,000	64,946	65,216
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		1,000	996	1,000
200,000 Class A Units in CIP OCL Investments, LLC			2,000	1,826
			67,942	68,042
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,663	15,001
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	328
			15,030	15,329
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (15)		18,000	18,000	18,007
			18,000	18,007
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/24/2021 (15)		3,000	3,000	3,028
			3,000	3,028
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)	Industry	Principal (8)	Cost	Fair Value
Desert NDT, LLC	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/26/2019 (16)		$133,000	$132,970	$133,000
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/26/2019 (16)		3,866	3,863	3,866
			136,833	136,866
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (15)		32,896	32,867	33,024
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(15)			(5)	—
			32,862	33,024
Total Military Management, Inc.	Air freight and logistics
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)		13,261	13,261	13,305
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
First Lien Revolver, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
			13,261	13,305
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,825	15,000
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	181
			15,006	15,181
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (15)		6,600	6,591	6,600
			6,591	6,600
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (15)		42,000	42,000	42,000
			42,000	42,000
Puerto Rico Cable Acquisition Company Inc.	Cable & satellite
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 5/30/2019 (12)(15)		27,000	27,000	27,000
			27,000	27,000
RCPDirect II, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
PR Wireless, Inc.	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 8/2/2020 (20)		10,000	10,000	10,000
118.4211 Common Stock Warrants (exercise price $0.01)			—	—
			10,000	10,000
Total Non-Control/Non-Affiliate Investments (168.6% of net assets)			$2,282,099	$2,278,236
Total Portfolio Investments (194.5% of net assets)			$2,616,409	$2,627,817
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
June 30, 2014
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	+ 0.75% on Senior Term Loan and Revolver - 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Tier pricing per loan agreement
Olson + Co., Inc.	December 13, 2013	+ 0.25% on Term Loan & Revolver		Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	- 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
TransTrade Operators, Inc.	October 1, 2013	- 11.0% on Term Loan	+ 11.0% on Term Loan	Per loan amendment
HealthDrive Corporation	October 1, 2013	- 4.0% on Term Loan A - 6.0% on Term Loan B	+ 6.0% on Term Loan A + 7.0% on Term Loan B	Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 21, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A and Term Loan B		Per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

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
June 30, 2014
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

(22)
Each of the Company's investments are pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(23)
The Company, through its investments in HFG Holdings LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company’s debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings’ equity investment in Healthcare Finance Group, LLC.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2013

Portfolio Company/Type of Investment (1)(2)(5)(21)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,494	$14,480	$14,499
LC Facility, 8.5% cash due 12/31/2016 (10)			(5)	—
746,114 Series A Preferred Units			12,786	15,891
746,114 Class A Common Stock Units			5,316	10,529
			32,577	40,919
TransTrade Operators, Inc.	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		13,660	13,660	13,524
596.67 Series A Common Units in TransTrade Holding LLC			—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC			3,033	539
			16,693	14,063
HFG Holdings, LLC (22)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		93,135	93,135	93,297
860,000 Class A Units (12)			22,347	22,346
			115,482	115,643
First Star Aviation LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		19,211	19,211	19,211
5,264,207 Common Units			5,264	5,264
			24,475	24,475
Eagle Hospital Physicians, LLC (13)	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		11,150	11,150	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,041	3,041	3,050
First Lien Revolver, 8% cash due 8/1/2016			—	—
4,100,000 Class A Common Units			4,100	6,203
			18,291	20,402
Total Control Investments (15.7% of net assets)			$207,518	$215,502
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
1,080,399 shares of Series A Preferred Stock			$1,080	$3,256
			1,080	3,256
AmBath/ReBath Holdings, Inc. (9)	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (15)		$3,223	3,219	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		25,515	25,508	25,317
4,668,788 Shares of Preferred Stock			—	87
			28,727	28,676
Total Affiliate Investments (2.3% of net assets)			$29,807	$31,932
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
Capital Equipment Group, Inc. (9)	Industrial machinery
Second Lien Term Loan, 12% cash 2.75% PIK due 12/27/2015		$4,007	4,007	4,003
33,786 shares of Common Stock			345	1,206
			4,352	5,209
Western Emulsions, Inc.	Construction materials
Second Lien Term Loan, 12.5% cash 2.5% PIK due 6/30/2014		7,200	7,170	7,297
			7,170	7,297
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 7/17/2014		4,151	4,148	4,213
First Lien Term Loan B, 12% cash 1% PIK due 7/17/2014		10,573	10,573	10,497
First Lien Revolver, 12% cash due 7/17/2014		2,266	2,266	2,266
			16,987	16,976

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Phoenix Brands Merger Sub LLC	July 31, 2013	+ 2.25% on Senior Term Loan + 2.25% on Revolver + 0.75% on Subordinated Term Loan		Per loan agreement
GSE Environmental, Inc.	July 30, 2013	+ 2.0% on Term Loan		Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan & Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 21, 2013	- 0.50% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 3.0% on Term Loan & Revolver	+ 1.0% on Term Loan	Per loan agreement
Discovery Practice Management, Inc.	April 1, 2013	- 1.0% on Term Loan A - 1.0% on Revolver	- 1.0% on Term Loan B	Tier pricing per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
HealthDrive Corporation	January 1, 2013	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
Mansell Group, Inc.	January 1, 2013	+ 2.0% on Term Loan A, Term Loan B & Revolver		Per loan agreement
Saddleback Fence & Vinyl Products, Inc.	December 1, 2012	+ 4.0% on Term Loan + 4.0% on Revolver		Per loan amendment
Capital Equipment Group, Inc.	November 30, 2012		- 1.25% on Term Loan	Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement
Ambath/Rebath Holdings, Inc.	April 1, 2012	- 2.0% on Term Loan A - 4.5% on Term Loan B	+ 2.0% on Term Loan A + 4.5% on Term Loan B	Per loan amendment

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)	Eagle Hospital Physicians, LLC, is the successor entity to Eagle Hospital Physicians, Inc. and was formed as part of the restructuring process.

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

(21)
Each of the Company's investments are pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(22)
The Company, through its investments in HFG Holdings LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company’s debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings’ equity investment in Healthcare Finance Group, LLC.

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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that occurred from inception through June 30, 2014:

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
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of June 30, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.3 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.323% as of June 30, 2014.
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $2.3 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.63 billion and $1.89 billion at June 30, 2014 and September 30, 2013, respectively. The portfolio investments represent 194.5% and 138.3% of net assets at June 30, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
The fair value of each of the Company’s investments at June 30, 2014 and September 30, 2013 was determined by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $3.2 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company’s compliance per the terms of the credit agreement with the Company. Additionally, the Company has $5.8 million that was held at Wells Fargo Bank, National Association ("Wells Fargo") which represents collateral for standby letters of credit issued to portfolio companies under the Wells Fargo facility (as defined in Note 6 — Lines of Credit) which was terminated on February 21, 2014.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the nine months ended June 30, 2014.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income Taxes:
As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis federal excise tax for calendar year 2010. The Company did not incur a federal excise tax for calendar years 2012 and 2013 and does not expect to incur a federal excise tax for calendar year 2014. The Company may incur a federal excise tax in future years.
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
ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company’s Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more-likely-than-not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2011, 2012 or 2013. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option as of February 19, 2014, and elected the fair value option for its secured borrowings which have a cost basis of $45.8 million in the aggregate. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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
Note 3. Portfolio Investments
At June 30, 2014, 194.5% of net assets or $2.63 billion was invested in 125 portfolio investments and 5.5% of net assets or $74.7 million was invested in cash and cash equivalents. In comparison, at September 30, 2013, 138.3% of net assets or $1.89 billion was invested in 99 portfolio investments and 10.8% of net assets or $147.4 million was invested in cash and cash equivalents. As of June 30, 2014, 82.3% of the Company’s portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests, limited liability company interests or warrants. These equity instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2014, the Company recorded net realized gains (losses) of $(0.6) million and $1.0 million, respectively. During the three and nine months ended June 30, 2013, the Company recorded net realized losses of $17.5 million and $17.0 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded net unrealized depreciation of $13.7 million and $22.0 million, respectively. During the three and nine months ended June 30, 2013, the Company recorded net unrealized appreciation of $13.1 million and $6.4 million, respectively.
The composition of the Company’s investments as of June 30, 2014 and September 30, 2013 at cost and fair value was as follows:

	June 30, 2014		September 30, 2013
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,499,381	$2,485,312	$1,779,201	$1,793,463
Investments in equity securities	117,028	142,505	80,450	99,583
Total	$2,616,409	$2,627,817	$1,859,651	$1,893,046
The composition of the Company’s debt investments as of June 30, 2014 and September 30, 2013 at fixed rates and floating rates was as follows:

	June 30, 2014		September 30, 2013
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$686,061	27.60%	$584,876	32.61%
Floating rate debt securities	1,799,251	72.40	1,208,587	67.39
Total	$2,485,312	100.00%	$1,793,463	100.00%

 The following table presents the financial instruments carried at fair value as of June 30, 2014, by caption on the Company’s Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$2,161,621	$2,161,621
Investments in debt securities (subordinated)	—	—	294,191	294,191
Investments in debt securities (collateralized loan obligation, or CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	26,550	26,550
Investments in equity securities (common and other)	—	—	115,955	115,955
Total investments at fair value	$—	$—	$2,627,817	$2,627,817
Secured borrowings relating to senior secured debt investments	—	—	$45,805	$45,805
Total liabilities at fair value	$—	$—	$45,805	$45,805
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
The following table provides a roll-forward in the changes in fair value from March 31, 2014 to June 30, 2014, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total	Secured Borrowings
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
New investments & net revolver activity	185,457	7,100	—	1,404	3,862	197,823	—
Proceeds from secured borrowings	—	—	—	—	—	—	—
Redemptions/repayments	(246,376)	—	—	—	—	(246,376)	(2,000)
Net accrual of PIK interest income	2,817	2,330	—	422	—	5,569	—
Accretion of original issue discount	178	—	—	—	—	178	—
Net change in unearned income	592	65	—	—	—	657	—
Net unrealized appreciation (depreciation) on investments	(14,756)	(2,820)	—	(1,128)	5,018	(13,686)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	45
Unrealized adjustments due to deal exits	(646)	—	—	—	—	(646)	—
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,161,621	$294,191	$29,500	$26,550	$115,955	$2,627,817	$45,805
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2014 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2014	$(14,816)	$(2,820)	$—	$(1,128)	$5,018	$(13,746)	$45
The following table provides a roll-forward in the changes in fair value from March 31, 2013 to June 30, 2013 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total
Fair value as of March 31, 2013	$1,374,553	$311,341	$—	$24,575	$38,426	$1,748,895
New investments & net revolver activity	207,864	17,250	—	3,033	21,998	250,145
Redemptions/repayments	(166,010)	(35,016)	—	(111)	—	(201,137)
Net accrual of PIK interest income	1,799	969	—	382	—	3,150
Accretion of original issue discount	164	—	—	—	—	164
Net change in unearned income	1,706	341	—	—	—	2,047
Net unrealized appreciation (depreciation)	11,065	(1,669)	—	(782)	4,448	13,062
Unrealized adjustments due to deal exits	(12,263)	1,166	—	—	(3,128)	(14,225)
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2013	$1,418,878	$294,382	$—	$27,097	$61,744	$1,802,101
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2013	$(1,198)	$(503)	$—	$(782)	$1,320	$(1,163)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2013 to June 30, 2014, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common and Other Equity	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,227,027	42,937	—	4,521	31,656	1,306,141	—
Proceeds from secured borrowings	—	—	—	—	—	—	47,750
Redemptions/repayments	(516,204)	(43,756)	—	(339)	(2,695)	(562,994)	(2,000)
Net accrual of PIK interest income	7,230	2,473	—	1,236	—	10,939	—
Accretion of original issue discount	566	—	—	—	—	566	—
Net change in unearned income	801	285	—	—	—	1,086	—
Net unrealized appreciation (depreciation) on investments	(24,128)	(4,202)	—	(4,516)	10,859	(21,987)	—
Net unrealized appreciation on secured borrowings	—	—	—	—		—	55
Unrealized adjustments due to deal exits	(1,336)	156	—	—	2,200	1,020	—
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,161,621	$294,191	$29,500	$26,550	$115,955	$2,627,817	$45,805
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2014 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2014	$(24,412)	$(4,046)	$—	$(4,516)	$13,059	$(19,915)	$55
The following table provides a roll-forward in the changes in fair value from September 30, 2012 to June 30, 2013 for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common and Other Equity	Total
Fair value as of September 30, 2012	$1,035,750	$205,447	$24,240	$22,671	$1,288,108
New investments & net revolver activity	833,175	119,093	5,705	27,703	985,676
Redemptions/repayments	(440,791)	(35,016)	(2,422)	—	(478,229)
Net accrual of PIK interest income	3,066	3,542	(289)	—	6,319
Accretion of original issue discount	448	—	—	—	448
Net change in unearned income	4,772	512	—	—	5,284
Net unrealized appreciation (depreciation)	(7,909)	(361)	(17)	14,689	6,402
Unrealized adjustments due to deal exits	(9,633)	1,165	(120)	(3,319)	(11,907)
Transfer into (out of) Level 3	—	—	—	—	—
Fair value as of June 30, 2013	$1,418,878	$294,382	$27,097	$61,744	$1,802,101
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the nine months ended June 30, 2013	$(17,542)	$804	$(137)	$11,370	$(5,505)
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of June 30, 2014:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$2,144,070	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(4.0)%	-	7.5%	1.4%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(0.9)%	-	1.3%	0.3%
	17,551	Market and income approach	Weighted average cost of capital		24.0%	-	27.0%	25.9%
			Company specific risk premium	(a)	10.0%	-	10.0%	10.0%
			Revenue growth rate		(29.5)%	-	(29.1)%	(29.3)%
Subordinated debt	294,191	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	11.5%	4.7%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(0.6)%	-	1.3%	0.3%
CLO debt	29,500	Bond yield approach	Market yield		11.1%	-	11.7%	11.4%
Preferred, common and other equity	142,505	Market and income approach	Weighted average cost of capital		13.0%	-	31.0%	17.8%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.9%
			Revenue growth rate		(17.2)%	-	78.3%	13.3%
			EBITDA multiple	(b)	1.7x	-	13.1x	9.5x
			Revenue multiple	(b)	4.1x	-	5.3x	4.7x
			Book value multiple	(b)	0.9x	-	1.1x	1.0x
Total	$2,627,817

Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$45,805	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium/(discount)	(a)	(3.8)%	-	(3.6)%	(3.6)%
			Size premium	(a)	0.5%	-	2.0%	0.9%
			Industry premium/(discount)	(a)	0.3%	-	1.1%	0.9%
Total	$45,805

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowing.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2014 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$535,181	$535,181	$—	$—	$535,181
SBA debentures payable	225,000	200,560	—	—	200,560
Unsecured convertible notes payable	115,000	121,613	—	—	121,613
Unsecured notes payable	409,878	420,530	—	160,380	260,150
Total	$1,285,059	$1,277,884	$—	$160,380	$1,117,504

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
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $212.3 million and $149.5 million of unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2014 and September 30, 2013 is shown in the table below:

	June 30, 2014	September 30, 2013
Lift Brands Holdings, Inc.	$18,000	$—
BMC Software Finance, Inc.	15,000	—
Yeti Acquisition, LLC	12,000	7,500
Desert NDT, LLC	11,134	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
First Choice ER, LLC (1)	9,181	—
InMotion Entertainment Group, LLC	7,669	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	7,528	9,792
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	—
Integrated Petroleum Technologies, Inc.	5,397	—
I Drive Safely, LLC	5,000	5,000
First American Payment Systems, LP	4,933	5,000
Adventure Interactive, Corp.	4,846	5,000
World 50, Inc.	4,000	4,000
Charter Brokerage, LLC	4,000	4,000
Enhanced Recovery Company, LLC	4,000	3,500
OnCourse Learning Corporation	4,000	—
Discovery Practice Management, Inc.	3,732	1,000
Refac Optical Group	3,600	8,000
Teaching Strategies, LLC	3,500	5,000
All Web Leads, Inc.	3,500	—
Deltek, Inc.	3,213	8,667
OmniSYS Acquisition Corporation	2,500	—
Eagle Hospital Physicians, Inc.	2,287	1,867
Chicago Growth Partners, LP (limited partnership interest)	2,000	2,000
Personable Holdings, Inc.	1,824	3,409
CPASS Acquisition Company	1,750	2,500
Olson + Co., Inc.	1,673	2,105
Tailwind Capital Partners II, LP (limited partnership interest)	1,612	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,609	2,000
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
SPC Partners V, LP (limited partnership interest)	1,571	—
CCCG, LLC	1,520	1,520
Sterling Capital Partners IV, LP (limited partnership interest)	1,380	1,528
Phoenix Brands Merger Sub LLC	1,286	3,429
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	1,285	—
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
RCP Direct II, LP (limited partnership interest)	1,000	—
Milestone Partners IV, LP (limited partnership interest)	869	1,414
Total Military Management, Inc.	857	—
2Checkout, Inc.	850	2,850
Genoa Healthcare Holdings, LLC	833	1,000
HealthDrive Corporation	734	734
Garretson Firm Resolution Group, Inc.	663	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	632	786
ACON Equity Partners III, LP (limited partnership interest)	587	671
Riverlake Equity Partners II, LP (limited partnership interest)	564	638
American Cadastre, LLC	530	—
Riverside Fund IV, LP (limited partnership interest)	322	287

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

RCP Direct, LP (limited partnership interest)	260	524
TransTrade Operators, Inc.	255	—
Baird Capital Partners V, LP (limited partnership interest)	174	351
ISG Services, LLC	—	6,000
HealthEdge Software, Inc.	—	5,000
Reliance Communications, LLC	—	2,750
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Total	$212,332	$149,474
________________
(1) In addition to its revolving commitment, the Company has extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of June 30, 2014, the total amount available to the borrower under this delayed draw facility was $1.5 million, and the facility was drawn $25.0 million as of this date.

Portfolio Composition
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2014		September 30, 2013
Cost:
Senior secured debt	$2,174,795	83.12%	$1,456,710	78.33%
Subordinated debt	295,086	11.28	292,991	15.76
CLO debt	29,500	1.13	29,500	1.59
Purchased equity	101,593	3.88	71,835	3.86
Equity grants	5,409	0.21	4,316	0.23
Limited partnership interests	10,026	0.38	4,299	0.23
Total	$2,616,409	100.00%	$1,859,651	100.00%

Fair Value:
Senior secured debt	$2,161,621	82.26%	$1,467,665	77.53%
Subordinated debt	294,191	11.20	296,298	15.65
CLO debt	29,500	1.12	29,500	1.56
Purchased equity	126,121	4.80	89,688	4.74
Equity grants	6,650	0.25	5,599	0.30
Limited partnership interests	9,734	0.37	4,296	0.22
Total	$2,627,817	100.00%	$1,893,046	100.00%

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

	June 30, 2014		September 30, 2013
Cost:
Northeast U.S.	$754,331	28.83%	$744,582	40.04%
Southwest U.S.	592,593	22.65	279,369	15.02
Midwest U.S.	446,733	17.07	314,653	16.92
Southeast U.S.	405,585	15.50	277,342	14.91
West U.S.	324,063	12.39	242,705	13.05
International	93,103	3.56	1,000	0.06
Total	$2,616,409	100.00%	$1,859,651	100.00%

Fair Value:
Northeast U.S.	$766,158	29.16%	$753,263	39.79%
Southwest U.S.	585,015	22.26	280,247	14.80
Midwest U.S.	448,256	17.06	317,958	16.80
Southeast U.S.	413,073	15.72	285,648	15.09
West U.S.	321,293	12.23	252,730	13.35
International	94,022	3.57	3,200	0.17
Total	$2,627,817	100.00%	$1,893,046	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014		September 30, 2013
Cost:
Healthcare services	$393,867	15.05%	$266,823	14.35%
Education services	264,019	10.09	166,750	8.97
Oil & gas equipment services	243,371	9.30	75,426	4.06
Internet software & services	189,297	7.23	109,170	5.87
Advertising	164,202	6.28	154,026	8.28
Diversified support services	128,231	4.90	170,174	9.15
Specialized finance	126,985	4.85	124,232	6.68
IT consulting & other services	102,635	3.92	82,440	4.43
Airlines	100,070	3.82	24,475	1.32
Pharmaceuticals	81,263	3.11	51,538	2.77
Healthcare equipment	80,856	3.09	70,494	3.79
Specialty stores	63,756	2.44	68,386	3.68
Leisure facilities	63,001	2.41	43	—
Human resources & employment services	62,841	2.40	64,944	3.49
Data processing & outsourced services	60,238	2.30	23,200	1.25
Industrial machinery	53,234	2.03	16,883	0.91
Apparel, accessories & luxury goods	43,976	1.68	28,385	1.53
Household products	36,687	1.40	29,677	1.60
Air freight and logistics	35,045	1.34	16,693	0.90
Construction and engineering	34,165	1.31	32,577	1.75
Leisure products	34,043	1.30	47,222	2.54
Asset management & custody banks	29,500	1.13	29,500	1.59
Consumer electronics	29,227	1.12	—	—
Home improvement retail	28,318	1.08	28,726	1.54
Cable & satellite	27,000	1.03	—	—
Application software	22,024	0.84	12,879	0.69
Food distributors	17,514	0.67	18,435	0.99
Integrated telecommunication services	16,591	0.63	—	—
Research & consulting services	14,970	0.57	17,521	0.94
Specialty chemicals	13,500	0.52	20,000	1.08
Security & alarm services	13,244	0.51	13,124	0.71
Healthcare technology	12,975	0.50	—	—
Other diversified financial services	12,773	0.49	41,888	2.25
Multi-sector holdings	7,554	0.29	4,091	0.20
Systems software	5,464	0.21	—	—
Thrift & mortgage finance	2,472	0.09	208	0.01
Auto parts & equipment	1,500	0.07	33,061	1.78
Environmental & facilities services	—	—	8,755	0.47
Construction materials	—	—	7,170	0.39
Building products	—	—	735	0.04
Total	$2,616,409	100.00%	$1,859,651	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2014		September 30, 2013
Fair Value:
Healthcare services	$398,952	15.18%	$273,880	14.47%
Education services	263,247	10.02	168,492	8.90
Oil & gas equipment services	242,890	9.24	76,454	4.04
Internet software & services	192,567	7.33	114,077	6.03
Advertising	163,895	6.24	154,777	8.18
Specialized finance	135,138	5.14	124,400	6.57
Diversified support services	127,659	4.86	171,078	9.04
Airlines	104,517	3.98	24,475	1.29
IT consulting & other services	103,540	3.94	83,916	4.43
Pharmaceuticals	82,849	3.15	52,787	2.79
Healthcare equipment	81,404	3.10	70,866	3.74
Leisure facilities	63,606	2.42	190	0.01
Human resources & employment services	63,451	2.41	65,391	3.45
Specialty stores	61,611	2.34	69,024	3.65
Data processing & outsourced services	61,336	2.33	23,295	1.23
Industrial machinery	54,339	2.07	18,197	0.96
Construction and engineering	42,598	1.62	40,919	2.16
Leisure products	36,748	1.40	49,952	2.64
Household products	35,383	1.35	29,264	1.55
Apparel, accessories & luxury goods	31,006	1.18	27,724	1.46
Asset management & custody banks	29,500	1.12	29,500	1.56
Consumer electronics	29,121	1.11	—	—
Home improvement retail	28,572	1.09	28,677	1.51
Cable & satellite	27,000	1.03	—	—
Air freight and logistics	24,629	0.94	14,063	0.74
Application software	22,680	0.86	13,500	0.71
Food distributors	17,684	0.67	18,732	0.99
Integrated telecommunication services	16,600	0.63	—	—
Research & consulting services	14,971	0.57	17,912	0.95
Specialty chemicals	13,524	0.51	20,000	1.06
Security & alarm services	13,314	0.51	13,104	0.69
Healthcare technology	13,050	0.50	—	—
Other diversified financial services	12,911	0.49	41,954	2.22
Multi-sector holdings	7,357	0.28	4,158	0.21
Systems software	5,470	0.21	—	—
Thrift & mortgage finance	2,377	0.09	139	0.01
Auto parts & equipment	2,321	0.09	36,004	1.90
Environmental & facilities services	—	—	8,113	0.43
Construction materials	—	—	7,297	0.39
Building products	—	—	735	0.04
Total	$2,627,817	100.00%	$1,893,046	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2014 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2014 and June 30, 2013, no individual investment produced income that exceeded 10% of investment income.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of June 30, 2014 and September 30, 2013 were $3.9 million and $5.0 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2014, the Company had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Earnings per common share — basic:
Net increase in net assets resulting from operations	$20,287	$26,006	$84,093	$75,684
Weighted average common shares outstanding — basic	139,138	118,271	139,134	106,353
Earnings per common share — basic	$0.15	$0.22	$0.60	$0.71
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$20,287	$26,006	$84,093	$75,684
Adjustments for interest on convertible notes, base management fees and incentive fees	1,362	1,365	4,089	4,079
Net increase in net assets resulting from operations, as adjusted	21,649	27,371	88,182	79,763
Weighted average common shares outstanding — basic	139,138	118,271	139,134	106,353
Adjustments for dilutive effect of convertible notes	7,790	7,790	7,790	7,790
Weighted average common shares outstanding — diluted	146,928	126,061	146,924	114,143
Earnings per common share — diluted	$0.15	$0.22	$0.60	$0.70
The following table reflects the distributions per share that the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2012 to June 30, 2014:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 6, 2012	October 15, 2012	October 31, 2012	$ 0.0958	$ 8.2 million	51,754		$ 0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
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
In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the nine months ended June 30, 2014.

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
The Wells Fargo facility was secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company used the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.6857% for the nine months ended June 30, 2014. For the nine months ended June 30, 2014, the Company recorded interest expense $1.8 million related to the Wells Fargo facility.
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of June 30, 2014. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense.

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
As of June 30, 2014, the ING facility permitted up to $670 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of June 30, 2014, the Company had $483.3 million of borrowings outstanding under the ING facility, which had a fair value of $483.3 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 2.6545% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $4.0 million and $10.3 million, respectively, related to the ING facility.

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
As of June 30, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2014, the Company had $51.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $51.9 million. The Company’s borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.4939% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $0.5 million and $1.6 million, respectively, related to the Sumitomo facility.
As of June 30, 2014, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Total interest expense for the three and nine months ended June 30, 2014 was $14.7 million and $37.8 million, respectively. Total interest expense for the three and nine months ended June 30, 2013 was $9.2 million and $24.1 million, respectively.

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
Accumulated PIK interest activity for the nine months ended June 30, 2014 and June 30, 2013 was as follows:

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
PIK balance at beginning of period	$23,934	$18,431
Gross PIK interest accrued	17,470	12,556
PIK income reserves(1)	(90)	(745)
PIK interest received in cash	(6,441)	(5,492)
Loan exits and other PIK adjustments	(421)	(2,769)
PIK balance at end of period	$34,452	$21,981
_____________
(1) PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of June 30, 2014, there was one investment on which the Company had stopped accruing cash and or/PIK and OID income. As of September 30, 2013 and June 30, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income.
The percentages of the Company’s debt investments at cost and fair value by accrual status as of June 30, 2014, September 30, 2013 and June 30, 2013 were as follows:

	June 30, 2014				September 30, 2013				June 30, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,482,129	99.31%	$2,479,084	99.75%	$1,779,201	100.00%	$1,793,463	100.00%	$1,706,821	100.00%	$1,713,260	100.00%
PIK non-accrual	17,252	0.69	6,228	0.25	—	—	—	—	—	—	—	—
Cash non-accrual (1)	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,499,381	100.00%	$2,485,312	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,706,821	100.00%	$1,713,260	100.00%
 _____________
(1) Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company’s portfolio investments as of June 30, 2014, September 30, 2013 and June 30, 2013 was as follows:

	June 30, 2014	September 30, 2013	June 30, 2013
Miche Bag, LLC	PIK non-accrual	—	—

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income non-accrual amounts for the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013		Nine months ended June 30, 2014	Nine months ended June 30, 2013
Cash interest income	$—	$(721)	(1)	$—	$288
PIK interest income	90	130		90	745
OID income	125	0		125	—
Total	$215	$(591)		$215	$1,033
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
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the three and nine months ended June 30, 2014.

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Net increase in net assets resulting from operations	$20,287	$84,093
Net unrealized depreciation on investments and secured borrowings	13,731	22,042
Book/tax difference due to deferred loan fees	(2,784)	(4,065)
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to capital losses not recognized	646	(1,020)
Other book/tax differences	(194)	(471)
Taxable/Distributable Income (1)	$31,664	$100,535
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
As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a federal excise tax for calendar years 2012 and 2013 and does not expect to incur a federal excise tax for calendar year 2014.

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
During the nine months ended June 30, 2014, the Company recorded investment realization events, including the following:

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

•
In April 2014, the Company received a payment of $16.0 million from Renaissance Learning, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In April 2014, the Company received a payment of $32.4 million from Reliance Communications, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In May 2014, the Company received a payment of $15.0 million from TravelClick, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In May 2014, the Company received a payment of $20.0 million from Joerns Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In May 2014, the Company received a payment of $97.2 million from ISG Services, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2014, the Company received payments of $279.5 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.5 million.

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

During the nine months ended June 30, 2014, the Company recorded net unrealized depreciation of $22.0 million. This consisted of $28.0 million of net unrealized depreciation on debt investments and $2.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $8.5 million of net unrealized appreciation on equity investments. During the nine months ended June 30, 2013, the Company recorded net unrealized appreciation of $6.4 million. This consisted of $11.2 million of net unrealized appreciation on equity investments, $11.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $16.5 million of net unrealized depreciation on debt investments.

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
For the three and nine months ended June 30, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from secured borrowings, which resulted in a waiver of $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.0 million and $2.3 million, respectively.
For the three and nine months ended June 30, 2014, base management fees were $13.1 million and $38.7 million, respectively. For the three and nine months ended June 30, 2013, base management fees were $8.2 million and $23.8 million, respectively. At June 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $13.1 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

The second part of the incentive fee ("Part II Incentive Fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
For the three and nine months ended June 30, 2014, incentive fees were $8.6 million and $26.2 million, respectively. For the three and nine months ended June 30, 2013, incentive fees were $7.3 million and $21.0 million, respectively. At June 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.6 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
Advances received from portfolio companies
For the purpose of efficient cash management, the Company has received advances from First Star Aviation, LLC, First Star Speir Aviation I Limited and First Star Bermuda Aviation Limited (collectively, "First Star") in the aggregate amount of $7.2 million.  The advances will be used from time to time to fund operating and financing activities of First Star, including the payment of interest and management fees to the Company and operating expenses. These amounts are recorded when cash is received from First Star.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company’s Investment Adviser and its officers, managers, agents, any employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the investment advisory agreement or otherwise as the Company’s Investment Adviser.
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
For the three and nine months ended June 30, 2014, the Company accrued administrative expenses of $1.2 million, including $0.5 million of general and administrative expenses and $4.4 million, including $2.3 million of general and administrative expenses, respectively. At June 30, 2014, $2.2 million was included in Due to FSC CT, Inc. in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Net asset value at beginning of period	$9.81	$9.90	$9.85	$9.92
Net investment income (5)	0.25	0.26	0.76	0.81
Net unrealized appreciation (depreciation) on investments and secured borrowings (5)	(0.10)	0.11	(0.17)	0.06
Net realized gains (losses) on investments (5)	0.00	(0.15)	0.01	(0.16)
Distributions of ordinary income (5)	(0.25)	(0.29)	(0.74)	(0.87)
Issuance of common stock (5)	—	0.07	—	0.14
Net asset value at end of period	$9.71	$9.90	$9.71	$9.90
Per share market value at beginning of period	$9.46	$11.02	$10.29	$10.98
Per share market value at end of period	$9.83	$10.45	$9.83	$10.45
Total return (1)	6.68%	(2.45)%	3.21%	3.52%
Common shares outstanding at beginning of period	139,138	106,209	139,041	91,048
Common shares outstanding at end of period	139,189	120,996	139,189	120,996
Net assets at beginning of period	$1,365,297	$1,050,961	$1,368,872	$903,570
Net assets at end of period	$1,351,321	$1,197,268	$1,351,321	$1,197,268
Average net assets (2)	$1,363,835	$1,180,475	$1,369,987	$1,058,174
Ratio of net investment income to average net assets(3)	10.19%	10.33%	10.26%	10.90%
Ratio of total expenses to average net assets (excluding base management fee waiver) (3)	11.72%	9.74%	11.01%	10.18%
Base management fee waiver effect (3)	(0.07)%	(0.35)%	(0.03)%	(0.29)%
Ratio of net expenses to average net assets (3)	11.65%	9.39%	10.98%	9.89%
Ratio of portfolio turnover to average investments at fair value	6.94%	9.57%	13.67%	25.63%
Weighted average outstanding debt (4)	$1,357,445	$621,178	$1,102,730	$558,850
Average debt per share (5)	$9.76	$5.25	$7.93	$5.25
__________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP. Total return is not annualized during interim periods.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Interim periods are annualized.
(4)	Calculated based upon the weighted average of loans payable for the period.
(5)	Calculated based upon weighted average shares outstanding for the period.

Note 13. Convertible Notes
On April 12, 2011, the Company issued $152.0 million unsecured convertible notes, including $2 million issued to Leonard M. Tannenbaum, the Company’s Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between the Company and the Trustee.
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at June 30, 2014 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the indenture. The Company did not repurchase Convertible Notes during the nine months ended June 30, 2014 or June 30, 2013.
As of June 30, 2014, there were $115.0 million of Convertible Notes outstanding, which had a fair value of $121.6 million.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of a certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2014, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $3.2 million and $4.4 million related to the 2019 Notes.
As of June 30, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $260.2 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2014, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.8 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2014, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2014, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $85.6 million.
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
As of June 30, 2014, secured borrowings at fair value totaled $45.8 million and the fair value of the investments that are associated with these secured borrowings was $135.3 million. These secured borrowings were the result of the Company’s completion of partial loan sales of two senior secured debt investments totaling $47.8 million during the nine months ended June 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2014, there were $2.0 million of repayments on secured borrowings.
As of June 30, 2014, there were $45.8 million of secured borrowings outstanding, which had a fair value of $45.8 million.
For the three and nine months ended June 30, 2014, the Company recorded interest expense of $0.6 million and $0.8 million related its secured borrowings, respectively.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2014, except as discussed below:
On July 15, 2014, the Company completed a follow-on public offering of 13,250,000 shares of its common stock at the public offering price of $9.95. The net proceeds totaled $129.7 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million.
In July 2014, the Company invested $51.7 million in SLF JV I Funding, LLC ("JV") to facilitate the acquisition of $171.1 million in principal amount of senior secured loans, a portion of which were purchased from the Company. The JV has drawn $104.7 million under its $200.0 million revolving credit facility with Deutsche Bank AG, New York Branch. These transactions were in connection with the Company's agreement in May 2014 with Kemper Corporation to provide $100.0 million of subordinated notes and equity to the JV, with the Company providing $87.5 million and Kemper providing $12.5 million. The JV invests in middle market and other corporate debt securities. In future reporting periods, the Company's debt and equity investment in the JV will be accounted for as a control investment within the Consolidated Schedule of Investments.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2014

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2013	Gross Additions(3)	Gross Reductions(4)	Fair Value at June 30, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,993	$14,499	$699	$(344)	$14,854
LC Facility, 8.5% cash due 12/31/2016	163	—	5	(5)	—
746,114 Series A Preferred Units	1,236	15,891	1,236	—	17,127
746,114 Common Stock Units	—	10,529	761	(673)	10,617
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	1,549	13,524	1,551	(3,752)	11,323
First Lien Revolver, 8% cash due 5/31/2016	11	—	—	—	—
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
1,403,922 Series A Preferred Units in TransTrade Holding LLC	—	—	1,404	(1,404)	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	539	2,167	(2,706)	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,379	93,297	3,536	(313)	96,520
860,000 Class A Units	—	22,346	7,449	—	29,795
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	3,417	19,211	16,061	(1,712)	33,560
10,104,401 Common Units	—	5,264	8,672	—	13,936
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 7/30/2018	2,745	—	40,099	(2,074)	38,025
1,087,445 Common Units	—	—	2,300	—	2,300
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,412	—	12,838	(1,027)	11,811
4,256,042 Common Units	—	—	4,885	—	4,885
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	694	11,149	697	(82)	11,764
First Lien Term Loan B, 8.1% PIK due 8/1/2016	192	3,050	192	(24)	3,218
First Lien Revolver, 8% cash due 8/1/2016	146	—	2,441	(61)	2,380
4,100,000 Class A Common Units	—	6,203	87	(98)	6,192
Total Control Investments	$20,937	$215,502	$107,080	$(14,275)	$308,307
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	748	—	9,263	(266)	8,997
1,080,399 shares of Series A Preferred Stock	—	3,256	448	—	3,704
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	203	3,272	33	(1,120)	2,185
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,966	25,317	868	(305)	25,880
4,668,788 shares of Preferred Stock	—	87	505	(84)	508
Total Affiliate Investments	$3,917	$31,932	$11,117	$(1,775)	$41,274
Total Control & Affiliate Investments	$24,854	$247,434	$118,197	$(16,050)	$349,581

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2013

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value at June 30, 2013
Control Investments
Coll Materials Group LLC
Second Lien Term Loan A, 12% cash due 11/1/2014	$230	$1,238	$7,096	$(8,334)	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014	58	1,999	1,000	(2,999)	—
50% interest in CD Holdco, LLC	—	—	—	—	—
Traffic Solutions Holdings, Inc.
First Lien Term Loan A, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	1,323	15,023	318	(15,341)	—
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	1,634	14,068	400	(49)	14,419
First Lien Revolver, LIBOR+8.5% (1.25% floor) cash due 8/10/2015	35	—	6	(6)	—
LC Facility, 8.5% cash due 12/31/2016	255	—	12	(12)	—
746,114 Series A Preferred Units	382	14,377	1,118	—	15,495
746,114 Common Stock Units	—	6,535	4,919	—	11,454
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	163	—	13,556	(49)	13,507
First Lien Revolver, 8% cash due 5/31/2016	—	—	—	—	—
596.67 Series A Common Units in TransTrade Holding LLC	—	—	3,033	(425)	2,608
1,403,922 Series A Preferred Units in TransTrade Holding LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	3,485	—	92,194	—	92,194
860,000 Class A Units	—	—	21,941	—	21,941
Total Control Investments	$7,565	$53,240	$145,593	$(27,215)	$171,618
Affiliate Investments
Caregiver Services, Inc.
1,080,399 shares of Series A Preferred Stock	—	2,924	129	(18)	3,035
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	338	4,268	79	(64)	4,283
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,828	23,995	1,298	(261)	25,032
4,668,788 shares of Preferred Stock	—	—	—	—	—
Total Affiliate Investments	$3,166	$31,187	$1,506	$(343)	$32,350
Total Control & Affiliate Investments	$10,731	$84,427	$147,099	$(27,558)	$203,968

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
In addition, words such as “anticipate,” “believe,” “expect,” “project”, “seek,” “plan,” “should,” “estimate” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2014. Other factors that could cause actual results to differ materially include:

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
The fair value of all of our investments at June 30, 2014, and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
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
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%

As of June 30, 2014 and September 30, 2013, approximately 95.8% and 91.3%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2014, we had structured $4.5 million in aggregate exit fees across six portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $34.5 million and represented 1.3% of the fair value of our portfolio of investments as of June 30, 2014 and $23.9 million or 1.3% as of September 30, 2013. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2014	September 30, 2013
Cost:
Senior secured debt	83.12%	78.33%
Subordinated debt	11.28	15.76
Collateralized loan obligation ("CLO") debt	1.13	1.59
Purchased equity	3.88	3.86
Equity grants	0.21	0.23
Limited partnership interests	0.38	0.23
Total	100.00%	100.00%

Fair Value:
Senior secured debt	82.26%	77.53%
Subordinated debt	11.20	15.65
CLO debt	1.12	1.56
Purchased equity	4.80	4.74
Equity grants	0.25	0.30
Limited partnership interests	0.37	0.22
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2014	September 30, 2013
Cost:
Healthcare services	15.05%	14.35%
Education services	10.09	8.97
Oil & gas equipment services	9.30	4.06
Internet software & services	7.23	5.87
Advertising	6.28	8.28
Diversified support services	4.90	9.15
Specialized finance	4.85	6.68
IT consulting & other services	3.92	4.43
Airlines	3.82	1.32
Pharmaceuticals	3.11	2.77
Healthcare equipment	3.09	3.79
Specialty stores	2.44	3.68
Leisure facilities	2.41	0.00
Human resources & employment services	2.40	3.49
Data processing & outsourced services	2.30	1.25
Industrial machinery	2.03	0.91
Apparel, accessories & luxury goods	1.68	1.53
Household products	1.40	1.6
Air freight and logistics	1.34	0.90
Construction and engineering	1.31	1.75
Leisure products	1.30	2.54
Asset management & custody banks	1.13	1.59
Consumer electronics	1.12	0.00
Home improvement retail	1.08	1.54
Cable & satellite	1.03	—
Application software	0.84	0.69
Food distributors	0.67	0.99
Integrated telecommunication services	0.63	0.00
Research & consulting services	0.57	0.94
Specialty chemicals	0.52	1.08
Security & alarm services	0.51	0.71
Healthcare technology	0.50	0.00
Other diversified financial services	0.49	2.25
Multi-sector holdings	0.29	0.20
Systems software	0.21	0.00
Thrift & mortgage finance	0.09	0.01
Auto parts & equipment	0.07	1.78
Environmental & facilities services	—	0.47
Total	100.00%	100.00%

	June 30, 2014	September 30, 2013
Fair Value:
Healthcare services	15.18%	14.47%
Education services	10.02	8.90
Oil & gas equipment services	9.24	4.04
Internet software & services	7.33	6.03
Advertising	6.24	8.18
Specialized finance	5.14	6.57
Diversified support services	4.86	9.04
Airlines	3.98	1.29
IT consulting & other services	3.94	4.43
Pharmaceuticals	3.15	2.79
Healthcare equipment	3.10	3.74
Leisure facilities	2.42	0.01
Human resources & employment services	2.41	3.45
Specialty stores	2.34	3.65
Data processing & outsourced services	2.33	1.23
Industrial machinery	2.07	0.96
Construction and engineering	1.62	2.16
Leisure products	1.40	2.64
Household products	1.35	1.55
Apparel, accessories & luxury goods	1.18	1.46
Asset management & custody banks	1.12	1.56
Consumer electronics	1.11	0.00
Home improvement retail	1.09	1.51
Cable & satellite	1.03	0.00
Air freight and logistics	0.94	0.74
Application software	0.86	0.71
Food distributors	0.67	0.99
Research & consulting services	0.57	0.95
Specialty chemicals	0.51	1.06
Security & alarm services	0.51	0.69
Healthcare technology	0.50	—
Other diversified financial services	0.49	2.22
Multi-sector holdings	0.28	0.21
Systems software	0.21	0.00
Thrift & mortgage finance	0.09	0.01
Auto parts & equipment	0.09	1.90
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2014 and September 30, 2013:

	June 30, 2014				September 30, 2013
Investment Ranking	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$113,271	4.31%	2.24		$122,769	6.49%	2.67
2	2,508,318	95.45	4.70		1,770,277	93.51	4.70
3	6,228	0.24	NM	(1)	—	—	—
4	—	—	—		—	—	—
Total	$2,627,817	100.00%	4.58		$1,893,046	100.00%	4.57
_______________
(1) Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2014, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2014, there was one investment on which we had stopped accruing cash and or/PIK and OID income. As of September 30, 2013 and June 30, 2013, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended June 30, 2014, September 30, 2013 and June 30, 2013 were as follows:

	June 30, 2014				September 30, 2013				June 30, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,482,129	99.31%	$2,479,084	99.75%	$1,779,201	100.00%	$1,793,463	100.00%	$1,706,821	100.00%	$1,713,260	100.00%
PIK non-accrual	17,252	0.69	6,228	0.25	—	—	—	—	—	—	—	—
Cash non-accrual (1)	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,499,381	100.00%	$2,485,312	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,706,821	100.00%	$1,713,260	100.00%
________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of our portfolio investments as of June 30, 2014, September 30, 2013 and June 30, 2013 was as follows:

	June 30, 2014	September 30, 2013	June 30, 2013
Miche Bag, LLC	PIK non-accrual	—	—

Income non-accrual amounts for the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013
Cash interest income	$—	$(721)	$—	$288
PIK interest income	90	130	90	745
OID income	125	—	125	—
Total	$215	$(591)	$215	$1,033

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
Comparison of the three and nine months ended June 30, 2014 and June 30, 2013
Total Investment Income
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
Total investment income for the three months ended June 30, 2014 and June 30, 2013 was $74.3 million and $58.1 million, respectively. For the three months ended June 30, 2014, this amount primarily consisted of $64.4 million of interest income from portfolio investments (which included $6.3 million of PIK interest) and $9.7 million of fee income. For the three months ended June 30, 2013, this amount primarily consisted of $46.4 million of interest income from portfolio investments (which included $4.0 million of PIK interest) and $11.0 million of fee income.
Total investment income for the nine months ended June 30, 2014 and June 30, 2013 was $217.7 million and $164.5 million, respectively. For the nine months ended June 30, 2014, this amount primarily consisted of $178.0 million of interest income from portfolio investments (which included $17.4 million of PIK interest) and $39.3 million of fee income. For the nine months ended June 30, 2013, this amount primarily consisted of $126.7 million of interest income from portfolio investments (which included $11.8 million of PIK interest) and $35.8 million of fee income.
The increase in our total investment income for the three and nine months ended June 30, 2014, as compared to the three and nine months ended June 30, 2013, was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 23 debt investments in our portfolio and fee income related to investment activity, partially offset by amortization payments received on our debt investments and a decrease in the weighted average yield of our debt investments from 11.4% to 10.8% during the year-over-year period.
Expenses
Expenses for the three months ended June 30, 2014 and June 30, 2013 were $39.6 million and $27.7 million, respectively. Expenses increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 by $12.0 million. This was due primarily to increases in:

•	Base management fee, which was attributable to a 45.8% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Part I incentive fee, which was attributable to a 14.7% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 118.5% increase in the weighted average debt outstanding for the year-over-year period.
Expenses for the nine months ended June 30, 2014 and June 30, 2013 were $112.6 million and $78.3 million, respectively. Expenses increased for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 by $34.4 million. This was due primarily to increases in:

•	Base management fee, which was attributable to the increase in the fair value of the investment portfolio discussed above;

•	Part I incentive fee, which was attributable to a 22.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 97.3% increase in the weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the nine months ended June 30, 2014 and June 30, 2013, we did not repurchase any of our unsecured convertible notes (“Convertible Notes”) in the open market. In previous periods, we recognized a gain on repurchasing Convertible Notes at a discount.

Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the Part I incentive fee to the investment adviser under our investment advisory agreement. Paying a Part I incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding Part I incentive fee, may occur again in the future. Any repurchase of our 2019 Notes, 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $16.2 million increase in total investment income and the $12.0 million increase in total expenses, net investment income for the three months ended June 30, 2014 reflected a $4.3 million, or 14.1%, increase compared to the three months ended June 30, 2013.
As a result of the $53.2 million increase in total investment income and the $34.4 million increase in total expenses, net investment income for the nine months ended June 30, 2014 reflected a $18.9 million, or 21.9%, increase compared to the nine months ended June 30, 2013.
Realized Gain (Loss) on Investments
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the nine months ended June 30, 2014, we recorded investment realization events, including the following:

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

•
In April 2014, we received a payment of $16.0 million from Renaissance Learning, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In April 2014, we received a payment of $32.4 million from Reliance Communications, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In May 2014, we received a payment of $15.0 million from TravelClick, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In May 2014, we received a payment of $20.0 million from Joerns Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In May 2014, we received a payment of $97.2 million from ISG Services, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2014, the Company received payments of $279.5 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.5 million.

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

During the three months ended June 30, 2014, we recorded net unrealized depreciation of $13.7 million. This consisted of $17.6 million of net unrealized depreciation on debt investments, offset by $3.8 million of net unrealized appreciation on equity investments and $0.1 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the three months ended June 30, 2013, we recorded net unrealized appreciation of $13.1 million. This consisted of $0.5 million of net unrealized appreciation on equity investments, $13.9 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $1.4 million of net unrealized depreciation on debt investments.
During the nine months ended June 30, 2014, we recorded net unrealized depreciation of $22.0 million. This consisted of $28.0 million of net unrealized depreciation on debt investments and $2.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $8.5 million of net unrealized appreciation on equity investments. During the nine months ended June 30, 2013, we recorded net unrealized appreciation of $6.4 million. This consisted of $11.2 million of net unrealized appreciation on equity investments, $11.7 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation), offset by $16.5 million of net unrealized depreciation on debt investments.
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
For the nine months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents of $72.7 million. During that period, we used $648.9 million of cash in operating activities, primarily for the funding of $1.3 billion of investments and net revolvers, partially offset by $569.4 million of principal payments, PIK payments and sale proceeds received and $105.1 million of net investment income. During the same period, cash provided by financing activities was $576.2 million, primarily consisting of $244.4 million of proceeds from the issuance of our 4.875% unsecured notes due 2019 (the “2019 Notes”), $43.3 million of net borrowings of SBA debentures, $47.8 million of proceeds from secured borrowings and $347.2 million of net borrowings under our credit facilities, partially offset by $94.8 million of cash distributions paid.
For the nine months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents of $14.8 million. During that period, we used $431.2 million of cash in operating activities, primarily for the funding of $972.2 million of investments and net revolvers, partially offset by $465.1 million of principal payments, PIK payments and sale proceeds received and $86.3 million of net investment income. During the same period, cash provided by financing activities was $416.5 million, primarily consisting of $303.5 million of proceeds from issuances of our common stock, $31.8 million of net borrowings of SBA debentures, $14.7 million of net borrowings under our credit facilities and $155.8 million of proceeds from the issuance of unsecured notes, partially offset by $84.7 million of cash distributions paid.
As of June 30, 2014, we had $74.7 million in cash and cash equivalents, portfolio investments (at fair value) of $2.63 billion, $17.5 million of interest and fees receivable, $225.0 million of SBA debentures payable, $535.2 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $409.9 million of unsecured notes payable, $45.8 million of secured borrowings and unfunded commitments of $212.3 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of June 30, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions That Have Occurred Since October 1, 2012
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833
February 6, 2014	August 15, 2014	August 29, 2014	0.0833
July 7, 2014	September 15, 2014	September 30, 2014	0.0917
July 7, 2014	October 15, 2014	October 31, 2014	0.0917
July 7, 2014	November 14, 2014	November 28, 2014	0.0917
___________
(1) Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through June 30, 2014:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 7, 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering (1)	17,643,000	10.31	181.9 million
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of June 30, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.2 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.3 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of June 30, 2014.
For the three and nine months ended June 30, 2014, we recorded interest expense of $2.3 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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

The Wells Fargo facility was secured by all of the assets of Funding, and all of our equity interest in Funding. We used the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.6857% for the nine months ended June 30, 2014. For the nine months ended June 30, 2014, we recorded interest expense of $1.8 million related to the Wells Fargo facility.
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of June 30, 2014. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense.
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
As of June 30, 2014, the ING facility permitted up to $670 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of June 30, 2014, we had $483.3 million of borrowings outstanding under the ING facility, which had a fair value of $483.3 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.6545% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, we recorded interest expense of $4.0 million and $10.3 million, respectively, related to the ING facility.
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
As of June 30, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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

The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2014, we had $51.9 million of borrowings outstanding under the Sumitomo facility. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.4939% for the nine months ended June 30, 2014. For the three and nine months ended June 30, 2014, we recorded interest expense of $0.5 million and $1.6 million, respectively, related to the Sumitomo facility.
As of June 30, 2014, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the Wells Fargo facility, ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,117 million	$1,365 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.24:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.81:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended March 31, 2014. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended June 30, 2014.
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations” in our Annual Report on Form 10-K for the year ended September 30, 2013.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available and drawn are as of June 30, 2014.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR (3) + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million	670 million		483 million	187 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	94 million	(1)	52 million	42 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month, at our option
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at June 30, 2014 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the nine months ended June 30, 2014 or June 30, 2013, we did not repurchase any of the Convertible Notes in the open market.

For the three and nine months ended June 30, 2014, we recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
As of June 30, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $121.6 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of a certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2014, we did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2014, we recorded interest expense of $3.2 million and $4.4 million, respectively, related to the 2019 Notes.
As of June 30, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $260.2 million.
2024 Notes
On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes (the "2024 Notes") for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2014 and June 30, 2013, we did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2014, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.8 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2014, we did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2014, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2014, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $85.6 million.
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
As of June 30, 2014, secured borrowings at fair value totaled $45.8 million and the fair value of the loans that are associated with these secured borrowings was $135.3 million. These secured borrowings were the result of the completion of partial loan sales of two senior secured debt investments totaling $47.8 million during the nine months ended June 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2014, there were $2.0 million of repayments on secured borrowings.
As of June 30, 2014, there were $45.8 million of secured borrowings outstanding, which had a fair value of $45.8 million.
For the three and nine months ended June 30, 2014, we recorded interest expense of $0.6 million and $0.8 million, respectively, related to the secured borrowings.
Total interest expense for the three and nine months ended June 30, 2014 was $14.7 million and $37.8 million, respectively. Total interest expense for the three and nine months ended June 30, 2013 was $9.2 million and $24.1 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2014, our only off-balance sheet arrangements consisted of $212.3 million of unfunded commitments, which was comprised of $195.7 million to provide debt financing to certain of our portfolio companies and $24.0 million related to unfunded limited partnership interests. As of September 30, 2013, our only off-balance sheet arrangements consisted of $149.5 million, which was comprised of $126.8 million to provide debt financing to certain of our portfolio companies and $22.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statement of Assets and Liabilities and are not reflected on our Consolidated Statement of Assets and Liabilities.

A summary of the composition of unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of June 30, 2014 and September 30, 2013 is shown in the table below:

	June 30, 2014	September 30, 2013
Lift Brands Holdings, Inc.	$18,000	$—
BMC Software Finance, Inc.	15,000	—
Yeti Acquisition, LLC	12,000	7,500
Desert NDT, LLC	11,134	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
First Choice ER, LLC (1)	9,181	—
InMotion Entertainment Group, LLC	7,669	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	7,528	9,792
Thing5, LLC	6,000	—
Med-Data, Incorporated	6,000	—
Integrated Petroleum Technologies, Inc.	5,397	—
I Drive Safely, LLC	5,000	5,000
First American Payment Systems, LP	4,933	5,000
Adventure Interactive, Corp.	4,846	5,000
World 50, Inc.	4,000	4,000
Charter Brokerage, LLC	4,000	4,000
Enhanced Recovery Company, LLC	4,000	3,500
OnCourse Learning Corporation	4,000	—
Discovery Practice Management, Inc.	3,732	1,000
Refac Optical Group	3,600	8,000
Teaching Strategies, LLC	3,500	5,000
All Web Leads, Inc.	3,500	—
Deltek, Inc.	3,213	8,667
OmniSYS Acquisition Corporation	2,500	—
Eagle Hospital Physicians, Inc.	2,287	1,867
Chicago Growth Partners, LP (limited partnership interest)	2,000	2,000
Personable Holdings, Inc.	1,824	3,409
CPASS Acquisition Company	1,750	2,500
Olson + Co., Inc.	1,673	2,105
Tailwind Capital Partners II, LP (limited partnership interest)	1,612	—
Beecken Petty O'Keefe Fund IV, LP (limited partnership interest)	1,609	2,000
Riverside Fund V, LP (limited partnership interest)	1,582	1,712
SPC Partners V, LP (limited partnership interest)	1,571	—
CCCG, LLC	1,520	1,520
Sterling Capital Partners IV, LP (limited partnership interest)	1,380	1,528
Phoenix Brands Merger Sub LLC	1,286	3,429
Moelis Capital Partners Opportunity Fund I-B, LP (limited partnership interest)	1,285	—
Ansira Partners, Inc.	1,190	1,190
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
RCP Direct II, LP (limited partnership interest)	1,000	—
Milestone Partners IV, LP (limited partnership interest)	869	1,414
Total Military Management, Inc.	857	—
2Checkout, Inc.	850	2,850
Genoa Healthcare Holdings, LLC	833	1,000
HealthDrive Corporation	734	734
Garretson Firm Resolution Group, Inc.	663	—
Bunker Hill Capital II (QP), LP (limited partnership interest)	632	786
ACON Equity Partners III, LP (limited partnership interest)	587	671
Riverlake Equity Partners II, LP (limited partnership interest)	564	638
American Cadastre, LLC	530	—
Riverside Fund IV, LP (limited partnership interest)	322	287
RCP Direct, LP (limited partnership interest)	260	524
TransTrade Operators, Inc.	255	—

Baird Capital Partners V, LP (limited partnership interest)	174	351
ISG Services, LLC	—	6,000
HealthEdge Software, Inc.	—	5,000
Reliance Communications, LLC	—	2,750
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Total	$212,332	$149,474
________________
(1) In addition to its revolving commitment, we have extended a $175.0 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of June 30, 2014, the total amount available to the borrower under this delayed draw facility was $1.5 million, and the facility was drawn $25.0 million as of this date.
Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes, 2028 Notes, our 2019 Notes and secured borrowings:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of June 30, 2014	Weighted average debt outstanding for the nine months ended June 30, 2014	Maximum debt outstanding for the nine months ended June 30, 2014
SBA debentures payable	$181,750	$225,000	$210,594	$225,000
Wells Fargo facility	20,000	—	23,575	55,072
ING facility	168,000	483,250	398,953	548,250
Sumitomo facility	—	51,931	58,760	83,500
Convertible Notes	115,000	115,000	115,000	115,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
2019 Notes	—	250,000	113,553	250,000
Secured borrowings	—	45,750	21,045	47,750
Total debt	$646,000	$1,332,181	$1,102,730	$1,385,877
The following table reflects our contractual obligations arising from the SBA debentures payable, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2024 Notes, our 2028 Notes, our 2019 Notes and secured borrowings:

	Payments due by period as of June 30, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures payable	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	68,788	8,744	17,749	17,725	24,570
ING facility	483,250	—	—	483,250	—
Interest due on ING facility	48,279	11,779	23,558	12,942	—
Sumitomo facility	51,931	—	—	51,931	—
Interest due on Sumitomo facility	5,266	1,249	2,498	1,519	—
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	10,855	6,181	4,674	—	—
Secured Borrowings	45,750	—	—	45,750	—
Interest due on secured borrowings	8,576	2,205	4,410	1,961	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	45,571	4,406	8,813	8,813	23,539
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	73,134	5,283	10,566	10,566	46,719
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	56,931	12,188	24,375	20,368	—
Total	$1,649,581	$52,035	$211,643	$904,825	$481,078

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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2013). We anticipate timely distribution of our taxable income in accordance with tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2010. We did not incur a federal excise tax for calendar years 2012 and 2013 and do not expect to incur a federal excise tax for the calendar year 2014. We may incur a federal excise tax in future years.
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

Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management LLC, our investment adviser. Fifth Street Management LLC is controlled by Leonard M. Tannenbaum, its managing member and the chairman of our Board of Directors and our chief executive officer. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The Part I incentive fee is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the

immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part ("Part II incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2014, we incurred fees of $21.7 million and $64.8 million, respectively, under the investment advisory agreement. During the three and nine months ended June 30, 2014, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to assets funded with proceeds from secured borrowings, which resulted in a waiver of $0.2 million and $0.5 million, respectively. During the three and nine months ended June 30, 2013, the Investment Adviser voluntarily agreed to waive the portion of the base management fee attributable to certain new investments that closed prior to quarter end, which resulted in a waiver of $1.0 million and $2.3 million, respectively.
Pursuant to the administration agreement entered into as of January 1, 2014 with FSC CT, Inc., which is controlled by Mr. Tannenbaum, we are furnished with the facilities and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT, Inc. will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We will reimburse our allocable portion of overhead and other expenses incurred in performing the obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. The administration agreement with FSC CT, Inc. has terms substantially similar to the terms of our prior administration agreement with FSC, Inc. During the three and nine months ended June 30, 2014, we have incurred expenses of $1.2 million and $4.4 million, respectively, under the administration agreement.
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
Recent Developments
In July 2014, we invested $51.7 million in SLF JV I Funding, LLC (“JV”) to facilitate the acquisition of $171.1 million principal amount of senior secured loans, a portion of which were purchased from us. To date, the JV has drawn $104.7 million under its $200.0 million revolving credit facility with Deutsche Bank AG, New York Branch. These transactions were in connection with our agreement in May 2014 with Kemper Corporation to provide $100.0 million of subordinated notes and equity to the JV, with us providing $87.5 million and Kemper providing $12.5 million. The JV invests in middle market and other corporate debt securities.
On July 2, 2014, our Board of Directors declared the following dividends:

•	$0.0917 per share, payable on September 30, 2014 to stockholders of record on September 15, 2014;

•	$0.0917 per share, payable on October 31, 2014 to stockholders of record on October 15, 2014; and

•	$0.0917 per share, payable on November 28, 2014 to stockholders of record on November 14, 2014.
Effective July 14, 2014, our principal executive offices are located at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
On July 15, 2014, we completed a follow-on public offering of 13,250,000 shares of our common stock at the public offering price of $9.95 per share. The net proceeds totaled $129.7 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million.
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
As of June 30, 2014, 72.4% of our debt investment portfolio (at cost and fair value) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2014 and September 30, 2013 was as follows:

	June 30, 2014		September 30, 2013
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$135,737	7.54%	$115,659	9.57%
1% to under 2%	1,589,516	88.35	1,007,366	83.35
2% to under 3%	50,883	2.83	48,649	4.03
3% and over	23,115	1.28	36,913	3.05
Total	$1,799,251	100.00%	$1,208,587	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$70,600	$(28,900)	$41,700
400	52,500	(23,100)	29,400
300	34,400	(17,200)	17,200
200	16,500	(11,400)	5,100
100	1,700	(5,600)	(3,900)
__________

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2014 and September 30, 2013:

	June 30, 2014		September 30, 2013
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$74,661	$—	$147,359	$—
Prime rate	1,448	—	2,886	—
LIBOR
1-month	61,662	535,181	57,604	188,000
3-month	1,751,262	45,750	1,143,068	—
Fixed rate	692,175	751,250	582,340	458,000
Total	$2,581,208	$1,332,181	$1,933,257	$646,000

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Currently, we are party to pending litigation but there are no material claims against us.
Item 1A. Risk Factors.
There have been no material changes during the three months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2013.
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

FIFTH STREET FINANCE CORP.

Date: August 7, 2014	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chairman and Chief Executive Officer

Date: August 7, 2014	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
______________
*Filed herewith