Form 10-K
period 2014-09-30
Fifth Street Finance Corp.
filed 2014-12-01
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Fifth Street Finance Corp.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	26-1219283 (I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT (Address of principal executive office)	06830 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2028	The NASDAQ Global Select Market The New York Stock Exchange The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2014 is $1,294,452,393. The registrant had 153,340,371 shares of common stock outstanding as of November 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
From inception through September 30, 2014, we originated approximately $5.0 billion of funded debt and equity investments. Our portfolio totaled $2.5 billion at fair value at September 30, 2014 and was comprised of 124 investments, 104 of which were in operating companies, one of which was in a senior loan fund vehicle and 19 of which were in private equity funds. The 19 investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2014. The 97 debt investments in our portfolio as of September 30, 2014 had a weighted average debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple of 4.75x calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2014 was approximately 11.1%, of which 9.9% represented cash payments and 1.2% represented payment-in-kind, or PIK, interest and other non-cash items. As of September 30, 2014, there was one investment on which we had stopped accruing interest.
Our investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien (collectively, "senior secured") and subordinated debt investments, which may also include an equity component. Although our focus could change, we are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. As of September 30, 2014, 79.0% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 69 of our 124 portfolio companies as of September 30, 2014.
We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. As of September 30, 2014, 57.3% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate, or LIBOR and prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold. Further, certain of our investments bear PIK interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectible if the borrower defaults. For additional information regarding PIK interest and related risks, see “Risk Factors - Risks Relating to Our Business and Structure - We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.”
We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2014, we had a debt to equity ratio (excluding debentures issued by our small business investment company, or SBIC, subsidiaries) of 0.63x (i.e., one dollar of equity for each $0.63 of non-SBIC debt outstanding). See “Business Development Company Regulations.”

We have also elected to be treated and qualified, and intend to continue to qualify, for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the Securities and Exchange Commission, or SEC, on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.
In addition, we maintain wholly-owned subsidiaries that are licensed as SBICs and regulated by the Small Business Administration, or the SBA. See “Regulation - Small Business Investment Company Regulations.” The SBIC licenses allow us, through our wholly-owned subsidiaries, to issue SBA-guaranteed debentures. We have also received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2014, we had approximately $2.4 billion in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $2.4 billion, notwithstanding other limitations on our borrowings pursuant to our credit facilities.
As a result of our receipt of exemptive relief from the SEC for our SBA debt, we have increased capacity to fund up to $225 million (the maximum amount of SBA-guaranteed debentures our SBICs may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur. As a result, we, in effect, are permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act and, therefore, we can have more debt outstanding than assets to cover such debt. For example, we are able to borrow up to $225 million more than the approximately $2.4 billion permitted under the 200% asset coverage ratio limit as of September 30, 2013. For additional information on SBA regulations that affect our access to SBA-guaranteed debentures, see “Risk Factors - Risks Relating to Our Business and Structure - Any failure to comply with SBA regulations could have a material adverse effect on our SBIC subsidiaries’ operations.”
Our SBIC subsidiaries held approximately $348.8 million, or 13.1%, of our total assets at September 30, 2014.
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), also co-invest through an unconsolidated Delaware limited liability company, Senior Loan Fund JV I, LLC ("SLF JV I"). SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2014, SLF JV I had commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. At September 30, 2014, we had funded approximately $60.0 million of our commitment. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative of us and one representative of Kemper (with approval of each required). As of September 30, 2014, our investment in SLF JV I was approximately $59.6 million at fair value (including unrealized depreciation of $0.3 million which represented 0.01% of our total portfolio at fair value).

The following diagram depicts our organizational structure at November 28, 2014:

Fifth Street Management LLC (Adviser)
Investment Advisory Agreement
100%
Administration Agreement
Fifth Street Finance Corp.
FSC CT LLC (Administrator)
100%
FSFC Holdings, Inc. (Tax Blocker Subsidiary)
100%
100%
Fifth Street Funding II, LLC (Sumitomo Facility Financing Subsidiary)
Fifth Street Fund of Funds LLC (Tax Blocker Subsidiary)
100%
100%
FSMP IV GP, LLC (General Partner to SBIC Subsidiary)
99%
99%
FSMP V GP, LLC (General Partner to SBIC Subsidiary)
1%
1%
Fifth Street Mezzanine Partners IV, L.P. (SBIC Subsidiary)
Fifth Street Mezzanine Partners V, L.P. (SBIC Subsidiary)

Our principal executive office is located at 777 West Putnam Avenue, 3rd Floor, Greenwich, Connecticut 06830 and our telephone number is (203) 681-3600.

The Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc. (“FSAM”), a publicly traded asset manager with approximately $5 billion of assets under management as of September 30, 2014. Our administrator, FSC CT, Inc., which has since converted into FSC CT LLC ("FSC CT"), is a wholly-owned subsidiary of Fifth Street Management and provides the administrative services necessary for us to operate. Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee.
Leonard M. Tannenbaum, our chief executive officer and the chief executive officer of our investment adviser, has led the investment of over $6 billion in small and mid-sized companies and the origination of over 180 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to Fifth Street Senior Floating Rate Corp. ("FSFR") in addition to various other private fund vehicles. FSFR is a business development company focused on making senior loans to middle market companies that bear interest on the basis of a floating base lending rate as compared to our more general primary investment focus on debt and equity investments in small and mid-sized companies in addition to various privately held funds. However, there may be overlap in terms of our targeted investments. See “— Material Conflicts of Interest.”
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our chief executive officer and our investment adviser’s chief executive officer, Bernard D. Berman, our chairman and our investment adviser’s co-president, Ivelin M. Dimitrov, our chief investment officer and the chief investment officer of our investment adviser, Alexander C. Frank, the chief operating officer and chief financial officer of our investment adviser, Todd G. Owens, our president and our investment adviser’s co-president, and Richard A. Petrocelli, our chief financial officer.
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

•
Continue our growth of direct originations.    Over the course of almost a decade, the principals of our investment adviser have developed an origination strategy that allows us to directly originate a significant portion of our investments. We believe that the benefits of direct originations include, among other things, our ability to control the structuring of investment protections and to generate origination and exit fees.

•
Employ disciplined underwriting policies and rigorous portfolio management.    Our investment adviser has developed an extensive underwriting process, which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial diligence on potential investments, and seek to invest alongside private equity sponsors who have proven capabilities in building value. As part of the monitoring process, our investment adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, compliance certificates and covenants, meet with management and attend board meetings.

•
Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash advisory fees, low leverage levels and strong investment protections, including prepayment fees. As of September 30, 2014, the weighted average yield of our debt investments, including the return on SLF JV I, was approximately 11.1%, which includes a cash component of 9.9%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

•
Benefit from lower, fixed, long-term cost of capital.    The SBIC licenses held by our wholly-owned SBIC subsidiaries allow them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Because lower-cost SBA leverage is a significant part of our capital base, our relative cost of debt capital may be lower than many of our competitors. In addition, SBIC leverage represents a stable, long-term component of our capital structure that should permit the proper matching of duration and cost compared to our portfolio investments.

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

Deal Origination
Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that there are approximately 2,500 of such private equity firms and our investment adviser has active relationships with approximately 300 of them. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.
Our investment adviser reviewed over 800 potential investment transactions with private equity sponsors during the year ended September 30, 2014. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.
Our origination process is designed to efficiently evaluate a large number of opportunities and to identify the most attractive of such opportunities. A significant number of opportunities that clearly do not fit our investment criteria are screened by the originators of our investment adviser when they are initially identified. If an originator believes that an opportunity fits our investment criteria and merits consideration, the investment is presented to our investment adviser’s Investment Committee. This is the first stage of our origination process, the “Review” stage. During this stage, the originator gives a preliminary description of the opportunity. This is followed by preliminary due diligence, from which an investment summary is created. The opportunity may be discussed several times by the full Investment Committee of our investment adviser, or subsets of that Committee. At any point in this stage, we may reject the opportunity, and, indeed, we have historically decided not to proceed with more than 80% of the investment opportunities reviewed by our investment adviser’s Investment Committee.
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
Investment Underwriting
Investment Underwriting Process and Investment Approval
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
If an investment is deemed appropriate to pursue, a more detailed and rigorous evaluation is made along a variety of investment parameters, not all of which may be relevant or considered in evaluating a potential investment opportunity. The following outlines the general parameters and areas of evaluation and due diligence for investment decisions, although not all will necessarily be considered or given equal weighting in the evaluation process:
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
Investments
We target debt investments that will yield meaningful current income and also provide the opportunity for capital appreciation through our ownership of equity securities in our portfolio companies. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2014, 79.0% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2014, we had directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

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

We typically structure our debt investments to include covenants that seek to minimize our risk of capital loss. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. Our debt investments also typically have substantial prepayment penalties designed to extend the life of the average loan, which we believe will help to grow our portfolio.
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
Private Equity Fund Investments
We make investments in the private equity funds of certain private equity sponsors we partner with in making investments in small and mid-sized companies. In general, we make these investments where we have a long-term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2014, we had investments in 19 private equity funds, which represented less than 1% of the fair value of our assets as of such date.
SLF JV I
We have invested in SLF JV I, which as of September 30, 2014, consisted of a diverse portfolio of loans to 18 different borrowers in industries similar to the companies in our portfolio. SLF JV I invests in middle-market and other corporate debt securities, including traditional senior debt, that are secured by some or all of the issuer’s assets.
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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2014:

Investment Ranking	Fair Value (thousands)	% of Portfolio
1	$65,268	2.61%
2	2,424,290	97.14
3	—	—
4	6,356	0.25
Total	$2,495,914	100.00%
Valuation of Portfolio Investments and Net Asset Value Determinations
As a business development company, we generally invest in illiquid securities including debt and equity investments of small and mid-sized companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors.
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
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using bond yield, income and market approaches as appropriate. In general, we utilize a bond yield method for the majority of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including an asset liquidation, expected recovery model or other alternative approaches.
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

The fair value of all of our investments at September 30, 2014 and September 30, 2013 was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

We intend to have a substantial portion of the portfolio valued by an independent third party on a quarterly basis. The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Quarterly Net Asset Value Determination

Our Board of Directors determines the net asset value per share of our common stock on a quarterly basis. The net asset value per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities will include amounts that we have accrued under our investment advisory agreement, including the management fee, income incentive fee and capital gains incentive fee, the latter of which will be accrued based upon the cumulative realized and unrealized capital appreciation in our portfolio.
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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “- Investment Advisory Agreement.” Fifth Street Management utilizes over 40 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “- Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by our chief executive officer, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306.
Investment Advisory Agreement
Overview of Our Investment Adviser
Management Services
Our investment adviser, Fifth Street Management, is registered as an investment adviser under the Advisers Act. Our investment adviser serves pursuant to an investment advisory agreement in accordance with the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations and provides us with investment advisory services. Under the terms of the investment advisory agreement, our investment adviser:

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
Incentive Fee
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC CT, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement. Our investment management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	Expenses of offering our debt and equity securities;

•	The investigation and monitoring of our investments including expenses and travel fees incurred in connection with on-site visits;

•	The cost of calculating our net asset value;

•	The cost of effecting sales and repurchases of shares of our common stock and other securities;

•	Management and incentive fees payable pursuant to the investment advisory agreement;

•	Fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	Transfer agent, trustee and custodial fees;

•	Interest payments and other costs related to our borrowings;

•	Fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);

•	Federal and state registration fees;

•	Any exchange listing fees;

•	Federal, state and local taxes;

•	Independent directors’ fees and expenses including travel expenses and other costs of meetings of the Board and its committees;

•	Brokerage commissions;

•	Costs of proxy statements, stockholders’ reports and notices;

•	Costs of preparing government filings, including periodic and current reports with the SEC;

•	Fidelity bond, liability insurance and other insurance premiums; and

•
Printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement and the compensation of our chief financial officer and chief compliance officer, and their staffs.

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
Organization of our Investment Adviser
Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Board Approval of the Investment Advisory Agreement
The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P., our predecessor fund, through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who were not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. On May 2, 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. Most recently, at a meeting of the Board of Directors held on January 14, 2014, the Board of Directors, including a majority of the independent directors, approved the annual continuation of the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

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
Administration Agreement
We have also entered into an administration agreement with FSC CT, a wholly-owned subsidiary of our investment adviser, under which FSC CT provides administrative services for us, including office facilities and equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the administration agreement, FSC CT also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer, and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. Our allocable portion of FSC CT’s costs is determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which FSC CT provides administrative services.
FSC CT may also provide on our behalf managerial assistance to our portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, FSC CT and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the administration agreement or otherwise as administrator for us.
License Agreement
We have entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $208.7 million as of June 30, 2014. FSFR invests in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, similar to those we target for investment. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million to $20 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.

If we are unable to rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Party Transactions."

Pursuant to the administration agreement with FSC CT, FSC CT furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs.

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
As a business development company, we will not generally be permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC. In September 2014, Fifth Street Management received exemptive relief from the SEC to permit us to co-invest, subject to the conditions of the relief granted by the SEC, with other funds managed by Fifth Street Management in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available on our corporate governance webpage at http://fsc.fifthstreetfinance.com.
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
The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Fifth Street Finance Corp. Chief Compliance Officer, 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

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

Small Business Investment Company Regulations
Our wholly-owned subsidiaries’ SBIC licenses allow them to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2014, one of our SBIC subsidiaries had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $134.0 million. As of September 30, 2014, our other SBIC subsidiary had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $63.1 million.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Our ability to achieve our investment objective depends on our investment adviser’s ability to support our investment process; if our investment adviser were to lose any of its key principals, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the principals of our investment adviser. The principals of our investment adviser evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment adviser. The departure of any key principals could have a material adverse effect on our ability to achieve our investment objective.

In particular our ability to achieve our investment objective depends on our investment adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our investment adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our investment adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our investment adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
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
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. We, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. We also borrow under our credit facilities, have issued the Convertible Notes, 2019 Notes, 2024 Notes and 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
Substantially all of our assets are subject to security interests under secured credit facilities or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the facilities or with respect to our SBA-guaranteed debentures, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2014, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Senate would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Fifth Street Management received an exemptive order from to the SEC to permit us to co-invest, subject to the conditions of the relief granted by the SEC, with other funds managed by Fifth Street Management in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
There are significant potential conflicts of interest including our investment adviser's management of FSFR and certain private investment funds, which could adversely impact our investment returns.
Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser, FSAM or other investment funds managed by our affiliates that may operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $208.7 million as of June 30, 2014, that invests in in senior secured loans, similar to those we target for investment, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million and $20 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Any such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.
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
As a result of the annual distribution requirement to qualify for tax-free treatment at the corporate level on income and gains distributed to stockholders, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount). See “— Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue warrants, options or rights to acquire our common stock at a price below the current net asset value per share.
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
We may experience fluctuations in our operating results.
We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.
To maintain RIC status and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

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

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such original issue discount is included in income before we receive any corresponding cash payments. In addition, our loans typically contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to be relieved of U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the annual distribution requirement and thus become subject to corporate-level U.S. federal income tax.
In addition, as discussed elsewhere herein, our loans may contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, will be added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income will need to be paid out to stockholders in cash distributions or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to the PIK interest.
We may in the future choose to pay distributions partly in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distribution, it may put downward pressure on the trading price of our stock.
Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
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

•	may not have collateral sufficient to pay any outstanding interest or principal due to us in the event of a default by these companies;

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
If we invest in the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
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
As of September 30, 2014, our investments in portfolio companies that operate in the healthcare sector represent approximately 15% of our total portfolio. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, under which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulation — Qualifying Assets.”

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
Our convertible notes are convertible into shares of our common stock beginning January 1, 2016 or, under certain circumstances, earlier. Upon conversion, we must deliver shares of our common stock. The conversion rate of our convertible notes was initially, and as of September 30, 2014 is, 67.7415 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $14.76 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million convertible debt currently outstanding is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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
Our 6.125% unsecured notes due 2028 (the “2028 Notes”), 5.875% unsecured notes due 2024 (the “2024 Notes”), and the 4.875% unsecured notes due 2019 (the “2019 Notes” and together with the 2028 Notes and 2024 Notes, the “Notes”) are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2014, we had $267.4 million of outstanding borrowings under our ING facility, $50.0 million of borrowings outstanding under our Sumitomo facility and $225.0 million of outstanding SBA-guaranteed debentures.
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
Any default under the agreements governing our indebtedness, including the ING facility, the Sumitomo facility, and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the ING facility, the Sumitomo facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the ING facility, or the Sumitomo facility or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the ING facility, the Sumitomo facility, or our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the ING facility, or the Sumitomo facility, could proceed against the collateral securing the debt. Because the ING facility, the Sumitomo facility and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by our chief executive officer and the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates or our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 250 Cambridge Avenue, Suite 201, Palo Alto, CA 94306. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol "FSC." The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2014
First quarter	$10.37	$8.94
Second quarter	$9.92	$9.20
Third quarter	$9.90	$9.05
Fourth quarter	$10.20	$9.18
Fiscal year ended September 30, 2013
First quarter	$11.08	$9.80
Second quarter	$11.07	$10.33
Third quarter	$11.13	$9.66
Fourth quarter	$10.96	$10.04
The last reported price for our common stock on November 28, 2014 was $8.87 per share. As of November 24, 2014, we had 70 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2014, we issued a total of 253,478 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was approximately $2.5 million.
Distributions
Our dividends, if any, are determined by our Board of Directors.
In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a Regulated Investment Company.”
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
The following table reflects the distributions per share including any return of capital, that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917
November 20, 2014	December 15, 2014	December 30, 2014	0.0917
November 20, 2014	January 15, 2015	January 30. 2015	0.0917

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Fifth Street Finance Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Kelso Capital Corp., Gladstone Capital Corp., MCG Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2009 and its relative performance is tracked through September 30, 2014.

	Sep 2009	Dec 2009	Mar 2010	Jun 2010	Sep 2010	Dec 2010	Mar 2011	Jun 2011	Sep 2011	Dec 2011
Fifth Street Finance Corp.	100.00	100.93	112.06	109.28	111.48	126.01	141.92	126.55	103.79	110.07
NYSE Composite	100.00	104.53	108.93	95.26	107.81	118.52	125.74	125.28	102.89	113.97
NASDAQ Financial	100.00	103.02	112.40	100.68	101.76	116.71	118.21	114.58	93.82	106.11
Peer Group	100.00	110.13	141.21	120.20	143.70	156.16	163.09	151.30	124.03	133.33

	Mar 2012	Jun 2012	Sep 2012	Dec 2012	Mar 2013	Jun 2013	Sep 2013	Dec 2013	Mar 2014	Jun 2014	Sep 2014
Fifth Street Finance Corp. (cont.)	115.47	121.67	137.60	134.19	145.72	141.99	143.55	132.27	138.88	148.22	142.10
NYSE Composite (cont.)	125.87	120.62	128.40	132.19	143.50	145.39	153.59	166.94	170.01	178.47	174.97
NASDAQ Financial (cont.)	120.28	117.27	122.90	123.90	142.12	149.97	156.41	174.54	175.53	174.24	170.47
Peer Group (cont.)	148.46	153.04	164.31	172.66	180.92	175.80	182.87	191.40	193.19	200.53	187.39

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2014, 2013 and 2012 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$76,217	$74,274	$72,132	$71,331	$57,092	$58,050	$54,687	$51,783	$42,531	$41,008	$42,080	$39,497
Net investment income	37,458	34,665	34,233	36,218	28,699	30,394	29,303	26,556	22,315	21,910	22,791	20,989
Realized and unrealized gain (loss)	(9,019)	(14,378)	(4,133)	(2,512)	(2,561)	(4,388)	2,531	(8,713)	4,757	179	(2,735)	(10,805)
Net increase in net assets resulting from operations	28,439	20,287	30,100	33,706	26,138	26,006	31,834	17,843	27,072	22,089	20,056	10,184
Net assets	1,478,475	1,351,321	1,365,297	1,369,968	1,368,872	1,197,268	1,050,961	1,046,879	903,570	812,071	813,322	715,665
Total investment income per common share	$0.51	$0.53	$0.52	$0.51	$0.47	$0.49	$0.52	$0.55	$0.51	$0.50	$0.53	$0.55
Net investment income per common share	0.25	0.25	0.25	0.26	0.24	0.26	0.28	0.28	0.27	0.27	0.29	0.29
Earnings per common share	0.19	0.15	0.22	0.24	0.21	0.22	0.30	0.19	0.32	0.27	0.25	0.14
Net asset value per common share at period end	9.64	9.71	9.81	9.85	9.85	9.90	9.90	9.88	9.92	9.85	9.87	9.89
Open Market Stock Repurchase Program
On November 21, 2013, our Board of Directors terminated our previous $50 million stock repurchase program and approved a new $100 million stock repurchase program. Under this program, any stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate, provided they were below the most recently published net asset value per share.
In December 2013, we repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the year ended September 30, 2014.
On November 20, 2014, our Board of Directors terminated our previous $100 million stock repurchase program and approved a new $100 million stock repurchase plan through November 20, 2015. Any stock repurchases under the new $100 million stock repurchase program will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice.

Item 6.     Selected Financial Data
The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2010, 2011, 2012, 2013 and 2014 set forth below was derived from our audited financial statements and related notes for Fifth Street Finance Corp.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011	September 30, 2010
Statement of Operations data:
Total investment income	$293,954	$221,612	$165,116	$125,165	$70,538
Base management fee, net	51,048	33,427	23,799	19,656	9,275
Incentive fee	35,472	28,158	22,001	16,782	10,756
All other expenses	64,860	45,074	32,882	23,080	7,483
Gain on extinguishment of unsecured convertible notes	—	—	1,571	1,480	—
Net investment income	142,574	114,953	88,005	67,127	43,024
Unrealized appreciation (depreciation) on interest rate swap	—	—	—	773	(773)
Realized gain (loss) on interest rate swap	—	—	—	(1,335)	—
Net unrealized appreciation (depreciation) on investments	(32,164)	13,397	55,974	(7,299)	(1,054)
Net unrealized appreciation on secured borrowings	(53)
Realized gain (loss) on investments	2,175	(26,529)	(64,578)	(29,059)	(18,781)
Net increase in net assets resulting from operations	112,532	101,821	79,401	30,207	22,416
Per share data:
Net asset value per common share at period end	9.64	9.85	9.92	10.07	10.43
Market price at period end	9.18	10.29	10.98	9.32	11.14
Net investment income	1.00	1.04	1.11	1.05	0.95
Net realized and unrealized loss on investments, secured borrowings and interest rate swap	(0.21)	(0.12)	(0.11)	(0.58)	(0.46)
Net increase in partners’ capital/net assets resulting from operations	0.79	0.92	1.00	0.47	0.49
Distributions per common share	1.00	1.15	1.18	1.26	0.96
Balance Sheet data at period end:
Total investments at fair value	$2,495,914	$1,893,046	$1,288,108	$1,119,837	$563,821
Cash, cash equivalents and restricted cash	109,046	147,359	74,393	67,644	76,765
Other assets	63,258	31,928	26,501	22,236	11,340
Total assets	2,668,218	2,072,333	1,389,002	1,209,717	651,926
Total liabilities	1,189,743	703,461	485,432	481,090	82,754
Total net assets	1,478,475	1,368,872	903,570	728,627	569,172
Other data:
Weighted average yield on debt investments (1)	11.1%	11.1%	12.0%	12.4%	14.0%
Number of investments at period end	124	99	78	65	38

(1)	Weighted average yield is calculated based upon our debt investments, including the return on SLF JV I, at the end of the period.

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
The fair value of all of our investments at September 30, 2014, and September 30, 2013, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
We intend to have a substantial portion of the portfolio valued by an independent third party on a quarterly basis. In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2011	89.1%
For the quarter ended March 31, 2012	87.3%
For the quarter ended June 30, 2012	84.3%
For the quarter ended September 30, 2012	79.6%
For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
As of September 30, 2014 and September 30, 2013, approximately 93.5% and 91.3%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2014, we had structured $3.8 million in aggregate exit fees across five portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders in the form of dividends even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $39.7 million, or 1.6% of the fair value of our portfolio of investments as of September 30, 2014 and $23.9 million or 1.3% as of September 30, 2013. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2014	September 30, 2013
Cost:
Senior secured debt	79.72%	78.33%
Subordinated debt	11.67	15.76
CLO debt	1.18	1.59
Subordinated notes of SLF JV I	2.16	—
LLC equity interests of SLF JV I	0.24	—
Purchased equity	4.31	3.86
Equity grants	0.22	0.23
Limited partnership interests	0.50	0.23
Total	100.00%	100.00%

	September 30, 2014	September 30, 2013
Fair value:
Senior secured debt	79.01%	77.53%
Subordinated debt	11.61	15.65
CLO debt	1.18	1.56
Subordinated notes of SLF JV I	2.16	—
LLC equity interests of SLF JV I	0.23	—
Purchased equity	5.04	4.74
Equity grants	0.30	0.30
Limited partnership interests	0.47	0.22
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2014	September 30, 2013
Cost:
Healthcare services	15.03%	14.35%
Education services	9.35	8.97
Advertising	6.59	8.28
Internet software & services	6.31	5.87
Application software	5.57	0.69
Airlines	5.18	1.32
Specialized finance	4.76	6.68
Diversified support services	4.71	9.15
Oil & gas equipment services	3.86	4.06
IT consulting & other services	3.86	4.43
Healthcare equipment	3.04	3.79
Multi-sector holdings	2.74	0.20
Specialty stores	2.46	3.68
Data processing & outsourced services	2.42	1.25
Industrial machinery	2.14	0.91
Human resources & employment services	2.05	3.49
Leisure facilities	1.97	—
Integrated telecommunication services	1.87	—
Pharmaceuticals	1.86	2.77
Household products	1.52	1.60
Apparel, accessories & luxury goods	1.43	1.53
Construction & engineering	1.39	1.75
Air freight & logistics	1.30	0.90
Asset management & custody banks	1.18	1.59
Home improvement retail	1.10	1.54
Cable & satellite	1.08	—
Leisure products	0.83	2.54
Consumer electronics	0.76	—
Auto parts & equipment	0.66	1.78
Other diversified financial services	0.62	2.25
Research & consulting services	0.59	0.94
Specialty chemicals	0.54	1.08
Security & alarm services	0.53	0.71
Healthcare technology	0.32	—
Systems software	0.22	—
Thrift & mortgage finance	0.16	0.01
Food distributors	—	0.99
Environmental & facilities services	—	0.47
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%

	September 30, 2014	September 30, 2013
Fair value:
Healthcare services	15.23%	14.47%
Education services	9.28	8.90
Advertising	6.58	8.18
Internet software & services	6.43	6.03
Application software	5.62	0.71
Airlines	5.33	1.29
Specialized finance	5.16	6.57
Diversified support services	4.71	9.04
IT consulting & other services	3.89	4.43
Oil & gas equipment services	3.71	4.04
Healthcare equipment	3.06	3.74
Multi-sector holdings	2.70	0.21
Data processing & outsourced services	2.40	1.23
Specialty stores	2.38	3.65
Industrial machinery	2.20	0.96
Human resources & employment services	2.06	3.45
Leisure facilities	1.98	0.01
Pharmaceuticals	1.87	2.79
Integrated telecommunication services	1.86	0.00
Construction & engineering	1.55	2.16
Household products	1.47	1.55
Asset management & custody banks	1.18	1.56
Home improvement retail	1.12	1.51
Cable & satellite	1.08	—
Leisure products	0.94	2.64
Apparel, accessories & luxury goods	0.91	1.46
Air freight & logistics	0.84	0.74
Consumer electronics	0.77	—
Auto parts & equipment	0.70	1.90
Other diversified financial services	0.63	2.22
Research & consulting services	0.60	0.95
Specialty chemicals	0.54	1.06
Security & alarm services	0.53	0.69
Healthcare technology	0.32	—
Systems software	0.21	—
Thrift & mortgage finance	0.16	0.01
Food distributors	—	0.99
Environmental & facilities services	—	0.43
Construction materials	—	0.39
Building products	—	0.04
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2014 and September 30, 2013:

Investment Ranking	September 30, 2014				September 30, 2013
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$65,268	2.61%	1.94		$122,769	6.49%	2.67
2	2,424,290	97.14	4.84		1,770,277	93.51	4.70
3	—	—	—		—	—	—
4	6,356	0.25	NM	(1)	—	—	—
Total	$2,495,914	100.00%	4.75		$1,893,046	100.00%	4.57

(1) Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2014, we had modified the payment terms of our investments in 19 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2014, there was one investment on which we had stopped accruing cash interest. As of September 30, 2013, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income. As of September 30, 2012, we had stopped accruing PIK interest on one investment.
The percentages of our debt investments at cost and fair value by accrual status for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 were as follows:

	September 30, 2014				September 30, 2013				September 30, 2012
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,345,637	99.25%	$2,339,087	99.73%	$1,779,201	100.00%	$1,793,463	100.00%	$1,217,393	99.26%	$1,237,961	99.74%
PIK non-accrual	—	—	—	—	—	—	—	—	9,096	0.74	3,236	0.26
Cash non-accrual(1)	17,752	0.75	6,356	0.27	—	—	—	—	—	—	—	—
Total	$2,363,389	100.00%	$2,345,443	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,226,489	100.00%	$1,241,197	100.00%
 __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2014, September 30, 2013 and September 30, 2012 was as follows:

	September 30, 2014	September 30, 2013	September 30, 2012
Coll Materials Group LLC(1)	—	—	PIK non-accrual
Miche Bag, LLC	Cash non-accrual	—	—
 ___________________

(1)
We no longer hold this investment as of September 30, 2014. See “— Discussion and Analysis of Results and Operations — Comparison of the years ended September 30, 2014 and September 30, 2013 — Realized Gain (Loss) on Investments” for a discussion of our recent realization events.

Income non-accrual amounts for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year ended September 30, 2014 (1)	Year ended September 30, 2013 (1)	Year ended September 30, 2012 (1)
Cash interest income	$786	$280	$3,068
PIK interest income	181	745	4,198
OID income	250	—	96
Total	$1,217	$1,025	$7,362
 ___________________

(1)	Income non-accrual amounts for the year include amounts for investments that were no longer held at the end of the period.

Senior Loan Fund JV I, LLC
In May, 2014, we entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation (“Kemper”) to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). We and Kemper provide capital to SLF JV I in the form of subordinated notes and LLC equity interests. As of September 30, 2014, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of September 30, 2014, SLF JV I had total assets of $186.0 million. Our investment in SLF JV I consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value as of September 30, 2014. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 18 “eligible portfolio companies” (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2014. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $68.6 million was funded as of September 30, 2014 relating to these commitments, of which $60.0 million was from us. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings. As of September 30, 2014, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $103.5 million was unfunded. The subordinated notes mature on May 2, 2019. As of September 30, 2014, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $11.5 million was unfunded. Under the Deutsche Bank facility, $109.3 million was outstanding as of September 30, 2014.

Below is a summary of SLF JV I’s portfolio, followed by a listing of the individual loans in SLF JV I’s portfolio as of September 30, 2014:

September 30, 2014
Senior secured loans (1)	$158,451
Weighted average current interest rate on senior secured loans (2)	8.09%
Number of borrowers in SLF JV I	18
Largest loan to a single borrower (1)	$20,000
Total of five largest loans to borrowers (1)	$60,000
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	9,937	9,937	9,867
Ansira Partners, Inc.	Advertising	Senior Loan	05/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc.	Human resources & employment services	Senior Loan	06/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	03/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	Senior Loan	09/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc.	Advertising	Senior Loan	09/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation	Education services	Senior Loan	02/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC	Education services	Senior Loan	12/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc.	Air freight and logistics	Senior Loan	03/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	01/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	Senior Loan	06/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
(1) Represents the current interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
The amortized cost and fair value of the subordinated notes held by us was $54.0 million as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and we earned interest income of $1.0 million on our investments in these notes for the period from July 1, 2014 through September 30, 2014. The cost and fair value of the LLC equity interests held by us was $6.0 million and $5.6 million, respectively. We earned dividend income of $1.3 million with respect to our LLC equity interests.
Below is certain summarized financial information for SLF JV I as of September 30, 2014 and for the period from July 1, 2014 (commencement of operations) through September 30, 2014:

As of September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost: $158,799)	$158,683
Receivables from secured financing arrangements at fair value (cost: $20,070)	19,970
Cash	2,276
Other assets	5,039
Total assets	$185,968

Senior credit facility payable	109,334
Payable for unsettled transaction	4,750
Subordinated notes payable at fair value (proceeds: $61,696)	61,696
Other liabilities	3,634
Total liabilities	$179,414
Members' equity	6,554
Total liabilities and net assets	$185,968

Period from July 1, 2014 through September 30, 2014
Selected Statement of Operations Information:
Total revenues	$3,677
Total expenses	2,249
Net unrealized depreciation	(209)
Net realized losses	(20)
Net income	$1,199
SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the period from July 1, 2014 through September 30, 2014, we transferred $160.2 million of senior secured debt investments and $20.1 million of receivables from secured financing arrangements to SLF JV I at fair value in exchange for $118.6 million of cash consideration, $51.3 million of subordinated notes, $5.7 million of LLC equity interests in SLF JV I, and $4.7 million of receivables from unsettled transactions. We recognized a realized gain of $0.3 million on this transaction.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings.
Comparison of Years ended September 30, 2014 and September 30, 2013
Total Investment Income
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
Total investment income for the years ended September 30, 2014 and September 30, 2013 was $294.0 million and $221.6 million, respectively. For the year ended September 30, 2014, this amount primarily consisted of $236.8 million of interest income from portfolio investments (which included $24.1 million of PIK interest) and $52.8 million of fee income. For the year ended September 30,

2013, this amount primarily consisted of $173.7 million of interest income from portfolio investments (which included $16.8 million of PIK interest) and $45.9 million of fee income.
The increase in our total investment income for the year ended September 30, 2014 as compared to the year ended September 30, 2013 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 15 debt investments in our portfolio and fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses
Net expenses for the years ended September 30, 2014 and September 30, 2013 were $151.4 million and $106.7 million, respectively. Net expenses increased for the year ended September 30, 2014 as compared to the year ended September 30, 2013 by $44.7 million. This was due primarily to increases in:

•
Base management fee (net of waivers), which was primarily attributable to a 31.8% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Part I incentive fee, which was attributable to a 24.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to a 85.7% increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $72.3 million increase in total investment income and the $44.7 million increase in net expenses, net investment income for the year ended September 30, 2014 reflected a $27.6 million, or 24.0%, increase compared to the year ended September 30, 2013.
Realized Gain (Loss) on Investments
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the year ended September 30, 2014, we recorded investment realization events, including the following:

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

•
In July 2014, we received a payment of $132.2 million from Desert NDT, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In July 2014, we received a payment of $21.1 million from Genoa Healthcare Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction. We also received an additional $1.2 million in connection with the sale of our preferred and common equity investments, realizing a gain of $0.8 million;

•
In July 2014, we received a payment of $ 27.0 million from I Drive Safely, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, we received a payment of $13.4 million from Specialty Bakers LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, we received a payment of $10.7 million from Personable Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2014, we received a payment of $13.5 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2014, we received a payment of $28.7 million from Med-Data, Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2014, we received a payment of $7.6 million from CPASS Acquisition Company in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2014, we received a payment of $20.0 million from SumTotal Systems, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
During the period from July 1, 2014 through September 30, 2014, we transferred $160.2 million of senior secured debt investments and $20.1 million of receivables from secured financing arrangements to SLF JV I at fair value in exchange for $118.6 million of cash consideration, $51.3 million of subordinated notes, $5.7 million of LLC equity interests in SLF JV I, and $4.7 million of receivables from unsettled transactions. We recorded a realized gain of $0.3 million on this transaction; and

•
During the year ended September 30, 2014, we received payments of $329.6 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.4 million on these transactions.

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

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the year ended September 30, 2014, we recorded net unrealized depreciation on investments of $32.2 million. This consisted of $31.9 million of net unrealized depreciation on debt investments and $3.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), partially offset by $3.1 million of net unrealized appreciation on equity investments. During the year ended September 30, 2013, we recorded net unrealized appreciation of $13.4 million. This consisted of $16.4 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments.
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
Expenses

Net expenses for the years ended September 30, 2013 and September 30, 2012 were $106.7 million and $78.7 million, respectively. Expenses increased for the year ended September 30, 2013 as compared to the year ended September 30, 2012 by $28.0 million. This was due primarily to increases in:

•	Base management fee, which was primarily attributable to a 47.0% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period;

•	Incentive fee, which was attributable to a 30.1% increase in pre-incentive fee net investment income for the year-over-year period; and
Interest expense, which was attributable to a 41.8% increase in weighted average debt outstanding for the year-over-year period.
Gain on Extinguishment of Convertible Notes
During the year ended September 30, 2013, we did not repurchase any of our Convertible Notes in the open market. During the year ended September 30, 2012, we repurchased $20.0 million in principal amount of our Convertible Notes in the open market and surrendered them to the trustee for cancellation. The aggregate purchase price of these Convertible Notes was $17.9 million because they were trading at a discount due to what we believe were volatile market conditions. As such, we recorded a gain in the amount of the difference between the reacquisition price and the net carrying amount of these Convertible Notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on extinguishment of debt we recorded for the year ended September 30, 2012 was $1.6 million. Because this net gain was included in the amount that must be distributed to our stockholders in order for us to maintain our RIC status and is classified as a component of net investment income in our Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under our investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under our investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, we obtained the approval of our Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of our 2019 Notes, 2024 Notes or 2028 Notes (as each is defined below) at a discount will be treated in a similar manner.
Net Investment Income
As a result of the $56.5 million increase in total investment income and the $1.6 million decrease in the gain on extinguishment of debt and the $28.0 million increase in total expenses, net investment income for the year ended September 30, 2013 reflected a $26.9 million, or 30.6%, increase compared to the year ended September 30, 2012.
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
During the year ended September 30, 2013, we recorded net unrealized appreciation of $13.4 million. This consisted of $16.4 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments. During the year ended September 30, 2012, we recorded net unrealized depreciation of $56.0 million. This consisted of $66.6 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation) and $0.1 million of net unrealized appreciation on equity investments, offset by $10.7 million of net unrealized depreciation on debt investments.
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
For the year ended September 30, 2014, we experienced a net decrease in cash and cash equivalents of $56.6 million. During that period, we used $546.3 million of cash in operating activities, primarily for the funding of $1.58 billion of investments and net revolvers, partially offset by $981.4 million of principal payments, PIK payments and sale proceeds received and $142.6 million of net investment income. During the same period, cash provided by financing activities was $489.8 million, primarily consisting of $138.2 million of proceeds from issuances of our common stock, $244.4 million of proceeds from the issuances of unsecured notes, $129.4 million of net borrowings under our credit facilities, $78.3 million of net proceeds from secured borrowings and $43.3 million of net borrowings under our SBA debentures, partially offset by $132.5 million of cash dividends paid, $0.6 million of offering costs paid and $2.7 million of deferred financing costs paid.
For the year ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $70.5 million. During that period, we used $461.7 million of cash in operating activities, primarily for the funding of $1.28 billion of investments and net revolvers, partially offset by $687.2 million of principal and PIK payments received and $115.0 million of net investment income. During the same period, cash provided by financing activities was $532.2 million, primarily consisting of $479.9 million of proceeds from issuances of our common stock, $155.8 million of proceeds from the issuances of unsecured notes and $31.8 million of net borrowings under our SBA debentures, partially offset by $13.3 million of net repayments under our credit facilities, $115.4 million of cash dividends paid, $1.1 million of offering costs paid and $5.6 million of deferred financing costs paid.
As of September 30, 2014, we had $109.0 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.5 billion, $15.2 million of interest and fees receivable, $225.0 million of SBA debentures payable, $317.4 million of borrowings outstanding under our credit facilities, $115.0 million of Convertible Notes payable, $409.9 million of unsecured notes payable, $84.8 million of net proceeds from secured borrowings and unfunded commitments of $325.0 million.
As of September 30, 2013, we had $147.4 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $1.89 billion, $10.4 million of interest and fees receivable, $181.8 million of SBA debentures payable, $115.0 million of Convertible Notes payable, $161.3 million of unsecured notes payable and unfunded commitments of $149.5 million.
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
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of September 30, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions That Have Occurred Since October 1, 2012
The following table reflects the dividend distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2012:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917
November 20, 2014	December 15, 2014	December 30, 2014	0.0917
November 20, 2014	January 15, 2015	January 30. 2015	0.0917
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through September 30, 2014:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 11, 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their over-allotment option
On August 22, 2014, we entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which we may sell, from time to time at our sole discretion, up to $100,000,000 of our common stock. During the period from September 2, 2014 to September 30, 2014, we sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $50,000.
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

The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $134.0 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084%	0.285%
September 2011	11,700	2.877%	0.285%
As of September 30, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $63.1 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of September 30, 2014.
For the years ended September 30, 2014, 2013 and 2012, we recorded interest expense of $8.6 million, $7.1 million and $6.4 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Wells Fargo facility was secured by all of the assets of Funding, and all of our equity interest in Funding. We used the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.6931% for the year ended September 30, 2014. For the years ended September 30, 2014, 2013 and 2012, we recorded interest expense of $1.8 million, $3.1 million and $2.8 million, respectively, related to the Wells Fargo facility.
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of September 30, 2014. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense.
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
As of September 30, 2014, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all. As of September 30, 2014, we had $267.4 million of borrowings outstanding under the ING facility, which had a fair value of $267.4 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.675% for the year ended September 30, 2014. For the years ended

September 30, 2014, 2013 and 2012, we recorded interest expense of $13.0 million, $7.7 million and $5.7 million, respectively, related to the ING facility.
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
As of September 30, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2014, we had $50.0 million of borrowings outstanding under the Sumitomo facility which had a fair value of $50.0 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.533% for the year ended September 30, 2014. For the years ended September 30, 2014, 2013 and 2012, we recorded interest expense of $2.0 million, $1.7 million and $1.2 million, respectively, related to the Sumitomo facility.
As of September 30, 2014, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders’ equity	Net assets shall not be less than the greater of (a) 40% of total assets; and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,097 million	$1,351 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.27:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.71:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2014. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2014.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Item 1. Business — Regulation — Business Development Company Regulations” and “— Small Business Investment Company Regulations.”
The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available are as of September 30, 2014.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million	705 million		267 million	438 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	88 million	(1)	50 million	38 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option
Convertible Notes
On April 12, 2011, we issued $152 million of Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the “Indenture”), between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”).
The Convertible Notes mature on April 1, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at September 30, 2014 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.

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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. We did not repurchase any Convertible Notes during the years ended September 30, 2014 or September 30, 2013. During the year ended September 30, 2012, we repurchased $20.0 million in principal amount of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the years ended September 30, 2014, 2013 and 2012, we recorded interest expense of $6.8 million, $6.8 million, and $7.1 million, respectively, related to the Convertible Notes.
As of September 30, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $119.0 million.
2019 Notes
On February 26, 2014, we issued $250.0 million in aggregate principal amount of our 4.875% unsecured notes due 2019 (the “2019 Notes”) for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2014, we did not repurchase any of the 2019 Notes in the open market.
For the year ended September 30, 2014, we recorded interest expense of $7.8 million related to the 2019 Notes.
As of September 30, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $258.7 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2014 and 2013, we did not repurchase any of the 2024 Notes in the open market.
For the years ended September 30, 2014 and 2013, we recorded interest expense of $4.6 million and $4.4 million, respectively, related to the 2024 Notes.
As of September 30, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $73.7 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2014 and 2013, we did not repurchase any of the 2028 Notes in the open market.
For the years ended September 30, 2014 and 2013, we recorded interest expense of $5.5 million and $2.7 million, respectively, related to the 2028 Notes.
As of September 30, 2014, there were $86.3 million 2028 Notes outstanding, which had a fair value of $84.2 million.
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
As of September 30, 2014, secured borrowings at fair value totaled $84.8 million and the fair value of the loans that are associated with these secured borrowings was $154.0 million. These secured borrowings were the result of the completion of partial loan sales of two senior secured debt investments totaling $87.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2014, there were $3.0 million of repayments on secured borrowings.
As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
For the year ended September 30, 2014, we recorded interest expense of $1.3 million related to the secured borrowings.
Total interest expense for the years ended September 30, 2014, 2013 and 2012 was $51.5 million, $33.5 million and $23.2 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, our only off-balance sheet arrangements consisted of $325.0 million of unfunded commitments, which was comprised of $185.4 million to provide debt financing to certain of our portfolio companies, $115.0 million to provide debt and equity financing to SLF JV I and $24.6 million related to unfunded limited partnership interests. As of September 30, 2013, our only off-balance sheet arrangements consisted of $149.5 million, which was comprised of $126.8 million to provide debt financing to certain of our portfolio companies and $22.7 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2014 and September 30, 2013 is shown in the table below:

	September 30, 2014	September 30, 2013
Senior Loan Fund JV 1, LLC	$115,018	$—
Lift Brands Holdings, Inc.	20,000	—
Yeti Acquisition, LLC	15,000	7,500
BMC Software Finance, Inc.	15,000	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
BeyondTrust Software, Inc.	9,375	—
First Choice ER, LLC (1)	9,181	—
InMotion Entertainment Group, LLC	7,916	—
Refac Optical Group	6,400	8,000
Thing5, LLC	6,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	5,944	9,792
Integrated Petroleum Technologies, Inc.	5,397	—
First American Payment Systems, LP	5,000	5,000
Integral Development Corporation	5,000	—
Teaching Strategies, LLC	5,000	5,000
Adventure Interactive, Corp.	4,846	5,000
World 50, Inc.	4,000	4,000
Charter Brokerage, LLC	4,000	4,000
All Web Leads, Inc.	3,500	—
Deltek, Inc.	3,213	8,667
OnCourse Learning Corporation	3,000	—
Discovery Practice Management, Inc.	2,682	1,000
CPASS Acquisition Company	2,500	2,500
OmniSYS Acquisition Corporation	2,500	—
TransTrade Operators, Inc.	2,255	—

Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
Webster Capital III, L.P. (limited partnership interest)	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,867
Tailwind (limited partnership interest)	1,726	—
Olson + Co., Inc.	1,673	2,105
CCCG, LLC	1,520	1,520
Enhanced Recovery Company, LLC	1,500	3,500
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,433	2,000
Riverside Fund V, LP (limited partnership interest)	1,422	1,712
SPC Partners V, L.P. (limited partnership interest)	1,415	—
Phoenix Brands Merger Sub LLC	1,286	3,429
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	1,285	—
Ansira Partners, Inc.	1,190	1,190
Sterling Capital Partners IV, L.P. (limited partnership interest)	1,126	1,528
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	1,000	—
RCP Direct II, LP (limited partnership interest)	990	—
Milestone Partners IV, LP (limited partnership interest)	869	1,414
Garretson Firm Resolution Group, Inc.	859	—
Total Military Management, Inc.	857	—
2Checkout.com, Inc.	850	2,850
HealthDrive Corporation	734	734
Bunker Hill Capital II (QP), LP (limited partnership interest)	632	786
ACON Equity Partners III, LP (limited partnership interest)	502	671
American Cadastre, LLC	405	—
Riverlake Equity Partners II, LP (limited partnership interest)	358	638
Riverside Fund IV, LP (limited partnership interest)	357	287
RCP Direct, LP (limited partnership interest)	344	524
Baird Capital Partners V, LP (limited partnership interest)	174	351
ISG Services, LLC	—	6,000
I Drive Safely, LLC	—	5,000
HealthEdge Software, Inc.	—	5,000
Personable Holdings, Inc.	—	3,409
Reliance Communications, LLC	—	2,750
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Genoa Healthcare Holdings, LLC	—	1,000
Total	$324,954	$149,474

(1) In addition to our revolving commitment, we have extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of September 30, 2014, the total amount available to the borrower under this delayed draw facility was $22.4 million, and the facility was drawn at $25.0 million as of this date.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the Wells Fargo facility, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2013	Debt Outstanding as of September 30, 2014	Weighted average debt outstanding for the year ended September 30, 2014	Maximum debt outstanding for the year ended September 30, 2014
SBA debentures	$181,750	$225,000	$214,225	$225,000
Wells Fargo facility	20,000	—	17,633	54,700
ING facility	168,000	267,395	362,913	548,250
Sumitomo facility	—	50,000	46,910	83,500
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	—	250,000	147,945	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	—	84,750	44,145	87,750
Total debt	$646,000	$1,153,395	$1,110,021	$1,419,181
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA	64,439	8,862	17,749	17,725	20,103
ING facility	267,395	—	—	267,395	—
Interest due on ING facility	25,071	6,518	13,036	5,517	—
Sumitomo facility	50,000	—	—	—	50,000
Interest due on Sumitomo facility	7,175	1,203	2,405	2,405	1,162
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	9,297	6,181	3,116	—	—
Secured borrowings	84,750	—	—	84,750	—
Interest due on secured borrowings	7,856	2,158	4,315	1,383	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	53,859	12,188	24,375	17,296	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	44,461	4,406	8,813	8,813	22,429
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	71,803	5,283	10,566	10,566	45,388
Total	$1,437,356	$46,799	$199,375	$665,850	$525,332
Regulated Investment Company Status and Dividends
We elected, effective as of January 2, 2008, to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2013). We anticipate timely distribution of our taxable income in accordance with tax rules; however, we incurred a de minimis U.S. federal excise tax for calendar year 2010. We did not incur a U.S. federal excise tax for calendar years 2011, 2012 and 2013 and do not expect to incur a U.S. federal excise tax for the calendar year 2014. We may incur a federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Sumitomo facility could, under certain circumstances, restrict Funding and Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividend distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
Related Party Transactions
We have entered into an investment advisory agreement with Fifth Street Management. Messrs. Berman, Dimitrov and Tannenbaum, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2014, 2013 and 2012, we incurred fees of $87.2 million, $63.9 million and $45.8 million, respectively, under the investment advisory agreement. During the years ended September 30, 2014 and 2013, the Investment Adviser voluntarily waived the portion of the base management fee attributable to certain new investments that closed prior to period end, which resulted in waivers of $0.7 million and $2.3 million, respectively.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the years ended September 30, 2014, 2013 and 2012, we have incurred expenses of $5.7 million, $4.3 million and $3.9 million, respectively, under the administration agreement.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we will have a right to use the “Fifth Street” name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Fifth Street” name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, our chief executive officer.
Recent Developments
On November 20, 2014, our Board of Directors declared the following dividends:
• $0.0917 per share, payable on December 30, 2014 to stockholders of record on December 15, 2014; and
• $0.0917 per share, payable on January 30, 2015 to stockholders of record on January 15, 2015.
Effective November 26, 2014, our Board of Directors increased its size to nine members and appointed Todd G. Owens, our President, to the Board to serve until our 2016 Annual Meeting of Stockholders.
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
As of September 30, 2014, 70.0% of our debt investment portfolio (at fair value) and 70.0% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2014 and September 30, 2013 was as follows:

	September 30, 2014		September 30, 2013
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$181,450	11.05%	$115,659	9.57%
1% to under 2%	1,397,913	85.16	1,007,366	83.35
2% to under 3%	39,970	2.44	48,649	4.03
3% and over	22,143	1.35	36,913	3.05
Total	$1,641,476	100.00%	$1,208,587	100.00%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$63,900	$(17,900)	$46,000
400	47,800	(14,200)	33,600
300	31,800	(10,600)	21,200
200	15,800	(7,000)	8,800
100	2,300	(3,400)	(1,100)

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2014 and September 30, 2013:

	September 30, 2014		September 30, 2013
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$109,046	$—	$147,359	$—
Prime rate	1,040	80,000	2,886	—
LIBOR
30 day	62,509	237,395	57,604	188,000
90 day	1,546,536	84,750	1,143,068	—
Fixed rate	709,963	751,250	582,340	458,000
Total	$2,429,094	$1,153,395	$1,933,257	$646,000

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of Fifth Street Finance Corp. and its subsidiaries (the “Company”) at September 30, 2014 and September 30, 2013, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Annual Report to stockholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at September 30, 2014 by correspondence with the custodian and the application of alternative auditing procedures where replies had not been received, provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
November 28, 2014

Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2014	September 30, 2013
ASSETS
Investments at fair value:
Control investments (cost September 30, 2014: $387,625; cost September 30, 2013: $207,518)	$394,872	$215,502
Affiliate investments (cost September 30, 2014: $37,757; cost September 30, 2013: $29,807)	40,764	31,932
Non-control/Non-affiliate investments (cost September 30, 2014: $2,069,301; cost September 30, 2013: $1,622,326)	2,060,278	1,645,612
Total investments at fair value (cost September 30, 2014: $2,494,683; cost September 30, 2013: $1,859,651)	2,495,914	1,893,046
Cash and cash equivalents	86,731	143,289
Restricted cash	22,315	4,070
Interest, dividends and fees receivable	15,224	10,379
Due from portfolio companies	22,950	1,814
Receivables from unsettled transactions	4,750	—
Deferred financing costs	20,334	19,548
Other assets	—	187
Total assets	$2,668,218	$2,072,333
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,908	$1,166
Base management fee payable	12,372	9,625
Part I incentive fee payable	9,309	7,175
Due to FSC CT	2,464	840
Interest payable	5,797	2,939
Amounts payable to syndication partners	3,817	—
Payables from unsettled transactions	—	35,716
Credit facilities payable	317,395	188,000
SBA debentures payable	225,000	181,750
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	409,878	161,250
Secured borrowings at fair value (proceeds of $84,750 and $0 at September 30, 2014 and September 30, 2013, respectively)	84,803	—
Total liabilities	1,189,743	703,461
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized, at September 30, 2014 and September 30, 2013; 153,340 and 139,041 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	1,533	1,390
Additional paid-in-capital	1,649,086	1,509,546
Net unrealized appreciation on investments and net unrealized appreciation on secured borrowings	1,178	33,395
Net realized loss on investments and interest rate swap	(152,416)	(154,591)
Accumulated overdistributed net investment income	(20,906)	(20,868)
Total net assets (equivalent to $9.64 and $9.85 per common share at September 30, 2014 and September 30, 2013, respectively) (Note 12)	1,478,475	1,368,872
Total liabilities and net assets	$2,668,218	$2,072,333
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012
Interest income:
Control investments	$14,839	$5,614	$927
Affiliate investments	4,084	2,792	2,804
Non-control/Non-affiliate investments	193,720	148,467	115,625
Interest on cash and cash equivalents	17	23	34
Total interest income	212,660	156,896	119,390
PIK interest income:
Control investments	9,615	2,764	309
Affiliate investments	966	1,404	916
Non-control/Non-affiliate investments	13,560	12,619	12,570
Total PIK interest income	24,141	16,787	13,795
Fee income:
Control investments	7,211	4,271	1,285
Affiliate investments	230	48	642
Non-control/Non-affiliate investments	45,382	41,551	29,779
Total fee income	52,823	45,870	31,706
Dividend and other income:
Control investments	3,313	—	—
Non-control/Non-affiliate investments	1,017	2,059	225
Total dividend and other income	4,330	2,059	225
Total investment income	293,954	221,612	165,116
Expenses:
Base management fee	51,735	35,748	23,799
Part I incentive fee	35,472	28,158	22,001
Professional fees	3,948	4,182	2,890
Board of Directors fees	598	576	551
Interest expense	51,465	33,470	23,245
Administrator expense	2,810	1,925	2,425
General and administrative expenses	6,039	4,921	3,771
Total expenses	152,067	108,980	78,682
Base management fee waived	(687)	(2,321)	—
Net expenses	151,380	106,659	78,682
Gain on extinguishment of unsecured convertible notes	—	—	1,571
Net investment income	142,574	114,953	88,005
Unrealized appreciation (depreciation) on investments:
Control investments	(737)	13,302	(6,096)
Affiliate investments	882	434	12,944
Non-control/Non-affiliate investments	(32,309)	(339)	49,126
Net unrealized appreciation (depreciation) on investments	(32,164)	13,397	55,974
Net unrealized appreciation on secured borrowings	(53)	—	—
Realized gain (loss) on investments:
Control investments	(299)	(11,224)	(5,316)
Affiliate investments	—	—	(10,620)
Non-control/Non-affiliate investments	2,474	(15,305)	(48,642)
Net realized gain (loss) on investments	2,175	(26,529)	(64,578)
Net increase in net assets resulting from operations	$112,532	$101,821	$79,401
Net investment income per common share — basic	$1.00	$1.04	$1.11
Earnings per common share — basic	$0.79	$0.92	$1.00
Weighted average common shares outstanding — basic	141,992	110,270	79,570
Net investment income per common share — diluted	$0.99	$1.01	$1.07
Earnings per common share — diluted	$0.79	$0.90	$0.97
Weighted average common shares outstanding — diluted	149,783	118,061	87,719
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012
Operations:
Net investment income	$142,574	$114,953	$88,005
Net unrealized appreciation (depreciation) on investments	(32,164)	13,397	55,974
Net unrealized appreciation on secured borrowings	(53)	—	—
Net realized gain (loss) on investments	2,175	(26,529)	(64,578)
Net increase in net assets resulting from operations	112,532	101,821	79,401
Stockholder transactions:
Distributions to stockholders from ordinary income	(133,984)	(100,430)	(78,906)
Tax return of capital	(8,628)	(27,063)	(15,172)
Net decrease in net assets from stockholder transactions	(142,612)	(127,493)	(94,078)
Capital share transactions:
Issuance of common stock, net	137,595	478,919	187,408
Issuance of common stock under dividend reinvestment plan	10,144	12,055	2,212
Repurchase of common stock under stock repurchase program	(406)	—	—
Repurchase of common stock under dividend reinvestment program	(7,650)	—	—
Net increase in net assets from capital share transactions	139,683	490,974	189,620
Total increase in net assets	109,603	465,302	174,943
Net assets at beginning of period	1,368,872	903,570	728,627
Net assets at end of period	$1,478,475	$1,368,872	$903,570
Net asset value per common share	$9.64	$9.85	$9.92
Common shares outstanding at end of period	153,340	139,041	91,048
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$112,532	$101,821	$79,401
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Gain on extinguishment of unsecured convertible notes	—	—	(1,571)
Net unrealized (appreciation) depreciation on investments	32,164	(13,397)	(55,974)
Net unrealized appreciation on secured borrowings	53	—	—
Net realized (gains) losses on investments	(2,175)	26,529	64,578
PIK interest income	(24,141)	(16,787)	(13,795)
Recognition of fee income	(52,823)	(45,870)	(31,706)
Accretion of original issue discount on investments	(747)	(612)	(1,497)
Amortization of deferred financing costs	6,092	5,198	4,456
Changes in operating assets and liabilities:
Fee income received	50,498	38,558	24,841
(Increase) decrease in restricted cash	(18,245)	(2,434)	(1,348)
Increase in interest, dividends and fees receivable	(4,456)	(2,249)	(1,204)
(Increase) decrease in due from portfolio companies	(21,136)	1,478	(2,740)
(Increase) decrease in receivables from unsettled transactions	(4,750)	1,750	(1,750)
(Increase) decrease in other assets	187	(131)	207
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,742	28	(191)
Increase in base management fee payable	2,747	3,052	863
Increase in Part I incentive fee payable	2,134	1,596	582
Increase (decrease) in due to FSC CT	1,624	(790)	150
Increase (decrease) in interest payable	2,857	(1,280)	(450)
Increase (decrease) in payables from unsettled transactions	(35,716)	35,716	—
Increase in amounts payable to syndication partners	3,817	—	—
Purchases of investments and net revolver activity, net of syndications	(1,581,001)	(1,281,029)	(530,866)
Principal payments received on investments (scheduled payments)	71,305	46,911	42,625
Principal payments received on investments (payoffs)	572,510	571,396	316,978
PIK interest income received in cash	7,969	8,514	5,477
Proceeds from the sale of investments	329,621	60,373	11,370
Net cash used in operating activities	(546,338)	(461,659)	(91,564)
Cash flows from financing activities:
Distributions paid in cash	(132,468)	(115,438)	(91,866)
Borrowings under SBA debentures payable	43,250	31,750	—
Borrowings under credit facilities	1,016,233	1,067,144	580,897
Repayments of borrowings under credit facilities	(886,838)	(1,080,395)	(557,669)
Repurchases of unsecured convertible notes	—	—	(17,939)
Proceeds from the issuance of unsecured notes	244,403	155,824	—
Proceeds from the issuance of common stock	138,239	479,949	188,700
Proceeds from secured borrowings	81,312	—	—
Repayments of secured borrowings	(3,000)	—	—
Repurchases of common stock under stock repurchase program	(406)
Repurchases of common stock under dividend reinvestment plan	(7,650)
Deferred financing costs paid	(2,653)	(5,570)	(4,029)
Offering costs paid	(642)	(1,073)	(1,129)
Net cash provided by financing activities	489,780	532,191	96,965
Net increase (decrease) in cash and cash equivalents	(56,558)	70,532	5,401
Cash and cash equivalents, beginning of period	143,289	72,757	67,356
Cash and cash equivalents, end of period	$86,731	$143,289	$72,757
Supplemental information:
Cash paid for interest	$42,811	$27,628	$20,775
Non-cash operating activities:
Non-cash exchange of investments	$50,548	$30,521	$38,437
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$10,144	$12,054	$2,212
Non-cash exchange of secured borrowings	6,438	—	—
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,942	$14,925	$14,905
LC Facility, 8.5% cash due 12/31/2016 (10)			(6)	—
746,114 Series A Preferred Units			14,460	17,564
746,114 Common Stock Units			5,316	6,113
			34,695	38,582
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,572	15,572	11,109
First Lien Revolver, 8% cash due 5/31/2016			—	—
596.67 Series A Common Units			—	—
1,403,922 Series A Preferred Units in TransTrade Holdings LLC			2,000	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC			5,200	—
			22,772	11,109
HFG Holdings, LLC (23)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		96,378	96,378	96,935
875,933 Class A Units			22,347	31,786
			118,725	128,721
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		16,840	16,840	16,556
10,104,401 Common Units (6)			10,105	10,328
			26,945	26,884
First Star Speir Aviation 1 Limited (12)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		60,773	60,773	61,155
2,058,411.64 Common Units (6)			2,058	3,572
			62,831	64,727
First Star Bermuda Aviation Limited (12)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		35,045	35,045	35,606
4,293,736 Common Units			4,294	5,839
			39,339	41,445
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,088	12,088	11,924
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,301	3,301	3,262
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,738
			22,336	23,771
Senior Loan Fund JV I, LLC (12)(24)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		53,984	53,984	53,984
87.5% LLC equity interest			5,998	5,649
			59,982	59,633
Total Control Investments (26.7% of net assets)			$387,625	$394,872
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,145	$9,145	$9,062
1,080,399 shares of Series A Preferred Stock			1,080	3,805
			10,225	12,867
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		1,206	1,203	1,222
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,337	26,329	26,032
4,668,788 Shares of Preferred Stock			—	643
			27,532	27,897
Total Affiliate Investments (2.8% of net assets)			$37,757	$40,764
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock			$849	$819
			849	819
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,325	4,323	4,287
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,376	11,376	11,373
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			17,965	17,926
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		32,014	31,982	32,015
414,419 Common Units (6)			598	1,019
			32,580	33,034
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	492
			642	492
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			643	629
			643	629
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,436	14,449
17,391 Shares of Series A-1 Preferred Stock			313	89
17,391 Shares of Common Stock			187	—
			14,936	14,538
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015		5,046	5,023	5,028
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015		9,568	9,546	9,537
			14,569	14,565
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		10,750	10,688	10,705
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,013	15,957	15,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		500	479	500
			27,124	27,188
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	5,835
			3,393	5,835
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015 (14)		17,936	16,778	5,856
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (14)		1,000	974	500
10,371 shares of series A preferred equity interest			1,037	—
1,358.854 shares of series C preferred equity interest			136	—
146,289 shares of series D common equity interest			1,463	—
			20,388	6,356
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			368	254
			368	254

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018 (14)		$13,297	$13,211	$13,406
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 6/27/2018 (14)		13,395	13,356	13,344
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)(14)			(19)	—
Acquisition Line, LIBOR+5.75% cash due 6/27/2015 (14)		9,100	9,100	9,100
			35,648	35,850
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		10,823	10,722	10,794
			10,722	10,794
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	602
			265	602
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		3,675	3,632	3,524
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		31,590	31,389	30,154
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (15)		3,000	2,955	3,000
			37,976	36,678
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (15)		34,572	34,259	30,309
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/29/2017 (15)			—	—
			34,259	30,309
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (16)		16,722	16,165	16,576
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (16)		38,500	38,243	38,256
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (16)		1,260	1,160	1,255
			55,568	56,087
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (17)		21,950	21,832	21,643
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (17)		33,408	33,161	32,707
First Lien Term Loan C, 12% cash due 9/30/2018		3,405	3,405	3,401
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (17)		1,600	1,557	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	134
			61,260	59,485
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (16)		27,215	27,166	27,198
Mezzanine Term Loan, 11.75% cash 2% PIK due 10/10/2017		12,217	12,182	12,190
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (10)(16)			(26)	—
			39,322	39,388
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			826	753
			826	753
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		19,787	19,707	20,323
Senior Revolver, LIBOR+6% cash due 11/4/2018 (14)		1,500	1,484	1,500
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		750	750	750
			21,941	22,573
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (6)(12)			$1,131	$1,118
			1,131	1,118
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		$29,740	29,607	29,726
317,282.97 Class A Units (6)			317	609
			29,924	30,335
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			656	787
			656	787
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016 (15)		7,460	7,415	7,427
			7,415	7,427
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,698	16,632	16,673
264.37 Class A Preferred Units			115	122
2,954.87 Class A Common Units (6)			36	478
			16,783	17,273
CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		27,566	27,421	27,741
			27,421	27,741
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (6)(12)			578	390
			578	390
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (18)		7,947	7,880	7,956
Senior Term Loan B, 12.5% cash due 3/30/2017		7,000	6,958	7,006
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(18)			(30)	—
			14,808	14,962
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (6)(12)			498	447
			498	447
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			499	604
50,000 Common Shares			1	1
			500	605
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (15)		5,329	5,286	5,321
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(15)			(5)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	331
			5,531	5,652
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (15)		17,000	17,000	16,815
			17,000	16,815

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
75,000 Class A Common Units of IDS Investments, LLC			$1,000	$902
			1,000	902
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		$11,007	10,978	11,010
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		8,290	8,278	8,287
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(14)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	4,286
			20,746	23,583
Specialized Education Services, Inc.	Education services
First Lien Term Loan A, LIBOR+7% (1.5% floor) cash due 6/28/2017 (15)		8,554	8,554	8,411
Subordinated Term Loan B, 11% cash 1.5% PIK due 6/28/2018		18,112	18,112	17,903
			26,666	26,314
Vitalyst Holdings, Inc. (formerly known as PC Helps Support, LLC)	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,092	19,092	18,999
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	807
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,842	19,806
Olson + Co., Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)		8,556	8,556	8,553
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (15)			—	—
			8,556	8,553
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			567	525
			567	525
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (15)		25,000	25,000	25,127
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (15)			—	—
			25,000	25,127
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (15)		23,304	23,304	23,190
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (15)			—	—
			23,304	23,190
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	2,507
			1,500	2,507
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,362	14,362	14,342
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,570
			16,362	16,912
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Senior Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018 (15)		6,984	6,984	6,975
Mezzanine Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,095	5,095	5,100
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (15)		391	391	391
4,950,000 Preferred Units in GRG Holdings, LP			495	432
50,000 Common Units in GRG Holdings, LP			5	—
			12,970	12,898

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017 (18)		$46,360	$46,355	$46,360
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017 (18)		27,975	27,973	27,976
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)(18)			(1)	—
			74,327	74,336
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,785	12,785	12,681
500 units Class A Common Units in Omniplex Holdings Corp.			500	575
			13,285	13,256
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,990	15,990	16,053
			15,990	16,053
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (15)		21,500	21,500	21,656
			21,500	21,656
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (15)		7,000	7,000	7,036
			7,000	7,036
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)(16)		108,989	108,968	109,249
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(16)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,325
			110,778	110,574
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,893	14,893	14,934
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	701
			15,450	15,635
EducationDynamics, LLC (9)	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		12,462	12,462	12,035
			12,462	12,035
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (6)(12)			874	761
			874	761
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015 (15)		12,785	12,785	12,782
			12,785	12,782
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(15)			(472)	—
			(472)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (15)		24,000	24,000	23,914
			24,000	23,914
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (15)		10,475	10,443	10,452
			10,443	10,452
TravelClick, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019		4,988	4,988	4,994
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (15)		10,000	10,000	9,971
			14,988	14,965
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			4,056	3,966
			4,056	3,966
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		$13,292	$13,292	$13,387
			13,292	13,387
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (17)		2,150	2,148	2,150
			2,148	2,150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (15)		8,345	8,345	8,336
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 1/23/2021 (15)		19,500	19,500	19,493
			27,845	27,829
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (11) (15)		13,500	13,500	13,580
			13,500	13,580
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (15)		32,000	32,000	31,767
50,000 Common Units in AB Group Holdings, LP			500	294
			32,500	32,061
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(19)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(19)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		17,500	17,320	17,463
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	722
			17,533	18,185
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,813	13,813	13,872
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,179	4,179	4,179
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)			—	—
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,169
			18,992	19,220
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018			—	—
			—	—
CT Technologies Intermediate Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/4/2020 (15)		12,000	12,000	11,920
			12,000	11,920
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(15)		45,000	45,000	44,780
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (15)			—	—
2,000,000 in T5 Investment Vehicle, LLC (6)			2,000	1,667
			47,000	46,447
Epic Health Services, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (15)		25,000	25,000	24,877
			25,000	24,877
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,695	5,695	5,630
450 Class A Preferred Units in Kason Investment, LLC			450	396
5,000 Class A Common Units in Kason Investment, LLC			50	—
			6,195	6,026
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		$55,000	$55,000	$55,457
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)			—	—
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		25,000	25,000	25,067
			80,000	80,524
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (6)(12)			585	521
			585	521
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (15)		24,000	24,000	24,353
			24,000	24,353
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, L+4% (1% floor) cash due 10/31/2018			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		27,001	27,001	27,251
2,500,000 Class A Common Units in Vandelay Industries, L.P.			2,500	3,461
			29,501	30,712
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (20)			—	—
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (20)		8,000	8,000	8,083
			8,000	8,083
SugarSync, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (0.5% floor) cash due 11/18/2016 (14)		6,500	6,500	6,500
			6,500	6,500
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (15)		13,600	13,600	13,609
			13,600	13,609
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (21)		10,670	10,666	10,611
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (21)			—	—
100,000 Common Units in OSYS Holdings, LLC			1,000	961
			11,666	11,572
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (17)		25,050	25,047	24,864
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (17)			—	—
			25,047	24,864
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (6)(12)			715	677
			715	677
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,189	12,189	12,330
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,973
			15,189	16,303
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		43,721	43,708	43,474
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (15)		3,500	3,497	3,500
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,142
			49,205	49,116
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			$274	$274
			274	274
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,519	9,518	9,530
50 Series A Preferred Shares in Long's Drugs Incorporated			500	548
			10,018	10,078
American Cadastre, LLC	Systems software
First Lien Revolver, LIBOR+5% (1% floor) cash due 8/14/2015 (14)		5,595	5,592	5,345
			5,592	5,345
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,721	20,294
118,577 Common Stock Warrants (exercise price $10.12)			321	69
			20,042	20,363
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	19,640
			20,000	19,640
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,913	4,998
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			104	79
			5,017	5,077
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		55,000	54,969	55,154
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		2,000	1,998	2,000
200,000 Class A Units in CIP OCL Investments, LLC			2,000	1,755
			58,967	58,909
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,686	15,115
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	282
			15,053	15,397
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (15)		18,000	18,000	18,044
			18,000	18,044
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (15)		3,000	3,000	3,020
			3,000	3,020
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (15)		22,752	22,734	22,873
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(15)			(3)	—
			22,731	22,873
Total Military Management, Inc.	Air freight and logistics
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)		9,750	9,750	9,759
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
First Lien Revolver, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (16)			—	—
			9,750	9,759
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,834	14,992
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	17
			15,015	15,009

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(22)	Industry	Principal (8)	Cost	Fair Value
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (15)		$6,600	$6,592	$6,605
			6,592	6,605
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (15)		42,000	42,000	42,010
			42,000	42,010
Puerto Rico Cable Acquisition Company Inc.	Cable & satellite
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 5/30/2019 (12)(15)		27,000	27,000	27,019
			27,000	27,019
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			10	10
			10	10
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (20)		9,975	9,975	9,325
118.4211 Common Stock Warrants (exercise price $0.01)			—	557
			9,975	9,882
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (17)		15,000	15,000	15,000
1,078,284 Common Stock Warrants (exercise price $0.9274)			—	—
			15,000	15,000
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,013	6,013	6,013
300,000 Class A Common Units in RPLF Holdings, LLC			300	300
			6,313	6,313
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (15)		15,000	15,000	15,000
			15,000	15,000
TV Borrower US, LLC (12)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (15)		30,000	30,000	30,000
			30,000	30,000
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)(12)			—	—
			—	—
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)(12)			—	—
			—	—
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	40,000
			40,000	40,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		112,500	112,434	112,500
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(6)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	4,500
			116,928	117,000
Total Non-Control/Non-Affiliate Investments (139.4% of net assets)			$2,069,301	$2,060,278
Total Portfolio Investments (188.8% of net assets)			$2,494,683	$2,495,914

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Refac Optical Group	August 22, 2014	+1.0% on Revolver	+1.0% on Term Loan A +1.0% on Term Loan B +1.0% on Term Loan C	Per loan amendment
EducationDynamics, LLC	August 14, 2014	-12.0% on Term Loan	+12.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+2.0% on Term Loan	Per loan amendment
Credit Infonet, Inc.	July 1, 2014	-1.25% on Term Loan	+1.25% on Term Loan	Per loan amendment
HealthDrive Corporation	July 1, 2014	-1.0% on Term Loan A -3.0% on Term Loan B	+3.0% on Term Loan A +4.0% on Term Loan B	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	+ 0.75% on Senior Term Loan and Revolver - 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Olson + Co., Inc.	December 13, 2013	+ 0.25% on Term Loan and Revolver		Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
TransTrade Operators, Inc.	August 1, 2014	- 11.0% on Term Loan	+ 7.0% on Term Loan	Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan and Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 21, 2013	- 0.5% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B and Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

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
September 30, 2014

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

(23)
The Company, through its investments in HFG Holdings, LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company’s debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings’ equity investment in Healthcare Finance Group, LLC.

(24)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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
The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Company. The subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company’s Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol “FSC.” The following table reflects common stock offerings that have occurred from inception through September 30, 2014:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		141.2 million
July 21, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters’ exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters’ partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters’ exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters’ exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	8,451,486	10.79		91.2 million
December 7, 2012	Follow-on public offering	14,000,000	10.68		149.5 million
December 14, 2012	Underwriters’ partial exercise of over-allotment option	725,000	10.68		7.7 million
April 15, 2013	Follow-on public offering	13,500,000	10.85		146.5 million
April 26, 2013	Underwriters’ partial exercise of over-allotment option	935,253	10.85		10.1 million
September 26, 2013	Follow-on public offering (including underwriters’ partial exercise of over-allotment option)	17,643,000	10.31		181.9 million
July 11, 2014	Follow-on public offering	13,250,000	9.95		131.8 million
September 2014	At-the-Market offering	841,456	9.86	(1)	8.3 million

(1)	Average offering price.
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
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $134.0 million. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of September 30, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $63.1 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of September 30, 2014, the $225.0 million of SBA-guaranteed debentures held by the Company’s SBIC subsidiaries carry a weighted average interest rate of 3.323%.
For the years ended September 30, 2014, 2013 and 2012, the Company recorded interest expense of $8.6 million, $7.1 million and $6.4 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.5 billion and $1.9 billion at September 30, 2014 and September 30, 2013, respectively. The portfolio investments represent 168.8% and 138.3% of net assets at September 30, 2014 and September 30, 2013, respectively, and their fair values have been determined by the Company’s Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
Consolidation:
As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements.

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
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the investment portfolio:

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
The fair value of each of the Company’s investments at September 30, 2014 and September 30, 2013 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of selected portfolio securities each quarter; however, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

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
The Company generally recognizes dividend income on the ex-dividend date.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Included in cash and cash equivalents is $16.5 million that was held at U.S. Bank, National Association in connection with the Company’s Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company’s compliance per the terms of the credit agreement with the Company. Additionally, the Company has $5.8 million that was held at Wells Fargo Bank, National Association ("Wells Fargo") that represents collateral for standby letters of credit issued to portfolio companies under the Wells Fargo facility (as defined in Note 6 — Lines of Credit). Effective February 21, 2014, the Company and its financing subsidiary terminated the Wells Fargo facility.
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

Offering Costs:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting and printing fees. There were $0.6 million, $1.0 million and $1.3 million of offering costs charged to capital during the years ended September 30, 2014, 2013 and 2012.
Income Taxes:
As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules; however, the Company incurred a de minimis U.S. federal excise tax for calendar year 2010. The Company did not incur a U.S. federal excise tax for calendar years 2012 and 2013 and does not expect to incur a U.S. federal excise tax for calendar year 2014. The Company may incur a U.S. federal excise tax in future years.
The purpose of the Company’s taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the “source income” requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company’s Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Payable to Syndication Partners
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that gets redistributed to syndication partners. Such amounts are recorded as payable to syndication partners on the Consolidated Statements of Assets and Liabilities.
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option as of February 19, 2014, and elected the fair value option for its secured borrowings which had a cost basis of $84.8 million in the aggregate, as of September 30, 2014. The

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Reclassifications:
The Company made a minor reclassification of prior year restricted cash balances to conform to current period presentation. This change did not have a material impact on the consolidated financial statements.
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. The Company anticipates no impact from adoption of this guidance. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.
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
Note 3. Portfolio Investments
At September 30, 2014, 168.8% of net assets, or $2.5 billion, was invested in 124 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") with a fair value of $54.0 million and $5.6 million, respectively, and 5.9% of net assets, or $86.7 million, was invested in cash and cash equivalents. In comparison, at September 30, 2013, 138.3% of net assets, or $1.9 billion, was invested in 99 portfolio investments and 10.5% of net assets, or $143.3 million, was invested in cash and cash equivalents. As of September 30, 2014, 78.7% of the Company’s portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the years ended September 30, 2014, 2013 and 2012, the Company recorded net realized gains (losses) of $2.2 million, $(26.5) million and $(64.6) million, respectively. During the years ended September 30, 2014, 2013 and 2012, the Company recorded net unrealized appreciation (depreciation) on investments of $(32.2) million, $13.4 million and $56.0 million, respectively.

The composition of the Company’s investments as of September 30, 2014 and September 30, 2013 at cost and fair value was as follows:

	September 30, 2014		September 30, 2013
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,309,405	$2,291,459	$1,779,201	$1,793,463
Investments in equity securities	125,296	144,822	80,450	99,583
Debt investment in senior loan fund vehicle	53,984	53,984	—	—
Equity investment in senior loan fund vehicle	5,998	5,649	—	—
Total	$2,494,683	$2,495,914	$1,859,651	$1,893,046
The composition of the Company’s debt investments as of September 30, 2014 and September 30, 2013 at fixed rates and floating rates was as follows:

	September 30, 2014		September 30, 2013
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$703,967	30.01%	$584,876	32.61%
Floating rate debt securities, including subordinated notes of SLF JV I	1,641,476	69.99	1,208,587	67.39
Total	$2,345,443	100.00%	$1,793,463	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2014, by caption on the Company’s Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,972,088	$1,972,088
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	343,855	343,855
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	29,500	29,500
Investments in equity securities (preferred)	—	—	26,469	26,469
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	124,002	124,002
Total investments at fair value	$—	$—	$2,495,914	$2,495,914
Secured borrowings relating to senior secured debt investments	—	—	84,803	84,803
Total liabilities at fair value	$—	$—	$84,803	$84,803
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
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to September 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,484,775	102,921	—	5,116	45,175	1,637,987	87,750
Redemptions/repayments	(962,924)	(56,100)	—	(1,379)	(3,581)	(1,023,984)	(3,000)
Net accrual of PIK interest income	9,571	4,927	—	1,673	—	16,171	—
Accretion of original issue discount	747	—	—	—	—	747	—
Net change in unearned income	1,525	411	—	—	—	1,936	—
Net unrealized appreciation (depreciation) on investments	(27,606)	(4,602)	—	(5,369)	5,413	(32,164)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	53
Realized gain (loss) on investments	(1,665)	—	—	780	3,060	2,175	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at September 30, 2014 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2014	$(27,976)	$(4,327)	$—	$(5,369)	$7,613	$(30,059)	$53

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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value as of September 30, 2014:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	1,954,623	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.9%
			Tranche specific risk premium/(discount)	(a)	(4.3)%	-	10.0%	1.4%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.3)%	-	1.3%	0.3%
	17,465	Market and income approach	Weighted average cost of capital		27.0%		27.0%	27.0%
			Company specific risk premium	(a)	10.0%		10.0%	10.0%
			Revenue growth rate		(29.5)%		(29.5)%	(29.5)%
Subordinated debt	289,871	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	11.5%	4.5%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(0.6)%	-	1.2%	0.4%
CLO debt	29,500	Bond yield approach	Market yield		13.3%	-	13.8%	13.5%
Preferred & common equity	144,822	Market and income approach	Weighted average cost of capital		14.0%	-	34.0%	17.8%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.8%
			Revenue growth rate		(29.5)%	-	78.3%	10.0%
			EBITDA multiple	(b)	1.4x	-	14.0x	9.3x
			Revenue multiple	(b)	3.5x		5.2x	4.3x
			Book value multiple	(b)	0.9x		1.1x	0.9x
Total	$2,436,281
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	84,803	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium/(discount)	(a)	(4.3)%	-	(3.8)%	(4.1)%
			Size premium	(a)	1.0%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	0.4%	-	1.0%	0.9%
Total	$84,803

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2014, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$317,395	$317,395	$—	$—	$317,395
SBA debentures payable	225,000	197,126	—	—	197,126
Unsecured convertible notes payable	115,000	119,025	—	—	119,025
Unsecured notes payable	409,878	416,539	—	157,864	258,675
Total	$1,067,273	$1,050,085	$—	$157,864	$892,221

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
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019 and Convertible Notes, which are included in Level 3 of the hierarchy.
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which trade under the symbol “FSCE” on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Stock Exchange, respectively. As such, these securities are included in Level 2 of the hierarchy.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consisted of $325.0 million and $149.5 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of September 30, 2014 and September 30, 2013, respectively. Such commitments are subject to the portfolio companies’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities. A summary of the composition of the unfunded commitments (consisting of revolvers, term loans and limited partnership interests) as of September 30, 2014 and September 30, 2013 is shown in the table below:

	September 30, 2014	September 30, 2013
Senior Loan Fund JV 1, LLC	$115,018	$—
Lift Brands Holdings, Inc.	20,000	—
Yeti Acquisition, LLC	15,000	7,500
BMC Software Finance, Inc.	15,000	—
Drugtest, Inc.	10,900	20,000
RP Crown Parent, LLC	10,000	9,000
P2 Upstream Acquisition Co.	10,000	—
BeyondTrust Software, Inc.	9,375	—
First Choice ER, LLC (1)	9,181	—
InMotion Entertainment Group, LLC	7,916	—
Refac Optical Group	6,400	8,000
Thing5, LLC	6,000	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	5,944	9,792
Integrated Petroleum Technologies, Inc.	5,397	—
First American Payment Systems, LP	5,000	5,000
Integral Development Corporation	5,000	—
Teaching Strategies, LLC	5,000	5,000
Adventure Interactive, Corp.	4,846	5,000
World 50, Inc.	4,000	4,000
Charter Brokerage, LLC	4,000	4,000

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

All Web Leads, Inc.	3,500	—
Deltek, Inc.	3,213	8,667
OnCourse Learning Corporation	3,000	—
Discovery Practice Management, Inc.	2,682	1,000
CPASS Acquisition Company	2,500	2,500
OmniSYS Acquisition Corporation	2,500	—
TransTrade Operators, Inc.	2,255	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
Webster Capital III, L.P. (limited partnership interest)	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,867
Tailwind (limited partnership interest)	1,726	—
Olson + Co., Inc.	1,673	2,105
CCCG, LLC	1,520	1,520
Enhanced Recovery Company, LLC	1,500	3,500
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,433	2,000
Riverside Fund V, LP (limited partnership interest)	1,422	1,712
SPC Partners V, L.P. (limited partnership interest)	1,415	—
Phoenix Brands Merger Sub LLC	1,286	3,429
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	1,285	—
Ansira Partners, Inc.	1,190	1,190
Sterling Capital Partners IV, L.P. (limited partnership interest)	1,126	1,528
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	1,000	—
RCP Direct II, LP (limited partnership interest)	990	—
Milestone Partners IV, LP (limited partnership interest)	869	1,414
Garretson Firm Resolution Group, Inc.	859	—
Total Military Management, Inc.	857	—
2Checkout.com, Inc.	850	2,850
HealthDrive Corporation	734	734
Bunker Hill Capital II (QP), LP (limited partnership interest)	632	786
ACON Equity Partners III, LP (limited partnership interest)	502	671
American Cadastre, LLC	405	—
Riverlake Equity Partners II, LP (limited partnership interest)	358	638
Riverside Fund IV, LP (limited partnership interest)	357	287
RCP Direct, LP (limited partnership interest)	344	524
Baird Capital Partners V, LP (limited partnership interest)	174	351
ISG Services, LLC	—	6,000
I Drive Safely, LLC	—	5,000
HealthEdge Software, Inc.	—	5,000
Personable Holdings, Inc.	—	3,409
Reliance Communications, LLC	—	2,750
Mansell Group, Inc.	—	2,000
Physicians Pharmacy Alliance, Inc.	—	2,000
Miche Bag, LLC	—	1,500
BMC Acquisition, Inc.	—	1,250
Genoa Healthcare Holdings, LLC	—	1,000
Total	$324,954	$149,474
 (1) In addition to its revolving commitment, the Company has extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of September 30, 2014, the total amount available to the borrower under this delayed draw facility was $22.4 million, and the facility was drawn at $25.0 million as of this date.
Portfolio Composition
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2014		September 30, 2013
Cost:
Senior secured debt	$1,988,739	79.72%	$1,456,710	78.33%
Subordinated debt	291,166	11.67	292,991	15.76
CLO debt	29,500	1.18	29,500	1.59
Subordinated notes of SLF JV I	53,984	2.16	—	—
LLC equity interests of SLF JV I	5,998	0.24
Purchased equity	107,465	4.31	71,835	3.86
Equity grants	5,409	0.22	4,316	0.23
Limited partnership interests	12,422	0.50	4,299	0.23
Total	$2,494,683	100.00%	$1,859,651	100.00%
Fair Value:
Senior secured debt	$1,972,088	79.01%	$1,467,665	77.53%
Subordinated debt	289,871	11.61	296,298	15.65
CLO debt	29,500	1.18	29,500	1.56
Subordinated notes of SLF JV I	53,984	2.16	—	—
LLC equity interests of SLF JV I	5,649	0.23	—	—
Purchased equity	125,834	5.04	89,688	4.74
Equity grants	7,384	0.30	5,599	0.30
Limited partnership interests	11,604	0.47	4,296	0.22
Total	$2,495,914	100.00%	$1,893,046	100.00%

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

	September 30, 2014		September 30, 2013
Cost:
Northeast U.S.	$729,792	29.25%	$744,582	40.04%
Southwest U.S.	537,232	21.54	279,369	15.02
Midwest U.S.	428,577	17.18	314,653	16.92
Southeast U.S.	361,198	14.48	277,342	14.91
West U.S.	268,738	10.77	242,705	13.05
International	169,146	6.78	1,000	0.06
Total	$2,494,683	100.00%	$1,859,651	100.00%

Fair Value:
Northeast U.S.	$738,774	29.61%	$753,263	39.79%
Southwest U.S.	526,115	21.08	280,247	14.80
Midwest U.S.	428,771	17.18	317,958	16.80
Southeast U.S.	369,007	14.78	285,648	15.09
West U.S.	260,173	10.42	252,730	13.35
International	173,074	6.93	3,200	0.17
Total	$2,495,914	100.00%	$1,893,046	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2014		September 30, 2013
Cost:
Healthcare services	$374,684	15.03%	$266,823	14.35%
Education services	233,203	9.35	166,750	8.97
Advertising	164,483	6.59	154,026	8.28
Internet software & services	157,348	6.31	109,170	5.87
Application software	139,008	5.57	12,879	0.69
Airlines	129,116	5.18	24,475	1.32
Specialized finance	118,726	4.76	124,232	6.68
Diversified support services	117,476	4.71	170,174	9.15
Oil & gas equipment services	96,312	3.86	75,426	4.06
IT consulting & other services	96,262	3.86	82,440	4.43
Healthcare equipment	75,767	3.04	70,494	3.79
Multi-sector holdings	68,348	2.74	4,091	0.20
Specialty stores	61,257	2.46	68,386	3.68
Data processing & outsourced services	60,292	2.42	23,200	1.25
Industrial machinery	53,329	2.14	16,883	0.91
Human resources & employment services	51,097	2.05	64,944	3.49
Leisure facilities	49,248	1.97	43	—
Integrated telecommunication services	46,567	1.87	—	—
Pharmaceuticals	46,380	1.86	51,538	2.77
Household products	37,975	1.52	29,677	1.60
Apparel, accessories & luxury goods	35,577	1.43	28,385	1.53
Construction & engineering	34,695	1.39	32,577	1.75
Air freight & logistics	32,522	1.30	16,693	0.90
Asset management & custody banks	29,500	1.18	29,500	1.59
Home improvement retail	27,531	1.10	28,726	1.54
Cable & satellite	27,000	1.08	—	—
Leisure products	20,747	0.83	47,222	2.54
Consumer electronics	18,992	0.76	—	—
Auto parts & equipment	16,500	0.66	33,061	1.78
Other diversified financial services	15,500	0.62	41,888	2.25
Research & consulting services	14,808	0.59	17,521	0.94
Specialty chemicals	13,500	0.54	20,000	1.08
Security & alarm services	13,285	0.53	13,124	0.71
Healthcare technology	8,000	0.32	—	—
Systems software	5,592	0.22	—	—
Thrift & mortgage finance	4,056	0.16	208	0.01
Food distributors	—	—	18,435	0.99
Environmental & facilities services	—	—	8,755	0.47
Construction materials	—	—	7,170	0.39
Building products	—	—	735	0.04
Total	$2,494,683	100.00%	$1,859,651	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2014		September 30, 2013
Fair Value:
Healthcare services	$380,347	15.23%	$273,880	14.47%
Education services	231,678	9.28	168,492	8.90
Advertising	164,207	6.58	154,777	8.18
Internet software & services	160,509	6.43	114,077	6.03
Application software	140,262	5.62	13,500	0.71
Airlines	133,056	5.33	24,475	1.29
Specialized finance	128,721	5.16	124,400	6.57
Diversified support services	117,600	4.71	171,078	9.04
IT consulting & other services	97,027	3.89	83,916	4.43
Oil & gas equipment services	92,571	3.71	76,454	4.04
Healthcare equipment	76,296	3.06	70,866	3.74
Multi-sector holdings	67,273	2.70	4,158	0.21
Data processing & outsourced services	59,833	2.40	23,295	1.23
Specialty stores	59,485	2.38	69,024	3.65
Industrial machinery	54,830	2.20	18,197	0.96
Human resources & employment services	51,486	2.06	65,391	3.45
Leisure facilities	49,306	1.98	190	0.01
Pharmaceuticals	46,630	1.87	52,787	2.79
Integrated telecommunication services	46,488	1.86	—	—
Construction & engineering	38,582	1.55	40,919	2.16
Household products	36,678	1.47	29,264	1.55
Asset management & custody banks	29,500	1.18	29,500	1.56
Home improvement retail	27,897	1.12	28,677	1.51
Cable & satellite	27,019	1.08	—	—
Leisure products	23,583	0.94	49,952	2.64
Apparel, accessories & luxury goods	22,659	0.91	27,724	1.46
Air freight & logistics	20,868	0.84	14,063	0.74
Consumer electronics	19,220	0.77	—	—
Auto parts & equipment	17,507	0.70	36,004	1.90
Other diversified financial services	15,605	0.63	41,954	2.22
Research & consulting services	14,962	0.60	17,912	0.95
Specialty chemicals	13,580	0.54	20,000	1.06
Security & alarm services	13,255	0.53	13,104	0.69
Healthcare technology	8,083	0.32	—	—
Systems software	5,345	0.21	—	—
Thrift & mortgage finance	3,966	0.16	139	0.01
Food distributors	—	—	18,732	0.99
Environmental & facilities services	—	—	8,113	0.43
Construction materials	—	—	7,297	0.39
Building products	—	—	735	0.04
Total	$2,495,914	100.00%	$1,893,046	100.00%
The Company’s investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2014 and September 30, 2013, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2014, 2013 and 2012 no individual investment produced income that exceeded 10% of investment income.
Unconsolidated Significant Subsidiaries

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis for all periods presented, the Company determined that HFG Holdings, LLC is a significant subsidiary for the years ended September 30, 2014 and September 30, 2013 under Rule 4-08(g). As such, the Company has provided summary financial information as shown below:

Balance sheet items	September 30, 2014	September 30, 2013
Cash	$6,715	$1,652
Loans receivable	381,091	298,906
Other assets	19,382	44,292
Total liabilities	307,652	323,351
Members' capital	99,536	21,499

Statement of operations items	For the Year ended September 30, 2014	For the period of June 12, 2013 (date of acquisition) through September 30, 2013
Revenues, net of interest expense and provision for loan losses	$22,058	$8,559
Total expenses	18,908	9,662
Net income	$3,150	$(1,103)

Senior Loan Fund JV I:
In May, 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation (“Kemper”) to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). The members provide capital to SLF JV I in the form of subordinated notes and LLC equity interests. As of September 30, 2014, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
The Company has determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its noncontrolling interest in SLF JV I.
As of September 30, 2014, SLF JV I had total assets of $186.0 million. The Company's investment in SLF JV I consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value as of September 30, 2014. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 18 “eligible portfolio companies” (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2014. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $68.6 million was funded as of September 30, 2014 relating to these commitments, of which $60.0 million was from the Company. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings. As of September 30, 2014, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $103.5 million was unfunded. The subordinated notes mature on May 2, 2019. As of September 30, 2014, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $11.5 million was unfunded. Under the Deutsche Bank facility, $109.3 million was outstanding as of September 30, 2014.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I’s portfolio, followed by a listing of the individual loans in SLF JV I’s portfolio as of September 30, 2014:

September 30, 2014
Senior secured loans (1)	$158,451
Weighted average current interest rate on senior secured loans (2)	8.09%
Number of borrowers in SLF JV I	18
Largest loan to a single borrower (1)	$20,000
Total of five largest loans to borrowers (1)	$60,000
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	9,937	9,937	9,867
Ansira Partners, Inc.	Advertising	Senior Loan	05/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc.	Human resources & employment services	Senior Loan	06/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	03/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	Senior Loan	09/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc.	Advertising	Senior Loan	09/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation	Education services	Senior Loan	02/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC	Education services	Senior Loan	12/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc.	Air freight and logistics	Senior Loan	03/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	01/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	Senior Loan	06/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
(1) Represents the current interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
The amortized cost and fair value of the subordinated notes held by the Company was $54.0 million as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and the Company earned interest income of $1.0 million on its investments in these notes for the period from July 1, 2014 through September 30, 2014. The cost and fair value of the LLC equity interests held by the Company was $6.0 million and $5.6 million, respectively. The Company earned dividend income of $1.3 million with respect to its LLC equity interests. The LLC equity interest are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2014 and for the period from July 1, 2014 (commencement of operations) through September 30, 2014:

As of September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost: $158,799)	$158,683
Receivables from secured financing arrangements at fair value (cost: $20,070)	19,970
Cash	2,276
Other assets	5,039
Total assets	$185,968

Senior credit facility payable	109,334
Payable for unsettled transaction	4,750
Subordinated notes payable at fair value (proceeds: $61,696)	61,696
Other liabilities	3,634
Total liabilities	$179,414
Members' equity	6,554
Total liabilities and net assets	$185,968

Period from July 1, 2014 through September 30, 2014
Selected Statement of Operations Information:
Total revenues	$3,677
Total expenses	2,249
Net unrealized depreciation	(209)
Net realized losses	(20)
Net income	$1,199
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the period from July 1, 2014 through September 30, 2014, the Company transferred $160.2 million of senior secured debt investments and $20.1 million of receivables from secured financing arrangements to SLF JV I at fair value in exchange for $118.6 million of cash consideration, $51.3 million of subordinated notes, $5.7 million of LLC equity interests in SLF JV I, $4.7 million of receivables from unsettled transactions. The Company recognized a realized gain of $0.3 million on this transaction.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of September 30, 2014 and September 30, 2013 were $3.0 million and $5.0 million, respectively.
As of September 30, 2014, the Company had structured $3.8 million in aggregate exit fees across five portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
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
The Company also continues to generate liquidity through public and private stock offerings.
On July 15, 2014, the Company completed a follow-on public offering of 13,250,000 shares of its common stock at the public offering price of $9.95 per share. The net proceeds totaled $129.7 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million.
On August 22, 2014, the Company entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which the Company may sell, from time to time at the Company's sole discretion, up to $100,000,000 of its common stock. During the period from September 2, 2014 to September 30, 2014, the Company sold 841,456 shares of its common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $50,000.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2014, 2013 and 2012:

	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012
Earnings per common share — basic:
Net increase in net assets resulting from operations	$112,532	$101,821	$79,401
Weighted average common shares outstanding — basic	141,992	110,270	79,570
Earnings per common share — basic	0.79	0.92	1.00
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$112,532	$101,821	$79,401
Adjustments for interest on convertible notes, base management fees, incentive fees and gain on extinguishment of convertible notes	5,451	4,079	5,855
Net increase in net assets resulting from operations, as adjusted	$117,983	$105,900	$85,256
Weighted average common shares outstanding — basic	141,992	110,270	79,570
Adjustments for dilutive effect of convertible notes	7,791	7,791	8,149
Weighted average common shares outstanding — diluted	149,783	118,061	87,719
Earnings per common share — diluted	$0.79	$0.90	$0.97

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Board of Directors of the Company has paid, including shares issued under the dividend reinvestment plan (“DRIP”), on its common stock from October 1, 2012 to September 30, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 6, 2012	October 15, 2012	October 31, 2012	$ 0.0958	$ 8.2 million	51,754		$ 0.5 million
August 6, 2012	November 15, 2012	November 30, 2012	0.0958	8.2 million	53,335		0.5 million
August 6, 2012	December 14, 2012	December 28, 2012	0.0958	9.5 million	64,680		0.6 million
August 6, 2012	January 15, 2013	January 31, 2013	0.0958	9.5 million	61,782		0.6 million
August 6, 2012	February 15, 2013	February 28, 2013	0.0958	9.1 million	103,356		1.0 million
January 14, 2013	March 15, 2013	March 29, 2013	0.0958	9.1 million	100,802		1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
 __________
(1) Shares were purchased on the open market and distributed.
On November 21, 2013, the Company's Board of Directors terminated the Company's previous $50 million stock repurchase program and approved a new $100 million stock repurchase program. Under this program, any stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate, provided they were below the most recently published net asset value per share.
In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the year ended September 30, 2014.
On November 20, 2014, the Company's Board of Directors terminated the Company's previous $100 million stock repurchase program and approved a new $100 million stock repurchase plan through November 20, 2015. Any stock repurchases under the new $100 million stock repurchase program will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice.
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
The Wells Fargo facility was secured by all of the assets of Funding, and all of the Company’s equity interest in Funding. The Company used the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. The Company’s borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.6931% for the year ended September 30, 2014. For the years ended September 30, 2014, 2013 and 2012 the Company recorded interest expense of $1.8 million, $3.1 million and $2.8 million, respectively related to the Wells Fargo facility.
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of September 30, 2014. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense.

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
As of September 30, 2014, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of September 30, 2014, the Company had $267.4 million of borrowings outstanding under the ING facility, which had a fair value of $267.4 million. The Company’s borrowings under the ING facility bore interest at a weighted average interest rate of 2.675% for the year ended September 30, 2014. For the years ended September 30, 2014, 2013 and 2012 the Company recorded interest expense of $13.0 million, $7.7 million and $5.7 million, respectively, related to the ING facility.

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
As of September 30, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2014, the Company had $50.0 million of borrowings outstanding under the Sumitomo facility which had a fair value of $50.0 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.533% for the year ended September 30, 2014. For the years ended September 30, 2014, 2013 and 2012, the Company recorded interest expense of $2.0 million, $1.7 million and $1.2 million, respectively, related to the Sumitomo facility.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2014, except for assets that were funded through the Company’s SBIC subsidiaries, substantially all of the Company’s assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company’s SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders.
Total interest expense for the years ended September 30, 2014, 2013 and 2012 was $51.5 million, $33.5 million and $23.2 million, respectively.
Note 7. Interest and Dividend Income
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company’s policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are recorded as dividend income on the ex-dividend date.
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

Accumulated PIK interest activity for the years ended September 30, 2014 and September 30, 2013 was as follows:

	Year ended September 30, 2014	Year ended September 30, 2013
PIK balance at beginning of period	$23,934	$18,431
Gross PIK interest accrued	24,323	17,532
PIK income reserves(1)	(182)	(745)
PIK interest received in cash	(7,969)	(8,514)
Loan exits and other PIK adjustments	(420)	(2,769)
PIK balance at end of period	$39,686	$23,935
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of September 30, 2014, there was one investment on which the Company had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income. As of September 30, 2012, the Company had stopped accruing PIK interest on one investment.
The percentages of the Company's debt investments at cost and fair value by accrual status for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 were as follows:

	September 30, 2014				September 30, 2013				September 30, 2012
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,345,637	99.25%	$2,339,087	99.73%	$1,779,201	100.00%	$1,793,463	100.00%	$1,217,393	99.26%	$1,237,961	99.74%
PIK non-accrual	—	—	—	—	—	—	—	—	9,096	0.74	3,236	0.26
Cash non-accrual(1)	17,752	0.75	6,356	0.27	—	—	—	—	—	—	—	—
Total	$2,363,389	100.00%	$2,345,443	100.00%	$1,779,201	100.00%	$1,793,463	100.00%	$1,226,489	100.00%	$1,241,197	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company’s portfolio investments as of September 30, 2014, September 30, 2013 and September 30, 2012 was as follows:

	September 30, 2014	September 30, 2013	September 30, 2012
Coll Materials Group LLC(1)	—	—	PIK non-accrual
Miche Bag, LLC	Cash non-accrual	—	—
  ___________________

(1)	The Company no longer holds this investment as of September 30, 2014. See Note 9 for a discussion of the Company’s recent realization events.

Income non-accrual amounts for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year ended September 30, 2014 (1)	Year ended September 30, 2013 (1)	Year ended September 30, 2012 (1)
Cash interest income	$786	$280	$3,068
PIK interest income	181	745	4,198
OID income	250	—	96
Total	$1,217	$1,025	$7,362
 ___________________

(1)	Income non-accrual amounts for the year include amounts for investments that were no longer held at the end of the period.

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
At September 30, 2014, the Company had net loss carryforwards of $123.4 million to offset net capital gains, to the extent provided by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $111.6 million will not expire, of which $2.2 million are available to offset future short-term capital gains and $109.4 million are available to offset future long-term capital gains.
Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended September 30, 2014.

Net increase in net assets resulting from operations	$112,532
Net unrealized depreciation on investments and secured borrowings	32,217
Book/tax difference due to loan fees	(8,279)
Book/tax difference due to organizational and deferred offering costs	(87)
Book/tax difference due to interest income on certain loans	—
Book/tax difference due to capital losses not recognized	(2,175)
Other book-tax differences	(224)
Taxable/Distributable Income(1)	$133,984

(1)
The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2014. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2014, the components of accumulated undistributed income on a tax basis were as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Undistributed ordinary income, net (RIC status)	$—
Realized capital losses	(123,407)
Unrealized gains, net	75
The Company uses the asset and liability method to account for its taxable subsidiaries’ income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $8.5 million. However, this amount has been fully offset by a valuation allowance of $8.5 million, since it is more likely than not that these deferred tax assets will not be realized.
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
For U.S. federal income tax purposes, the Company estimates that its distributions for the calendar year 2014 will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year 2014.
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2012 and 2013 and does not expect to incur a U.S. federal excise tax for calendar year 2014.
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
During the year ended September 30, 2014, the Company recorded investment realization events, including the following:

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

•
In July 2014, the Company received a payment of $132.2 million from Desert NDT, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In July 2014, the Company received a payment of $21.1 million from Genoa Healthcare Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction. The Company also received an additional $1.2 million in connection with the sale of its preferred and common equity investments, realizing a gain of $0.8 million;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
In July 2014, the Company received a payment of $27.0 million from I Drive Safely, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, the Company received a payment of $13.4 million from Specialty Bakers LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In August 2014, the Company received a payment of $10.7 million from Personable Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2014, the Company received a payment of $13.5 million from Insight Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2014, the Company received a payment of $28.7 million from Med-Data, Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•
In September 2014, the Company received a payment of $7.6 million from CPASS Acquisition Company in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
In September 2014, the Company received a payment of $20.0 million from SumTotal Systems, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•
During the period from July 1, 2014 through September 30, 2014, the Company transferred $160.2 million of senior secured debt investments and $20.1 million of receivables from secured financing arrangements to SLF JV I at fair value in exchange for $118.6 million of cash consideration, $51.3 million of subordinated notes, $5.7 million of LLC equity interests in SLF JV I, and $4.7 million of receivables from unsettled transactions. The Company recorded a realized gain of $0.3 million on this transaction; and

•
During the year ended September 30, 2014, the Company received payments of $329.6 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized loss of $1.4 million on these transactions.

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

During the years ended September 30, 2014, 2013 and 2012, the Company recorded net unrealized appreciation (depreciation) on investments of $(32.2) million, $13.4 million and $56.0 million, respectively. For the year ended September 30, 2014, the Company’s net unrealized depreciation consisted of $31.9 million of net unrealized depreciation on debt investments and $3.4 million of net reclassifications to realized gains on debt and equity investments (resulting in unrealized depreciation), offset by $3.1 million of net unrealized appreciation on equity investments.
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
For the year ended September 30, 2014, the Investment Adviser voluntarily waived a portion of the base management fee, which resulted in aggregate waivers of $0.7 million.
For the years ended September 30, 2014, 2013 and 2012, base management fees (net of waivers) were $51.0 million, $33.4 million and $23.8 million, respectively. At September 30, 2014 and September 30, 2013, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amounts of $12.4 million and $9.6 million, respectively, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
For the years ended September 30, 2014, 2013 and 2012, incentive fees were $35.5 million, $28.2 million and $22.0 million, respectively. At September 30, 2014 and September 30, 2013, the Company had liabilities on its Consolidated Statements of Assets and Liabilities in the amounts of $9.3 million and $7.2 million, respectively, reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., which has since converted into FSC CT LLC ("FSC CT"), a wholly-owned subsidiary of the Company's investment adviser, under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the year ended September 30, 2014, the Company accrued administrative expenses of $5.7 million, including $2.9 million of general and administrative expenses, which are due to FSC CT. At September 30, 2014, $2.5 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Net asset value at beginning of period	$9.85	$9.92	$10.07	$10.43	$10.84
Net investment income (4)	1.00	1.04	1.11	1.05	0.95
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.23)	0.12	0.70	(0.10)	(0.04)
Net realized gain (loss) on investments and interest rate swap (4)	0.02	(0.24)	(0.81)	(0.47)	(0.42)
Distributions of ordinary income (4)	(0.94)	(0.90)	(1.04)	(1.20)	(0.96)
Tax return of capital (4)	(0.06)	(0.25)	(0.14)	(0.06)	—
Net issuance of common stock (4)	—	0.16	0.03	0.42	0.06
Net asset value at end of period	$9.64	$9.85	$9.92	$10.07	$10.43
Per share market value at beginning of period	$10.29	$10.98	$9.32	$11.14	$10.93
Per share market value at end of period	$9.18	$10.29	$10.98	$9.32	$11.14
Total return (1)	(0.97)%	4.89%	32.59%	(6.76)%	11.22%
Common shares outstanding at beginning of period	139,041	91,048	72,376	54,550	37,879
Common shares outstanding at end of period	153,340	139,041	91,048	72,376	54,550
Net assets at beginning of period	$1,368,872	$903,570	$728,627	$569,172	$410,556
Net assets at end of period	$1,478,475	$1,368,872	$903,570	$728,627	$569,172
Average net assets (2)	$1,393,635	$1,095,225	$790,921	$677,354	$479,004
Ratio of net investment income to average net assets	10.23%	10.50%	11.13%	9.91%	8.98%
Ratio of total expenses to average net assets (excluding base management fee waiver)	10.91%	9.95%	9.95%	8.79%	5.74%
Base management fee waiver effect	(0.05)%	(0.21)%	—%	—%	—%
Ratio of net expenses to average net assets	10.86%	9.74%	9.95%	8.79%	5.74%
Ratio of portfolio turnover to average investments at fair value	25.50%	38.22%	29.74%	7.26%	2.24%
Weighted average outstanding debt (3)	$1,110,021	$597,596	$421,366	$247,549	$22,592
Average debt per share (4)	$7.82	$5.42	$5.30	$3.86	$0.50
 __________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Calculated based upon the weighted average of loans payable for the period.
(4)	Calculated based upon weighted average shares outstanding for the period.
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company’s shares of

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company’s common stock in excess of a monthly dividend of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at September 30, 2014 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company’s stockholders may incur dilution. In addition, the Company’s stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company’s convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the years ended September 30, 2014, 2013 and 2012, the Company recorded interest expense of $6.8 million, $6.8 million, and $7.1 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the years ended September 30, 2014 or September 30, 2013. During the year ended September 30, 2012, the Company repurchased $20.0 million principal of the Convertible Notes in the open market for an aggregate purchase price of $17.9 million and surrendered them to the Trustee for cancellation. The Company recorded a gain on the extinguishment of these Convertible Notes in the amount of the difference between the reacquisition price and the net carrying amount, net of the proportionate amount of unamortized debt issuance costs. The net gain recorded was $1.6 million.
Because this net gain was included in the amount that must be distributed to the Company's stockholders in order for it to maintain its RIC status and is classified as a component of net investment income in the Consolidated Statements of Operations, such net gain was included in “Pre-Incentive Fee Net Investment Income” for purposes of the payment of the income incentive fee to the investment adviser under the investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under the Company's investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, the Company obtained the approval of the Company's Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of the 2019 Notes, 2024 Notes or 2028 Notes at a discount will be treated in a similar manner.
As of September 30, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $119.0 million.
Note 14. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the “2019 Notes”) for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2014, the Company did not repurchase any of the 2019 Notes in the open market.
For the year ended September 30, 2014, the Company recorded interest expense of $7.8 million related to the 2019 Notes.
As of September 30, 2014, there were $250.0 million 2019 Notes outstanding, which had a fair value of $258.7 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company’s compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2014 and 2013, the Company did not repurchase any of the 2024 Notes in the open market.
For the years ended September 30, 2014 and 2013, the Company recorded interest expense of $4.6 million and $4.4 million, respectively, related to the 2024 Notes.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $73.7 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2014 and 2013, the Company did not repurchase any of the 2028 Notes in the open market.
For the years ended September 30, 2014 and 2013, the Company recorded interest expense of $5.5 million and $2.7 million respectively, related to the 2028 Notes.
As of September 30, 2014, there were $86.3 million 2028 Notes outstanding, which had a fair value of $84.2 million.

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
As of September 30, 2014, secured borrowings at fair value totaled $84.8 million and the fair value of the investments that are associated with these secured borrowings was $154.0 million. These secured borrowings were the result of the Company’s completion of partial loan sales of two senior secured debt investments totaling $87.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2014, there were $3.0 million of repayments on secured borrowings.
As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
For the year ended September 30, 2014, the Company recorded interest expense of $1.3 million related its secured borrowings.

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2014.

Schedule 12-14
Fifth Street Finance Corp.
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Schedule of Investments in and Advances to Affiliates Year ended September 30, 2014

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2013	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$2,671	$14,499	$921	$(515)	$14,905
LC Facility, 8.5% cash due 12/31/2016	199	—	8	(8)	—
746,114 Series A Preferred Units	1,673	15,891	1,673	—	17,564
746,114 Common Stock Units	—	10,529	762	(5,178)	6,113
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	1,946	13,524	1,948	(4,363)	11,109
First Lien Revolver, 8% cash due 5/31/2016	56	—	—	—	—
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
1,403,922 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	539	2,167	(2,706)	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	9,955	93,297	4,150	(512)	96,935
860,000 Class A Units	—	22,346	9,440	—	31,786
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	6,501	19,211	16,399	(19,054)	16,556
10,104,401 Common Units	—	5,264	8,671	(3,607)	10,328
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 12/15/2015	5,069	—	64,639	(3,484)	61,155
2,058,411.64 Common Units	—	—	3,572	—	3,572
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	3,210	—	38,121	(2,515)	35,606
4,293,736 Common Units	—	—	5,839	—	5,839
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	939	11,149	942	(167)	11,924
First Lien Term Loan B, 8.1% PIK due 8/1/2016	260	3,050	260	(48)	3,262
First Lien Revolver, 8% cash due 8/1/2016	195	—	2,911	(64)	2,847
4,100,000 Class A Common Units	—	6,203	87	(552)	5,738
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	992	—	53,984	—	53,984
87.5% equity interest (5)	1,312	—	5,998	(349)	5,649
Total Control Investments	$34,978	$215,502	$224,492	$(45,122)	$394,872
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	1,053	—	9,353	(291)	9,062
1,080,399 shares of Series A Preferred Stock	—	3,256	549	—	3,805
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	248	3,272	36	(2,086)	1,222
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,979	25,317	1,044	(329)	26,032
4,668,788 shares of Preferred Stock	—	87	640	(84)	643
Total Affiliate Investments	$5,280	$31,932	$11,622	$(2,790)	$40,764
Total Control & Affiliate Investments	$40,258	$247,434	$236,114	$(47,912)	$435,636

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

(5)
Together with Trinity Universal Insurance, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

Schedule 12-14
Fifth Street Finance Corp.
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Schedule of Investments in and Advances to Affiliates
Year ended September 30, 2013

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income(2)	Fair Value at October 1, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value at September 30, 2013
Control Investments
Coll Materials Group LLC
Second Lien Term Loan A, 12% cash due 11/1/2014	$230	$1,238	$—	$(1,238)	$—
Second Lien Term Loan B, 14% PIK due 11/1/2014	58	1,999	—	(1,999)	—
50% interest in CD HOLDCO, LLC	—	—	—	—	—
Traffic Solutions Holdings, Inc. (formerly Statewide Holdings, Inc.)
First Lien Term Loan A, L+8.5% (1.25% floor) cash due 8/10/2015	1,326	15,023	524	(15,547)	—
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	2,283	14,068	607	(176)	14,499
First Lien Revolver, L+8.5% (1.25% floor) cash due 8/10/2015	35	—	146	(146)	—
LC Facility, 8.5% cash due 12/31/2016	341	—	14	(14)	—
746,114 Series A Preferred Units	778	14,377	1,514	—	15,891
746,114 Common Stock Units	—	6,535	4,920	(926)	10,529
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	655	—	13,666	(142)	13,524
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
3,033,333.33 Preferred Units in TransTrade Holding LLC	—	—	3,033	(2,494)	539
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	5,837	—	96,297	(3,000)	93,297
860,000 Class A Units	—	—	22,347	(1)	22,346
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	874	—	19,742	(531)	19,211
5,264,207 Common Units	—	—	5,264	—	5,264
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	150	—	11,150	(1)	11,149
First Lien Term Loan B, 8.1% PIK due 8/1/2016	41	—	3,050	—	3,050
First Lien Revolver, 8% cash due 8/1/2016	41	—	—	—	—
4,100,000 Class A Common Units	—	—	6,203	—	6,203
Total Control Investments	$12,649	$53,240	$188,477	$(26,215)	$215,502
Affiliate Investments
Caregiver Services, Inc.
1,080,399 shares of Series A Preferred Stock	—	2,924	350	(18)	3,256
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	438	4,268	112	(1,108)	3,272
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,806	23,995	1,415	(93)	25,317
4,668,788 shares of Preferred Stock	—	—	87	—	87
Total Affiliate Investments	$4,244	$31,187	$1,964	$(1,219)	$31,932
Total Control & Affiliate Investments	$16,893	$84,427	$190,441	$(27,434)	$247,434

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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
 As of September 30, 2014 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 based upon the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2014.
(c) Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	151

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

4.7
Form of Third Supplemental Indenture relating to the 4.875% Notes due 2019, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 4.875% Notes due 2019) (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014)

4.8
Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014).

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

10.20
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

10.30
Senior Loan Fund JVI, LLC Limited Liability Company Agreement, dated May 2, 2014, by and between Fifth Street Finance Corp. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on May 7, 2014).

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

FIFTH STREET FINANCE CORP.

By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer

By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer
Date: November 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD M. TANNENBAUM Leonard M. Tannenbaum	Chief Executive Officer (principal executive officer)	November 28, 2014

/s/ RICHARD A. PETROCELLI Richard A. Petrocelli	Chief Financial Officer (principal financial officer and principal accounting officer)	November 28, 2014

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	November 28, 2014

/s/ TODD G. OWENS Todd G. Owens	President	November 28, 2014

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 28, 2014

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 28, 2014

/s/ BYRON J. HANEY Byron J. Haney	Director	November 28, 2014

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 28, 2014

/s/ JAMES CASTRO-BLANCO James Castro-Blanco	Director	November 28, 2014