Form 10-Q
period 2014-12-31
Fifth Street Finance Corp.
filed 2015-02-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 153,340,371 shares of common stock outstanding as of February 6, 2015.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Investments at fair value:
Control investments (cost December 31, 2014: $381,275; cost September 30, 2014: $387,625)	$378,053	$394,872
Affiliate investments (cost December 31, 2014: $37,518; cost September 30, 2014: $37,757)	40,390	40,764
Non-control/Non-affiliate investments (cost December 31, 2014: $2,350,146; cost September 30, 2014: $2,069,301)	2,303,152	2,060,278
Total investments at fair value (cost December 31, 2014: $2,768,939; cost September 30, 2014: $2,494,683)	2,721,595	2,495,914
Cash and cash equivalents	64,259	86,731
Restricted cash	46,294	22,315
Interest, dividends and fees receivable	15,195	15,224
Due from portfolio companies	27,225	22,950
Receivables from unsettled transactions	55,853	4,750
Deferred financing costs	18,985	20,334
Other assets	94	—
Total assets	$2,949,500	$2,668,218
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,866	$3,908
Base management fee payable	14,044	12,372
Part I incentive fee payable	8,715	9,309
Due to FSC CT	3,552	2,464
Interest payable	11,655	5,797
Amounts payable to syndication partners	61	3,817
Payables from unsettled transactions	112,114	—
Credit facilities payable	617,495	317,395
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,121	409,878
Secured borrowings at fair value (proceeds of $22,525 and $84,750 at December 31, 2014 and September 30, 2014, respectively)	22,246	84,803
Total liabilities	1,543,869	1,189,743
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 153,340 shares issued and outstanding at December 31, 2014 and September 30, 2014	1,533	1,533
Additional paid-in-capital	1,649,086	1,649,086
Net unrealized appreciation (depreciation) on investments and secured borrowings	(47,065)	1,178
Net realized loss on investments, secured borrowings and interest rate swap	(170,004)	(152,416)
Accumulated overdistributed net investment income	(27,919)	(20,906)
Total net assets (equivalent to $9.17 and $9.64 per common share at December 31, 2014 and September 30, 2014, respectively) (Note 12)	1,405,631	1,478,475
Total liabilities and net assets	$2,949,500	$2,668,218
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Interest income:
Control investments	$6,264	$2,419
Affiliate investments	1,097	766
Non-control/Non-affiliate investments	45,170	45,296
Interest on cash and cash equivalents	10	3
Total interest income	52,541	48,484
PIK interest income:
Control investments	1,765	2,408
Affiliate investments	215	335
Non-control/Non-affiliate investments	2,424	2,870
Total PIK interest income	4,404	5,613
Fee income:
Control investments	623	567
Affiliate investments	12	170
Non-control/Non-affiliate investments	17,267	16,401
Total fee income	17,902	17,138
Dividend and other income:
Control investments	1,138	—
Non-control/Non-affiliate investments	307	96
Total dividend and other income	1,445	96
Total investment income	76,292	71,331
Expenses:
Base management fee	14,155	12,059
Part I incentive fee	8,715	9,054
Professional fees	1,164	1,025
Board of Directors fees	180	155
Interest expense	13,992	10,213
Administrator expense	1,247	853
General and administrative expenses	1,780	1,754
Total expenses	41,233	35,113
Base management fee waived	(111)	—
Net expenses	41,122	35,113
Net investment income	35,170	36,218
Unrealized appreciation (depreciation) on investments:
Control investments	(10,469)	420
Affiliate investments	(135)	783
Non-control/Non-affiliate investments	(37,971)	(6,921)
Net unrealized depreciation on investments	(48,575)	(5,718)
Net unrealized appreciation on secured borrowings	332	—
Realized gain (loss) on investments and secured borrowings:
Affiliate investments	43	—
Non-control/Non-affiliate investments	(17,631)	3,206
Net realized gain (loss) on investments and secured borrowings	(17,588)	3,206
Net increase (decrease) in net assets resulting from operations	$(30,661)	$33,706
Net investment income per common share — basic	$0.23	$0.26
Earnings (loss) per common share — basic	$(0.20)	$0.24
Weighted average common shares outstanding — basic	153,340	139,126
Net investment income per common share — diluted	$0.23	$0.26
Earnings (loss) per common share — diluted	$(0.20)	$0.24
Weighted average common shares outstanding — diluted	161,130	149,916
Distributions per common share	$0.28	$0.24
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Operations:
Net investment income	$35,170	$36,218
Net unrealized depreciation on investments	(48,575)	(5,718)
Net unrealized appreciation on secured borrowings	332	—
Net realized gain (loss) on investments and secured borrowings	(17,588)	3,206
Net increase (decrease) in net assets resulting from operations	(30,661)	33,706
Stockholder transactions:
Distributions to stockholders	(42,183)	(33,613)
Net decrease in net assets from stockholder transactions	(42,183)	(33,613)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	2,061	3,411
Repurchase of common stock under stock repurchase program	—	(406)
Repurchase of common stock under dividend reinvestment program	(2,061)	(2,002)
Net increase (decrease) in net assets from capital share transactions	—	1,003
Total increase (decrease) in net assets	(72,844)	1,096
Net assets at beginning of period	1,478,475	1,368,872
Net assets at end of period	$1,405,631	$1,369,968
Net asset value per common share	$9.17	$9.85
Common shares outstanding at end of period	153,340	139,138
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$(30,661)	$33,706
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	48,575	5,718
Net unrealized appreciation on secured borrowings	(332)	—
Net realized (gains) losses on investments and secured borrowings	17,588	(3,206)
PIK interest income	(4,404)	(5,613)
Recognition of fee income	(17,902)	(17,138)
Accretion of original issue discount on investments	(258)	(164)
Accretion of original issue discount on unsecured notes payable	244	—
Amortization of deferred financing costs	1,349	1,405
Changes in operating assets and liabilities:
Fee income received	17,345	16,920
Increase in restricted cash	(23,979)	—
(Increase) decrease in interest, dividends and fees receivable	9	(1,342)
Increase in due from portfolio companies	(4,275)	(1,280)
Increase in receivables from unsettled transactions	(51,103)	—
Increase in other assets	(94)	(135)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(42)	1,982
Increase in base management fee payable	1,672	2,435
Increase (decrease) in Part I incentive fee payable	(594)	1,879
Increase in due to FSC CT	1,088	1,293
Increase in interest payable	5,858	4,072
Increase (decrease) in payables from unsettled transactions	112,114	(35,716)
Decrease in amounts payable to syndication partners	(3,756)	—
Purchases of investments and net revolver activity	(722,328)	(650,118)
Principal payments received on investments (scheduled payments)	5,790	10,346
Principal payments received on investments (payoffs)	250,483	43,746
PIK interest income received in cash	658	4,226
Proceeds from the sale of investments	178,665	111,556
Net cash used in operating activities	(218,290)	(475,428)
Cash flows from financing activities:
Distributions paid in cash	(40,122)	(30,202)
Borrowings under SBA debentures payable	—	29,000
Borrowings under credit facilities	355,600	475,057
Repayments of borrowings under credit facilities	(55,500)	(98,829)
Repayments of secured borrowings	(62,099)	—
Repurchases of common stock under stock repurchase program	—	(406)
Repurchases of common stock under dividend reinvestment plan	(2,061)	(2,002)
Deferred financing costs paid	—	(1,432)
Offering costs paid	—	(517)
Net cash provided by financing activities	195,818	370,669
Net decrease in cash and cash equivalents	(22,472)	(104,759)
Cash and cash equivalents, beginning of period	86,731	147,359
Cash and cash equivalents, end of period	$64,259	$42,600
Supplemental information:
Cash paid for interest	$6,601	$4,834
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,061	$3,411
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$15,056	$15,045	$14,997
LC Facility, 8.5% cash due 12/31/2016 (10)			(4)	—
746,114 Series A Preferred Units			14,909	18,013
746,114 Common Stock Units			5,316	5,094
			35,266	38,104
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	8,865
First Lien Revolver, 8% cash due 5/31/2016		465	465	257
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC			5,200	—
			25,237	9,122
HFG Holdings, LLC (16)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		96,871	96,871	95,812
875,933 Class A Units			22,347	27,511
			119,218	123,323
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		15,390	15,390	15,125
10,104,401 Common Units			10,104	11,860
			25,494	26,985
First Star Speir Aviation 1 Limited (12)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		47,823	47,823	48,870
2,058,411.64 Common Units			2,058	4,473
			49,881	53,343
First Star Bermuda Aviation Limited (12)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,844	24,844	25,228
4,293,042 Common Units			4,294	5,469
			29,138	30,697
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,337	12,337	12,127
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,370	3,370	3,317
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,795
			22,654	24,086
Senior Loan Fund JV I, LLC (12)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		61,723	61,723	61,831
87.5% LLC equity interest (6)			6,858	4,756
			68,581	66,587
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, LIBOR+8% cash due 12/18/2016 (14)		500	500	500
100 units in FSFC Miche, Inc.			5,306	5,306
			5,806	5,806
Total Control Investments (26.9% of net assets)			$381,275	$378,053
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,192	$9,192	$9,016
1,080,399 shares of Series A Preferred Stock			1,080	3,935
			10,272	12,951
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		740	740	763
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,506	26,506	26,213
4,668,788 Shares of Preferred Stock			—	463
			27,246	27,439
Total Affiliate Investments (2.9% of net assets)			$37,518	$40,390
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock (6)			$849	$788
			849	788
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,358	4,357	4,323
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,522	11,522	11,461
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			18,145	18,050
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		31,726	31,703	31,166
414,419 Common Units			598	1,011
			32,301	32,177
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	492
			642	492
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (12)			643	629
			643	629
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		15,823	14,441	12,727
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			14,941	12,727
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		4,654	4,636	4,633
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,604	9,592	9,561
			14,228	14,194
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		10,500	10,456	10,445
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,014	15,974	15,969
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		1,500	1,486	1,500
			27,916	27,914
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	5,988
			3,393	5,988
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			380	266
			380	266
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016 (14)		10,492	10,422	10,446
			10,422	10,446
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	647
			265	647
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		2,261	2,227	2,167
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		32,914	31,410	19,908
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,214	3,178	3,214
			36,815	25,289

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		$34,748	$34,290	$18,125
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/29/2017 (14)			—	—
			34,290	18,125
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,636	16,143	16,442
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,400	38,169	38,043
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,256	1,168	1,248
			55,480	55,733
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		22,006	21,908	21,610
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,643	33,419	32,679
First Lien Term Loan C, 12% cash due 9/30/2018		3,413	3,413	3,383
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,567	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	617
			61,612	59,889
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (12)			847	775
			847	775
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		25,069	24,999	25,466
Senior Revolver, LIBOR+6% cash due 11/4/2018 (14)		500	486	500
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		1,250	1,250	1,250
			26,735	27,216
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (12)			1,334	1,322
			1,334	1,322
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,862	29,740	29,502
317,282.97 Class A Units			317	661
			30,057	30,163
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (12)			656	787
			656	787
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,762	16,703	16,299
264.37 Class A Preferred Units			115	125
2,954.87 Class A Common Units			36	464
			16,854	16,888
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (12)			619	431
			619	431
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		7,766	7,709	7,888
Senior Term Loan B, 12.5% cash due 3/30/2017		7,000	6,963	6,901
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(27)	—
			14,645	14,789
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (12)	Multi-sector holdings		$498	$447
			498	447
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			499	615
50,000 Common Shares (6)			1	53
			500	668
Ansira Partners, Inc. (9)	Advertising
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(14)			(4)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	331
			246	331
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (14)		$17,000	17,000	6,800
			17,000	6,800
I Drive Safely, LLC	Education services
75,000 Class A Common Units of IDS Investments, LLC			1,000	766
			1,000	766
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		10,692	10,675	10,866
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		8,290	8,282	8,102
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(14)			(6)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	4,507
			20,451	23,475
Specialized Education Services, Inc.	Education services
First Lien Term Loan A, LIBOR+7% (1.5% floor) cash due 6/28/2017 (14)		8,193	8,193	7,932
Subordinated Term Loan B, 11% cash 1.5% PIK due 6/28/2018		18,181	18,181	17,588
			26,374	25,520
Vitalyst Holdings, Inc. (formerly known as PC Helps Support, LLC)	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,165	19,165	18,671
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	816
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,915	19,487
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			567	515
			567	515
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (14)		25,000	25,000	25,168
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (14)			—	—
			25,000	25,168
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (14)		23,304	23,304	23,159
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (14)		1,358	1,358	1,340
			24,662	24,499
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	3,116
			1,500	3,116
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,416	14,416	14,171
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,549
			16,416	16,720
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
Mezzanine Term Loan, 11% cash 1.5% PIK due 6/20/2019		$5,114	$5,114	$5,038
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (14)		609	609	603
4,950,000 Preferred Units in GRG Holdings, LP			495	501
50,000 Common Units in GRG Holdings, LP			5	—
			6,223	6,142
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		14,861	14,853	14,861
Senior Delayed Draw Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		99	99	99
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (10)(14)			(1)	—
			14,951	14,960
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,826	12,826	12,426
500 units Class A Common Units in Omniplex Holdings Corp.			500	586
			13,326	13,012
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		16,031	16,031	15,931
			16,031	15,931
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		23,250	23,250	23,018
			23,250	23,018
Aderant North America, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (14)		7,000	7,000	6,983
			7,000	6,983
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)		107,863	107,855	107,282
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)			—	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,349
			109,666	108,631
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,939	14,939	14,939
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	924
			15,496	15,863
EducationDynamics, LLC (9)	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		13,045	13,045	12,674
			13,045	12,674
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (12)			874	761
			874	761
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(434)	—
			(434)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,712
			24,000	23,712
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,444	10,481
			10,444	10,481

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019		$4,976	$4,976	$4,920
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		10,000	10,000	9,650
			14,976	14,570
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			5,778	5,687
			5,778	5,687
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,334	13,334	12,934
			13,334	12,934
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (14)		2,150	2,148	2,082
			2,148	2,082
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (14)		2,478	2,478	2,469
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 1/23/2021 (14)		19,500	19,500	19,208
			21,978	21,677
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (11) (14)		13,500	13,500	13,612
			13,500	13,612
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,360
50,000 Common Units in AB Group Holdings, LP			500	501
			32,500	31,861
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(14)		7,500	7,500	7,439
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(14)		22,000	22,000	21,819
			29,500	29,258
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		17,500	17,332	17,481
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	720
			17,545	18,201
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,813	13,787	13,730
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		2,904	2,899	2,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		4,240	4,234	4,240
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	954
			21,920	21,828
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		44,775	44,742	44,177
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)(14)			(4)	—
2,000,000 in T5 Investment Vehicle, LLC			2,000	1,887
			46,738	46,064
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	25,000	25,000	24,589
			25,000	24,589
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,721	$5,721	$5,441
450 Class A Preferred Units in Kason Investment, LLC			450	493
5,000 Class A Common Units in Kason Investment, LLC			50	27
			6,221	5,961
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		55,000	54,978	54,804
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		5,500	5,497	5,500
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		25,000	24,951	24,687
			85,426	84,991
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (12)			572	507
			572	507
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (14)		24,000	24,000	23,940
			24,000	23,940
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,265	38,880
2,500,000 Class A Common Units in Vandelay Industries, L.P. (6)			958	1,764
			40,223	40,644
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (14)		8,000	8,000	7,800
			8,000	7,800
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (14)		16,543	16,412	16,006
			16,412	16,006
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)		10,602	10,564	10,262
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(14)			(4)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	979
			11,560	11,241
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (14)		24,891	24,854	24,378
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (10)(14)			(5)	—
			24,849	24,378
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (12)			1,008	970
			1,008	970
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,252	12,252	12,167
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	4,087
			15,252	16,254
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		43,442	43,370	43,420
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		2,000	1,982	2,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,116
			47,352	47,536
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (12)			301	301
			301	301
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,543	$9,543	$9,491
50 Series A Preferred Shares in Long's Drugs Incorporated			500	597
			10,043	10,088
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,737	19,895
118,577 Common Stock Warrants (exercise price $10.12)			321	18
			20,058	19,913
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	19,497
			20,000	19,497
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,919	4,927
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	227
			5,024	5,154
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		95,000	94,992	95,164
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(14)			(1)	—
200,000 Class A Units in CIP OCL Investments, LLC			2,544	2,839
			97,535	98,003
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,709	14,912
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	261
			15,076	15,173
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (14)		18,000	18,000	17,820
			18,000	17,820
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	2,880
			3,000	2,880
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		22,608	22,601	21,655
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(1)	—
			22,600	21,655
Total Military Management, Inc.	Air freight and logistics
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)		2,571	2,571	2,575
			2,571	2,575
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,843	14,690
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	149
			15,024	14,839
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (14)		6,600	6,593	6,551
			6,593	6,551
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		42,000	42,000	41,288
			42,000	41,288
Puerto Rico Cable Acquisition Company Inc.	Cable & satellite
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 5/30/2019 (12)(14)		27,000	27,000	26,663
			27,000	26,663
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			$100	$100
			100	100
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		$12,942	12,695	11,648
118.4211 Common Stock Warrants (exercise price $0.01)			—	558
			12,695	12,206
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	14,893	14,897
1,078,284 Common Stock Warrants (exercise price $0.9274)			113	113
			15,006	15,010
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,028	6,028	6,035
300,000 Class A Common Units in RPLF Holdings, LLC			300	133
			6,328	6,168
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,022
			15,000	15,022
TV Borrower US, LLC (12)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (14)		30,000	30,000	29,049
			30,000	29,049
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)(12)			—	—
			—	—
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)(12)			—	—
			—	—
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	40,030
			40,000	40,030
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		65,207	65,158	64,779
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(4)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	4,249
			69,654	69,028
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (14)		5,000	4,976	4,788
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (14)		37,000	36,104	35,335
			41,080	40,123
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (14)		36,200	36,181	36,200
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (10)(14)			(1)	—
			36,180	36,200
GOBP Holdings Inc.	Food retail
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 10/21/2021 (14)		5,000	5,000	5,013
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (14)		11,000	11,000	10,918
			16,000	15,931
Kellermeyer Bergensons Services, LLC	Diversified support services
First Lien Term Loan, LIBOR+5.00% (1% floor) cash due 10/29/2021 (14)		500	500	498
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (14)		13,300	13,300	13,234
			13,800	13,732

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$20,000	$20,000	$20,000
			20,000	20,000
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		6,000	6,000	5,940
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		34,000	34,000	33,490
			40,000	39,430
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		30,000	29,975	30,000
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		68	64	68
			30,039	30,068
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	16,001	16,065
			16,001	16,065
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		25,000	24,976	25,000
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (10)(14)			(5)	—
			24,971	25,000
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	17,000
			17,000	17,000
TransFirst Holdings Inc.	Consumer finance
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 11/11/2022 (14)		4,900	4,900	4,852
			4,900	4,852
Creganna Finance (US) LLC (12)	Healthcare services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/1/2022 (14)		9,000	9,000	9,045
			9,000	9,045
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,956	4,955
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	45
			5,001	5,000
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,941	4,940
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	60
			5,001	5,000
Compuware Holdings, LLC	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/11/2019 (14)		3,500	3,500	3,448
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (14)		10,000	9,802	9,515
Bridge Loan, LIBOR+5.25% (1% floor) cash due 12/11/2015 (14)		1,500	1,500	1,496
			14,802	14,459
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/31/2020 (14)		2,500	2,500	2,478
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,700	18,373
			21,200	20,851
Accuvant Finance, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/15/2021 (14)		10,500	10,500	10,395
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/15/2022 (14)		9,000	9,000	9,045
			19,500	19,440
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		9,000	8,645	8,505
			8,645	8,505
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		$115,700	$115,639	$115,700
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		4,267	4,260	4,267
			119,899	119,967
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (14)		15,000	15,000	14,775
			15,000	14,775
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (14)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)		4,000	4,000	4,000
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)			—	—
487.5 Class A Preferred Units			488	488
12,500 Class B Common Units			13	13
			4,501	4,501
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (14)		36,200	36,164	36,199
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(14)			(8)	—
			36,156	36,199
Total Non-Control/Non-Affiliate Investments (163.9% of net assets)			$2,350,146	$2,303,152
Total Portfolio Investments (193.6% of net assets)			$2,768,939	$2,721,595
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments are defined by the Investment Company Act of 1940 (“1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
JTC Education, Inc.	November 25, 2014	-13.25% on Term Loan	+13.25% on Term Loan	Per loan amendment
Refac Optical Group	August 22, 2014	+1.0% on Revolver	+1.0% on Term Loan A +1.0% on Term Loan B +1.0% on Term Loan C	Per loan amendment
EducationDynamics, LLC	August 14, 2014	-12.0% on Term Loan	+12.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+2.0% on Term Loan	Per loan amendment
Credit Infonet, Inc.	July 1, 2014	-1.25% on Term Loan	+1.25% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	+ 0.75% on Senior Term Loan and Revolver - 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
TransTrade Operators, Inc.	August 1, 2014	- 11.0% on Term Loan	+ 7.0% on Term Loan	Per loan amendment
HealthDrive Corporation	October 1, 2013	- 1.0% on Term Loan A - 3.0% on Term Loan B	+ 3.0% on Term Loan A + 4.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Revolver		Tier pricing per loan agreement
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B and Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Schedule of Investments. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(14)
The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(15)
Each of the Company's investments are pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(16)
The Company, through its investments in HFG Holdings, LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company's debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings' equity investment in Healthcare Finance Group, LLC.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
December 31, 2014
(unaudited)

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,942	$14,925	$14,905
LC Facility, 8.5% cash due 12/31/2016 (10)			(6)	—
746,114 Series A Preferred Units			14,460	17,564
746,114 Common Stock Units			5,316	6,113
			34,695	38,582
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,572	15,572	11,109
First Lien Revolver, 8% cash due 5/31/2016			—	—
596.67 Series A Common Units			—	—
1,403,922 Series A Preferred Units in TransTrade Holdings LLC			2,000	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC			5,200	—
			22,772	11,109
HFG Holdings, LLC (16)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		96,378	96,378	96,935
875,933 Class A Units			22,347	31,786
			118,725	128,721
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		16,840	16,840	16,556
10,104,401 Common Units (6)			10,105	10,328
			26,945	26,884
First Star Speir Aviation 1 Limited (12)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		60,773	60,773	61,155
2,058,411.64 Common Units (6)			2,058	3,572
			62,831	64,727
First Star Bermuda Aviation Limited (12)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		35,045	35,045	35,606
4,293,736 Common Units			4,294	5,839
			39,339	41,445
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,088	12,088	11,924
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,301	3,301	3,262
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,738
			22,336	23,771
Senior Loan Fund JV I, LLC (12)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		53,984	53,984	53,984
87.5% LLC equity interest			5,998	5,649
			59,982	59,633
Total Control Investments (26.7% of net assets)			$387,625	$394,872
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,145	$9,145	$9,062
1,080,399 shares of Series A Preferred Stock			1,080	3,805
			10,225	12,867
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		1,206	1,203	1,222
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,337	26,329	26,032
4,668,788 Shares of Preferred Stock			—	643
			27,532	27,897
Total Affiliate Investments (2.8% of net assets)			$37,757	$40,764
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock			$849	$819
			849	819
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,325	4,323	4,287
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,376	11,376	11,373
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			17,965	17,926
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		32,014	31,982	32,015
414,419 Common Units (6)			598	1,019
			32,580	33,034
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	492
			642	492
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			643	629
			643	629
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,436	14,449
17,391 Shares of Series A-1 Preferred Stock			313	89
17,391 Shares of Common Stock			187	—
			14,936	14,538
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015		5,046	5,023	5,028
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015		9,568	9,546	9,537
			14,569	14,565
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		10,750	10,688	10,705
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,013	15,957	15,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		500	479	500
			27,124	27,188
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	5,835
			3,393	5,835
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015 (14)		17,936	16,778	5,856
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (14)		1,000	974	500
10,371 shares of series A preferred equity interest			1,037	—
1,358.854 shares of series C preferred equity interest			136	—
146,289 shares of series D common equity interest			1,463	—
			20,388	6,356
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			368	254
			368	254

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Drugtest, Inc. (9)	Human resources & employment services
First Lien Term Loan A, LIBOR+7.5% (0.75% floor) cash due 6/27/2018 (14)		$13,297	$13,211	$13,406
First Lien Term Loan B, LIBOR+10% (1% floor) cash 1.5% PIK due 6/27/2018 (14)		13,395	13,356	13,344
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/27/2018 (10)(14)			(19)	—
Acquisition Line, LIBOR+5.75% cash due 6/27/2015 (14)		9,100	9,100	9,100
			35,648	35,850
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016		10,823	10,722	10,794
			10,722	10,794
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	602
			265	602
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,675	3,632	3,524
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		31,590	31,389	30,154
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,000	2,955	3,000
			37,976	36,678
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		34,572	34,259	30,309
First Lien Revolver, LIBOR+5.5% (1.75% floor) cash due 12/29/2017 (14)			—	—
			34,259	30,309
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,722	16,165	16,576
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,500	38,243	38,256
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,260	1,160	1,255
			55,568	56,087
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		21,950	21,832	21,643
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,408	33,161	32,707
First Lien Term Loan C, 12% cash due 9/30/2018		3,405	3,405	3,401
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,557	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	134
			61,260	59,485
Charter Brokerage, LLC	Oil & gas equipment services
Senior Term Loan, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (14)		27,215	27,166	27,198
Mezzanine Term Loan, 11.75% cash 2% PIK due 10/10/2017		12,217	12,182	12,190
Senior Revolver, LIBOR+6.5% (1.5% floor) cash due 10/10/2016 (10)(14)			(26)	—
			39,322	39,388
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			826	753
			826	753
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		19,787	19,707	20,323
Senior Revolver, LIBOR+6% cash due 11/4/2018 (14)		1,500	1,484	1,500
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		750	750	750
			21,941	22,573
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (6)(12)			$1,131	$1,118
			1,131	1,118
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		$29,740	29,607	29,726
317,282.97 Class A Units (6)			317	609
			29,924	30,335
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			656	787
			656	787
The MedTech Group, Inc. (9)	Healthcare equipment
Senior Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/7/2016 (14)		7,460	7,415	7,427
			7,415	7,427
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,698	16,632	16,673
264.37 Class A Preferred Units			115	122
2,954.87 Class A Common Units (6)			36	478
			16,783	17,273
CRGT, Inc.	IT consulting & other services
Mezzanine Term Loan, 12.5% cash 3% PIK due 3/9/2018		27,566	27,421	27,741
			27,421	27,741
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (6)(12)			578	390
			578	390
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		7,947	7,880	7,956
Senior Term Loan B, 12.5% cash due 3/30/2017		7,000	6,958	7,006
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(30)	—
			14,808	14,962
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (6)(12)			498	447
			498	447
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			499	604
50,000 Common Shares			1	1
			500	605
Ansira Partners, Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (14)		5,329	5,286	5,321
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(14)			(5)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	331
			5,531	5,652
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (14)		17,000	17,000	16,815
			17,000	16,815

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
I Drive Safely, LLC	Education services
75,000 Class A Common Units of IDS Investments, LLC			$1,000	$902
			1,000	902
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		$11,007	10,978	11,010
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		8,290	8,278	8,287
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(14)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	4,286
			20,746	23,583
Specialized Education Services, Inc.	Education services
First Lien Term Loan A, LIBOR+7% (1.5% floor) cash due 6/28/2017 (14)		8,554	8,554	8,411
Subordinated Term Loan B, 11% cash 1.5% PIK due 6/28/2018		18,112	18,112	17,903
			26,666	26,314
Vitalyst Holdings, Inc. (formerly known as PC Helps Support, LLC)	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,092	19,092	18,999
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	807
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,842	19,806
Olson + Co., Inc. (9)	Advertising
First Lien Term Loan, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (14)		8,556	8,556	8,553
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 9/30/2017 (14)			—	—
			8,556	8,553
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			567	525
			567	525
Deltek, Inc. (9)	IT consulting & other services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 10/10/2019 (14)		25,000	25,000	25,127
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (14)			—	—
			25,000	25,127
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (14)		23,304	23,304	23,190
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (14)			—	—
			23,304	23,190
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	2,507
			1,500	2,507
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,362	14,362	14,342
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,570
			16,362	16,912
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Senior Term Loan, LIBOR+5% (1.25% floor) cash due 12/20/2018 (14)		6,984	6,984	6,975
Mezzanine Term Loan, 11% cash 1.5% PIK due 6/20/2019		5,095	5,095	5,100
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (14)		391	391	391
4,950,000 Preferred Units in GRG Holdings, LP			495	432
50,000 Common Units in GRG Holdings, LP			5	—
			12,970	12,898

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC	Education services
First Lien Term Loan A, LIBOR+6% (1.25% floor) cash due 12/21/2017 (14)		$46,360	$46,355	$46,360
First Lien Term Loan B, LIBOR+8.35% (1.25% floor) cash 3.15% PIK due 12/21/2017 (14)		27,975	27,973	27,976
First Lien Revolver, LIBOR+6% (1.25% floor) cash due 12/21/2017 (10)(14)			(1)	—
			74,327	74,336
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,785	12,785	12,681
500 units Class A Common Units in Omniplex Holdings Corp.			500	575
			13,285	13,256
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		15,990	15,990	16,053
			15,990	16,053
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		21,500	21,500	21,656
			21,500	21,656
Aderant North America, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.25% floor) cash due 6/20/2019 (14)		7,000	7,000	7,036
			7,000	7,036
AdVenture Interactive, Corp.	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)(14)		108,989	108,968	109,249
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(14)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,325
			110,778	110,574
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,893	14,893	14,934
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	701
			15,450	15,635
EducationDynamics, LLC (9)	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		12,462	12,462	12,035
			12,462	12,035
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (6)(12)			874	761
			874	761
Devicor Medical Products, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5% (2% floor) cash due 7/8/2015 (14)		12,785	12,785	12,782
			12,785	12,782
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(472)	—
			(472)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,914
			24,000	23,914
Rocket Software, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,443	10,452
			10,443	10,452
TravelClick, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/6/2019		4,988	4,988	4,994
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		10,000	10,000	9,971
			14,988	14,965
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			4,056	3,966
			4,056	3,966
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		$13,292	$13,292	$13,387
			13,292	13,387
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (14)		2,150	2,148	2,150
			2,148	2,150
Meritas Schools Holdings, LLC	Education services
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 6/25/2019 (14)		8,345	8,345	8,336
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 1/23/2021 (14)		19,500	19,500	19,493
			27,845	27,829
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (11) (14)		13,500	13,500	13,580
			13,500	13,580
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,767
50,000 Common Units in AB Group Holdings, LP			500	294
			32,500	32,061
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(14)		7,500	7,500	7,500
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(14)		22,000	22,000	22,000
			29,500	29,500
HealthEdge Software, Inc.	Application software
Second Lien Term Loan, 12% cash due 9/30/2018		17,500	17,320	17,463
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	722
			17,533	18,185
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,813	13,813	13,872
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,179	4,179	4,179
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)			—	—
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,169
			18,992	19,220
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018			—	—
			—	—
CT Technologies Intermediate Holdings, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/4/2020 (14)		12,000	12,000	11,920
			12,000	11,920
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		45,000	45,000	44,780
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (14)			—	—
2,000,000 in T5 Investment Vehicle, LLC (6)			2,000	1,667
			47,000	46,447
Epic Health Services, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)		25,000	25,000	24,877
			25,000	24,877
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,695	5,695	5,630
450 Class A Preferred Units in Kason Investment, LLC			450	396
5,000 Class A Common Units in Kason Investment, LLC			50	—
			6,195	6,026
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		$55,000	$55,000	$55,457
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)			—	—
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		25,000	25,000	25,067
			80,000	80,524
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (6)(12)			585	521
			585	521
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (14)		24,000	24,000	24,353
			24,000	24,353
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, L+4% (1% floor) cash due 10/31/2018			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		27,001	27,001	27,251
2,500,000 Class A Common Units in Vandelay Industries, L.P.			2,500	3,461
			29,501	30,712
Vitera Healthcare Solutions, LLC	Healthcare technology
First Lien Term Loan, LIBOR+5% (1% floor) cash due 11/4/2020 (14)			—	—
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (14)		8,000	8,000	8,083
			8,000	8,083
SugarSync, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (0.5% floor) cash due 11/18/2016 (14)		6,500	6,500	6,500
			6,500	6,500
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (14)		13,600	13,600	13,609
			13,600	13,609
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)		10,670	10,666	10,611
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)			—	—
100,000 Common Units in OSYS Holdings, LLC			1,000	961
			11,666	11,572
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (14)		25,050	25,047	24,864
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (14)			—	—
			25,047	24,864
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (6)(12)			715	677
			715	677
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,189	12,189	12,330
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,973
			15,189	16,303
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		43,721	43,708	43,474
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		3,500	3,497	3,500
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,142
			49,205	49,116
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			$274	$274
			274	274
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,519	9,518	9,530
50 Series A Preferred Shares in Long's Drugs Incorporated			500	548
			10,018	10,078
American Cadastre, LLC	Systems software
First Lien Revolver, LIBOR+5% (1% floor) cash due 8/14/2015 (14)		5,595	5,592	5,345
			5,592	5,345
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,721	20,294
118,577 Common Stock Warrants (exercise price $10.12)			321	69
			20,042	20,363
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	19,640
			20,000	19,640
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,913	4,998
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			104	79
			5,017	5,077
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		55,000	54,969	55,154
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		2,000	1,998	2,000
200,000 Class A Units in CIP OCL Investments, LLC			2,000	1,755
			58,967	58,909
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,686	15,115
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	282
			15,053	15,397
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (14)		18,000	18,000	18,044
			18,000	18,044
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	3,020
			3,000	3,020
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		22,752	22,734	22,873
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(3)	—
			22,731	22,873
Total Military Management, Inc.	Air freight and logistics
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)		9,750	9,750	9,759
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)			—	—
First Lien Revolver, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)			—	—
			9,750	9,759
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,834	14,992
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	17
			15,015	15,009

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (14)		$6,600	$6,592	$6,605
			6,592	6,605
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		42,000	42,000	42,010
			42,000	42,010
Puerto Rico Cable Acquisition Company Inc.	Cable & satellite
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 5/30/2019 (12)(14)		27,000	27,000	27,019
			27,000	27,019
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			10	10
			10	10
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		9,975	9,975	9,325
118.4211 Common Stock Warrants (exercise price $0.01)			—	557
			9,975	9,882
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	15,000	15,000
1,078,284 Common Stock Warrants (exercise price $0.9274)			—	—
			15,000	15,000
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,013	6,013	6,013
300,000 Class A Common Units in RPLF Holdings, LLC			300	300
			6,313	6,313
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,000
			15,000	15,000
TV Borrower US, LLC (12)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (14)		30,000	30,000	30,000
			30,000	30,000
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)(12)			—	—
			—	—
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)(12)			—	—
			—	—
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	40,000
			40,000	40,000
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		112,500	112,434	112,500
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(6)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	4,500
			116,928	117,000
Total Non-Control/Non-Affiliate Investments (139.4% of net assets)			$2,069,301	$2,060,278
Total Portfolio Investments (168.8% of net assets)			$2,494,683	$2,495,914

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Refac Optical Group	August 22, 2014	+1.0% on Revolver	+1.0% on Term Loan A +1.0% on Term Loan B +1.0% on Term Loan C	Per loan amendment
EducationDynamics, LLC	August 14, 2014	-12.0% on Term Loan	+12.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+2.0% on Term Loan	Per loan amendment
Credit Infonet, Inc.	July 1, 2014	-1.25% on Term Loan	+1.25% on Term Loan	Per loan amendment
HealthDrive Corporation	July 1, 2014	-1.0% on Term Loan A -3.0% on Term Loan B	+3.0% on Term Loan A +4.0% on Term Loan B	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	+ 0.75% on Senior Term Loan and Revolver - 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Olson + Co., Inc.	December 13, 2013	+ 0.25% on Term Loan and Revolver		Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
TransTrade Operators, Inc.	August 1, 2014	- 11.0% on Term Loan	+ 7.0% on Term Loan	Per loan amendment
Miche Bag, LLC	July 26, 2013	- 3.0% on Term Loan B	- 1.0% on Term Loan B	Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Term Loan and Revolver		Tier pricing per loan agreement
Drugtest, Inc.	June 27, 2013	- 1.5% on Term Loan A - 0.75% on Term Loan B - 0.25% on Revolver	- 0.5% on Term Loan B	Per loan amendment
The MedTech Group, Inc.	June 21, 2013	- 0.5% on Term Loan		Per loan amendment
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan agreement
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
JTC Education, Inc.	January 1, 2013	+ 0.25% on Term Loan		Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	– 1.0% on Term Loan A, Term Loan B and Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Schedule of Investments. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(14)
The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

(15)
Each of the Company's investments are pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(16)
The Company, through its investments in HFG Holdings, LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company's debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings' equity investment in Healthcare Finance Group, LLC.

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Fifth Street Mezzanine Partners III, L.P. (the "Partnership"), a Delaware limited partnership, was organized on February 15, 2007 to primarily invest in debt securities of small and middle market companies. FSMPIII GP, LLC was the Partnership's general partner (the "General Partner"). The Partnership's investments were managed by Fifth Street Management LLC (the "Investment Adviser"). The General Partner and Investment Adviser were under common ownership.
Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the "Company"), an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Fifth Street Finance Corp. is managed by the Investment Adviser.
The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Company. These subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company's Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol "FSC." The following table reflects common stock offerings that have occurred from inception through December 31, 2014:

Date	Transaction	Shares	Offering price		Gross proceeds
June 17, 2008	Initial public offering	10,000,000	$14.12		141.2 million
July 21, 2009	Follow-on public offering (including underwriters' exercise of over-allotment option)	9,487,500	9.25		87.8 million
September 25, 2009	Follow-on public offering (including underwriters' exercise of over-allotment option)	5,520,000	10.50		58.0 million
January 27, 2010	Follow-on public offering	7,000,000	11.20		78.4 million
February 25, 2010	Underwriters' partial exercise of over-allotment option	300,500	11.20		3.4 million
June 21, 2010	Follow-on public offering (including underwriters' exercise of over-allotment option)	9,200,000	11.50		105.8 million
December 2010	At-the-Market offering	429,110	11.87	(1)	5.1 million
February 4, 2011	Follow-on public offering (including underwriters' exercise of over-allotment option)	11,500,000	12.65		145.5 million
June 24, 2011	Follow-on public offering (including underwriters' partial exercise of over-allotment option)	5,558,469	11.72		65.1 million
January 26, 2012	Follow-on public offering	10,000,000	10.07		100.7 million
September 14, 2012	Follow-on public offering (including underwriters' partial exercise of over-allotment option)	8,451,486	10.79		91.2 million
December 7, 2012	Follow-on public offering	14,000,000	10.68		149.5 million
December 14, 2012	Underwriters' partial exercise of over-allotment option	725,000	10.68		7.7 million
April 15, 2013	Follow-on public offering	13,500,000	10.85		146.5 million
April 26, 2013	Underwriters' partial exercise of over-allotment option	935,253	10.85		10.1 million
September 26, 2013	Follow-on public offering (including underwriters' partial exercise of over-allotment option)	17,643,000	10.31		181.9 million
July 11, 2014	Follow-on public offering	13,250,000	9.95		131.8 million
September 2014	At-the-Market offering	841,456	9.86	(1)	8.3 million
 ______________

(1)	Average offering price.
On February 3, 2010, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC licenses allow the Company's SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital.
As of December 31, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.0 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of December 31, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.7 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of December 31, 2014, the $225.0 million of SBA-guaranteed debentures held by the Company's SBIC subsidiaries carry a weighted average interest rate of 3.323%.
For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $2.4 million and $1.9 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a "change of control" or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, the Company's SBIC subsidiaries may also be limited in their ability to make distributions to the Company if they do not have sufficient capital, in accordance with SBA regulations.
The Company's SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC subsidiaries will receive SBA-guaranteed debenture funding and is further dependent upon the SBIC subsidiaries continuing to be in compliance with SBA regulations and policies.
The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders in the event the Company liquidates the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default.
The Company has received exemptive relief from the Securities and Exchange Commission ("SEC") to permit it to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $225 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Consolidated Financial Statements have been made. The financial results of the Company's portfolio investments are not consolidated in the Company's Consolidated Financial Statements. As provided under ASU 2013-08 which amended Accounting Standards Codification ("ASC") 946 – Financial Services – Investment Companies ("ASC 946"), the Company is an investment company as it is regulated under the 1940 Act.
Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions and conditions. The most significant estimates inherent in the preparation of the Company's Consolidated Financial Statements are the valuation of investments and revenue recognition.
The Consolidated Financial Statements include portfolio investments at fair value of $2.7 billion and $2.5 billion at December 31, 2014 and September 30, 2014, respectively. The portfolio investments represent 193.6% and 168.8% of net assets at December 31, 2014 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation; "Affiliate Investments" are defined as investments in companies in which the Company owns between 5% and 25% of the voting securities; and "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.
Consolidation:
As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of certain of the Company's wholly-owned subsidiaries in its consolidated financial statements.

Fair Value Measurements:
The Financial Accounting Standards Board ("FASB") ASC 820 Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Assets and liabilities recorded at fair value in the Company's Consolidated Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
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

Under ASC 820, the Company performs detailed valuations of its debt and equity investments for which quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In general, the Company utilizes the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

bond yield method in determining the fair value of its debt investments, as long as it is appropriate. If, in the Company's judgment, the bond yield approach is not appropriate, it may use the market or income approach in determining the fair value of the Company's investment in the portfolio company. In certain instances, the Company may use alternative methodologies, including an asset liquidation, expected recovery model or other alternative approaches.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions.

The Company evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Company does not adjust any of the prices received from these sources unless the Company has a reason to believe any such market quotations are not reflective of the fair value of an investment.

Market quotations may be deemed not to represent fair value where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
Under the bond yield approach, the Company uses bond yield models to determine the present value of the future cash flow streams of its debt investments. The Company reviews various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assesses the information in the valuation process.
Under the market approach, the Company estimates the enterprise value of the portfolio companies in which it invests. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, the Company analyzes various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation, and amortization), cash flows, net income or revenues. The Company generally requires portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. The Company determines the fair value of its limited partnership interests based on the most recently available net asset value of the partnership.
Under the income approach, the Company generally prepares and analyzes discounted cash flow models based on projections of the future free cash flows of the business.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the investment portfolio:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued either by the Company's capital markets group for quoted investments or the Company's finance department for unquoted investments;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company;

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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith.
The fair value of each of the Company's investments at December 31, 2014 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by the Company's Board of Directors in determining the fair value of such investment.
Investment Income:
Interest income, adjusted for accretion of original issue discount or "OID," is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
The Company generally recognizes dividend income on the ex-dividend date.
The Company has investments in debt securities which contain payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Gain on Extinguishment of Convertible Notes:
The Company may repurchase its convertible notes ("Convertible Notes") in accordance with the 1940 Act and the rules promulgated thereunder and may surrender these Convertible Notes to Deutsche Bank Trust Company Americas (the "Trustee"), as trustee, for cancellation. If the repurchase occurs at a purchase price below par value, a gain on the extinguishment of these Convertible Notes is recorded. The amount of the gain recorded is the difference between the reacquisition price and the net carrying amount of the Convertible Notes, net of the proportionate amount of unamortized debt issuance costs.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
Restricted Cash:
Included in restricted cash is $40.5 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company. Additionally, the Company has $5.8 million that is held at Wells Fargo Bank, National Association ("Wells Fargo") that represents collateral for standby letters of credit issued to portfolio companies under the Wells Fargo facility (as defined in Note 6 — Lines of Credit).
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the schedule amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2014 and December 31, 2013.
Income Taxes:
As a regulated investment company, or RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2012 and 2013 and does not expect to incur a U.S. federal excise tax for calendar year 2014. The Company may incur a U.S. federal excise tax in future years.
The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the "source income" requirements contained in the RIC tax requirements. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
ASC 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2011, 2012 or 2013. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.
Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that gets redistributed to syndication partners. Such amounts are recorded as payable to syndication partners on the Consolidated Statements of Assets and Liabilities.
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings which had a cost basis of $22.5 million in the aggregate, as of December 31, 2014. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In June 2013, the FASB issued ASU 2013-08, "Financial Services – Investment Companies (ASC 946): Amendments to the Scope, Measurement, and Disclosure Requirements," ("ASU 2013-08") which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. As the Company is regulated by the 1940 Act, there was no impact on the consolidated financial results as it is automatically treated as a GAAP investment company under the ASU 2013-08.
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity's revenue across industries, transactions and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
Note 3. Portfolio Investments
At December 31, 2014, 193.6% of net assets, or $2.7 billion, was invested in 137 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") with a fair value of $61.8 million and $4.8 million, respectively, and 4.6% of net assets, or $64.3 million, was invested in cash and cash equivalents. In comparison, at September 30, 2014, 168.8% of net assets, or $2.5 billion, was invested in 124 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I with a fair value of $54.0 million and $5.6 million, respectively, and 5.9% of net assets, or $86.7 million, was invested in cash and cash equivalents. As of December 31, 2014, 82.2% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2014 and December 31, 2013, the Company recorded net realized gains (losses) on investments and secured borrowings of $(17.6) million and $3.2 million, respectively. During the three months ended December 31, 2014 and December 31, 2013, the Company recorded net unrealized depreciation on investments and secured borrowings of $48.6 million and $5.7 million, respectively.

The composition of the Company's investments as of December 31, 2014 and September 30, 2014 at cost and fair value was as follows:

	December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,567,869	$2,503,406	$2,309,405	$2,291,459
Investments in equity securities	132,489	151,602	125,296	144,822
Debt investment in senior loan fund vehicle	61,723	61,831	53,984	53,984
Equity investment in senior loan fund vehicle	6,858	4,756	5,998	5,649
Total	$2,768,939	$2,721,595	$2,494,683	$2,495,914
The composition of the Company's debt investments as of December 31, 2014 and September 30, 2014 at fixed rates and floating rates was as follows:

	December 31, 2014		September 30, 2014
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$634,475	24.73%	$703,967	30.01%
Floating rate debt securities, including subordinated notes of SLF JV I	1,930,762	75.27	1,641,476	69.99
Total	$2,565,237	100.00%	$2,345,443	100.00%
The following table presents the financial instruments carried at fair value as of December 31, 2014, by caption on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$2,238,204	$2,238,204
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	297,775	297,775
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	29,258	29,258
Investments in equity securities (preferred)	—	—	28,012	28,012
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	128,346	128,346
Total investments at fair value	$—	$—	$2,721,595	$2,721,595
Secured borrowings relating to senior secured debt investments	—	—	22,246	22,246
Total liabilities at fair value	$—	$—	$22,246	$22,246
The following table presents the financial instruments carried at fair value as of September 30, 2014, by caption on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to December 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	705,533	7,739	—	2,488	6,568	722,328	—
Redemptions/repayments	(393,187)	(39,964)	—	—	(2,046)	(435,197)	(62,630)
Net accrual of PIK interest income	1,835	1,463	—	448	—	3,746	—
Accretion of original issue discount	145	—	—	—	113	258	—
Net change in unearned income	352	224	—	—	—	576	—
Net unrealized appreciation (depreciation) on investments	(30,625)	(15,542)	(242)	(220)	(1,946)	(48,575)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	332
Realized gain (loss) on investments	(17,937)	—	—	(1,173)	1,655	(17,455)	—
Realized gain on secured borrowings	—	—	—	—	—	—	(259)
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of December 31, 2014	$2,238,204	$297,775	$29,258	$28,012	$128,346	$2,721,595	$22,246
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at December 31, 2014 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2014	$(48,562)	$(15,542)	$(242)	$(1,393)	$(291)	$(66,030)	$73

The following table provides a roll-forward in the changes in fair value from September 30, 2013 to December 31, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046
New investments & net revolver activity	609,340	21,746	—	1,533	17,524	650,143
Redemptions/repayments	(148,528)	(13,756)	—	(150)	(2,695)	(165,129)
Net accrual of PIK interest income	1,459	(493)	—	406	—	1,372
Accretion of original issue discount	164	—	—	—	—	164
Net change in unearned income	1	156	—	—	—	157
Net unrealized appreciation (depreciation)	(2,213)	(74)	—	(1,485)	(1,946)	(5,718)
Unrealized adjustments due to deal exits	321	156	—	—	2,200	2,677
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of December 31, 2013	$1,928,209	$304,033	$29,500	$25,952	$89,018	$2,376,712
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2013 and reported within net unrealized appreciation (depreciation) on investments in the Consolidated Statement of Operations for the three months ended December 31, 2013	$(1,892)	$82	$—	$(1,485)	$254	$(3,041)

The Company generally utilizes a bond yield model to estimate the fair value of its debt investments when there is not a readily available market value (Level 3), which model is based on the present value of expected cash flows from the debt investments. The significant observable inputs into the model are market interest rates for debt with similar characteristics, which are adjusted for the portfolio company's credit risk. The credit risk component of the valuation considers several factors including financial performance, business outlook, debt priority and collateral position. These factors are incorporated into the calculation of the capital structure

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

premium, tranche specific risk premium/(discount), size premium and industry premium/(discount), which are significant unobservable inputs into the model.

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of December 31, 2014 and September 30, 2014, respectively:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,704,590	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(5.5)%	-	7.5%	0.9%
			Size premium	(a)	0.5%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.5)%	-	6.4%	0.2%
	27,247	Market and income approach	Weighted average cost of capital		27.0%	-	28.0%	27.7%
			Company specific risk premium	(a)	10.0%	-	10.0%	10.0%
			Revenue growth rate		(28.2)%	-	39.6%	(5.5)%
	506,367	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	216,037	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	10.0%	3.5%
			Size premium	(a)	1.0%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(0.9)%	-	0.5%	0.1%
	19,908	Market and income approach	Weighted average cost of capital		19.0%	-	19.0%	19.0%
			Company specific risk premium	(a)	5.0%	-	5.0%	5.0%
			Revenue growth rate		2.5%	-	2.5%	2.5%
			EBITDA multiple	(b)	11.2x	-	11.2x	11.2x
SLF JV I Subordinated Debt	61,830	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	(2.1)%	-	(2.1)%	(2.1)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	(1.3)%	-	(1.3)%	(1.3)%
CLO Debt	29,258	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
SLF JV I Equity	4,756	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	151,602	Market and income approach	Weighted average cost of capital		12.0%	-	36.0%	17.0%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.9%
			Revenue growth rate		(16.6)%	-	105.7%	6.1%
			EBITDA multiple	(b)	1.7x	-	23.1x	9.1x
			Revenue multiple	(b)	3.5x	-	5.2x	4.3x
			Book value multiple	(b)	0.9x	-	1.0x	0.9x
Total	$2,721,595
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$22,246	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	1.5%	-	1.5%	1.5%
			Industry premium/(discount)	(a)	0.5%	-	0.5%	0.5%
Total	$22,246

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments and CLO debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,954,623	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.9%
			Tranche specific risk premium/(discount)	(a)	(4.3)%	-	10.0%	1.4%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.3)%	-	1.3%	0.3%
	17,465	Market and income approach	Weighted average cost of capital		27.0%	-	27.0%	27.0%
			Company specific risk premium	(a)	10.0%	-	10.0%	10.0%
			Revenue growth rate		(29.5)%		(29.5)%	(29.5)%
Subordinated debt	343,506	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	11.5%	4.5%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(0.6)%	-	1.2%	0.4%
CLO debt	29,500	Bond yield approach	Market yield		13.3%	-	13.8%	13.5%
SLF JV I	5,998	Net asset value	N/A		N/A	-	N/A	N/A
Preferred & common equity	144,822	Market and income approach	Weighted average cost of capital		14.0%	-	34.0%	17.8%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.8%
			Revenue growth rate		(29.5)%	-	78.3%	10.0%
			EBITDA multiple	(b)	1.4x	-	14.0x	9.3x
			Revenue multiple	(b)	3.5x	-	5.2x	4.3x
			Book value multiple	(b)	0.9x	-	1.1x	0.9x
Total	$2,495,914
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$84,803	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium/(discount)	(a)	(4.3)%	-	(3.8)%	(4.1)%
			Size premium	(a)	1.0%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	0.4%	-	1.0%	0.9%
Total	$84,803

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.
Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate, EBITDA multiple, revenue multiple and book value multiple. Significant increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2014, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$617,495	$617,495	$—	$—	$617,495
SBA debentures payable	225,000	201,654	—	—	201,654
Unsecured convertible notes payable	115,000	118,881	—	—	118,881
Unsecured notes payable	410,121	418,719	—	160,494	258,225
Total	$1,367,616	$1,356,749	$—	$160,494	$1,196,255
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2014 and the level of each financial liability within the fair value hierarchy:

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $350.8 million and $325.0 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of December 31, 2014 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities. A summary of the composition of the unfunded commitments (consisting of revolvers, term loans, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of December 31, 2014 and September 30, 2014 is shown in the table below:

	December 31, 2014	September 30, 2014
Senior Loan Fund JV 1, LLC	$106,419	$115,018
Yeti Acquisition, LLC	30,000	15,000
Lift Brands Holdings, Inc.	18,000	20,000
BMC Software Finance, Inc.	15,000	15,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
Deltek, Inc.	9,713	3,213
Ameritox, Ltd.	8,533	—
Trialcard Incorporated	7,800	—
BeyondTrust Software, Inc.	6,495	9,375
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
TIBCO Software, Inc.	5,800	—
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
InMotion Entertainment Group, LLC	4,951	7,916
Penn Foster, Inc.	4,932	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,222	5,944
World 50, Inc.	4,000	4,000
First Choice ER, LLC (1)	3,681	9,181
First American Payment Systems, LP	3,642	5,000
All Web Leads, Inc.	3,500	3,500
Discovery Practice Management, Inc.	3,468	2,682
OmniSYS Acquisition Corporation	2,500	2,500
Teaching Strategies, LLC	2,400	5,000
Idera, Inc.	2,400	—
TransTrade Operators, Inc.	2,194	2,255
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
Webster Capital III, L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Miche Group, LLC	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Tailwind (limited partnership interest)	1,699	1,726
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,433	1,433
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Riverside Fund V, LP (limited partnership interest)	1,381	1,422
Ansira Partners, Inc.	1,190	1,190
Sterling Capital Partners IV, L.P. (limited partnership interest)	1,126	1,126
Phoenix Brands Merger Sub LLC	1,071	1,286
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	1,000	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
RCP Direct II, LP (limited partnership interest)	900	990
Total Military Management, Inc.	857	857
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	666	869

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Garretson Firm Resolution Group, Inc.	641	859
Bunker Hill Capital II (QP), LP (limited partnership interest)	620	632
ACON Equity Partners III, LP (limited partnership interest)	502	502
Enhanced Recovery Company, LLC	500	1,500
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
RCP Direct, LP (limited partnership interest)	344	344
Baird Capital Partners V, LP (limited partnership interest)	153	174
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Total	$350,833	$324,954
 (1) In addition to its revolving commitment, the Company has extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of December 31, 2014, the total amount available to the borrower under this delayed draw facility was $26.4 million, and the facility was drawn at $25.0 million as of such date.
Portfolio Composition

Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2014		September 30, 2014
Cost:
Senior secured debt	$2,285,482	82.54%	$1,988,739	79.72%
Subordinated debt	252,887	9.13	291,166	11.67
CLO debt	29,500	1.07	29,500	1.18
Subordinated notes of SLF JV I	61,723	2.23	53,984	2.16
LLC equity interests of SLF JV I	6,858	0.25	5,998	0.24
Purchased equity	114,585	4.14	107,465	4.31
Equity grants	3,085	0.11	5,409	0.22
Limited partnership interests	14,819	0.53	12,422	0.50
Total	$2,768,939	100.00%	$2,494,683	100.00%
Fair Value:
Senior secured debt	$2,238,204	82.24%	$1,972,088	79.01%
Subordinated debt	235,944	8.67	289,871	11.61
CLO debt	29,258	1.08	29,500	1.18
Subordinated notes of SLF JV I	61,831	2.27	53,984	2.16
LLC equity interests of SLF JV I	4,756	0.17	5,649	0.23
Purchased equity	130,052	4.78	125,834	5.04
Equity grants	7,559	0.28	7,384	0.30
Limited partnership interests	13,991	0.51	11,604	0.47
Total	$2,721,595	100.00%	$2,495,914	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company primarily invests in portfolio companies located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments:

	December 31, 2014		September 30, 2014
Cost:
Northeast U.S.	$868,604	31.37%	$729,792	29.25%
Southwest U.S.	522,443	18.87	537,232	21.54
Midwest U.S.	511,850	18.49	428,577	17.18
Southeast U.S.	361,126	13.04	361,198	14.48
West U.S.	347,201	12.54	268,738	10.77
International	157,715	5.69	169,146	6.78
Total	$2,768,939	100.00%	$2,494,683	100.00%

Fair Value:
Northeast U.S.	$858,670	31.55%	$738,774	29.61%
Southwest U.S.	491,267	18.05	526,115	21.08
Midwest U.S.	497,747	18.29	428,771	17.18
Southeast U.S.	365,937	13.44	369,007	14.78
West U.S.	346,971	12.75	260,173	10.42
International	161,003	5.92	173,074	6.93
Total	$2,721,595	100.00%	$2,495,914	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014		September 30, 2014
Cost:
Healthcare services	$539,846	19.50%	$374,684	15.03%
Internet software & services	320,749	11.58	157,348	6.31
Education services	236,864	8.55	233,203	9.35
Advertising	148,989	5.38	164,483	6.59
Diversified support services	141,574	5.11	117,476	4.71
Specialized finance	119,218	4.31	118,726	4.76
Airlines	104,515	3.77	129,116	5.18
Application software	91,789	3.31	139,008	5.57
IT consulting & other services	88,415	3.19	96,262	3.86
Data processing & outsourced services	80,072	2.89	60,292	2.42
Multi-sector holdings	77,622	2.80	68,348	2.74
Healthcare equipment	71,481	2.58	75,767	3.04
Oil & gas equipment services	65,534	2.37	96,312	3.86
Industrial machinery	64,146	2.32	53,329	2.14
Specialty stores	61,614	2.23	61,257	2.46
Research & consulting services	52,846	1.91	14,808	0.59
Leisure facilities	51,851	1.87	49,248	1.97
Integrated telecommunication services	49,288	1.78	46,567	1.87
Pharmaceuticals	46,458	1.68	46,380	1.86
Household products	36,815	1.33	37,975	1.52
Construction & engineering	35,266	1.27	34,695	1.39
Asset management & custody banks	29,500	1.07	29,500	1.18
Air freight & logistics	27,808	1.00	32,522	1.30
Home improvement retail	27,245	0.98	27,531	1.10
Cable & satellite	27,000	0.98	27,000	1.08
Consumer electronics	21,920	0.79	18,992	0.76
Apparel, accessories & luxury goods	21,057	0.76	35,577	1.43
Leisure products	20,451	0.74	20,747	0.83
Auto parts & equipment	16,500	0.60	16,500	0.66
Food retail	16,000	0.58	—	—
Other diversified financial services	15,506	0.56	15,500	0.62
Human resources & employment services	15,496	0.56	51,097	2.05
Specialty chemicals	13,500	0.49	13,500	0.54
Security & alarm services	13,326	0.48	13,285	0.53
Healthcare technology	8,000	0.29	8,000	0.32
Thrift & mortgage finance	5,778	0.21	4,056	0.16
Consumer finance	4,900	0.18	—	0.00
Systems software	—	—	5,592	0.22
Total	$2,768,939	100.00%	$2,494,683	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2014		September 30, 2014
Fair Value:
Healthcare services	$542,222	19.92%	$380,347	15.24%
Internet software & services	319,498	11.74	160,509	6.43
Education services	223,196	8.20	231,678	9.28
Advertising	147,533	5.42	164,207	6.58
Diversified support services	141,062	5.18	117,600	4.71
Specialized finance	123,323	4.53	128,721	5.16
Airlines	111,025	4.08	133,056	5.33
Application software	92,385	3.39	140,262	5.62
IT consulting & other services	88,035	3.23	97,027	3.89
Data processing & outsourced services	78,999	2.90	59,833	2.40
Multi-sector holdings	74,891	2.76	67,273	2.69
Healthcare equipment	71,797	2.64	76,296	3.06
Industrial machinery	64,281	2.36	54,830	2.20
Specialty stores	59,889	2.20	59,485	2.38
Research & consulting services	52,641	1.93	14,962	0.60
Leisure facilities	52,036	1.91	49,306	1.98
Oil & gas equipment services	48,285	1.77	92,571	3.71
Integrated telecommunication services	47,806	1.76	46,488	1.86
Pharmaceuticals	46,304	1.70	46,630	1.87
Construction & engineering	38,104	1.40	38,582	1.55
Asset management & custody banks	29,258	1.08	29,500	1.18
Home improvement retail	27,439	1.01	27,897	1.12
Cable & satellite	26,663	0.98	27,019	1.08
Household products	25,290	0.93	36,678	1.47
Leisure products	23,475	0.86	23,583	0.94
Apparel, accessories & luxury goods	22,060	0.81	22,659	0.91
Consumer electronics	21,829	0.80	19,220	0.77
Auto parts & equipment	18,138	0.67	17,507	0.70
Food retail	15,930	0.59	—	—
Human resources & employment services	15,863	0.58	51,486	2.06
Other diversified financial services	15,678	0.58	15,605	0.63
Specialty chemicals	13,612	0.50	13,580	0.54
Security & alarm services	13,012	0.48	13,255	0.53
Air freight & logistics	11,697	0.43	20,868	0.84
Healthcare technology	7,800	0.29	8,083	0.32
Thrift & mortgage finance	5,687	0.21	3,966	0.16
Consumer finance	4,852	0.18	—	—
Systems software	—	—	5,345	0.21
Total	$2,721,595	100.00%	$2,495,914	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2014 and September 30, 2014, the Company had no single investment that represented greater than 5% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2014 and December 31, 2013 no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I:
In May, 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper") to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). The members provide capital to SLF JV I in the form of subordinated notes and LLC equity interests. As of December 31, 2014 and September 30, 2014, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of December 31, 2014 and September 30, 2014, SLF JV I had total assets of $265.0 million and $186.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $4.8 million and subordinated notes of $61.8 million, at fair value as of December 31, 2014. As of September 30, 2014, the Company's investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 21 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2014 and September 30, 2014, respectively. As of December 31, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $75.0 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of December 31, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $78.4 million and $68.6 million, respectively, was funded as of December 31, 2014 and September 30, 2014 relating to these commitments, of which $68.6 million and $60.0 million, respectively, was from the Company. As of December 31, 2014 and September 30, 2014, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $95.8 million and $103.5 million was unfunded, respectively. The subordinated notes mature on May 2, 2021. As of December 31, 2014 and September 30, 2014, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $10.6 million and $11.5 million was unfunded, respectively. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of December 31, 2014 and September 30, 2014. Under the Deutsche Bank facility, $130.0 million and $109.3 million was outstanding as of December 31, 2014 and September 30, 2014, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Senior secured loans (1)	$224,841	$158,451
Weighted average current interest rate on senior secured loans (2)	7.79%	8.09%
Number of borrowers in SLF JV I	21	18
Largest loan to a single borrower (1)	$20,000	$20,000
Total of five largest loans to borrowers (1)	$75,000	$60,000
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of December 31, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	$9,873	$9,873	$9,670
AMAG Pharmaceuticals, Inc.	Diversified financial services	Senior Loan	11/2020	LIBOR+6.25% (1% floor)	15,000	15,000	15,000
Ansira Partners, Inc.	Advertising	Senior Loan	5/2017	LIBOR+5.0% (1.5% floor)	3,382	3,367	3,351
Ansira Partners, Inc.	Advertising	Senior Loan	5/2017	LIBOR+5.0% (1.5% floor)	5,329	5,322	5,281
EOS Fitness	Leisure facilities	Senior Loan	12/2019	LIBOR+8.75% (0.75% floor)	20,000	20,000	20,000
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,018	19,928
Garretson Firm Resolution Group, Inc.	Diversified support services	Senior Loan	12/2018	LIBOR+5% (1.25% floor)	6,551	6,543	6,485
GTCR Valor Companies, Inc.	Advertising	Senior Loan	5/2021	LIBOR+5% (1% floor)	9,975	9,741	9,738
H.D. Vest, Inc.	Specialty Finance	Senior Loan	6/2019	LIBOR+8% (1.25% floor)	8,750	8,816	8,691
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,035	9,940
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	3/2019	LIBOR+7.5% (1% floor)	9,874	9,874	9,458
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,874	9,874	9,869
MedTech Group, Inc.	Healthcare equipment	Senior Loan	9/2016	LIBOR+5.25% (1.25% floor)	4,663	4,666	4,610
MedTech Group, Inc.	Healthcare equipment	Senior Loan	9/2016	LIBOR+5.25% (1.25% floor)	7,460	7,430	7,376
Meritas Schools Holdings LLC	Education services	Senior Loan	6/2019	LIBOR+5.75% (1.25% floor)	5,845	5,839	5,824
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,873	9,873	9,556
OnCourse Learning Corporation	Education services	Senior Loan	2/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,017
TIBCO Software, Inc.	Internet software & services	Senior Loan	12/2020	LIBOR+5.5% (1% floor)	6,000	5,715	5,835
TIBCO Software, Inc.	Internet software & services	Bridge loan	12/2020	LIBOR+4.5% (1% floor)	4,900	4,876	4,876
Total Military Management, Inc.	Air freight and logistics	Senior Loan	3/2019	LIBOR+5.75% (1.25% floor)	3,175	3,175	3,179
Total Military Management, Inc.	Air freight and logistics	Senior Loan	3/2019	LIBOR+5.75% (1.25% floor)	9,750	9,758	9,763
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.5% (1% floor)	10,000	10,000	9,650
Yeti Acquisition, LLC	Leisure products	Senior Loan	6/2017	LIBOR+7% (1.25% floor)	5,941	5,983	6,037
Yeti Acquisition, LLC	Leisure products	Senior Loan	6/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,701	3,719	3,617
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	1/2021	LIBOR+5% (1% floor)	9,975	9,975	9,796
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,950	4,950	4,925
					$224,841	$224,422	$222,472
(1) Represents the current interest rate as of December 31, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc.	Advertising	Senior Loan	05/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc.	Human resources & employment services	Senior Loan	06/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	03/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	Senior Loan	09/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc.	Advertising	Senior Loan	09/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation	Education services	Senior Loan	02/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC	Education services	Senior Loan	12/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc.	Air freight and logistics	Senior Loan	03/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	01/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	Senior Loan	06/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
(1) Represents the current interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
The amortized cost and fair value of the subordinated notes held by the Company was $61.7 million and $61.8 million, respectively as of December 31, 2014 and $54.0 million as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and the Company earned interest income of $1.2 million on its investments in these notes for the three months ended December 31, 2014. The cost and fair value of the LLC equity interests held by the Company was $6.9 million and $4.8 million, respectively, as of December 31, 2014, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. The Company earned dividend income of $1.1 million for the three months ended December 31, 2014 with respect to its LLC equity interests. The LLC equity interest are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2014	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2014: $224,422, and September 30, 2014:$158,799)	$222,472	$158,683
Receivables from secured financing arrangement at fair value (cost: $10,028 and $20,070, respectively)	9,857	19,970
Cash and cash equivalents	6,268	—
Restricted cash	13,499	2,276
Other assets	12,887	5,039
Total assets	$264,983	$185,968

Senior credit facility payable	$130,040	$109,334
Payable for unsettled transaction	54,925	4,750
Subordinated notes payable at fair value (proceeds: $70,541 and $61,696, respectively)	70,663	61,696
Other liabilities	3,919	3,634
Total liabilities	$259,547	$179,414
Members' equity	5,436	6,554
Total liabilities and net assets	$264,983	$185,968

Three months ended December 31, 2014
Selected Statement of Operations Information:
Total revenues	$4,109
Total expenses	2,439
Net unrealized depreciation	(2,267)
Net realized loss	(205)
Net loss	$(802)
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended December 31, 2014, the Company sold $89.8 million of senior secured debt investments ($54.9 million of which was unsettled at December 31, 2014) and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $99.8 million cash consideration. The Company recognized a $0.05 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of December 31, 2014 and September 30, 2014 were $2.4 million and $3.0 million, respectively.
As of December 31, 2014, the Company had structured $2.5 million in aggregate exit fees across three portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
 Note 5. Share Data
On March 19, 2013, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On August 22, 2014, the Company entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which the Company may sell, from time to time at our sole discretion, up to $100,000,000 of its common stock. Since the inception of the ATM Program, the Company sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the three months ended December 31, 2014.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2014 and December 31, 2013:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$(30,661)	$33,706
Weighted average common shares outstanding — basic	153,340	139,126
Earnings (loss) per common share — basic:	(0.20)	0.24
Earnings (loss) per common share — diluted: (1)
Net increase (decrease) in net assets resulting from operations, before adjustments	$(30,661)	$33,706
Adjustments for interest on convertible notes, base management fees and incentive fees	1,361	1,364
Net increase (decrease) in net assets resulting from operations, as adjusted	$(29,300)	$35,070
Weighted average common shares outstanding — basic	153,340	139,126
Adjustments for dilutive effect of convertible notes	7,790	7,790
Weighted average common shares outstanding — diluted	161,130	146,916
Earnings (loss) per common share — diluted:	$(0.20)	$0.24

(1) For the three months ended December 31, 2014, conversion is not assumed for purposes of computing diluted Earnings per Share since the effect would be anti-dilutive. Anti-dilution was $0.02 per share for the three months ended December 31, 2014. For the three months ended December 31, 2013, there was no anti-dilution.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Board of Directors of the Company has paid, including shares issued under the dividend reinvestment plan ("DRIP"), on its common stock from October 1, 2013 to December 31, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320,000		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
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
In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid.
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
Note 6. Lines of Credit
 Wells Fargo Facility
On November 16, 2009, Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding"), and the Company entered into a Loan and Servicing Agreement ("Wells Agreement"), with respect to a revolving credit facility, as subsequently amended, (the "Wells Fargo facility") with Wells Fargo, as successor to Wachovia Bank, National Association, Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time.
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of December 31, 2014. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense.
While in effect, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. The maturity date of the Wells Fargo facility was April 25, 2016.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Wells Fargo facility was secured by all of the assets of Funding, and all of the Company's equity interest in Funding. The Company used the Wells Fargo facility to fund a portion of its loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. The Company's borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.749% for the three months ended December 31, 2013. For the three months ended December 31, 2013, the Company recorded interest expense of $0.7 million related to the Wells Fargo facility.

ING Facility
On May 27, 2010, the Company entered into a secured syndicated revolving credit facility (as subsequently amended, the "ING facility") pursuant to a Senior Secured Revolving Credit Agreement ("ING Credit Agreement") with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.
As of December 31, 2014, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding and Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of the Company's portfolio companies for tax purposes and have no other operations. None of the Company's SBIC subsidiaries, Funding or Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including the Company's obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement.
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. The Company is currently in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2014, the Company had $582.0 million of borrowings outstanding under the ING facility, which had a fair value of $582.0 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.656% for the three months ended December 31, 2014. For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $2.9 million and $2.8 million, respectively, related to the ING facility.

Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement ("Sumitomo Agreement") with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of its businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2014, the Company had $35.5 million of borrowings outstanding under the Sumitomo facility which had a fair value of $35.5 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.447% for the three months ended December 31, 2014. For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $0.5 million and $0.5 million, respectively, related to the Sumitomo facility.
As of December 31, 2014, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
Total interest expense for the three months ended December 31, 2014 and December 31, 2013 was $14.0 million and $10.2 million, respectively.
Note 7. Interest and Dividend Income
Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. In accordance with the Company's policy, accrued interest is evaluated periodically for collectability. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Distributions of income from portfolio companies are recorded as dividend income on the ex-dividend date.
The Company holds debt in its portfolio that contains PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company's full write-down of such loan or debt security.

Accumulated PIK interest activity for the three months ended December 31, 2014 and December 31, 2013 was as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended December 31, 2014	Three months ended December 31, 2013
PIK balance at beginning of period	$39,686	$23,934
Gross PIK interest accrued	7,643	5,613
PIK income reserves (1)	(3,239)	—
PIK interest received in cash	(658)	(4,226)
Loan exits and other PIK adjustments	—	(421)
PIK balance at end of period	$43,432	$24,900
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of December 31, 2014, there were four investments on which the Company had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2014, there was one investment on which the Company had stopped accruing cash interest, PIK interest or OID income. As of December 31, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2014, September 30, 2014 and December 31, 2013 were as follows:

	December 31, 2014				September 30, 2014				December 31, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,523,714	95.97%	$2,505,354	97.67%	$2,345,637	99.25%	$2,339,087	99.73%	$2,249,767	100.00%	$2,261,742	100.00%
PIK non-accrual	105,878	4.03	59,883	2.33	—	—	—	—	—	—	—	—
Cash non-accrual(1)	—	—	—	—	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,629,592	100.00%	$2,565,237	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,249,767	100.00%	$2,261,742	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.
The non-accrual status of the Company's portfolio investments as of December 31, 2014, September 30, 2014 and December 31, 2013 was as follows:

	December 31, 2014	September 30, 2014	December 31, 2013
Miche Bag, LLC	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC	PIK non-accrual	—	—
TransTrade Operators, Inc.	PIK non-accrual	—	—
CCCG, LLC	PIK non-accrual	—	—
JTC Education, Inc.	PIK non-accrual	—	—
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three months ended December 31, 2014 and December 31, 2013 were as follows:

	Three months ended December 31, 2014 (1)	Three months ended December 31, 2013
Cash interest income	$—	$—
PIK interest income	3,239	—
OID income	583	—
Total	$3,822	$—
 ___________________

(1)	Income non-accrual amounts for the year may include amounts for investments that were no longer held at the end of the period.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; and (5) income or loss recognition on exited investments.
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
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three months ended December 31, 2014.

Net decrease in net assets resulting from operations	$(30,661)
Net unrealized depreciation on investments and secured borrowings	48,243
Book/tax difference due to loan fees	(556)
Book/tax difference due to exit fees	(429)
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to interest income on certain loans	3,421
Book/tax difference due to capital losses not recognized	18,121
Other book-tax differences	(1,445)
Taxable/Distributable Income(1)	$36,672

(1)
The Company's taxable income for the three months ended December 31, 2014 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2015. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2014, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$—
Realized capital losses	(123,407)
Unrealized gains, net	75
The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $8.5 million. However, this amount has been fully offset by a valuation allowance of $8.5 million, since it is more likely than not that these deferred tax assets will not be realized.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the "Act") was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.
Distributions to stockholders are recorded on the record date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Directors and is based on management's estimate of the Company's annual taxable income. The Company maintains an "opt out" dividend reinvestment plan for its stockholders.
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
Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2014, the Company recorded investment realization events, including the following:

•
In October 2014, the Company restructured its investment in Miche Bag, LLC. As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the restructured entity, Miche Group, LLC and recorded a realized loss in the amount of $17.9 million on this transaction;

•
In October 2014, the Company received a cash payment of $74.4 million from Teaching Strategies, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2014, the Company received a cash payment of $6.5 million from SugarSync, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In November 2014, the Company received a cash payment of $8.6 million from Olson + Co., Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In November 2014, the Company received a cash payment of $5.6 million from American Cadastre, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, the Company received a cash payment of $35.8 million from Drugtest, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, the Company received a cash payment of $39.5 million from Charter Brokerage, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In December 2014, the Company received a cash payment of $27.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In December 2014, the Company received a cash payment of $12.5 million from Devicor Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, the Company received a cash payment of $12.0 million from CT Technologies Intermediate Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
During the three months ended December 31, 2014, the Company received payments of $178.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded a net realized gain of $0.3 million on these transactions.

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

•	During the three months ended December 31, 2013, the Company received payments of $108.9 million in connection with sales of debt investments and recorded a net realized gain of $0.5 million.
During the three months ended December 31, 2014 and December 31, 2013, the Company recorded net unrealized depreciation on investments of $48.6 million and $5.7 million, respectively. For the three months ended December 31, 2014, the Company's net unrealized depreciation consisted of $57.0 million of net unrealized depreciation on debt investments and $4.7 million of net unrealized depreciation on equity investments, offset by $13.1 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation). For the three months ended December 31, 2013, the Company's net unrealized depreciation consisted of $2.7 million of net reclassifications to realized gains (resulting in unrealized depreciation), $1.8 million of net unrealized depreciation on debt investments and $1.2 million of net unrealized depreciation on equity investments.
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
Base management Fee

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The base management fee is calculated at an annual rate of 2% of the Company's gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the three months ended December 31, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million.
For the three months ended December 31, 2014 and December 31, 2013, base management fees (net of waivers) were $14.0 million and $12.1 million, respectively. At December 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $14.0 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter (8% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the "preferred return" or "hurdle");

•
100% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the "catch-up." The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved (20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser).

The second part of the incentive fee ("Part II Incentive Fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
For the three months ended December 31, 2014 and December 31, 2013, incentive fees were $8.7 million and $9.1 million respectively. At December 31, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.7 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Company's Investment Adviser and its officers, managers, agents, any employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Company's Investment Adviser.
Administration Agreement
On January 1, 2014, the Company entered into an administration agreement with a new administrator, FSC CT, Inc., which has since converted into FSC CT LLC ("FSC CT"), a wholly-owned subsidiary of the Company's investment adviser, under substantially similar terms as its prior administration agreement with FSC, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2014, the Company accrued administrative expenses of $2.5 million, including $1.3 million of general and administrative expenses, which are due to FSC CT. At December 31, 2014, $3.6 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended December 31, 2014	Three months ended December 31, 2013
Net asset value at beginning of period	$9.64	$9.85
Net investment income (4)	0.23	0.26
Net unrealized depreciation on investments and secured borrowings (4)	(0.31)	(0.04)
Net realized gain (loss) on investments, secured borrowings and interest rate swap (4)	(0.11)	0.02
Distributions to stockholders (4)	(0.28)	(0.24)
Net asset value at end of period	$9.17	$9.85
Per share market value at beginning of period	$9.18	$10.29
Per share market value at end of period	$8.01	$9.25
Total return (1)	(9.88)%	(7.81)%
Common shares outstanding at beginning of period	153,340	139,041
Common shares outstanding at end of period	153,340	139,138
Net assets at beginning of period	$1,478,476	$1,368,872
Net assets at end of period	$1,405,631	$1,369,968
Average net assets (2)	$1,448,626	$1,373,035
Ratio of net investment income to average net assets (5)	9.63%	10.47%
Ratio of net expenses to average net assets (excluding base management fee waiver) (5)	11.29%	10.15%
Ratio of net expenses to average net assets (5)	11.26%	10.15%
Ratio of portfolio turnover to average investments at fair value	4.90%	2.38%
Weighted average outstanding debt (3)	$1,182,007	$829,393
Average debt per share (4)	$7.71	$5.96
 __________

(1)
Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company's DRIP.

(2)	Calculated based upon the weighted average net assets for the period.
(3)	Calculated based upon the weighted average of loans payable for the period.
(4)	Calculated based upon weighted average shares outstanding for the period.
(5)	Interim periods are annualized.
Note 13. Convertible Notes
On April 12, 2011, the Company issued $152.0 million unsecured convertible notes, including $2 million issued to Leonard M. Tannenbaum, the Company's former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the "Indenture"), between the Company and the Trustee.
The Convertible Notes mature on April 1, 2016 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes are the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company's shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at December 31, 2014 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders may incur dilution. In addition, the Company's stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the three months ended December 31, 2014 and December 31, 2013.
Because this net gain was included in the amount that must be distributed to the Company's stockholders in order for it to maintain its RIC status and is classified as a component of net investment income in the Consolidated Statements of Operations, such net gain was included in "Pre-Incentive Fee Net Investment Income" for purposes of the payment of the income incentive fee to the investment adviser under the investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under the Company's investment advisory agreement, but because such a fee was not specifically detailed in the investment advisory agreement, the Company obtained the approval of the Company's Board of Directors to pay such fees. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of the 2019 Notes, 2024 Notes or 2028 Notes at a discount will be treated in a similar manner.
As of December 31, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $118.9 million.
Note 14. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The original issue discount on these notes is amortized on a straight-line basis over the term of the notes.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated February 26, 2014 (collectively, the "2019 Notes Indenture"), between the Company and the Trustee. The 2019 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2019 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2019 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2014, the Company did not repurchase any of the 2019 Notes in the open market.
For the three months ended December 31, 2014, the Company recorded interest expense of $3.5 million related to the 2019 Notes.
As of December 31, 2014, there were $250.0 million 2019 Notes outstanding, which had a fair value of $258.2 million.
2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% unsecured notes due 2024 (the "2024 Notes") for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the "2024 Notes Indenture"), between the Company and the Trustee. The 2024 Notes are the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol "FSCE" with a par value of $25.00 per share.
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2014 and 2013, the Company did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $1.2 million and $1.2 million, respectively, related to the 2024 Notes.
As of December 31, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.5 million.
2028 Notes

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In April and May 2013, the Company issued $86.3 million in aggregate principal amount of its 6.125% unsecured notes due 2028 (the "2028 Notes") for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters' full exercise of their overallotment option.
The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013 (collectively, the "2028 Notes Indenture"), between the Company and the Trustee. The 2028 Notes are the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that it later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles. Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "FSCFL" with a par value of $25.00 per share.
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended December 31, 2014 and 2013, the Company did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2014 and December 31, 2013, the Company recorded interest expense of $1.4 million and $1.3 million respectively, related to the 2028 Notes.
As of December 31, 2014, there were $86.3 million 2028 Notes outstanding, which had a fair value of $86.0 million.

Note 15. Secured Borrowings
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of December 31, 2014, secured borrowings at fair value totaled $22.2 million and the fair value of the investments that are associated with these secured borrowings was $44.2 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2014, there were $62.1 million of repayments on secured borrowings.
As of September 30, 2014, secured borrowings at fair value totaled $84.8 million and the fair value of the investments that are associated with these secured borrowings was $154.0 million. These secured borrowings were the result of the Company's completion of partial loan sales of two senior secured debt investments totaling $87.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2014, there were $3.0 million of repayments on secured borrowings.
As of December 31, 2014, there were $22.5 million of secured borrowings outstanding, which had a fair value of $22.2 million. As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
For the three months ended December 31, 2014, the Company recorded interest expense of $0.5 million related its secured borrowings.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted that the following event requires disclosure and recognition in the Company's Financial statements as of and for the three months ended December 31, 2014:
During January 2015, one of the Company's portfolio investments disclosed its substantial financial deterioration that occurred prior to the date of these Consolidated Financial Statements.  As a result, the Company reflected such information in its valuation of this portfolio investment as of December 31, 2014.  As more information becomes available, the Company may experience a further mark-down of the fair value of this investment in the future.  The investment may be placed on non-accrual status after the fiscal quarter ended December 31, 2014, as all interest due through that date has been paid to the Company. The investment represents 0.25% of the total portfolio at fair value as of December 31, 2014.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2014

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at December 31, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$676	$14,905	$217	$(125)	$14,997
LC Facility, 8.5% cash due 12/31/2016	36	—	2	(2)	—
746,114 Series A Preferred Units	449	17,564	449	—	18,013
746,114 Common Stock Units	—	6,113	—	(1,019)	5,094
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	6	11,109	407	(2,651)	8,865
First Lien Revolver, 8% cash due 5/31/2016	22	—	475	(218)	257
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	2,588	96,935	618	(1,741)	95,812
875,933 Class A Units	—	31,786	—	(4,275)	27,511
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	578	16,556	213	(1,644)	15,125
10,104,401 Common Units	—	10,329	1,531	—	11,860
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 12/15/2015	1,552	61,155	821	(13,106)	48,870
2,058,411.64 Common Units	—	3,572	901	—	4,473
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,155	35,606	363	(10,741)	25,228
4,293,736 Common Units	—	5,839	—	(370)	5,469
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	249	11,924	249	(46)	12,127
First Lien Term Loan B, 8.1% PIK due 8/1/2016	69	3,262	68	(13)	3,317
First Lien Revolver, 8% cash due 8/1/2016	59	2,847	2	(2)	2,847
4,100,000 Class A Common Units	—	5,738	57	—	5,795
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	2,301	53,984	7,847	—	61,831
87.5% equity interest (5)	—	5,650	860	(1,754)	4,756
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	50	—	500	—	500
100 units in FSFC Miche, Inc.	—	—	5,306	—	5,306
Total Control Investments	$9,790	$394,874	$22,886	$(39,707)	$378,053
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	281	9,062	47	(93)	9,016
1,080,399 shares of Series A Preferred Stock	—	3,805	130	—	3,935
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	23	1,222	7	(466)	763
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	1,020	26,032	181	—	26,213
4,668,788 shares of Preferred Stock	—	643	—	(180)	463
Total Affiliate Investments	$1,324	$40,764	$365	$(739)	$40,390
Total Control & Affiliate Investments	$11,114	$435,638	$23,251	$(40,446)	$418,443

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail as shown in the Company's Consolidated Schedules of Investments.

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

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail as shown in the Company's Consolidated Schedules of Investments.

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2014. Other factors that could cause actual results to differ materially include:

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
Except as otherwise specified, references to the "Company," "we," "us," and "our," refer to Fifth Street Finance Corp.
All amounts are in thousands, except share and per share amounts, percentages and as otherwise indicated.
Overview
We are a specialty finance company that lends to and invests in small and mid-sized companies, primarily in connection with investments by private equity sponsors. Our investment objective is to maximize our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity investments.
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

On June 17, 2008, we completed an initial public offering of 10,000,000 shares of our common stock at the offering price of $14.12 per share. Our stock was listed on the New York Stock Exchange until November 28, 2011 when we transferred the listing to the NASDAQ Global Select Market, where it continues to trade under the symbol "FSC."

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

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions.

We evaluate the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. We do not adjust any of the prices received from these sources unless we have a reason to believe any such market quotations are not reflective of the fair value of an investment.

Market quotations may be deemed not to represent fair value where we believe that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, generally including but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, we generally prepare and analyze discounted cash flow models based on our projections of the future free cash flows of the business.
We estimate the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends, and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.

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
The fair value of all of our investments at December 31, 2014, and September 30, 2014, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
As of December 31, 2014 and September 30, 2014, approximately 92.3% and 93.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2014, we had structured $2.5 million in aggregate exit fees across three portfolio investments upon the future exit of those investments.
Payment-in-Kind (PIK) Interest
Our loans typically contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest.
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our investment adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2014. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $43.4 million, or 1.6% of the fair value of our portfolio of investments as of December 31, 2014 and $39.7 million or 1.6% as of September 30, 2014. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk- adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2014	September 30, 2014
Cost:
Senior secured debt	82.54%	79.72%
Subordinated debt	9.13	11.67
CLO debt	1.07	1.18
Subordinated notes of SLF JV I	2.23	2.16
LLC equity interests of SLF JV I	0.25	0.24
Purchased equity	4.14	4.31
Equity grants	0.11	0.22
Limited partnership interests	0.53	0.50
Total	100.00%	100.00%

	December 31, 2014	September 30, 2014
Fair value:
Senior secured debt	82.24%	79.01%
Subordinated debt	8.67	11.61
CLO debt	1.08	1.18
Subordinated notes of SLF JV I	2.27	2.16
LLC equity interests of SLF JV I	0.17	0.23
Purchased equity	4.78	5.04
Equity grants	0.28	0.30
Limited partnership interests	0.51	0.47
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2014	September 30, 2014
Cost:
Healthcare services	19.50%	15.03%
Internet software & services	11.58	6.31
Education services	8.55	9.35
Advertising	5.38	6.59
Diversified support services	5.11	4.71
Specialized finance	4.31	4.76
Airlines	3.77	5.18
Application software	3.31	5.57
IT consulting & other services	3.19	3.86
Data processing & outsourced services	2.89	2.42
Multi-sector holdings	2.80	2.74
Healthcare equipment	2.58	3.04
Oil & gas equipment services	2.37	3.86
Industrial machinery	2.32	2.14
Specialty stores	2.23	2.46
Research & consulting services	1.91	0.59
Leisure facilities	1.87	1.97
Integrated telecommunication services	1.78	1.87
Pharmaceuticals	1.68	1.86
Household products	1.33	1.52
Construction & engineering	1.27	1.39
Asset management & custody banks	1.07	1.18
Air freight & logistics	1.00	1.30
Home improvement retail	0.98	1.10
Cable & satellite	0.98	1.08
Consumer electronics	0.79	0.76
Apparel, accessories & luxury goods	0.76	1.43
Leisure products	0.74	0.83
Auto parts & equipment	0.60	0.66
Food retail	0.58	—
Other diversified financial services	0.56	0.62
Human resources & employment services	0.56	2.05
Specialty chemicals	0.49	0.54
Security & alarm services	0.48	0.53
Healthcare technology	0.29	0.32
Thrift & mortgage finance	0.21	0.16
Consumer finance	0.18	0.00
Systems software	—	0.22
Total	100.00%	100.00%

	December 31, 2014	September 30, 2014
Fair value:
Healthcare services	19.92%	15.24%
Internet software & services	11.74	6.43
Education services	8.20	9.28
Advertising	5.42	6.58
Diversified support services	5.18	4.71
Specialized finance	4.53	5.16
Airlines	4.08	5.33
Application software	3.39	5.62
IT consulting & other services	3.23	3.89
Data processing & outsourced services	2.90	2.40
Multi-sector holdings	2.76	2.69
Healthcare equipment	2.64	3.06
Industrial machinery	2.36	2.20
Specialty stores	2.20	2.38
Research & consulting services	1.93	0.60
Leisure facilities	1.91	1.98
Oil & gas equipment services	1.77	3.71
Integrated telecommunication services	1.76	1.86
Pharmaceuticals	1.70	1.87
Construction & engineering	1.40	1.55
Asset management & custody banks	1.08	1.18
Home improvement retail	1.01	1.12
Cable & satellite	0.98	1.08
Household products	0.93	1.47
Leisure products	0.86	0.94
Apparel, accessories & luxury goods	0.81	0.91
Consumer electronics	0.80	0.77
Auto parts & equipment	0.67	0.70
Food retail	0.59	—
Human resources & employment services	0.58	2.06
Other diversified financial services	0.58	0.63
Specialty chemicals	0.50	0.54
Security & alarm services	0.48	0.53
Air freight & logistics	0.43	0.84
Healthcare technology	0.29	0.32
Thrift & mortgage finance	0.21	0.16
Consumer finance	0.18	—
Systems software	—	0.21
Total	100.00%	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower's business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2014 and September 30, 2014:

Investment Ranking	December 31, 2014			September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	$29,463	1.08%	0.81	$65,268	2.61%	1.94
2	2,625,449	96.47	4.71	2,424,290	97.14	4.84
3	66,683	2.45	9.39	—	—	—
4	—	—	—	6,356	0.25	NM	(1)
Total	$2,721,595	100.00%	4.77	$2,495,914	100.00%	4.75
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2014, we had modified the payment terms of our investments in 15 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2014, there were four investments on which we had stopped accruing cash and/or PIK interest and OID income. As of September 30, 2014, there was one investment on which we had stopped accruing cash interest, PIK interest or OID income. As of December 31, 2013, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income.
The percentages of our debt investments at cost and fair value by accrual status for the years ended December 31, 2014, September 30, 2014 and December 31, 2013 were as follows:

	December 31, 2014				September 30, 2014				December 31, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,523,714	95.97%	$2,505,354	97.67%	$2,345,637	99.25%	$2,339,087	99.73%	$2,249,767	100.00%	$2,261,742	100.00%
PIK non-accrual	105,878	4.03	59,883	2.33	—	—	—	—	—	—	—	—
Cash non-accrual(1)	—	—	—	—	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,629,592	100.00%	$2,565,237	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,249,767	100.00%	$2,261,742	100.00%
__________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2014, September 30, 2014 and December 31, 2013 was as follows:

	December 31, 2014	September 30, 2014	December 31, 2013
Miche Bag, LLC	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC	PIK non-accrual	—	—
TransTrade Operators, Inc.	PIK non-accrual	—	—
CCCG, LLC	PIK non-accrual	—	—
JTC Education, Inc.	PIK non-accrual	—	—
 __________________

(1)	We no longer hold this investment as of December 31, 2014. See “— Discussion and Analysis of Results and Operations — Comparison of the three months ended December 31, 2014 and December 31, 2013.

Income non-accrual amounts for the three months ended December 31, 2014 and December 31, 2013 were as follows:

	Three months ended December 31, 2014 (1)	Three months ended December 31, 2013
Cash interest income	$—	$—
PIK interest income	3,239	—
OID income	583	—
Total	$3,822	$—
 ___________________

(1)	Income non-accrual amounts for the year may include amounts for investments that were no longer held at the end of the period.

Senior Loan Fund JV I, LLC
In May, 2014, we entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). We and Kemper provide capital to SLF JV I in the form of subordinated notes and LLC equity interests. As of December 31, 2014 and September 30, 2014, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of December 31, 2014 and September 30, 2014, SLF JV I had total assets of $265.0 million and $186.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $4.8 million and subordinated notes of $61.8 million, at fair value as of December 31, 2014. As of September 30, 2014, our investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 21 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2014 and September 30, 2014, respectively. As of December 31, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $75.0 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of December 31, 2014 and September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $78.4 million and $68.6 million, respectively, was funded as of December 31, 2014 and September 30, 2014 relating to these commitments, of which $68.6 million and $60.0 million, respectively, was from us. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of December 31, 2014 and September 30, 2014. As of December 31, 2014 and September 30, 2014, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $95.8 million and $103.5 million was unfunded, respectively. The subordinated notes mature on May 2, 2019. As of December 31, 2014 and September 30, 2014, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $10.6 million and $11.5 million was unfunded, respectively. Under the Deutsche Bank facility, $130.0 million and $109.3 million was outstanding as of December 31, 2014 and September 30, 2014, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Senior secured loans (1)	$224,841	$158,451
Weighted average current interest rate on senior secured loans (2)	7.79%	8.09%
Number of borrowers in SLF JV I	21	18
Largest loan to a single borrower (1)	$20,000	$20,000
Total of five largest loans to borrowers (1)	$75,000	$60,000
__________________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF JV I Loan Portfolio as of December 31, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	$9,873	$9,873	$9,670
AMAG Pharmaceuticals, Inc.	Diversified financial services	Senior Loan	11/2020	LIBOR+6.25% (1% floor)	15,000	15,000	15,000
Ansira Partners, Inc.	Advertising	Senior Loan	5/2017	LIBOR+5.0% (1.5% floor)	3,382	3,367	3,351
Ansira Partners, Inc.	Advertising	Senior Loan	5/2017	LIBOR+5.0% (1.5% floor)	5,329	5,322	5,281
EOS Fitness	Leisure facilities	Senior Loan	12/2019	LIBOR+8.75% (0.75% floor)	20,000	20,000	20,000
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,018	19,928
Garretson Firm Resolution Group, Inc.	Diversified support services	Senior Loan	12/2018	LIBOR+5% (1.25% floor)	6,551	6,543	6,485
GTCR Valor Companies, Inc.	Advertising	Senior Loan	5/2021	LIBOR+5% (1% floor)	9,975	9,741	9,738
H.D. Vest, Inc.	Specialty Finance	Senior Loan	6/2019	LIBOR+8% (1.25% floor)	8,750	8,816	8,691
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,035	9,940
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	3/2019	LIBOR+7.5% (1% floor)	9,874	9,874	9,458
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,874	9,874	9,869
MedTech Group, Inc.	Healthcare equipment	Senior Loan	9/2016	LIBOR+5.25% (1.25% floor)	4,663	4,666	4,610
MedTech Group, Inc.	Healthcare equipment	Senior Loan	9/2016	LIBOR+5.25% (1.25% floor)	7,460	7,430	7,376
Meritas Schools Holdings LLC	Education services	Senior Loan	6/2019	LIBOR+5.75% (1.25% floor)	5,845	5,839	5,824
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,873	9,873	9,556
OnCourse Learning Corporation	Education services	Senior Loan	2/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,017
TIBCO Software, Inc.	Internet software & services	Senior Loan	12/2020	LIBOR+5.5% (1% floor)	6,000	5,715	5,835
TIBCO Software, Inc.	Internet software & services	Bridge loan	12/2020	LIBOR+4.5% (1% floor)	4,900	4,876	4,876
Total Military Management, Inc.	Air freight and logistics	Senior Loan	3/2019	LIBOR+5.75% (1.25% floor)	3,175	3,175	3,179
Total Military Management, Inc.	Air freight and logistics	Senior Loan	3/2019	LIBOR+5.75% (1.25% floor)	9,750	9,758	9,763
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.5% (1% floor)	10,000	10,000	9,650
Yeti Acquisition, LLC	Leisure products	Senior Loan	6/2017	LIBOR+7% (1.25% floor)	5,941	5,983	6,037
Yeti Acquisition, LLC	Leisure products	Senior Loan	6/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,701	3,719	3,617
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	1/2021	LIBOR+5% (1% floor)	9,975	9,975	9,796
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,950	4,950	4,925
					$224,841	$224,422	$222,472
__________________
(1) Represents the current interest rate as of December 31, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process of the Board of Directors described elsewhere herein.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc.	Advertising	Senior Loan	11/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc.	Advertising	Senior Loan	05/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc.	Human resources & employment services	Senior Loan	06/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC	Healthcare services	Senior Loan	10/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC	Consumer electronics	Senior Loan	10/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services	Senior Loan	03/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc.	Leisure facilities	Senior Loan	12/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	Senior Loan	09/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc.	Advertising	Senior Loan	09/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation	Diversified support services	Senior Loan	11/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation	Education services	Senior Loan	02/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC	Education services	Senior Loan	12/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc.	Air freight and logistics	Senior Loan	03/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
Yeti Acquisition, LLC	Leisure products	Senior Loan	06/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
TV Borrower US, LLC	Integrated telecommunications services	Senior Loan	01/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	Senior Loan	11/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	Senior Loan	06/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc.	Internet software & services	Senior Loan	11/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
(1) Represents the current interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
The amortized cost and fair value of the subordinated notes held by us was $61.7 million and $61.8 million, respectively as of December 31, 2014 and $54.0 million at both cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and we earned interest income of $1.2 million on its investments in these notes for the three months ended December 31, 2014. The cost and fair value of the LLC equity interests held by us was $6.9 million and $4.8 million, respectively, as of December 31, 2014, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. We earned dividend income of $1.1 million for the three months ended December 31, 2014 with respect to its LLC equity interests. The LLC equity interest are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014:

	December 31, 2014	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2014: $224,422, and September 30, 2014:$158,799)	$222,472	$158,683
Receivables from secured financing arrangement at fair value (cost: $10,028 and $20,070, respectively)	9,857	19,970
Cash and cash equivalents	6,268	—
Restricted cash	13,499	2,276
Other assets	12,887	5,039
Total assets	$264,983	$185,968

Senior credit facility payable	$130,040	$109,334
Payable for unsettled transaction	54,925	4,750
Subordinated notes payable at fair value (proceeds: $70,541 and $61,696, respectively)	70,663	61,696
Other liabilities	3,919	3,634
Total liabilities	$259,547	$179,414
Members' equity	5,436	6,554
Total liabilities and net assets	$264,983	$185,968

Three months ended December 31, 2014
Selected Statement of Operations Information:
Total revenues	$4,109
Total expenses	2,439
Net unrealized depreciation	(2,267)
Net realized loss	(205)
Net loss	$(802)
SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended December 31, 2014, we sold $89.8 million of senior secured debt investments ($54.9 million of which was unsettled at December 31, 2014) and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $99.8 million cash consideration. We recognized $0.05 million realized loss on these transactions.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings.
Comparison of three months ended December 31, 2014 and December 31, 2013
Total Investment Income
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

Total investment income for the three months ended December 31, 2014 and December 31, 2013 was $76.3 million and $71.3 million, respectively. For the three months ended December 31, 2014, this amount primarily consisted of $56.9 million of interest income from portfolio investments (which included $4.4 million of PIK interest) and $17.9 million of fee income. For the three months ended December 31, 2013, this amount primarily consisted of $54.1 million of interest income from portfolio investments (which included $5.6 million of PIK interest) and $17.1 million of fee income.
The increase in our total investment income for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 was primarily attributable to higher average levels of outstanding debt investments, which was principally due to a net increase of 25 debt investments in our portfolio and fees related to investment activity, partially offset by amortization repayments received on our debt investments.
Expenses
Net expenses for the three months ended December 31, 2014 and December 31, 2013 were $41.1 million and $35.1 million, respectively. Net expenses increased for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 by $6.0 million. This was due primarily to changes in:

•
Base management fees (net of waivers), which was primarily attributable to a 14.5% increase in the fair value of the investment portfolio due to an increase in net investment fundings in the year-over-year period; and

•	Interest expense, which was attributable to a 42.5% increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $5.0 million increase in total investment income and the $6.0 million increase in net expenses, net investment income for the three months ended December 31, 2014 reflected a $1.0 million, or 2.9%, decrease compared to the quarter ended December 31, 2013.
Realized Gain (Loss) on Investments and Secured Borrowings
Realized gain (loss) is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the three months ended December 31, 2014, we recorded investment realization events, including the following:

•
In October 2014, we restructured our investment in Miche Bag, LLC. As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the restructured entity, Miche Group, LLC and recorded a realized loss in the amount of $17.9 million on this transaction;

•
In October 2014, we received a cash payment of $74.4 million from Teaching Strategies, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2014, we received a cash payment of $6.5 million from SugarSync, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In November 2014, we received a cash payment of $8.6 million from Olson + Co., Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In November 2014, we received a cash payment of $5.6 million from American Cadastre, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, we received a cash payment of $35.8 million from Drugtest, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, we received a cash payment of $39.5 million from Charter Brokerage, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In December 2014, we received a cash payment of $27.7 million from CRGT, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In December 2014, we received a cash payment of $12.5 million from Devicor Medical Products, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2014, we received a cash payment of $12.0 million from CT Technologies Intermediate Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2014, we received payments of $178.7 million in connection with syndications of debt investments to other investors, sales of debt investments and repayment of secured borrowings and recorded a net realized gain of $0.3 million on these transactions.

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

•	During the three months ended December 31, 2013, we received payments of $108.9 million in connection with sales of debt investments and recorded a net realized gain of $0.5 million.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2014, we recorded net unrealized depreciation on investments of $48.6 million. This consisted of $57.0 million of net unrealized depreciation on debt investments and $4.7 million of net unrealized depreciation on equity investments, offset by $13.1 million of net reclassifications to realized losses on debt and equity investments (resulting in unrealized appreciation). During the three months ended December 31, 2013, we recorded net unrealized depreciation of $5.7 million. This consisted of $2.7 million of net reclassifications to realized gains (resulting in unrealized depreciation), $1.8 million of net unrealized depreciation on debt investments and $1.2 million of net unrealized depreciation on equity investments.
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
For the three months ended December 31, 2014, we experienced a net decrease in cash and cash equivalents of $22.5 million. During that period, we used $218.3 million of cash in operating activities, primarily for the funding of $722.3 million of investments and net revolvers, partially offset by $435.6 million of principal payments, PIK payments and sale proceeds received and $35.2 million of net investment income. During the same period, cash provided by financing activities was $195.8 million, primarily consisting of $300.1 million of net borrowings under our credit facilities, partially offset by $40.1 million of cash distributions paid and $62.1 million of repayments of secured borrowings.
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
As of December 31, 2014, we had $110.6 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.7 billion, $15.2 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $617.5 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.1 million of unsecured notes payable, $22.2 million of secured borrowings and unfunded commitments of $350.8 million.
As of September 30, 2014, we had $109.0 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.5 billion, $15.2 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $317.4 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $409.9 million of unsecured notes payable, $84.8 million of secured borrowings and unfunded commitments of $325.0 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We generally maintain a universal shelf registration statement that allows for the public offering and sale of our common stock, debt securities and warrants to purchase such securities. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
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
In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of December 31, 2014, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock for the two most recently completed fiscal years and the current fiscal year:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917
February 3, 2014	March 16, 2015	March 31, 2015	0.06
February 3, 2014	April 15, 2015	April 30, 2015	0.06
February 3, 2014	May 15, 2015	May 29, 2015	0.06
February 3, 2014	June 15, 2015	June 30, 2015	0.06
February 3, 2014	July 15, 2015	July 31, 2015	0.06
February 3, 2014	August 14, 2015	August 31, 2015	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through December 31, 2014:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 11, 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their over-allotment option.

On August 22, 2014, we entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which we may sell, from time to time at our sole discretion, up to $100,000,000 of our common stock. Since the inception of the ATM Program, we sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the three months ended December 31, 2014.
Borrowings
SBIC Subsidiaries
Through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. Specifically, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
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
As of December 31, 2014, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.0 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of December 31, 2014, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.7 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of December 31, 2014.
For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $2.4 million and $1.9 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
Wells Fargo Facility

On November 16, 2009, we and Fifth Street Funding, LLC, a consolidated wholly-owned bankruptcy remote special purpose subsidiary ("Funding"), entered into a Loan and Servicing Agreement ("Wells Agreement") with respect to a revolving credit facility (as subsequently amended, the "Wells Fargo facility") with Wells Fargo Bank, National Association ("Wells Fargo"), as successor to Wachovia Bank, National Association ("Wachovia"), Wells Fargo Securities, LLC, as administrative agent, each of the additional institutional and conduit lenders party thereto from time to time, and each of the lender agents party thereto from time to time.
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of December 31, 2014. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense.
While in effect, the Wells Fargo facility permitted up to $150 million of borrowings (subject to collateral requirements) with an accordion feature allowing for future expansion of the facility up to a total of $250 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-month) plus 2.50% per annum, with no LIBOR floor. The maturity date of the Wells Fargo facility was April 25, 2016.
The Wells Fargo facility was secured by all of the assets of Funding, and all of our equity interest in Funding. We used the Wells Fargo facility to fund a portion of our loan origination activities and for general corporate purposes. Each loan origination under the facility was subject to the satisfaction of certain conditions. Our borrowings under the Wells Fargo facility bore interest at a weighted average interest rate of 2.749% for the three months ended December 31, 2013. For the three months ended December 31, 2013, we recorded interest expense of $0.7 million related to the Wells Fargo facility.
ING Facility
On May 27, 2010, we entered into a secured syndicated revolving credit facility (as subsequently amended, the "ING facility") pursuant to a Senior Secured Revolving Credit Agreement ("ING Credit Agreement") with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows us to request letters of credit from ING Capital LLC, as the issuing bank.
As of December 31, 2014, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in any of our SBIC subsidiaries and equity interests in Funding and Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and us. Fifth Street Fund of Funds LLC and FSFC Holdings, Inc. were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. We are currently in compliance with all financial covenants under the ING facility.

Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2014, we had $582.0 million of borrowings outstanding under the ING facility, which had a fair value of $582.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.656% for the three months ended December 31, 2014. For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $2.9 million and $2.8 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement ("Sumitomo Agreement") with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of December 31, 2014, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2014, we had $35.5 million of borrowings outstanding under the Sumitomo facility which had a fair value of $35.5 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.447% for the three months ended December 31, 2014. For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $0.5 million and $0.5 million, respectively, related to the Sumitomo facility.
As of December 31, 2014, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,067 million	$1,478 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.76:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.15:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2014. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended December 31, 2014.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2014.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009. Amounts available are as of December 31, 2014.

Facility	Date	Transaction	Total Facility Amount	Upfront fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million	705 million		582 million	123 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	44 million	(1)	36 million	8 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option
Convertible Notes
On April 12, 2011, we issued $152 million of Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the "Indenture"), between us and Deutsche Bank Trust Company Americas, as trustee (the "Trustee").
The Convertible Notes mature on April 1, 2016 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at December 31, 2014 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the three months ended December 31, 2014 and December 31, 2013, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
As of December 31, 2014, there were $115.0 million Convertible Notes outstanding, which had a fair value of $118.9 million.
2019 Notes
On February 26, 2014, we issued $250.0 million in aggregate principal amount of our 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million. The original issue discount on these notes is amortized on a straight-line basis over the term of the notes.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated February 26, 2014 (collectively, the "2019 Notes Indenture"), between us and the Trustee. The 2019 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes rank equally in right of payment with all of our existing and future liabilities that are not so subordinated. The 2019 Notes effectively rank junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2019 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at our option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2014, we did not repurchase any of the 2019 Notes in the open market.
For the three months ended December 31, 2014, we recorded interest expense of $3.5 million related to the 2019 Notes.
As of December 31, 2014, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $258.2 million.
2024 Notes
On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes (the "2024 Notes") for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012 (collectively, the "2024 Notes Indenture"), between us and the Trustee. The 2024 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol "FSCE" with a par value of $25.00 per share.
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2014 and December 31, 2013, we did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $1.2 million and $1.2 million, respectively, related to the 2024 Notes.
As of December 31, 2014, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.5 million.
2028 Notes
In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% unsecured notes due 2028 (the "2028 Notes") for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters' full exercise of their overallotment option.
The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013 (collectively, the "2028 Notes Indenture"), between us and the Trustee. The 2028 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "FSCFL" with a par value of $25.00 per share.
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2014 and December 31, 2013, we did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2014 and December 31, 2013, we recorded interest expense of $1.4 million and $1.3 million, respectively, related to the 2028 Notes.
As of December 31, 2014, there were $86.3 million 2028 Notes outstanding, which had a fair value of $86.0 million.
Secured Borrowings

We follow the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our Consolidated Statement of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of December 31, 2014, secured borrowings at fair value totaled $22.2 million and the fair value of the loan that is associated with these secured borrowings was $44.2 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2014, there were $62.1 million of repayments on secured borrowings.
As of September 30, 2014, secured borrowings at fair value totaled $84.8 million and the fair value of the investments that are associated with these secured borrowings was $154.0 million. These secured borrowings were the result of the our completion of partial loan sales of two senior secured debt investments totaling $87.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2014, there were $3.0 million of repayments on secured borrowings.
As of December 31, 2014, there were $22.5 million of secured borrowings outstanding, which had a fair value of $22.2 million. As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
For the three months ended December 31, 2014, we recorded interest expense of $0.5 million related to the secured borrowings.
Total interest expense for the three months ended December 31, 2014 and December 31, 2013 was $14.0 million and $10.2 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our only off-balance sheet arrangements consisted of $350.8 million of unfunded commitments, which was comprised of $222.2 million to provide debt financing to certain of our portfolio companies, $106.4 million to provide debt and equity financing to SLF JV I and $22.2 million related to unfunded limited partnership interests. As of September 30, 2014, our only off-balance sheet arrangements consisted of $325.0 million, which was comprised of $185.4 million to provide debt financing to certain of our portfolio companies, $115.0 million to provide debt and equity financing to SLF JV I and $24.6 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of December 31, 2014 and September 30, 2014 is shown in the table below:

	December 31, 2014	September 30, 2014
Senior Loan Fund JV 1, LLC	$106,419	$115,018
Yeti Acquisition, LLC	30,000	15,000
Lift Brands Holdings, Inc.	18,000	20,000
BMC Software Finance, Inc.	15,000	15,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
Deltek, Inc.	9,713	3,213
Ameritox, Ltd.	8,533	—
Trialcard Incorporated	7,800	—
BeyondTrust Software, Inc.	6,495	9,375
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
TIBCO Software, Inc.	5,800	—
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—

InMotion Entertainment Group, LLC	4,951	7,916
Penn Foster, Inc.	4,932	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	4,222	5,944
World 50, Inc.	4,000	4,000
First Choice ER, LLC (1)	3,681	9,181
First American Payment Systems, LP	3,642	5,000
All Web Leads, Inc.	3,500	3,500
Discovery Practice Management, Inc.	3,468	2,682
OmniSYS Acquisition Corporation	2,500	2,500
Teaching Strategies, LLC	2,400	5,000
Idera, Inc.	2,400	—
TransTrade Operators, Inc.	2,194	2,255
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
Webster Capital III, L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Miche Group, LLC	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Tailwind (limited partnership interest)	1,699	1,726
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,433	1,433
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Riverside Fund V, LP (limited partnership interest)	1,381	1,422
Ansira Partners, Inc.	1,190	1,190
Sterling Capital Partners IV, L.P. (limited partnership interest)	1,126	1,126
Phoenix Brands Merger Sub LLC	1,071	1,286
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	1,000	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
RCP Direct II, LP (limited partnership interest)	900	990
Total Military Management, Inc.	857	857
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	666	869
Garretson Firm Resolution Group, Inc.	641	859
Bunker Hill Capital II (QP), LP (limited partnership interest)	620	632
ACON Equity Partners III, LP (limited partnership interest)	502	502
Enhanced Recovery Company, LLC	500	1,500
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
RCP Direct, LP (limited partnership interest)	344	344
Baird Capital Partners V, LP (limited partnership interest)	153	174
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Total	$350,833	$324,954
______________
(1) In addition to our revolving commitment, we have extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of December 31, 2014, the total amount available to the borrower under this delayed draw facility was $26.4 million, and the facility was drawn at $25.0 million as of such date.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of December 31, 2014	Weighted average debt outstanding for the three months ended December 31, 2014	Maximum debt outstanding for the three months December 31, 2014
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	267,395	581,995	301,843	601,995
Sumitomo facility	50,000	35,500	49,685	50,000
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	84,750	22,525	80,358	84,750
Total debt	$1,153,395	$1,391,270	$1,183,136	$1,419,181
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2014
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	64,439	8,862	17,749	17,725	20,103
ING facility	581,995	—	—	581,995	—
Interest due on ING facility	50,992	14,186	28,372	8,434	—
Sumitomo facility	35,500	—	—	—	35,500
Interest due on Sumitomo facility	4,891	856	1,712	1,712	611
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	7,739	6,181	1,558	—	—
Secured borrowings	22,525	—	—	22,525	—
Interest due on secured borrowings	3,450	1,070	2,140	240	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	50,787	12,188	24,375	14,224	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	43,350	4,406	8,813	8,813	21,318
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	70,471	5,283	10,566	10,566	44,056
Total	$1,687,389	$53,032	$210,285	$916,234	$507,838
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2013). We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2011, 2012 and 2013 and do not expect to incur a U.S. federal excise tax for the calendar year 2014. We may incur a federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Sumitomo facility could, under certain circumstances, restrict Funding and Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividend distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
Related Party Transactions
We have entered into an investment advisory agreement with our investment adviser, Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2014 and December 31, 2013, we incurred fees of $22.8 million and $21.1 million, respectively, under the investment advisory agreement. During the three months ended December 31, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2014 and December 31, 2013, we incurred expenses of $2.5 million and $1.7 million, respectively, under the administration agreement.
We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name "Fifth Street." Under this agreement, we will have a right to use the "Fifth Street" name, for so long as Fifth Street Management LLC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "Fifth Street" name. Fifth Street Capital LLC is controlled by Mr. Tannenbaum, our investment adviser's chief executive officer.
Recent Developments
During January 2015, one of our portfolio investments disclosed its substantial financial deterioration that occurred prior to the date of these Consolidated Financial Statements.  As a result, we reflected such information in our valuation of this portfolio investment as of December 31, 2014.  As more information becomes available, we may experience a further mark-down of the fair value of this investment in the future.  The investment may be placed on non-accrual status after the fiscal quarter ended December 31, 2014, as all accrued interest through that date has been paid to us. The investment represents 0.25% of the total portfolio at fair value as of December 31, 2014.
Effective January 21, 2015, our Board of Directors promoted Todd G. Owens to Chief Executive Officer from his former role as President, and also promoted Ivelin M. Dimitrov to President.  Leonard M. Tannenbaum, our former Chief Executive Officer, stepped down effective January 20, 2015.  Mr. Tannenbaum will continue in his role as Chief Executive Officer of our investment adviser.
On February 3, 2015, our Board of Directors declared the following dividends:
• $0.06 per share, payable on March 31, 2015 to stockholders of record on March 16, 2015;
• $0.06 per share, payable on April 30, 2015 to stockholders of record on April 15, 2015;
• $0.06 per share, payable on May 29, 2015 to stockholders of record on May 15, 2015;
• $0.06 per share, payable on June 30, 2015 to stockholders of record on June 15, 2015;
• $0.06 per share, payable on July 31, 2015 to stockholders of record on July 15, 2015; and
• $0.06 per share, payable on August 31, 2015 to stockholders of record on August 14, 2015.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation"). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of December 31, 2014, 75.3% of our debt investment portfolio (at fair value) and 74.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2014 and September 30, 2014 was as follows:

	December 31, 2014		September 30, 2014
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$203,601	10.55%	$181,450	11.05%
1% to under 2%	1,684,290	87.23	1,397,913	85.16
2% to under 3%	27,914	1.45	39,970	2.44
3% and over	14,957	0.77	22,143	1.35
Total	$1,930,762	100.00%	$1,641,476	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest income	Interest expense	Net increase (decrease)
500	$77,600	$(31,400)	$46,200
400	58,300	(25,100)	33,200
300	39,000	(18,800)	20,200
200	19,800	(12,500)	7,300
100	2,400	(6,200)	(3,800)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2014 and September 30, 2014:

	December 31, 2014		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$110,553	$—	$109,046	$—
Prime rate	4,044	135,600	1,040	80,000
LIBOR
30 day	62,809	481,895	62,509	237,395
90 day	1,909,300	34,775	1,546,536	84,750
Fixed rate	664,178	751,250	709,963	751,250
Total	$2,750,884	$1,403,520	$2,429,094	$1,153,395

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes during the three months ended December 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any sales of unregistered securities during the three months ended December 31, 2014. Additionally, we did not issue any shares under our dividend reinvestment plan (“DRIP”).

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Fifth Street Finance Corp. and FSC CT LLC dated as of January 1, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
_______________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.
Date: February 6, 2015
	By:	/s/ Todd G. Owens
Todd G. Owens
Chief Executive Officer and Director

Date: February 6, 2015	By:	/s/ Richard A. Petrocelli
Richard A. Petrocelli
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Administration Agreement by and between Fifth Street Finance Corp. and FSC CT LLC dated as of January 1, 2015.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
______________

*	Filed herewith