Form 10-Q
period 2015-03-31
Fifth Street Finance Corp.
filed 2015-05-11
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 153,340,371 shares of common stock outstanding as of May 8, 2015.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Investments at fair value:
Control investments (cost March 31, 2015: $405,500; cost September 30, 2014: $387,625)	$394,794	$394,872
Affiliate investments (cost March 31, 2015: $37,444; cost September 30, 2014: $37,757)	40,649	40,764
Non-control/Non-affiliate investments (cost March 31, 2015: $2,144,487; cost September 30, 2014: $2,069,301)	2,102,700	2,060,278
Total investments at fair value (cost March 31, 2015: $2,587,431; cost September 30, 2014: $2,494,683)	2,538,143	2,495,914
Cash and cash equivalents	108,747	86,731
Restricted cash	6,388	22,315
Interest, dividends and fees receivable	15,083	15,224
Due from portfolio companies	3,026	22,950
Receivables from unsettled transactions	38,485	4,750
Deferred financing costs	17,682	20,334
Other assets	409	—
Total assets	$2,727,963	$2,668,218
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,015	$3,908
Base management fee payable	12,953	12,372
Part I incentive fee payable	7,340	9,309
Due to FSC CT	2,794	2,464
Interest payable	7,796	5,797
Amounts payable to syndication partners	561	3,817
Credit facilities payable	512,295	317,395
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,187	409,878
Secured borrowings at fair value (proceeds of $22,300 and $84,750 at March 31, 2015 and September 30, 2014, respectively)	22,248	84,803
Total liabilities	1,320,189	1,189,743
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 153,340 shares issued and outstanding at March 31, 2015 and September 30, 2014	1,533	1,533
Additional paid-in-capital	1,649,086	1,649,086
Net unrealized appreciation (depreciation) on investments and secured borrowings	(49,237)	1,178
Net realized loss on investments, secured borrowings and interest rate swap	(171,896)	(152,416)
Accumulated overdistributed net investment income	(21,712)	(20,906)
Total net assets (equivalent to $9.18 and $9.64 per common share at March 31, 2015 and September 30, 2014, respectively) (Note 12)	1,407,774	1,478,475
Total liabilities and net assets	$2,727,963	$2,668,218
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Interest income:
Control investments	$6,215	$3,194	$12,479	$5,613
Affiliate investments	1,072	1,098	2,169	1,864
Non-control/Non-affiliate investments	49,626	49,699	94,796	94,995
Interest on cash and cash equivalents	10	3	20	6
Total interest income	56,923	53,994	109,464	102,478
PIK interest income:
Control investments	1,674	2,542	3,439	4,950
Affiliate investments	212	207	427	542
Non-control/Non-affiliate investments	1,669	2,721	4,093	5,592
Total PIK interest income	3,555	5,470	7,959	11,084
Fee income:
Control investments	384	1,967	1,007	2,534
Affiliate investments	12	12	24	181
Non-control/Non-affiliate investments	5,265	10,508	22,532	26,909
Total fee income	5,661	12,487	23,563	29,624
Dividend and other income:
Control investments	1,838	—	2,976	—
Non-control/Non-affiliate investments	173	181	480	276
Total dividend and other income	2,011	181	3,456	276
Total investment income	68,150	72,132	144,442	143,462
Expenses:
Base management fee	13,064	13,735	27,219	25,794
Part I incentive fee	7,340	8,500	16,054	17,554
Professional fees	982	887	2,146	1,912
Board of Directors fees	189	141	369	296
Interest expense	14,812	12,833	28,804	23,046
Administrator expense	748	538	1,995	1,391
General and administrative expenses	1,657	1,499	3,438	3,252
Total expenses	38,792	38,133	80,025	73,245
Base management fee waived	(111)	(234)	(222)	(234)
Net expenses	38,681	37,899	79,803	73,011
Net investment income	29,469	34,233	64,639	70,451
Unrealized appreciation (depreciation) on investments:
Control investments	(7,484)	2,132	(17,953)	2,552
Affiliate investments	333	182	198	965
Non-control/Non-affiliate investments	5,207	(4,897)	(32,764)	(11,818)
Net unrealized depreciation on investments	(1,944)	(2,583)	(50,519)	(8,301)
Net unrealized appreciation (depreciation) on secured borrowings	(227)	(10)	105	(10)
Realized gain (loss) on investments and secured borrowings:
Affiliate investments	29	—	72	—
Non-control/Non-affiliate investments	(1,921)	(1,540)	(19,552)	1,666
Net realized gain (loss) on investments and secured borrowings	(1,892)	(1,540)	(19,480)	1,666
Net increase (decrease) in net assets resulting from operations	$25,406	$30,100	$(5,255)	$63,806
Net investment income per common share — basic	$0.19	$0.25	$0.42	$0.51
Earnings (loss) per common share — basic	$0.17	$0.22	$(0.03)	$0.46
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,132
Net investment income per common share — diluted	$0.19	$0.24	$0.42	$0.50
Earnings (loss) per common share — diluted	$0.17	$0.21	$(0.03)	$0.45
Weighted average common shares outstanding — diluted	161,130	146,928	161,130	146,922
Distributions per common share	$0.15	$0.25	$0.43	$0.49
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2015	Six months ended March 31, 2014
Operations:
Net investment income	$64,639	$70,451
Net unrealized depreciation on investments	(50,519)	(8,301)
Net unrealized appreciation (depreciation) on secured borrowings	105	(10)
Net realized gain (loss) on investments and secured borrowings	(19,480)	1,666
Net increase (decrease) in net assets resulting from operations	(5,255)	63,806
Stockholder transactions:
Distributions to stockholders	(65,446)	(68,383)
Net decrease in net assets from stockholder transactions	(65,446)	(68,383)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	3,096	6,189
Repurchase of common stock under stock repurchase program	—	(406)
Repurchase of common stock under dividend reinvestment program	(3,096)	(4,781)
Net increase (decrease) in net assets from capital share transactions	—	1,002
Total decrease in net assets	(70,701)	(3,575)
Net assets at beginning of period	1,478,475	1,368,872
Net assets at end of period	$1,407,774	$1,365,297
Net asset value per common share	$9.18	$9.81
Common shares outstanding at end of period	153,340	139,138
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2015	Six months ended March 31, 2014
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$(5,255)	$63,806
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	50,519	8,301
Net unrealized appreciation (depreciation) on secured borrowings	(105)	10
Net realized (gains) losses on investments and secured borrowings	19,480	(1,666)
PIK interest income	(7,959)	(11,084)
Recognition of fee income	(23,563)	(29,624)
Accretion of original issue discount on investments	(711)	(388)
Accretion of original issue discount on unsecured notes payable	309	—
Amortization of deferred financing costs	2,652	3,441
Changes in operating assets and liabilities:
Fee income received	23,578	28,922
Decrease in restricted cash	15,927	—
Increase in interest, dividends and fees receivable	(610)	(8,298)
(Increase) decrease in due from portfolio companies	19,924	(4,281)
Increase in receivables from unsettled transactions	(33,735)	(14,788)
(Increase) decrease in other assets	(409)	187
Increase in accounts payable, accrued expenses and other liabilities	107	2,925
Increase in base management fee payable	581	3,876
Increase (decrease) in Part I incentive fee payable	(1,969)	1,325
Increase in due to FSC CT	330	1,168
Increase in interest payable	1,999	1,968
Decrease in payables from unsettled transactions	—	(31,780)
Increase (decrease) in amounts payable to syndication partners	(3,256)	8,028
Increase in advances received from portfolio companies	—	7,729
Purchases of investments and net revolver activity	(920,700)	(1,108,320)
Principal payments received on investments (scheduled payments)	12,993	23,992
Principal payments received on investments (payoffs)	322,246	106,710
PIK interest income received in cash	1,102	5,714
Proceeds from the sale of investments	481,411	185,916
Net cash used in operating activities	(45,114)	(756,211)
Cash flows from financing activities:
Distributions paid in cash	(62,350)	(62,194)
Borrowings under SBA debentures payable	—	43,250
Borrowings under credit facilities	521,400	804,338
Repayments of borrowings under credit facilities	(326,500)	(415,657)
Proceeds from the issuance of unsecured notes	—	244,403
Proceeds from secured borrowings	—	47,750
Repayments of secured borrowings	(62,324)	—
Repurchases of common stock under stock repurchase program	—	(406)
Repurchases of common stock under dividend reinvestment plan	(3,096)	(4,781)
Deferred financing costs paid	—	(1,913)
Offering costs paid	—	(542)
Net cash provided by financing activities	67,130	654,248
Net increase (decrease) in cash and cash equivalents	22,016	(101,963)
Cash and cash equivalents, beginning of period	86,731	147,359
Cash and cash equivalents, end of period	$108,747	$45,396
Supplemental information:
Cash paid for interest	$23,958	$17,814
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$3,096	$6,189
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$15,170	$15,164	$15,133
LC Facility, 8.5% cash due 12/31/2016 (10)			(2)	—
746,114 Series A Preferred Units			15,359	18,464
746,114 Common Stock Units			5,316	4,266
			35,837	37,863
TransTrade Operators, Inc. (9)	Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	9,499
First Lien Revolver, 8% cash due 5/31/2016		965	965	554
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC			5,200	—
			25,737	10,053
HFG Holdings, LLC (9)(16)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		97,355	97,355	97,351
875,933 Class A Units			22,347	20,769
			119,702	118,120
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		15,391	15,391	15,354
10,104,401 Common Units			10,104	11,784
			25,495	27,138
First Star Speir Aviation 1 Limited (12)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		47,823	47,823	48,431
2,058,411.64 Common Units			2,058	2,542
			49,881	50,973
First Star Bermuda Aviation Limited (12)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,844	24,844	25,461
4,256,042 Common Units			4,294	4,234
			29,138	29,695
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,586	12,586	12,448
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,438	3,438	3,405
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	6,463
			22,971	25,163
Senior Loan Fund JV I, LLC (12)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		80,985	80,985	80,934
87.5% LLC equity interest (6)			8,998	9,024
			89,983	89,958
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, LIBOR+8% cash due 12/18/2016 (14)		1,450	1,450	1,450
100 units in FSFC Miche, Inc.			5,306	4,381
			6,756	5,831
Total Control Investments (28.0% of net assets)			$405,500	$394,794
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,238	$9,238	$9,152
1,080,399 shares of Series A Preferred Stock			1,080	3,808
			10,318	12,960
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		490	479	504
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,671	26,647	26,531
4,668,788 Shares of Preferred Stock			—	654
			27,126	27,689
Total Affiliate Investments (2.9% of net assets)			$37,444	$40,649
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock (6)			$849	$739
			849	739
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,358	4,357	4,379
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,580	11,580	11,517
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			18,203	18,162
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		31,434	31,419	31,167
414,419 Common Units			598	919
			32,017	32,086
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	536
			642	536
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (12)			643	604
			643	604
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,446	9,014
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			14,946	9,014
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		4,454	4,441	4,455
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,642	9,638	9,633
			14,079	14,088
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	7,112
			3,393	7,112
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			380	266
			380	266
Physicians Pharmacy Alliance, Inc. (9)	Healthcare services
First Lien Term Loan, LIBOR+9% cash 1.5% PIK due 1/4/2016 (14)		10,158	10,062	10,103
			10,062	10,103
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	729
			265	729
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		2,038	2,012	1,973
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		34,263	31,431	17,914
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,214	3,186	3,214
			36,629	23,101

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		$34,922	$34,321	$16,821
			34,321	16,821
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,508	16,080	16,414
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,300	38,095	38,151
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,253	1,176	1,251
			55,351	55,816
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		20,920	20,802	20,532
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,762	33,517	32,782
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,384
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,562	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	480
			60,602	58,778
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (12)			847	698
			847	698
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+9.75% cash due 11/4/2018 (14)		24,752	24,691	25,316
Senior Revolver, LIBOR+6% cash due 11/4/2018 (14)		1,500	1,489	1,500
Capex Line, LIBOR+7% cash due 11/4/2018 (14)		1,500	1,500	1,500
			27,680	28,316
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (12)			1,335	1,329
			1,335	1,329
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		29,981	29,871	29,818
317,282.97 Class A Units			317	638
			30,188	30,456
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			796	927
			796	927
Digi-Star Acquisition Holdings, Inc.	Industrial machinery
Subordinated Term Loan, 12% cash 1.5% PIK due 11/18/2017		16,825	16,771	16,825
264.37 Class A Preferred Units			115	127
2,954.87 Class A Common Units			36	380
			16,922	17,332
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (12)			619	619
			619	619
World 50, Inc.	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		7,584	7,527	7,580
Senior Term Loan B, 12.5% cash due 3/30/2017		7,000	6,963	6,990
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(26)	—
			14,464	14,570
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (6)(12)	Multi-sector holdings		$677	$597
			677	597
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	628
50,000 Common Shares (6)			1	34
			501	662
Ansira Partners, Inc. (9)	Advertising
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(14)			(4)	—
250 Preferred Units & 250 Class A Common Units of Ansira Holdings, LLC			250	331
			246	331
Edmentum, Inc.	Education services
Second Lien Term Loan, LIBOR+9.75% (1.5% floor) cash due 5/17/2019 (14)		$17,000	17,000	7,219
			17,000	7,219
I Drive Safely, LLC	Education services
75,000 Class A Common Units of IDS Investments, LLC			1,000	1,015
			1,000	1,015
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		10,378	10,371	10,355
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		8,290	8,287	8,294
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		10,000	9,997	10,000
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	5,724
			30,155	34,373
Specialized Education Services, Inc.	Education services
First Lien Term Loan A, LIBOR+7% (1.5% floor) cash due 6/28/2017 (14)		8,092	8,092	7,950
Subordinated Term Loan B, 11% cash 1.5% PIK due 6/28/2018		18,249	18,249	17,970
			26,341	25,920
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,237	19,237	19,078
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	716
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			19,987	19,794
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			578	526
			578	526
Deltek, Inc. (9)	IT consulting & other services
First Lien Revolver, LIBOR+4.75% (1.25% floor) cash due 10/10/2017 (14)			—	—
			—	—
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (14)		23,304	23,304	23,158
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (14)		658	658	652
			23,962	23,810
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	2,842
			1,500	2,842
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,470	14,470	14,531
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,798
			16,470	17,329
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
Mezzanine Term Loan, 11% cash 1.5% PIK due 6/20/2019		$5,133	$5,133	$5,074
First Lien Revolver, LIBOR+5% (1.25% floor) cash due 12/20/2017 (14)		44	44	43
4,950,000 Preferred Units in GRG Holdings, LP			495	534
50,000 Common Units in GRG Holdings, LP			5	—
			5,677	5,651
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		8,033	8,028	8,029
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)			1,199	1,200
			9,227	9,229
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,866	12,866	12,645
500 units Class A Common Units in Omniplex Holdings Corp.			500	632
			13,366	13,277
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		16,071	16,071	15,994
			16,071	15,994
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		23,250	23,250	23,018
			23,250	23,018
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)		96,955	96,911	96,757
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(14)			(2)	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,373
			98,720	98,130
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		14,986	14,986	15,199
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	1,075
			15,543	16,274
EducationDynamics, LLC	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		13,373	13,373	13,152
			13,373	13,152
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (6)(12)			1,082	1,082
			1,082	1,082
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(397)	—
			(397)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,889
			24,000	23,889
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,446	10,504
			10,446	10,504

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		$10,000	$10,000	$9,825
			10,000	9,825
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			9,714	9,624
			9,714	9,624
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,379	13,379	13,204
			13,379	13,204
2Checkout.com, Inc.	Diversified support services
First Lien Revolver, LIBOR+5% cash due 6/26/2016 (14)		2,150	2,148	2,152
			2,148	2,152
Meritas Schools Holdings, LLC	Education services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 1/23/2021 (14)		19,500	19,500	19,646
			19,500	19,646
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Royal Adhesives and Sealants, LLC	Specialty chemicals
Second Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 1/31/2019 (11) (14)		10,500	10,500	10,601
			10,500	10,601
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,710
50,000 Common Units in AB Group Holdings, LP			500	460
			32,500	32,170
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(14)		7,500	7,500	7,348
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(14)		22,000	22,000	21,553
			29,500	28,901
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	720
			213	720
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,813	13,795	14,051
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		2,904	2,901	2,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		3,710	3,706	3,710
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	906
			21,402	21,571
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		57,050	57,028	57,101
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)(14)			(3)	—
2,000,000 in T5 Investment Vehicle, LLC			2,000	1,628
			59,025	58,729
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	20,000	19,979	19,816
			19,979	19,816
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,746	$5,746	$5,661
450 Class A Preferred Units in Kason Investment, LLC			450	503
5,000 Class A Common Units in Kason Investment, LLC			50	105
			6,246	6,269
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		55,000	54,985	55,269
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		5,500	5,498	5,500
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		49,000	48,967	48,471
			109,450	109,240
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (6)(12)			572	467
			572	467
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (14)		24,000	24,000	23,940
			24,000	23,940
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,265	39,092
2,500,000 Class A Common Units in Vandelay Industries, L.P. (6)			958	3,192
			40,223	42,284
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (14)		8,000	8,000	7,860
			8,000	7,860
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (14)		16,543	16,417	15,964
			16,417	15,964
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)		10,534	10,508	10,533
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(14)			(3)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,136
			11,505	11,669
All Web Leads, Inc.	Advertising
First Lien Term Loan, LIBOR+8% (1% floor) cash due 11/26/2018 (14)		24,731	24,705	24,622
First Lien Revolver, LIBOR+8% (1% floor) cash due 11/26/2018 (10)(14)			(3)	—
			24,702	24,622
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (12)			1,008	1,049
			1,008	1,049
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,313	12,313	12,367
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,290
			15,313	15,657
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		43,165	43,111	43,449
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		2,000	1,987	2,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,856
			47,098	48,305
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			296	284
			296	284
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,567	$9,567	$9,688
50 Series A Preferred Shares in Long's Drugs Incorporated			500	636
			10,067	10,324
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,754	19,766
118,577 Common Stock Warrants (exercise price $10.12)			321	29
			20,075	19,795
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,171
			20,000	20,171
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,926	4,930
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	208
			5,031	5,138
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		35,000	34,923	34,863
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(14)			(6)	—
200,000 Class A Units in CIP OCL Investments, LLC			2,544	2,990
			37,461	37,853
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,732	14,781
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	177
			15,099	14,958
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	2,908
			3,000	2,908
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		22,464	22,425	21,853
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(6)	—
			22,419	21,853
Total Military Management, Inc. (9)	Air freight and logistics
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)		2,539	2,539	2,540
			2,539	2,540
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,852	14,899
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	153
			15,033	15,052
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.75% (1.75% floor) cash due 12/20/2016 (14)		6,600	6,594	6,573
			6,594	6,573
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		33,250	33,250	33,042
			33,250	33,042
Puerto Rico Cable Acquisition Company Inc.	Cable & satellite
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 5/30/2019 (12)(14)		27,000	27,000	27,270
			27,000	27,270
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			$100	$100
			100	100
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		$12,910	12,674	12,135
118.4211 Common Stock Warrants (exercise price $0.01)			—	558
			12,674	12,693
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	14,898	15,113
808,713 Common Stock Warrants (exercise price $0.9274)			113	—
			15,011	15,113
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,043	6,043	6,115
300,000 Class A Common Units in RPLF Holdings, LLC			300	266
			6,343	6,381
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,205
			15,000	15,205
TV Borrower US, LLC (12)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (14)		30,000	30,000	29,100
			30,000	29,100
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (12)			362	362
			362	362
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (12)			1	1
			1	1
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	38,958
			40,000	38,958
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		56,205	56,175	55,669
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(3)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	4,683
			60,672	60,352
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (14)		5,000	4,977	4,796
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (14)		37,000	36,133	34,873
			41,110	39,669
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (14)		7,500	7,487	7,435
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (10)(14)			(1)	—
			7,486	7,435
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (14)		11,000	11,000	10,890
			11,000	10,890
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (14)		8,925	8,925	8,925
			8,925	8,925

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$19,950	$19,950	$19,942
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	604
			20,450	20,546
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		1,968	1,968	1,963
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		34,000	34,000	33,660
			35,968	35,623
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		29,850	29,833	29,841
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (10)(14)			(3)	—
			29,830	29,841
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	16,033	16,065
			16,033	16,065
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		12,422	12,404	12,242
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (10)(14)			(3)	—
			12,401	12,242
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	17,010
			17,000	17,010
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,959	5,061
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	141
			5,004	5,202
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,946	4,895
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	368
			5,006	5,263
Compuware Holdings, LLC	Internet software & services
First Lien Term Loan B1, LIBOR+5.25% (1% floor) cash due 12/11/2019 (14)		3,500	3,500	3,426
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (14)		10,000	9,810	9,721
			13,310	13,147
Survey Sampling International, LLC	Research & consulting services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/31/2020 (14)		1,500	1,500	1,494
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,700	18,373
			20,200	19,867
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/15/2021 (14)		8,800	8,800	8,829
			8,800	8,829
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		8,944	8,604	8,016
			8,604	8,016
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		$95,102	$95,058	$93,288
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		4,267	4,262	4,267
			99,320	97,555
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (14)		11,000	11,000	10,973
			11,000	10,973
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (14)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)		3,990	3,990	3,949
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)			—	—
487.5 Class A Preferred Units			488	502
12,500 Class B Common Units			13	26
			4,491	4,477
TrialCard Incorporated	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2019 (14)		21,068	21,040	20,931
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(14)			(6)	—
			21,034	20,931
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/13/2020 (14)		15,000	14,988	15,000
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(14)			(2)	—
			14,986	15,000
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)		27,500	27,500	27,500
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)			—	—
			27,500	27,500
xMatters, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (14)		15,000	15,000	15,000
200,000 common shares (exercise price $1.78)			—	—
			15,000	15,000
Edge Fitness, LLC	Leisure facilities
First Lien Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)		10,600	10,600	10,600
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)			—	—
			10,600	10,600
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (14)		5,000	5,000	4,963
			5,000	4,963
Total Non-Control/Non-Affiliate Investments (149.4% of net assets)			$2,144,487	$2,102,700
Total Portfolio Investments (180.3% of net assets)			$2,587,431	$2,538,143
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
March 31, 2015
(unaudited)

(1)	All debt investments are income producing unless otherwise noted. Equity is non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Credit Infonet, Inc.	March 11, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
Total Military Management, Inc.	March 1, 2015	- 0.50% on Delayed Draw Term Loan		Tier pricing per loan agreement
JTC Education, Inc.	February 2, 2015	+ 0.25% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
HFG Holdings, LLC	June 12, 2014	+ 2.0% on Term Loan	- 2.0% on Term Loan	Tier pricing per loan agreement
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	+ 0.75% on Senior Term Loan & Revolver - 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Revolver		Tier pricing per loan agreement
Physicians Pharmacy Alliance, Inc.	April 1, 2013	+ 1.0% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Deltek, Inc.	February 1, 2013	- 1.0% on Revolver		Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act, in whole or in part.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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
March 31, 2015
(unaudited)

(16)
The Company, through its investments in HFG Holdings, LLC, acquired a majority equity interest in Healthcare Finance Group, LLC, which provides financing to healthcare companies. The fair value of the Company's debt and equity investments in HFG Holdings approximates the fair value of HFG Holdings' equity investment in Healthcare Finance Group, LLC.

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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
Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the "Company"), an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company is managed by the Investment Adviser.
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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol "FSC." The following table reflects common stock offerings that have occurred from inception through March 31, 2015:

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
As of March 31, 2015, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.0 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.3 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of March 31, 2015, the $225.0 million of SBA-guaranteed debentures held by the Company's SBIC subsidiaries carry a weighted average interest rate of 3.323%.
For the three and six months ended March 31, 2015, the Company recorded interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Consolidated Financial Statements have been made. The financial results of the Company's portfolio investments are not consolidated in the Company's Consolidated Financial Statements. As provided under ASU 2013-08 which amended Accounting Standards Codification ("ASC") 946 – Financial Services – Investment Companies ("ASC 946"), the Company is an investment company as it is regulated under the 1940 Act and is applying guidance in ASC 946.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.5 billion at both March 31, 2015 and September 30, 2014. The portfolio investments represent 180.3% and 168.8% of net assets at March 31, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

•
Separately, independent valuation firms engaged by the Board of Directors prepare preliminary valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company;

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
The fair value of each of the Company's investments at March 31, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Cash and Cash Equivalents:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
Restricted Cash:
As of March 31, 2015, included in restricted cash is $5.8 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company. Additionally, the Company has $0.6 million that is held at Wells Fargo Bank, National Association ("Wells Fargo") that represents collateral for standby letters of credit issued to portfolio companies under the Wells Fargo facility (as defined in Note 6 — Lines of Credit).
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the six months ended March 31, 2015 and March 31, 2014.
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
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings which had a cost basis of $22.3 million in the aggregate, as of March 31, 2015. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity's revenue across industries, transactions and geographies. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
In April 2015, the FASB issued a new accounting standards update that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

statements, however, because the update impacts presentation and disclosure only, the Company does not believe adoption will have a significant impact on its consolidated financial statements.
Note 3. Portfolio Investments
At March 31, 2015, 180.3% of net assets, or $2.5 billion, was invested in 137 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $80.9 million and $9.0 million, respectively. During the same period, 7.7% of net assets, or $108.7 million, was invested in cash and cash equivalents. In comparison, at September 30, 2014, 168.8% of net assets, or $2.5 billion, was invested in 124 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I which had a fair value of $54.0 million and $5.6 million, respectively. During the same period, 5.9% of net assets, or $86.7 million, was invested in cash and cash equivalents. As of March 31, 2015, 80.1% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2015, the Company recorded net realized losses on investments and secured borrowings of $1.9 million and $19.5 million, respectively. During the three and six months ended March 31, 2014, the Company recorded net realized gains (losses) on investments and secured borrowings of $(1.5) million and $1.7 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $2.2 million and $50.4 million, respectively. During the three and six months ended March 31, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $2.6 million and $8.3 million, respectively.

The composition of the Company's investments as of March 31, 2015 and September 30, 2014 at cost and fair value was as follows:

	March 31, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,359,175	$2,296,782	$2,309,405	$2,291,459
Investments in equity securities	138,273	151,403	125,296	144,822
Debt investment in senior loan fund vehicle	80,985	80,934	53,984	53,984
Equity investment in senior loan fund vehicle	8,998	9,024	5,998	5,649
Total	$2,587,431	$2,538,143	$2,494,683	$2,495,914
The composition of the Company's debt investments as of March 31, 2015 and September 30, 2014 at fixed rates and floating rates was as follows:

	March 31, 2015		September 30, 2014
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$620,830	26.11%	$703,967	30.01%
Floating rate debt securities, including subordinated notes of SLF JV I	1,756,886	73.89	1,641,476	69.99
Total	$2,377,716	100.00%	$2,345,443	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of March 31, 2015, by caption on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$2,033,631	$2,033,631
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	315,184	315,184
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	28,901	28,901
Investments in equity securities (preferred)	—	—	28,425	28,425
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	132,002	132,002
Total investments at fair value	$—	$—	$2,538,143	$2,538,143
Secured borrowings relating to senior secured debt investments	—	—	22,248	22,248
Total liabilities at fair value	$—	$—	$22,248	$22,248
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of December 31, 2014	$2,238,204	$297,775	$29,258	$28,012	$128,346	$2,721,595	$22,246
New investments & net revolver activity	171,636	19,262	—	—	7,462	198,360	—
Redemptions/repayments	(381,700)	—	—	—	—	(381,700)	(225)
Net accrual of PIK interest income	1,640	1,021	—	451	—	3,112	—
Accretion of original issue discount	453	—	—	—	—	453	—
Net change in unearned income	116	43	—	—	—	159	—
Net unrealized appreciation (depreciation) on investments	5,186	(2,917)	(357)	(38)	(3,818)	(1,944)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	227
Realized loss on investments	(1,904)	—	—	—	12	(1,892)	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2015	$5,288	$(2,917)	$(357)	$(38)	$(3,818)	$(1,842)	$227

The following table provides a roll-forward in the changes in fair value from December 31, 2013 to March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of December 31, 2013	$1,928,209	$304,033	$29,500	$25,952	$89,018	$2,376,712	$—
New investments & net revolver activity	432,258	14,091	—	1,585	10,269	458,203	—
Proceeds from secured borrowings		—	—	—	—	—	47,750
Redemptions/repayments	(121,777)	(30,000)	—	(189)	—	(151,966)	—
Net accrual of PIK interest income	2,939	635	—	407	—	3,981	—
Accretion of original issue discount	223	—	—	—	—	223	—
Net change in unearned income	208	65	—	—	—	273	—
Net unrealized appreciation (depreciation) on investments	(7,160)	(1,308)	—	(1,903)	7,788	(2,583)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	10
Unrealized adjustments due to deal exits	(545)	—	—	—	—	(545)	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2014	$(7,705)	$(1,308)	$—	$(1,903)	$7,788	$(3,128)	$10

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to March 31, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	877,169	27,001	—	2,488	14,030	920,688	—
Redemptions/repayments	(775,013)	(39,964)	—	—	(2,046)	(817,023)	(62,854)
Net accrual of PIK interest income	3,475	2,484	—	899	—	6,858	—
Accretion of original issue discount	598	—	—	—	113	711	—
Net change in unearned income	468	267	—	—	—	735	—
Net unrealized depreciation on investments	(25,439)	(18,459)	(599)	(258)	(5,764)	(50,519)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	559
Realized gain (loss) on investments	(19,715)	—	—	(1,173)	1,667	(19,221)	—
Realized gain on secured borrowings	—	—	—	—	—	—	(259)
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2015	$(36,281)	$(18,131)	$(599)	$658	$(7,080)	$(61,433)	$300
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to March 31, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,041,596	35,837	—	3,117	27,794	1,108,344	—
Proceeds from secured borrowings	—	—	—	—	—	—	47,750
Redemptions/repayments	(270,320)	(43,757)	—	(339)	(2,695)	(317,111)	—
Net accrual of PIK interest income	4,413	143	—	814	—	5,370	—
Accretion of original issue discount	388	—	—	—	—	388	—
Net change in unearned income	209	221	—	—	—	430	—
Net unrealized appreciation (depreciation)	(9,372)	(1,382)	—	(3,388)	5,841	(8,301)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	10
Unrealized adjustments due to deal exits	(224)	156	—	—	2,200	2,132	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2014	$(9,596)	$(1,226)	$—	$(3,388)	$8,041	$(6,169)	$10

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of March 31, 2015 and September 30, 2014, respectively:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,607,435	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(5.5)%	-	8.0%	1.3%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.4)%	-	6.5%	0.1%
	34,093	Market and income approach	Weighted average cost of capital		19.0%	-	27.0%	24.8%
			Company specific risk premium	(a)	2.0%	-	10.0%	8.3%
			Revenue growth rate		68.8%	-	68.8%	68.8%
	392,103	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	207,322	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	10.0%	3.6%
			Size premium	(a)	1.0%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.1)%	-	0.5%	0.1%
	26,928	Market and income approach	Weighted average cost of capital		19.0%	-	23.0%	20.3%
			Company specific risk premium	(a)	5.0%	-	6.0%	5.3%
			Revenue growth rate		(0.3)%	-	0.0%	(0.3)%
			EBITDA multiple	(b)	20.6x	-	20.6x	20.6x
SLF JV I subordinated debt	80,934	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.6)%	-	(1.6)%	(1.6)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	(1.3)%	-	(1.2)%	(1.2)%
CLO debt	28,901	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
SLF JV I equity	9,024	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	151,403	Market and income approach	Weighted average cost of capital		12.0%	-	34.0%	15.0%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.6%
			Revenue growth rate		0.2%	-	232.6%	5.4%
			EBITDA multiple	(b)	1.4x	-	19.5x	7.6x
			Book value multiple	(b)	1.2x	-	1.3x	1.2x
Total	$2,538,143
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$22,248	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.8)%	-	0.2%	(0.7)%
			Size premium	(a)	1.5%	-	1.5%	1.5%
			Industry premium/(discount)	(a)	0.2%	-	0.2%	0.2%
Total	$22,248
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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
__________

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$512,295	$512,295	$—	$—	$512,295
SBA debentures payable	225,000	200,257	—	—	200,257
Unsecured convertible notes payable	115,000	117,875	—	—	117,875
Unsecured notes payable	410,187	418,236	—	160,361	257,875
Total	$1,262,482	$1,248,663	$—	$160,361	$1,088,302
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
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $322.8 million and $325.0 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of March 31, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of March 31, 2015 and September 30, 2014 is shown in the table below:

	March 31, 2015	September 30, 2014
Senior Loan Fund JV 1, LLC	$85,016	$115,018
Yeti Acquisition, LLC	20,000	15,000
Lift Brands Holdings, Inc.	18,000	20,000
BMC Software Finance, Inc.	15,000	15,000
P2 Upstream Acquisition Co.	10,000	10,000

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
Deltek, Inc.	9,713	3,213
Ameritox, Ltd	8,533	—
Trialcard Incorporated	7,800	—
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
TIBCO Software, Inc.	5,800	—
InMotion Entertainment Group, LLC	5,481	7,916
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Edge Fitness, LLC	4,500	—
First American Payment Systems, LP	4,342	5,000
World 50, Inc.	4,000	4,000
First Choice ER, LLC (1)	3,951	9,181
Motion Recruitment Partners LLC	3,900	—
All Web Leads, Inc.	3,500	3,500
WeddingWire, Inc.	3,000	—
OmniSYS Acquisition Corporation	2,500	2,500
Idera, Inc.	2,400	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Discovery Practice Management, Inc.	1,808	2,682
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,704	1,726
TransTrade Operators, Inc.	1,694	2,255
Webster Capital III, L.P. (limited partnership)	1,638	2,000
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,422	1,433
Riverside Fund V, LP (limited partnership interest)	1,381	1,422
Garretson Firm Resolution Group, Inc.	1,206	859
Teaching Strategies, LLC	1,200	5,000
Ansira Partners, Inc.	1,190	1,190
Phoenix Brands Merger Sub LLC	1,071	1,286
Miche Group, LLC	1,050	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
L Squared Capital Partners (limited partnership interest)	999	1,000
RCP Direct II, LP (limited partnership interest)	900	990
Total Military Management, Inc.	857	857
Sterling Capital Partners IV, L.P. (limited partnership interest)	918	1,126
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	666	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	620	632
RCP Direct, LP (limited partnership interest)	204	344
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	323	502
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	286	5,944
Baird Capital Partners V, LP (limited partnership interest)	153	174
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
Enhanced Recovery Company, LLC	—	1,500

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Total	$322,821	$324,954
_________
 (1) In addition to the Company's revolving commitment, the Company has extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of March 31, 2015, there was no availability under this delayed draw facility which was drawn at $49.0 million as of such date.

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2015		September 30, 2014
Cost:
Senior secured debt	$2,075,723	80.22%	$1,988,739	79.72%
Subordinated debt	253,952	9.81	291,166	11.67
CLO debt	29,500	1.14	29,500	1.18
Subordinated notes of SLF JV I	80,985	3.13	53,984	2.16
LLC equity interests of SLF JV I	8,998	0.35	5,998	0.24
Purchased equity	115,536	4.47	107,465	4.31
Equity grants	3,085	0.12	5,409	0.22
Limited partnership interests	19,652	0.76	12,422	0.50
Total	$2,587,431	100.00%	$2,494,683	100.00%
Fair Value:
Senior secured debt	$2,033,631	80.12%	$1,972,088	79.01%
Subordinated debt	234,250	9.23	289,871	11.61
CLO debt	28,901	1.14	29,500	1.18
Subordinated notes of SLF JV I	80,934	3.19	53,984	2.16
LLC equity interests of SLF JV I	9,024	0.36	5,649	0.23
Purchased equity	124,595	4.91	125,834	5.04
Equity grants	7,736	0.30	7,384	0.30
Limited partnership interests	19,072	0.75	11,604	0.47
Total	$2,538,143	100.00%	$2,495,914	100.00%

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

	March 31, 2015		September 30, 2014
Cost:
Northeast U.S.	$889,078	34.36%	$729,792	29.25%
Southwest U.S.	490,814	18.97	537,232	21.54
Midwest U.S.	433,694	16.76	428,577	17.18
West U.S.	339,728	13.13	268,738	10.77
Southeast U.S.	285,423	11.03	361,198	14.48
International	148,694	5.75	169,146	6.78
Total	$2,587,431	100.00%	$2,494,683	100.00%

Fair Value:
Northeast U.S.	$874,013	34.44%	$738,774	29.61%
Southwest U.S.	461,036	18.16	526,115	21.08
Midwest U.S.	419,330	16.52	428,771	17.18
West U.S.	339,841	13.39	260,173	10.42
Southeast U.S.	294,192	11.59	369,007	14.78
International	149,731	5.90	173,074	6.93
Total	$2,538,143	100.00%	$2,495,914	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015		September 30, 2014
Cost:
Healthcare services	$497,044	19.21%	$374,684	15.03%
Internet software & services	300,843	11.63	157,348	6.31
Education services	168,678	6.52	233,203	9.35
Advertising	137,748	5.32	164,483	6.59
Specialized finance	119,703	4.63	118,726	4.76
Airlines	104,515	4.04	129,116	5.18
Diversified support services	103,481	4.00	117,476	4.71
Multi-sector holdings	99,922	3.86	68,348	2.74
Data processing & outsourced services	92,854	3.57	60,292	2.42
Healthcare equipment	71,383	2.76	75,767	3.04
Application software	65,519	2.53	139,008	5.57
Oil & gas equipment services	65,343	2.52	96,312	3.86
Industrial machinery	64,239	2.48	53,329	2.14
Leisure facilities	62,188	2.40	49,248	1.97
Specialty stores	60,603	2.34	61,256	2.46
IT consulting & other services	52,787	2.04	96,262	3.86
Research & consulting services	51,664	2.00	14,808	0.59
Integrated telecommunication services	49,268	1.90	46,567	1.87
Pharmaceuticals	46,536	1.80	46,380	1.86
Household products	36,630	1.42	37,975	1.52
Construction & engineering	35,837	1.39	34,695	1.39
Human resources & employment services	30,528	1.18	51,097	2.05
Leisure products	30,155	1.17	20,747	0.83
Asset management & custody banks	29,500	1.14	29,500	1.18
Air freight and logistics	28,276	1.09	32,522	1.30
Home improvement retail	27,125	1.05	27,531	1.10
Cable & satellite	27,000	1.04	27,000	1.08
Apparel, accessories & luxury goods	22,069	0.85	35,578	1.43
Consumer electronics	21,402	0.83	18,992	0.76
Auto parts & equipment	16,500	0.64	16,500	0.66
Other diversified financial services	15,511	0.60	15,500	0.62
Security & alarm services	13,366	0.52	13,285	0.53
Food retail	11,000	0.43	—	—
Specialty chemicals	10,500	0.41	13,500	0.54
Thrift & mortgage finance	9,714	0.38	4,056	0.16
Healthcare technology	8,000	0.31	8,000	0.32
Systems software	—	—	5,592	0.22
Total	$2,587,431	100.00%	$2,494,683	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2015		September 30, 2014
Fair Value:
Healthcare services	$499,856	19.69%	$380,347	15.23%
Internet software & services	301,583	11.88	160,509	6.43
Education services	152,889	6.02	231,678	9.28
Advertising	137,171	5.40	164,207	6.58
Specialized finance	118,121	4.65	128,721	5.16
Airlines	107,804	4.25	133,056	5.33
Diversified support services	102,867	4.05	117,600	4.71
Multi-sector holdings	99,405	3.94	67,273	2.70
Data processing & outsourced services	92,480	3.64	59,833	2.40
Healthcare equipment	71,881	2.83	76,296	3.06
Industrial machinery	66,624	2.62	140,262	5.62
Application software	66,211	2.61	54,830	2.20
Leisure facilities	63,382	2.50	49,306	1.98
Specialty stores	58,777	2.32	59,485	2.38
IT consulting & other services	52,564	2.07	97,027	3.89
Research & consulting services	51,446	2.03	14,962	0.60
Integrated Telecommunication Services	48,366	1.91	92,571	3.71
Pharmaceuticals	47,826	1.88	46,488	1.86
Oil & gas equipment services	46,690	1.84	46,630	1.87
Construction & engineering	37,863	1.49	38,582	1.55
Leisure products	34,373	1.35	23,583	0.94
Human resources & employment services	31,275	1.23	51,486	2.06
Asset management & custody banks	28,901	1.14	29,500	1.18
Home improvement retail	27,690	1.09	27,897	1.12
Cable & satellite	27,270	1.07	27,019	1.08
Household products	23,101	0.91	36,678	1.47
Apparel, accessories & luxury goods	21,488	0.85	22,659	0.91
Consumer electronics	21,572	0.85	19,220	0.77
Auto parts & equipment	18,047	0.71	17,507	0.70
Other diversified financial services	15,775	0.62	15,605	0.63
Security & alarm services	13,277	0.52	13,255	0.53
Air freight and logistics	12,593	0.50	20,868	0.84
Food retail	10,890	0.43	—	—
Specialty chemicals	10,601	0.42	13,580	0.54
Thrift & mortgage finance	9,624	0.38	3,966	0.16
Healthcare technology	7,860	0.31	8,083	0.32
Systems software	—	—	5,345	0.21
Total	$2,538,143	100.00%	$2,495,914	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2015 and September 30, 2014, the Company had no single investment that represented greater than 5% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2015 and March 31, 2014 no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Unconsolidated Significant Subsidiaries
In accordance with SEC Regulation S-X Rule 10-01(b)(1), the Company must determine which of its unconsolidated portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that HFG Holdings, LLC is a significant subsidiary for the six months ended March 31, 2015 and March 31, 2014 under at least one of the significance conditions of Rule 10-01(b)(1) of SEC Regulation S-X. As such, the Company has provided summary financial information as shown below:

Statement of operations items	Six months ended March 31, 2015	Six months ended March 31, 2014
Revenues, net of interest expense and provision for loan losses	$12,358	$13,495
Total expenses	13,067	14,098
Net loss	$(709)	$(603)
Additionally, SLF JV I also meets the determination of a significant subsidiary and its summary financial information is presented in the "Senior Loan Fund JV I" heading below. Four additional portfolio companies met the test although their summary financial information was not considered meaningful.
Senior Loan Fund JV I:
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper") to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of March 31, 2015 and September 30, 2014, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
The Company has determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its noncontrolling interest in SLF JV I.
As of March 31, 2015 and September 30, 2014, SLF JV I had total assets of $308.1 million and $186.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $9.0 million and subordinated notes of $80.9 million, at fair value as of March 31, 2015. As of September 30, 2014, the Company's investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 27 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2015 and September 30, 2014, respectively. As of March 31, 2015, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $89.4 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of March 31, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $102.8 million and $68.6 million was funded as of March 31, 2015 and September 30, 2014, respectively, relating to these commitments, of which $90.0 million and $60.0 million, respectively, was from the Company. As of March 31, 2015 and September 30, 2014, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $76.5 million and $103.5 million was unfunded, respectively. As of March 31, 2015 and September 30, 2014, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $8.5 million and $11.5 million was unfunded, respectively. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of March 31, 2015 and September 30, 2014. Borrowings under the facility bore interest at a rate equal to the 3-month

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

LIBOR plus 2.25% per annum with no LIBOR floor as of March 31, 2015. Under the Deutsche Bank facility, $200.0 million and $109.3 million was outstanding as of March 31, 2015 and September 30, 2014, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Senior secured loans (1)	$290,533	$158,451
Weighted average current interest rate on senior secured loans (2)	7.96%	8.09%
Number of borrowers in SLF JV I	27	18
Largest loan to a single borrower (1)	$20,000	$20,000
Total of five largest loans to borrowers (1)	$89,356	$60,000
__________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of March 31, 2015

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,907	$9,860	$9,887
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	9,810	9,810	9,767
AMAG Pharmaceuticals, Inc.	Pharmaceuticals	First Lien	11/20/2020	LIBOR+6.25% (1% floor)	14,625	14,625	14,790
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,875	19,490	19,496
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	8,312	8,291	8,313
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,679	8,695
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,950	19,950	19,745
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,017	20,098
Garretson Firm Resolution Group, Inc.	Diversified support services	First Lien	12/20/2018	LIBOR+5% (1.25% floor)	6,551	6,543	6,469
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,950	9,725	9,925
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	10,000	9,856	9,913
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,033	10,173
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,811	9,811	9,545
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,810	9,810	9,875
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	12,092	12,069	11,849
Meritas Schools Holdings LLC	Education services	First Lien	6/25/2019	LIBOR+5.75% (1.25% floor)	5,831	5,825	5,831
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,422	12,240	12,242
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	5,000	4,889	5,000
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,810	9,810	9,810
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	9,961
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	6,000	5,727	6,011
Total Military Management, Inc.	Air freight and logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	12,757	12,765	12,761
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.5% (1% floor)	10,000	10,000	9,825
TrialCard Incorporated (3)	Healthcare services	First Lien	12/31/2019	LIBOR+5.25% (1% floor)	14,906	14,764	14,810
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	5,766	5,803	5,753
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,727	3,712
						9,530	9,465
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,950	9,951	9,767
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,938	4,939	4,955
					$290,533	$289,009	$288,978
__________
(1) Represents the interest rate as of March 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at March 31, 2015.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight and logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
__________
(1) Represents the interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment was held by both the Company and SLF JV I at September 30, 2014.
The amortized cost and fair value of the subordinated notes held by the Company was $81.0 million and $80.9 million, respectively as of March 31, 2015 and $54.0 million as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and the Company earned interest income of $1.5 million and $2.7 million on its investments in these notes for the three and six months ended March 31, 2015, respectively. The cost and fair value of the LLC equity interests held by the Company was $9.0 million as of March 31, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. The Company earned dividend income of $1.8 million and $3.0 million for the three and six months ended March 31, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015:

	March 31, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2015: $289,009, and September 30, 2014:$158,799)	$288,978	$158,683
Receivables from secured financing arrangement at fair value (cost March 31, 2015: $10,025 and September 30, 2014: $20,070)	9,939	19,970
Cash and cash equivalents	3,953	—
Restricted cash	1,441	2,276
Other assets	3,795	5,039
Total assets	$308,106	$185,968

Senior credit facilities payable	$200,000	$109,334
Payable for unsettled transaction	—	4,750
Subordinated notes payable at fair value (proceeds March 31, 2015: $92,555 and September 30, 2014: $61,696)	92,496	61,696
Other liabilities	5,297	3,634
Total liabilities	$297,793	$179,414
Members' equity	10,313	6,554
Total liabilities and members' equity	$308,106	$185,968

	Three months ended March 31, 2015	Six months ended March 31, 2015
Selected Statement of Operations Information:
Interest income	$5,086	$8,759
Other income	175	623
Total investment income	5,261	9,382
Interest expense	3,016	5,429
Other expenses	95	133
Total expenses (1)	3,111	5,562
Net unrealized appreciation	2,077	150
Net realized loss	(39)	(240)
Net income	$4,188	$3,730
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended March 31, 2015, the Company sold $80.1 million of senior secured debt investments at fair value to SLF JV I in exchange for $80.1 million cash consideration. The Company recognized a $0.7 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayments fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of March 31, 2015 and September 30, 2014 were $2.3 million and $3.0 million, respectively.
As of March 31, 2015, the Company had structured $2.7 million in aggregate exit fees across four portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
 Note 5. Share Data
On August 22, 2014, the Company entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which the Company may sell, from time to time at its sole discretion, up to $100,000,000 of its common stock. Since the inception of the ATM Program, the Company sold 841,456 shares of the Company's common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the three and six months ended March 31, 2015.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$25,406	$30,100	$(5,255)	$63,806
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,132
Earnings (loss) per common share — basic:	$0.17	$0.22	$(0.03)	$0.46
Earnings (loss) per common share — diluted: (1)
Net increase (decrease) in net assets resulting from operations, before adjustments	$25,406	$30,100	$(5,255)	$63,806
Adjustments for interest on convertible notes, base management fees and incentive fees	1,360	1,364	2,722	2,727
Net increase (decrease) in net assets resulting from operations, as adjusted	$26,766	$31,464	$(2,533)	$66,533
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,132
Adjustments for dilutive effect of convertible notes	7,790	7,790	7,790	7,790
Weighted average common shares outstanding — diluted	161,130	146,928	161,130	146,922
Earnings (loss) per common share — diluted:	$0.17	$0.21	$(0.03)	$0.45
__________
(1) For the six months ended March 31, 2015, conversion is not assumed for purposes of computing diluted earnings per share since the effect would be anti-dilutive. Anti-dilution was $0.02 per share for the six months ended March 31, 2015. For the three months ended March 31, 2015, there was no anti-dilution. For the three and six months ended March 31, 2014, there was no anti-dilution.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Board of Directors of the Company has paid, including shares issued under the dividend reinvestment plan ("DRIP"), on its common stock from October 1, 2013 to March 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	14.1 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	9.2 million	56,295	(1)	0.4 million
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
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of March 31, 2015. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.0 million and $1.8 million, respectively, related to the Wells Fargo facility.
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
As of March 31, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of March 31, 2015, the Company had $468.5 million of borrowings outstanding under the ING facility, which had a fair value of $468.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.553% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, the Company recorded interest expense of $4.1 million and $7.0 million, respectively, related to the ING facility. For the three and six months ended March 31, 2014, the Company recorded interest expense of $3.6 million and $6.4 million, respectively, related to the ING facility.

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
As of March 31, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2015, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.453% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, the Company recorded interest expense of $0.5 million and $1.0 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.6 million and $1.1 million, respectively, related to the Sumitomo facility.
As of March 31, 2015, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
Total interest expense for the three and six months ended March 31, 2015 was $14.8 million and $28.8 million, respectively. Total interest expense for the three and six months ended March 31, 2014 was $12.8 million and $23.0 million, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the six months ended March 31, 2015 and March 31, 2014 was as follows:

	Six months ended March 31, 2015	Six months ended March 31, 2014
PIK balance at beginning of period	$39,686	$23,934
Gross PIK interest accrued	12,905	11,084
PIK income reserves (1)	(4,946)	—
PIK interest received in cash	(1,102)	(5,714)
Loan exits and other PIK adjustments	—	(421)
PIK balance at end of period	$46,543	$28,883
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of March 31, 2015, there were four investments on which the Company had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2014, there was one investment on which the Company had stopped accruing cash interest, PIK interest or OID income. As of March 31, 2014, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2015, September 30, 2014 and March 31, 2014 were as follows:

	March 31, 2015				September 30, 2014				March 31, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,342,962	96.02%	$2,326,748	97.86%	$2,345,637	99.25%	$2,339,087	99.73%	$2,547,864	100.00%	$2,551,371	100.00%
PIK non-accrual	31,431	1.29	17,914	0.75	—	—	—	—	—	—	—	—
Cash non-accrual(1)	65,767	2.69	33,054	1.39	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,440,160	100.00%	$2,377,716	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,547,864	100.00%	$2,551,371	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of March 31, 2015, September 30, 2014 and March 31, 2014 was as follows:

	March 31, 2015	September 30, 2014	March 31, 2014
Miche Bag, LLC (2)	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC	PIK non-accrual	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
Edmentum, Inc.	Cash non-accrual (1)	—	—
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)	The Company did not hold this investment at March 31, 2015. See Note 9 for a discussion of the Company's recent realization events.

Income non-accrual amounts for the three and six months ended March 31, 2015 and March 31, 2014 were as follows:

	Three months ended March 31, 2015 (1)	Three months ended March 31, 2014	Six months ended March 31, 2015 (1)	Six months ended March 31, 2014
Cash interest income	$1,710	$—	$1,710	$—
PIK interest income	1,707	—	4,946	—
OID income	—	—	583	—
Total	$3,417	$—	$7,239	$—
 ___________________

(1)	Income non-accrual amounts for the year may include amounts for investments that were no longer held at the end of the period.

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
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2015.

	Three months ended March 31, 2015	Six months ended March 31, 2015
Net increase (decrease) in net assets resulting from operations	$25,406	$(5,255)
Net unrealized depreciation on investments and secured borrowings	2,171	50,414
Book/tax difference due to loan fees	(722)	(1,277)
Book/tax difference due to exit fees	(429)	(858)
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to interest income on certain loans	3,417	6,838
Book/tax difference due to capital losses not recognized	2,242	20,363
Other book-tax differences	(2,011)	(3,455)
Taxable/Distributable Income(1)	$30,052	$66,726
__________

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)
The Company's taxable income for the three and six months ended March 31, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

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
Distributions to stockholders are recorded on the ex-dividend date. The Company is required to distribute annually to its stockholders at least 90% of its net taxable income and net realized short-term capital gains in excess of net realized long-term capital losses for each taxable year in order to be eligible for the tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a dividend all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management's estimate of the Company's annual taxable income. The Company maintains an "opt out" dividend reinvestment plan for its stockholders.
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
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
During the six months ended March 31, 2015, the Company recorded investment realization events, including the following:

•
In October 2014, the Company restructured its investment in Miche Bag, LLC. As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the restructured entity, Miche Group, LLC, and recorded a realized loss in the amount of $17.9 million on this transaction;

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

•
In February 2015, the Company received a cash payment of $27.8 million from Enhanced Recovery Company, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In February 2015, the Company received a cash payment of $17.5 million from HealthEdge Software, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

During the six months ended March 31, 2015, the Company received payments of $481.4 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded a net realized loss of $1.6 million on these transactions.
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
During the six months ended March 31, 2015, the Company recorded net unrealized depreciation on investments of $50.5 million. This consisted of $55.0 million of net unrealized depreciation on debt investments and $8.5 million of net unrealized depreciation on equity investments, offset by $13.0 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the six months ended March 31, 2014, the Company recorded net unrealized depreciation of $8.3 million. This consisted of $10.4 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.7 million of net unrealized appreciation on equity investments.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and six months ended March 31, 2015, the Investment Adviser waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million. Such waiver in no way implies that the Adviser will agree to waive incentive fees in any future period.
For the three and six months ended March 31, 2015, base management fees (net of waivers) were $13.0 million and $27.0 million, respectively. For the three and six months ended March 31, 2014, base management fees (net of waivers) were $13.5 million and $25.6 million, respectively. At March 31, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $13.0 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter (8% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the 2% base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

The second part of the incentive fee ("Part II Incentive Fee" or "capital gain incentive fee") is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
For the three and six months ended March 31, 2015, incentive fees were $7.3 million and $16.1 million, respectively. For the three and six months ended March 31, 2014, incentive fees were $8.5 million and $17.6 million, respectively. At March 31, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $7.3 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.

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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT LLC ("FSC CT") under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three and six months ended March 31, 2015, the Company accrued administrative expenses of $1.2 million, including $0.5 million of general and administrative expenses, which are due to FSC CT and $3.7 million, including $1.7 million of general and administrative expenses, which are due to FSC CT, respectively. At March 31, 2015, $2.8 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended March 31, 2015	Three months ended March 31, 2014	Six months ended March 31, 2015	Six months ended March 31, 2014
Net asset value at beginning of period	$9.17	$9.85	$9.64	$9.85
Net investment income (4)	0.19	0.25	0.42	0.51
Net unrealized depreciation on investments and secured borrowings (4)	(0.02)	(0.03)	(0.32)	(0.07)
Net realized gain (loss) on investments and secured borrowings (4)	(0.01)	(0.01)	(0.13)	0.01
Distributions to stockholders (4)	(0.15)	(0.25)	(0.43)	(0.49)
Net asset value at end of period	$9.18	$9.81	$9.18	$9.81
Per share market value at beginning of period	$8.01	$9.25	$9.18	$10.29
Per share market value at end of period	$7.30	$9.46	$7.30	$9.46
Total return (1)	(7.04)%	4.96%	(16.22)%	(3.25)%
Common shares outstanding at beginning of period	153,340	139,138	153,340	139,041
Common shares outstanding at end of period	153,340	139,138	153,340	139,138
Net assets at beginning of period	$1,405,632	$1,369,968	$1,478,475	$1,368,872
Net assets at end of period	$1,407,774	$1,365,297	$1,407,774	$1,365,297
Average net assets (2)	$1,408,678	$1,373,093	$1,428,871	$1,373,063
Ratio of net investment income to average net assets (5)	8.48%	10.11%	9.07%	10.29%
Ratio of total expenses to average net assets (excluding base management fee waiver) (5)	11.17%	11.26%	11.23%	10.70%
Base management fee waiver effect (5)	(0.03)%	(0.07)%	(0.03)%	(0.04)%
Ratio of net expenses to average net assets	11.14%	11.19%	11.20%	10.66%
Ratio of portfolio turnover to average investments at fair value	3.20%	2.91%	8.42%	5.44%
Weighted average outstanding debt (3)	$1,360,530	$1,124,598	$1,271,599	$975,373
Average debt per share (4)	$8.87	$8.08	$8.29	$7.01
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company's shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date,

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at March 31, 2015 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders may incur dilution. In addition, the Company's stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes. For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the six months ended March 31, 2015.
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
As of March 31, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.9 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2015, the Company recorded interest expense of $3.3 million and $6.8 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.2 million related to the 2019 Notes.
As of March 31, 2015, there were $250.0 million 2019 Notes outstanding, which had a fair value of $257.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2014, the Company recorded interest expense of
$1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.5 million.

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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2015 the Company did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.4 million and $2.7 million respectively, related to the 2028 Notes. For the three and six months ended March 31, 2014, the Company recorded interest expense of $1.3 million and $2.7 million respectively, related to the 2028 Notes.
As of March 31, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.9 million.

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
As of March 31, 2015, secured borrowings at fair value totaled $22.2 million and the fair value of the investments that are associated with these secured borrowings was $57.1 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2015, there were $62.3 million of repayments on secured borrowings.
For the three and six months ended March 31, 2015, the Company recorded interest expense of $0.4 million and $0.9 million, respectively, related to its secured borrowings. For the three and six months ended March 31, 2014, the Company recorded interest expense of $0.2 million related to its secured borrowings.
As of March 31, 2015, there were $22.3 million of secured borrowings outstanding, which had a fair value of $22.2 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2015.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at March 31, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,248	$14,905	$352	$(124)	$15,133
LC Facility, 8.5% cash due 12/31/2016	33	—	4	(4)	—
746,114 Series A Preferred Units	899	17,564	900	—	18,464
746,114 Common Stock Units	—	6,113	—	(1,847)	4,266
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	212	11,109	646	(2,256)	9,499
First Lien Revolver, 8% cash due 5/31/2016	41	—	1,225	(671)	554
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	5,135	96,935	2,282	(1,866)	97,351
875,933 Class A Units	—	31,786	—	(11,017)	20,769
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,081	16,556	601	(1,803)	15,354
10,104,401 Common Units	—	10,329	1,531	(76)	11,784
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 12/15/2015	2,778	61,155	947	(13,671)	48,431
2,058,411.64 Common Units	—	3,572	901	(1,931)	2,542
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	2,001	35,606	863	(11,008)	25,461
4,256,042 Common Units	—	5,839	—	(1,605)	4,234
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	497	11,924	570	(46)	12,448
First Lien Term Loan B, 8.1% PIK due 8/1/2016	137	3,262	157	(14)	3,405
First Lien Revolver, 8% cash due 8/1/2016	120	2,847	5	(5)	2,847
4,100,000 Class A Common Units	—	5,738	725	—	6,463
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	5,643	53,984	27,109	(159)	80,934
87.5% equity interest (5)	2,975	5,650	5,127	(1,753)	9,024
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	77	—	1,450	—	1,450
100 units in FSFC Miche, Inc.	—	—	5,305	(924)	4,381
Total Control Investments	$22,877	$394,874	$52,700	$(52,780)	$394,794
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	557	9,062	183	(93)	9,152
1,080,399 shares of Series A Preferred Stock	—	3,805	130	(127)	3,808
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	39	1,222	6	(724)	504
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,024	26,032	516	(17)	26,531
4,668,788 shares of Preferred Stock	—	643	191	(180)	654
Total Affiliate Investments	$2,620	$40,764	$1,026	$(1,141)	$40,649
Total Control & Affiliate Investments	$25,497	$435,638	$53,726	$(53,921)	$435,443

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2015. Other factors that could cause actual results to differ materially include:

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

Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the investment portfolio:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued either by our capital markets group for quoted investments or our finance department for unquoted investments;

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us;

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
The fair value of all of our investments at March 31, 2015, and September 30, 2014, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
As of March 31, 2015 and September 30, 2014, approximately 93.0% and 93.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2015, we had structured $2.7 million in aggregate exit fees across four portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $46.5 million, or 1.8% of the fair value of our portfolio of investments as of March 31, 2015 and $39.7 million or 1.6% as of September 30, 2014. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2015	September 30, 2014
Cost:
Senior secured debt	80.22%	79.72%
Subordinated debt	9.81	11.67
CLO debt	1.14	1.18
Subordinated notes of SLF JV I	3.13	2.16
LLC equity interests of SLF JV I	0.35	0.24
Purchased equity	4.47	4.31
Equity grants	0.12	0.22
Limited partnership interests	0.76	0.50
Total	100.00%	100.00%

	March 31, 2015	September 30, 2014
Fair value:
Senior secured debt	80.12%	79.01%
Subordinated debt	9.23	11.61
CLO debt	1.14	1.18
Subordinated notes of SLF JV I	3.19	2.16
LLC equity interests of SLF JV I	0.36	0.23
Purchased equity	4.91	5.04
Equity grants	0.30	0.30
Limited partnership interests	0.75	0.47
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2015	September 30, 2014
Cost:
Healthcare services	19.21%	15.03%
Internet software & services	11.63	6.31
Education services	6.52	9.35
Advertising	5.32	6.59
Specialized finance	4.63	4.76
Airlines	4.04	5.18
Diversified support services	4.00	4.71
Multi-sector holdings	3.86	2.74
Data processing & outsourced services	3.57	2.42
Healthcare equipment	2.76	3.04
Application software	2.53	5.57
Oil & gas equipment services	2.52	3.86
Industrial machinery	2.48	2.14
Leisure facilities	2.40	1.97
Specialty stores	2.34	2.46
IT consulting & other services	2.04	3.86
Research & consulting services	2.00	0.59
Integrated telecommunication services	1.90	1.87
Pharmaceuticals	1.80	1.86
Household products	1.42	1.52
Construction & engineering	1.39	1.39
Human resources & employment services	1.18	2.05
Leisure products	1.17	0.83
Asset management & custody banks	1.14	1.18
Air freight and logistics	1.09	1.30
Home improvement retail	1.05	1.10
Cable & satellite	1.04	1.08
Apparel, accessories & luxury goods	0.85	1.43
Consumer electronics	0.83	0.76
Auto parts & equipment	0.64	0.66
Other diversified financial services	0.60	0.62
Security & alarm services	0.52	0.53
Food retail	0.43	—
Specialty chemicals	0.41	0.54
Thrift & mortgage finance	0.38	0.16
Healthcare technology	0.31	0.32
Systems software	—	0.22
Total	100.00%	100.00%

	March 31, 2015	September 30, 2014
Fair value:
Healthcare services	19.69%	15.23%
Internet software & services	11.88	6.43
Education services	6.02	9.28
Advertising	5.40	6.58
Specialized finance	4.65	5.16
Airlines	4.25	5.33
Diversified support services	4.05	4.71
Multi-sector holdings	3.94	2.70
Data processing & outsourced services	3.64	2.40
Healthcare equipment	2.83	3.06
Industrial machinery	2.62	5.62
Application software	2.61	2.20
Leisure facilities	2.50	1.98
Specialty stores	2.32	2.38
IT consulting & other services	2.07	3.89
Research & consulting services	2.03	0.60
Integrated Telecommunication Services	1.91	3.71
Pharmaceuticals	1.88	1.86
Oil & gas equipment services	1.84	1.87
Construction & engineering	1.49	1.55
Leisure products	1.35	0.94
Human resources & employment services	1.23	2.06
Asset management & custody banks	1.14	1.18
Home improvement retail	1.09	1.12
Cable & satellite	1.07	1.08
Household products	0.91	1.47
Apparel, accessories & luxury goods	0.85	0.91
Consumer electronics	0.85	0.77
Auto parts & equipment	0.71	0.70
Other diversified financial services	0.62	0.63
Security & alarm services	0.52	0.53
Air freight and logistics	0.50	0.84
Food retail	0.43	0.00
Specialty chemicals	0.42	0.54
Thrift & mortgage finance	0.38	0.16
Healthcare technology	0.31	0.32
Systems software	—	0.21
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2015 and September 30, 2014:

Investment Ranking	March 31, 2015				September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$41,485	1.63%	0.83		$65,268	2.61%	1.94
2	2,435,637	95.96	4.61		2,424,290	97.14	4.84
3	27,968	1.11	NM	(1)	—	—	—
4	33,053	1.30	NM	(1)	6,356	0.25	NM	(1)
Total	$2,538,143	100.00%	4.57		$2,495,914	100.00%	4.75
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2015, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest and OID income. As of September 30, 2014, there was one investment on which we had stopped accruing cash interest, PIK interest or OID income. As of March 31, 2014, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income.
The percentages of our debt investments at cost and fair value by accrual status for the years ended March 31, 2015, September 30, 2014 and March 31, 2014 were as follows:

	March 31, 2015				September 30, 2014				March 31, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,342,962	96.02%	$2,326,748	97.86%	$2,345,637	99.25%	$2,339,087	99.73%	$2,547,864	100.00%	$2,551,371	100.00%
PIK non-accrual	31,431	1.29	17,914	0.75	—	—	—	—	—	—	—	—
Cash non-accrual(1)	65,767	2.69	33,054	1.39	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,440,160	100.00%	$2,377,716	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,547,864	100.00%	$2,551,371	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2015, September 30, 2014 and March 31, 2014 was as follows:

	March 31, 2015	September 30, 2014	March 31, 2014
Miche Bag, LLC (2)	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC	PIK non-accrual	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
Edmentum, Inc.	Cash non-accrual (1)	—	—
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)	We did not hold this investment at March 31, 2015. See Note 9 for a discussion of our recent realization events.

Income non-accrual amounts for the three and six months ended March 31, 2015 and March 31, 2014 were as follows:

	Three months ended March 31, 2015 (1)	Three months ended March 31, 2014	Six months ended March 31, 2015 (1)	Six months ended March 31, 2014
Cash interest income	$1,710	$—	$1,710	$—
PIK interest income	1,707	—	4,946	—
OID income	—	—	583	—
Total	$3,417	$—	$7,239	$—
 ___________________

(1)	Income non-accrual amounts for the year may include amounts for investments that were no longer held at the end of the period.

Senior Loan Fund JV I, LLC
In May, 2014, we entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of March 31, 2015 and September 30, 2014, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of March 31, 2015 and September 30, 2014, SLF JV I had total assets of $308.1 million and $186.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $9.0 million and subordinated notes of $80.9 million, at fair value as of March 31, 2015. As of September 30, 2014, our investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 27 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2015 and September 30, 2014, respectively. As of March 31, 2015, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $89.4 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of March 31, 2015 and September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $102.8 million and $68.6 million, respectively, was funded as of March 31, 2015 and September 30, 2014 relating to these commitments, of which $90.0 million and $60.0 million, respectively, was from us. As of March 31, 2015 and September 30, 2014, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $76.5 million and $103.5 million was unfunded, respectively. As of March 31, 2015 and September 30, 2014, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $8.5 million and $11.5 million was unfunded, respectively. Additionally, SLF JV I's Deutsche Bank facility has a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of March 31, 2015 and September 30, 2014. Borrowings under the facility bore interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of March 31, 2015. Under the Deutsche Bank facility, $200.0 million and $109.3 million was outstanding as of March 31, 2015 and September 30, 2014, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Senior secured loans (1)	$290,533	$158,451
Weighted average current interest rate on senior secured loans (2)	7.96%	8.09%
Number of borrowers in SLF JV I	27	18
Largest loan to a single borrower (1)	$20,000	$20,000
Total of five largest loans to borrowers (1)	$89,356	$60,000
__________________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

SLF JV I Loan Portfolio as of March 31, 2015

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,907	$9,860	$9,887
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	9,810	9,810	9,767
AMAG Pharmaceuticals, Inc.	Pharmaceuticals	First Lien	11/20/2020	LIBOR+6.25% (1% floor)	14,625	14,625	14,790
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,875	19,490	19,496
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	8,312	8,291	8,313
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,679	8,695
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,950	19,950	19,745
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,017	20,098
Garretson Firm Resolution Group, Inc.	Diversified support services	First Lien	12/20/2018	LIBOR+5% (1.25% floor)	6,551	6,543	6,469
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,950	9,725	9,925
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	10,000	9,856	9,913
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,033	10,173
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,811	9,811	9,545
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,810	9,810	9,875
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	12,092	12,069	11,849
Meritas Schools Holdings LLC	Education services	First Lien	6/25/2019	LIBOR+5.75% (1.25% floor)	5,831	5,825	5,831
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,422	12,240	12,242
Motion Recruitment Partners LLC (3)	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	5,000	4,889	5,000
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,810	9,810	9,810
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	9,961
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	6,000	5,727	6,011
Total Military Management, Inc.	Air freight and logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	12,757	12,765	12,761
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.5% (1% floor)	10,000	10,000	9,825
TrialCard Incorporated (3)	Healthcare services	First Lien	12/31/2019	LIBOR+5.25% (1% floor)	14,906	14,764	14,810
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	5,766	5,803	5,753
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,727	3,712
						9,530	9,465
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,950	9,951	9,767
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,938	4,939	4,955
					$290,533	$289,009	$288,978
__________________
(1) Represents the current interest rate as of March 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in the valuation process of the Board of Directors described elsewhere herein.
(3) This investment is held by both us and SLF JV I at March 31, 2015.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight and logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
 ___________________
(1) Represents the current interest rate as of September 30, 2014. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment was held by both us and SLF JV I at September 30, 2014.
The amortized cost and fair value of the subordinated notes held by us was $81.0 million and $80.9 million, respectively as of March 31, 2015 and $54.0 million at both cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% and we earned interest income of $1.5 million and $2.7 million on our investments in these notes for the three and six months ended March 31, 2015, respectively. The cost and fair value of the LLC equity interests held by us was $9.0 million as of March 31, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. We earned dividend income of $1.8 million and $3.0 million, respectively, for the three and six months ended March 31, 2015 with respect to our LLC equity interests. The LLC equity interest are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015:

	March 31, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2015: $289,009, and September 30, 2014:$158,799)	$288,978	$158,683
Receivables from secured financing arrangement at fair value (cost March 31, 2015: $10,025 and September 30, 2014: $20,070)	9,939	19,970
Cash and cash equivalents	3,953	—
Restricted cash	1,441	2,276
Other assets	3,795	5,039
Total assets	$308,106	$185,968

Senior credit facilities payable	$200,000	$109,334
Payable for unsettled transaction	—	4,750
Subordinated notes payable at fair value (proceeds March 31, 2015: $92,555 and September 30, 2014: $61,696)	92,496	61,696
Other liabilities	5,297	3,634
Total liabilities	$297,793	$179,414
Members' equity	10,313	6,554
Total liabilities and members' equity	$308,106	$185,968

	Three months ended March 31, 2015	Six months ended March 31, 2015
Selected Statement of Operations Information:
Interest income	$5,086	$8,759
Other income	175	623
Total investment income	5,261	9,382
Interest expense	3,016	5,429
Other expenses	95	133
Total expenses (1)	3,111	5,562
Net unrealized appreciation	2,077	150
Net realized loss	(39)	(240)
Net income	$4,188	$3,730
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended March 31, 2015, we sold $80.1 million of senior secured debt investments at fair value in exchange for $80.1 million cash consideration. We recognized $0.7 million realized loss on these transactions.
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

Comparison of three and six months ended March 31, 2015 and March 31, 2014
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income. Fee income consists of the monthly servicing fees, advisory fees, structuring fees and prepayment fees that we receive in connection with its debt investments. These fees are recognized as earned. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the three months ended March 31, 2015 and March 31, 2014 was $68.2 million and $72.1 million, respectively. For the three months ended March 31, 2015, this amount primarily consisted of $60.5 million of interest income from portfolio investments (which included $3.6 million of PIK interest) and $5.7 million of fee income. For the three months ended March 31, 2014, this amount primarily consisted of $59.5 million of interest income from portfolio investments (which included $5.5 million of PIK interest) and $12.5 million of fee income.
Total investment income for the six months ended March 31, 2015 and March 31, 2014 was $144.4 million and $143.5 million, respectively. For the six months ended March 31, 2015, this amount primarily consisted of $117.4 million of interest income from portfolio investments (which included $8.0 million of PIK interest) and $23.6 million of fee income. For the six months ended March 31, 2014, this amount primarily consisted of $113.6 million of interest income from portfolio investments (which included $11.1 million of PIK interest) and $29.6 million of fee income.
The decrease in our total investment income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 was primarily attributable to a decrease in fees earned. The increase in our total investment income for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014 was attributable to an increase in interest and dividend income, partially offset by a decrease in fee income.
Expenses
Net expenses (expenses net of base management fee waivers) for the three months ended March 31, 2015 and March 31, 2014 were $38.7 million and $37.9 million, respectively. Net expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 by $0.8 million. This was due primarily to changes in interest expense, which was attributable to a 21.0% increase in weighted average debt outstanding for the year-over-year period.
Net expenses (expenses net of base management fee waivers) for the six months ended March 31, 2015 and March 31, 2014 were $79.8 million and $73.0 million, respectively. Net expenses increased for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014 by $6.8 million. This was due primarily to changes in interest expense, which was attributable to a 30.4% increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $4.0 million decrease in total investment income and the $0.8 million increase in net expenses, net investment income for the three months ended March 31, 2015 reflected a $4.8 million, or 13.9%, decrease compared to the three months ended March 31, 2014.
As a result of the $1.0 million increase in total investment income and the $6.8 million increase in net expenses, net investment income for the six months ended March 31, 2015 reflected a $5.8 million, or 8.2%, decrease compared to the six months ended March 31, 2014.
Realized Gain (Loss) on Investments and Secured Borrowings
Realized gain (loss) is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the six months ended March 31, 2015, we recorded investment realization events, including the following:

•
In October 2014, we restructured our investment in Miche Bag, LLC. As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the restructured entity, Miche Group, LLC, and recorded a realized loss in the amount of $17.9 million on this transaction;

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

•
In February 2015, we received a cash payment of $27.8 million from Enhanced Recovery Company, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In February 2015, we received a cash payment of $17.5 million from HealthEdge Software, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

During the six months ended March 31, 2015, we received payments of $481.4 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market and repayment of secured borrowings and recorded a net realized loss of $1.6 million on these transactions.
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
During the three months ended March 31, 2015, we recorded net unrealized depreciation on investments of $1.9 million. This consisted of $3.8 million of net unrealized depreciation on equity investments and $0.1 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $2.0 million of net unrealized appreciation on debt investments. During the three months ended March 31, 2014, we recorded net unrealized depreciation of $2.6 million. This consisted of $8.6 million of net unrealized depreciation on debt investments, offset by $5.9 million of net unrealized appreciation on equity investments and $0.1 million of net reclassifications to realized losses (resulting in unrealized appreciation).
During the six months ended March 31, 2015, we recorded net unrealized depreciation on investments of $50.5 million. This consisted of $55.0 million of net unrealized depreciation on debt investments and $8.5 million of net unrealized depreciation on equity investments, offset by $13.0 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the six months ended March 31, 2014, we recorded net unrealized depreciation of $8.3 million. This consisted of $10.4 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $4.7 million of net unrealized appreciation on equity investments.
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
For the six months ended March 31, 2015, we experienced a net increase in cash and cash equivalents of $22.0 million. During that period, we used $45.1 million of cash in operating activities, primarily for the funding of $920.7 million of investments and net revolvers, partially offset by $817.8 million of principal payments, PIK payments and sale proceeds received and $29.5 million of net investment income. During the same period, cash provided by financing activities was $67.1 million, primarily consisting of $194.9 million of net borrowings under our credit facilities, partially offset by $62.4 million of cash distributions paid, $62.3 million of repayments of secured borrowings and $3.1 million of repurchases of common stock under our DRIP.
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
As of March 31, 2015, we had $115.1 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.5 billion, $15.1 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $512.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.2 million of unsecured notes payable, $22.2 million of secured borrowings and unfunded commitments of $322.8 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of March 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock for the two most recently completed fiscal years and the current fiscal year:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	14.1 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	9.2 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06
February 3, 2015	May 15, 2015	May 29, 2015	0.06
February 3, 2015	June 15, 2015	June 30, 2015	0.06
February 3, 2015	July 15, 2015	July 31, 2015	0.06
February 3, 2015	August 14, 2015	August 31, 2015	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through March 31, 2015:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 26, 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 11, 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their over-allotment option.
On August 22, 2014, we entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which we may sell, from time to time at our sole discretion, up to $100,000,000 of our common stock. Since the inception of the ATM Program, we sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the six months ended March 31, 2015.
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
As of March 31, 2015, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.0 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.3 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of March 31, 2015.
For the three and six months ended March 31, 2015, we recorded interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and six months ended March 31, 2014, we recorded interest expense of $2.0 million and $4.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of March 31, 2015. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the three and six months ended March 31, 2014, we recorded interest expense of $1.0 million and $1.8 million, respectively, related to the Wells Fargo facility.
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
As of March 31, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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

As of March 31, 2015, we had $468.5 million of borrowings outstanding under the ING facility, which had a fair value of $468.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.553% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, we recorded interest expense of $4.1 million and $7.0 million, respectively, related to the ING facility. For the three and six months ended March 31, 2014, we recorded interest expense of $3.6 million and $6.4 million, respectively, related to the ING facility.
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
As of March 31, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2015, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.453% for the six months ended March 31, 2015. For the three and six months ended March 31, 2015, we recorded interest expense of $0.5 million and $1.0 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2014, we recorded interest expense of $0.6 million and $1.1 million, respectively, related to the Sumitomo facility.
As of March 31, 2015, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis. The Sumitomo facility does not require us to comply with significant financial covenants:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,180 million	$1,406 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.23:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	4.00:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the three months ended December 31, 2014. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended March 31, 2015.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2014.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of March 31, 2015):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million	705 million		468 million	237 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	59 million	(1)	44 million	15 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at March 31, 2015 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our

Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the six months ended March 31, 2015 and March 31, 2014, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the three and six months ended March 31, 2015, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes. For the three and six months ended March 31, 2014, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
As of March 31, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.9 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2015, we recorded interest expense of $3.3 million and $6.8 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2014, we recorded interest expense of $1.2 million related to the 2019 Notes.
As of March 31, 2015, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $257.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2015 and March 31, 2014, we did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2015, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2014, we recorded interest expense of
$1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.5 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2015 and March 31, 2014, we did not repurchase any of the 2028 Notes in the open market.

For the three and six months ended March 31, 2015, we recorded interest expense of $1.4 million and $2.7 million respectively, related to the 2028 Notes. For the three and six months ended March 31, 2014, we recorded interest expense of $1.3 million and $2.7 million respectively, related to the 2028 Notes.
As of March 31, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.9 million.
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
As of March 31, 2015, secured borrowings at fair value totaled $22.2 million and the fair value of the loan that is associated with these secured borrowings was $57.1 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2015, there were $62.3 million of repayments on secured borrowings.
For the three and six months ended March 31, 2015, we recorded interest expense of $0.4 million and $0.9 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2014, we recorded interest expense of $0.2 million related to our secured borrowings
As of March 31, 2015, there were $22.3 million of secured borrowings outstanding, which had a fair value of $22.2 million. As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
Total interest expense for the three and six months ended March 31, 2015 was $14.8 million and $28.8 million, respectively. Total interest expense for the three and six months ended March 31, 2014 was $12.8 million and $23.0 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, our only off-balance sheet arrangements consisted of $322.8 million of unfunded commitments, which was comprised of $220.5 million to provide debt financing to certain of our portfolio companies, $85.0 million to provide debt and equity financing to SLF JV I and $17.3 million related to unfunded limited partnership interests. As of September 30, 2014, our only off-balance sheet arrangements consisted of $325.0 million, which was comprised of $185.4 million to provide debt financing to certain of our portfolio companies, $115.0 million to provide debt and equity financing to SLF JV I and $24.6 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of March 31, 2015 and September 30, 2014 is shown in the table below:

	March 31, 2015	September 30, 2014
Senior Loan Fund JV 1, LLC	$85,016	$115,018
Yeti Acquisition, LLC	20,000	15,000
Lift Brands Holdings, Inc.	18,000	20,000
BMC Software Finance, Inc.	15,000	15,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
Deltek, Inc.	9,713	3,213
Ameritox, Ltd	8,533	—
Trialcard Incorporated	7,800	—
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
TIBCO Software, Inc.	5,800	—

InMotion Entertainment Group, LLC	5,481	7,916
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Edge Fitness, LLC	4,500	—
First American Payment Systems, LP	4,342	5,000
World 50, Inc.	4,000	4,000
First Choice ER, LLC (1)	3,951	9,181
Motion Recruitment Partners LLC	3,900	—
All Web Leads, Inc.	3,500	3,500
WeddingWire, Inc.	3,000	—
OmniSYS Acquisition Corporation	2,500	2,500
Idera, Inc.	2,400	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Discovery Practice Management, Inc.	1,808	2,682
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,704	1,726
TransTrade Operators, Inc.	1,694	2,255
Webster Capital III, L.P. (limited partnership)	1,638	2,000
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,422	1,433
Riverside Fund V, LP (limited partnership interest)	1,381	1,422
Garretson Firm Resolution Group, Inc.	1,206	859
Teaching Strategies, LLC	1,200	5,000
Ansira Partners, Inc.	1,190	1,190
Phoenix Brands Merger Sub LLC	1,071	1,286
Miche Group, LLC	1,050	—
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
L Squared Capital Partners (limited partnership interest)	999	1,000
RCP Direct II, LP (limited partnership interest)	900	990
Total Military Management, Inc.	857	857
Sterling Capital Partners IV, L.P. (limited partnership interest)	918	1,126
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	666	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	620	632
RCP Direct, LP (limited partnership interest)	204	344
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	323	502
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	286	5,944
Baird Capital Partners V, LP (limited partnership interest)	153	174
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
Enhanced Recovery Company, LLC	—	1,500
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Total	$322,821	$324,954
______________

(1) In addition to our revolving commitment, we have extended a $105.2 million delayed draw term loan facility to First Choice ER, LLC. Specific amounts are made available to the borrower as certain financial requirements are satisfied. As of March 31, 2015, there was no availability under this delayed draw facility which was drawn at $49.0 million as of such date.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of March 31, 2015	Weighted average debt outstanding for the six months ended March 31, 2015	Maximum debt outstanding for the six months ended March 31, 2015
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	267,395	468,495	426,144	651,995
Sumitomo facility	50,000	43,800	44,050	50,000
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	84,750	22,300	51,284	84,750
Total debt	$1,153,395	$1,285,845	$1,272,728	$1,459,862
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of March 31, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	60,044	8,887	17,725	17,749	15,683
ING facility	468,495	—	—	468,495	—
Interest due on ING facility	38,232	11,420	22,840	3,972	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,807	1,062	2,124	2,124	497
Convertible Notes	115,000	—	115,000	—	—
Interest due on Convertible Notes	6,215	6,181	34	—	—
Secured borrowings	22,300	—	22,300	—	—
Interest due on secured borrowings	3,155	1,059	2,096	—	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	47,782	12,188	24,375	11,219	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	42,264	4,406	8,813	8,813	20,232
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	69,169	5,283	10,566	10,566	42,754
Total	$1,558,513	$50,486	$225,873	$772,938	$509,216
Regulated Investment Company Status and Distributions
We elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2012 and 2013 and do not expect to incur a U.S. federal excise tax for the calendar year 2014. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into an investment advisory agreement with our investment adviser, Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2015, we incurred fees of $20.4 million and $43.3 million, respectively, under the investment advisory agreement. During the three and six months ended March 31, 2014, we incurred fees of $22.0 million and $43.1 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the three months ended March 31, 2015 and March 31, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively. Such waiver in no way implies that the Adviser will agree to waive incentive fees in any future period.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2015, we incurred expenses of $1.2 million and $3.7 million, respectively, under the administration agreement. During the three and six months ended March 31, 2014, we incurred expenses of $1.5 million and $3.2 million, respectively, under the administration agreement.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In accordance with applicable loan agreements, certain of our portfolio companies may elect benchmark indices with various tenors on which to base the floating interest rate accruals on their loans, either in whole or in part. For example, if a borrower elects to pay interest at a floating rate that is indexed to the 30-day or 90-day LIBOR rate, the interest rate on the borrowing would be locked at such interest rate for 30 days or 90 days, respectively, at which time the borrower would again elect a rate for the subsequent period. Further, certain of our portfolio companies may elect from time to time to split the total principal balances of their loans between multiple benchmark indices for a given period. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation"). Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of March 31, 2015, 73.9% of our debt investment portfolio (at fair value) and 73.5% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2015 and September 30, 2014 was as follows:

	March 31, 2015		September 30, 2014
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$216,345	12.31%	$181,450	11.05%
1% to under 2%	1,525,948	86.86	1,397,913	85.16
2% to under 3%	—	—	39,970	2.44
3% and over	14,592	0.83	22,143	1.35
Total	$1,756,885	100.00%	$1,641,476	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest income	Interest expense	Net increase (decrease)
500	$78,700	$(26,200)	$52,500
400	61,000	(20,900)	40,100
300	43,300	(15,700)	27,600
200	25,700	(10,400)	15,300
100	8,600	(5,200)	3,400

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2015 and September 30, 2014:

	March 31, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$115,135	$—	$109,046	$—
Prime rate	17,796	—	1,040	80,000
LIBOR
30 day	56,282	512,295	62,509	237,395
90 day	1,726,338	22,300	1,546,536	84,750
Fixed rate	651,577	751,250	709,963	751,250
Total	$2,567,128	$1,285,845	$2,429,094	$1,153,395

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any sales of unregistered securities during the three months ended March 31, 2015. Additionally, we did not issue any shares under our dividend reinvestment plan (“DRIP”).

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
Date: May 8, 2015
	By:	/s/ Todd G. Owens
Todd G. Owens
Chief Executive Officer and Director
Date: May 8, 2015
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