Form 10-Q
period 2015-06-30
Fifth Street Finance Corp.
filed 2015-08-10
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 153,340,371 shares of common stock outstanding as of August 7, 2015.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Investments at fair value:
Control investments (cost June 30, 2015: $281,808; cost September 30, 2014: $387,625)	$268,884	$394,872
Affiliate investments (cost June 30, 2015: $37,421; cost September 30, 2014: $37,757)	41,810	40,764
Non-control/Non-affiliate investments (cost June 30, 2015: $2,067,252; cost September 30, 2014: $2,069,301)	2,024,717	2,060,278
Total investments at fair value (cost June 30, 2015: $2,386,481; cost September 30, 2014: $2,494,683)	2,335,411	2,495,914
Cash and cash equivalents	180,576	86,731
Restricted cash	1,171	22,315
Interest, dividends and fees receivable	12,840	15,224
Due from portfolio companies	2,992	22,950
Receivables from unsettled transactions	60,946	4,750
Deferred financing costs	16,471	20,334
Other assets	317	—
Total assets	$2,610,724	$2,668,218
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,173	$3,908
Base management fee payable	11,966	12,372
Part I incentive fee payable	8,095	9,309
Due to FSC CT	3,127	2,464
Interest payable	10,675	5,797
Amounts payable to syndication partners	10,269	3,817
Payables from unsettled transactions	74,301	—
Credit facilities payable	315,295	317,395
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,254	409,878
Secured borrowings at fair value (proceeds of $22,075 and $84,750 at June 30, 2015 and September 30, 2014, respectively)	21,944	84,803
Total liabilities	1,210,099	1,189,743
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 153,340 shares issued and outstanding at June 30, 2015 and September 30, 2014	1,533	1,533
Additional paid-in-capital	1,649,086	1,649,086
Net unrealized appreciation (depreciation) on investments and secured borrowings	(50,940)	1,178
Net realized loss on investments, secured borrowings and interest rate swap	(182,232)	(152,416)
Accumulated overdistributed net investment income	(16,822)	(20,906)
Total net assets (equivalent to $9.13 and $9.64 per common share at June 30, 2015 and September 30, 2014, respectively) (Note 12)	1,400,625	1,478,475
Total liabilities and net assets	$2,610,724	$2,668,218
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Interest income:
Control investments	$6,152	$3,741	$18,631	$9,354
Affiliate investments	1,085	1,108	3,254	2,971
Non-control/Non-affiliate investments	48,641	53,248	143,437	148,242
Interest on cash and cash equivalents	16	3	36	9
Total interest income	55,894	58,100	165,358	160,576
PIK interest income:
Control investments	1,631	2,563	5,070	7,513
Affiliate investments	216	211	643	752
Non-control/Non-affiliate investments	1,582	3,523	5,675	9,115
Total PIK interest income	3,429	6,297	11,388	17,380
Fee income:
Control investments	561	1,536	1,568	4,070
Affiliate investments	12	12	36	194
Non-control/Non-affiliate investments	7,600	8,135	30,132	35,044
Total fee income	8,173	9,683	31,736	39,308
Dividend and other income:
Control investments	2,274	—	5,250	—
Non-control/Non-affiliate investments	429	194	909	471
Total dividend and other income	2,703	194	6,159	471
Total investment income	70,199	74,274	214,641	217,735
Expenses:
Base management fee	12,145	13,345	39,364	39,139
Part I incentive fee	8,095	8,609	24,149	26,163
Professional fees	849	863	2,995	2,775
Board of Directors fees	175	135	544	431
Interest expense	14,191	14,737	42,995	37,782
Administrator expense	611	715	2,606	2,105
General and administrative expenses	1,822	1,434	5,260	4,688
Total expenses	37,888	39,838	117,913	113,083
Base management fee waived	(179)	(229)	(401)	(463)
Net expenses	37,709	39,609	117,512	112,620
Net investment income	32,490	34,665	97,129	105,115
Unrealized appreciation (depreciation) on investments:
Control investments	(2,217)	1,958	(20,170)	4,510
Affiliate investments	1,184	(314)	1,382	651
Non-control/Non-affiliate investments	(748)	(15,330)	(33,512)	(27,148)
Net unrealized depreciation on investments	(1,781)	(13,686)	(52,300)	(21,987)
Net unrealized appreciation (depreciation) on secured borrowings	79	(45)	184	(55)
Realized gain (loss) on investments and secured borrowings:
Control investments	(4,384)	(299)	(4,384)	(299)
Affiliate investments	—	—	72	—
Non-control/Non-affiliate investments	(5,953)	(348)	(25,505)	1,319
Net realized gain (loss) on investments and secured borrowings	(10,337)	(647)	(29,817)	1,020
Net increase in net assets resulting from operations	$20,451	$20,287	$15,196	$84,093
Net investment income per common share — basic	$0.21	$0.25	$0.63	$0.76
Earnings per common share — basic	$0.13	$0.15	$0.10	$0.60
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,134
Net investment income per common share — diluted	$0.21	$0.25	$0.63	$0.74
Earnings per common share — diluted	$0.13	$0.15	$0.10	$0.60
Weighted average common shares outstanding — diluted	161,131	146,928	161,131	146,924
Distributions per common share	$0.18	$0.25	$0.61	$0.74
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Operations:
Net investment income	$97,129	$105,115
Net unrealized depreciation on investments	(52,300)	(21,987)
Net unrealized appreciation (depreciation) on secured borrowings	184	(55)
Net realized gain (loss) on investments and secured borrowings	(29,817)	1,020
Net increase in net assets resulting from operations	15,196	84,093
Stockholder transactions:
Distributions to stockholders	(93,046)	(103,154)
Net decrease in net assets from stockholder transactions	(93,046)	(103,154)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	4,334	8,364
Repurchase of common stock under stock repurchase program	—	(406)
Repurchase of common stock under dividend reinvestment program	(4,334)	(6,448)
Net increase in net assets from capital share transactions	—	1,510
Total decrease in net assets	(77,850)	(17,551)
Net assets at beginning of period	1,478,475	1,368,872
Net assets at end of period	$1,400,625	$1,351,321
Net asset value per common share	$9.13	$9.71
Common shares outstanding at end of period	153,340	139,189
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,196	$84,093
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	52,300	21,987
Net unrealized appreciation (depreciation) on secured borrowings	(184)	55
Net realized (gains) losses on investments and secured borrowings	29,817	(1,020)
PIK interest income	(11,388)	(17,380)
Recognition of fee income	(31,736)	(39,308)
Accretion of original issue discount on investments	(1,047)	(566)
Accretion of original issue discount on unsecured notes payable	376	—
Amortization of deferred financing costs	3,863	4,759
Changes in operating assets and liabilities:
Fee income received	31,160	37,736
Decrease in restricted cash	21,144	—
(Increase) decrease in interest, dividends and fees receivable	1,658	(6,637)
(Increase) decrease in due from portfolio companies	19,958	(113)
Increase in receivables from unsettled transactions	(56,196)	—
(Increase) decrease in other assets	(317)	107
Increase in accounts payable, accrued expenses and other liabilities	265	2,761
Increase (decrease) in base management fee payable	(406)	3,491
Increase (decrease) in Part I incentive fee payable	(1,214)	1,434
Increase in due to FSC CT	663	1,374
Increase in interest payable	4,878	9,280
Increase (decrease) in payables from unsettled transactions	74,301	(25,716)
Increase in amounts payable to syndication partners	6,452	4,193
Increase in advances received from portfolio companies	—	7,233
Purchases of investments and net revolver activity	(1,147,577)	(1,306,141)
Principal payments received on investments (scheduled payments)	20,998	41,440
Principal payments received on investments (payoffs)	575,070	287,385
PIK interest income received in cash	1,783	6,441
Proceeds from the sale of investments	641,723	234,169
Net cash provided (used) by operating activities	251,540	(648,943)
Cash flows from financing activities:
Distributions paid in cash	(88,712)	(94,790)
Borrowings under SBA debentures payable	—	43,250
Borrowings under credit facilities	621,400	900,338
Repayments of borrowings under credit facilities	(623,500)	(553,157)
Proceeds from the issuance of unsecured notes	—	244,403
Proceeds from secured borrowings	—	47,750
Repayments of secured borrowings	(62,549)	(2,000)
Repurchases of common stock under stock repurchase program	—	(406)
Repurchases of common stock under dividend reinvestment plan	(4,334)	(6,448)
Deferred financing costs paid	—	(2,153)
Offering costs paid	—	(542)
Net cash provided (used) by financing activities	(157,695)	576,245
Net increase (decrease) in cash and cash equivalents	93,845	(72,698)
Cash and cash equivalents, beginning of period	86,731	147,359
Cash and cash equivalents, end of period	$180,576	$74,661
Supplemental information:
Cash paid for interest	$33,992	$23,979
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$4,334	$8,364
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$16,794	$16,794	$16,778
LC Facility, 8.5% cash due 12/31/2016			—	—
746,114 Series A Preferred Units			15,826	18,930
746,114 Common Stock Units			5,316	3,919
			37,936	39,627
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	9,208
First Lien Revolver, 8% cash due 5/31/2016		1,700	1,700	965
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			26,472	10,173
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		7,390	7,390	7,258
10,104,401 Common Units			10,104	10,332
			17,494	17,590
First Star Speir Aviation 1 Limited	Airlines
First Lien Term Loan, 9% cash due 12/15/2015 (12)		47,823	47,823	48,177
2,058,411.64 Common Units			2,058	2,444
			49,881	50,621
First Star Bermuda Aviation Limited	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018 (12)		24,844	24,844	25,036
4,256,042 Common Units			4,294	3,860
			29,138	28,896
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,842	12,842	12,804
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,509	3,509	3,503
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,831
			23,298	24,985
Senior Loan Fund JV I, LLC (12)(16)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		80,985	80,985	81,012
87.5% LLC equity interest (6)			8,998	9,430
			89,983	90,442
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, 8% cash due 12/18/2016		2,300	2,300	2,300
100 units in FSFC Miche, Inc.			5,306	4,250
			7,606	6,550
Total Control Investments (19.2% of net assets)			$281,808	$268,884
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,285	$9,285	$9,366
1,080,399 shares of Series A Preferred Stock			1,080	4,332
			10,365	13,698
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		240	232	256
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,840	26,824	26,811
4,668,788 Shares of Preferred Stock			—	1,045
			27,056	28,112
Total Affiliate Investments (3.0% of net assets)			$37,421	$41,810
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock (6)			$849	$729
			849	729
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,358	4,357	4,397
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,638	11,638	11,659
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			18,261	18,322
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		31,141	31,135	31,408
414,419 Common Units			598	803
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			32,033	32,511
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	536
			642	536
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (12)			643	604
			643	604
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,451	461
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			14,951	461
Psilos Group Partners IV, LP	Multi-sector holdings
2.35% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		4,254	4,245	4,253
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,678	9,685	9,660
			13,930	13,913
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			602	488
			602	488
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	794
			265	794
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		2,038	2,020	2,036
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		35,683	31,453	15,646
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,214	3,195	3,214
			36,668	20,896

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		$35,099	$34,353	$17,821
			34,353	17,821
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,380	16,015	16,294
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,200	38,022	38,034
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,250	1,185	1,248
			55,222	55,576
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		19,815	19,717	19,776
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,856	33,635	33,699
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,401
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,573	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	1,065
			59,646	59,541
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (12)			1,000	851
			1,000	851
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (14)		24,435	24,383	24,879
Senior Revolver, LIBOR+7% cash due 11/4/2018 (14)		1,250	1,242	1,250
Capex Line A, LIBOR+7% cash due 11/4/2018 (14)		1,500	1,500	1,500
Capex Line B, LIBOR+7% cash due 11/4/2018 (14)		250	250	250
			27,375	27,879
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (12)			1,571	1,648
			1,571	1,648
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		30,103	30,004	30,058
317,282.97 Class A Units			317	612
			30,321	30,670
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			800	988
			800	988
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (12)			953	953
			953	953
World 50, Inc. (9)	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		24,688	24,640	24,703
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(22)	—
			24,618	24,703
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (6)(12)	Multi-sector holdings		$677	$597
			677	597
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	640
50,000 Common Shares (6)			1	38
			501	678
Ansira Partners, Inc. (9)	Advertising
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(14)			(3)	—
250 Preferred Units of Ansira Holdings, LLC			250	360
250 Class A Common Units of Ansira Holdings, LLC			—	113
			247	473
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		$2,008	2,008	2,008
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		9,019	9,019	9,019
Unsecured Revolver, 5% cash due 6/9/2020		1,665	1,665	1,665
126,127.80 Class A Common Units			126	126
			12,818	12,818
I Drive Safely, LLC	Education services
75,000 Class A Common Units of IDS Investments, LLC			1,000	870
			1,000	870
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		39,907	39,869	39,865
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		3,379	3,363	3,403
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(14)			(14)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	7,625
			44,718	50,893
Specialized Education Services, Inc.	Education services
First Lien Term Loan A, LIBOR+5.5% (1.5% floor) cash due 6/28/2017 (14)		7,991	7,991	7,991
Subordinated Term Loan B, 11% cash 1.5% PIK due 6/28/2018		18,319	18,319	18,320
			26,310	26,311
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,310	19,310	19,163
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	644
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,060	19,807
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			578	526
			578	526
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (14)		23,304	23,304	23,187
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (14)		1,492	1,492	1,478
			24,796	24,665
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	3,276
			1,500	3,276
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,524	14,524	14,634
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,203
			16,524	16,837
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (14)			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP			495	556
50,000 Common Units in GRG Holdings, LP			5	—
			500	556
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		$7,982	7,980	7,974
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		1,200	1,200	1,200
			9,180	9,174
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,906	12,906	12,696
500 units Class A Common Units in Omniplex Holdings Corp.			500	451
			13,406	13,147
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		16,112	16,112	16,186
			16,112	16,186
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		23,250	23,250	23,018
			23,250	23,018
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)		96,048	96,016	95,706
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(14)			(1)	—
2,000 Preferred Units of AVI Holdings, L.P.			1,811	1,396
			97,826	97,102
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		15,033	15,033	15,233
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	902
			15,590	16,135
EducationDynamics, LLC	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		13,577	13,577	13,459
			13,577	13,459
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (6)(12)			1,200	1,200
			1,200	1,200
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(360)	—
			(360)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,971
			24,000	23,971
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,448	10,498
			10,448	10,498

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		$4,450	$4,450	$4,428
			4,450	4,428
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			10,000	9,910
			10,000	9,910
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,437	13,437	13,274
			13,437	13,274
2Checkout.com, Inc.	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/26/2016 (14)		1,950	1,948	1,951
			1,948	1,951
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,785
50,000 Common Units in AB Group Holdings, LP			500	507
			32,500	32,292
Salus CLO 2012-1, Ltd.	Asset management & custody banks
Class F Deferrable Notes - A, LIBOR+11.5% cash due 3/5/2021 (12)(14)		7,500	7,500	7,461
Class F Deferrable Notes - B, LIBOR+10.85% cash due 3/5/2021 (12)(14)		22,000	22,000	21,886
			29,500	29,347
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	720
			213	720
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,813	13,804	13,619
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		16,021	16,021	15,749
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		3,904	3,903	3,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (10)(14)			(2)	—
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	990
			34,726	34,262
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (14)			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		56,825	56,814	56,628
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (10)(14)			(1)	—
2,000,000 in T5 Investment Vehicle, LLC			2,000	1,170
			58,813	57,798
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	20,000	19,985	20,168
			19,985	20,168
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,771	$5,771	$5,794
450 Class A Preferred Units in Kason Investment, LLC			450	464
5,000 Class A Common Units in Kason Investment, LLC			50	—
			6,271	6,258
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		40,000	39,993	40,406
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (10)(14)			(1)	—
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		79,000	78,984	79,266
			118,976	119,672
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (6)(12)			572	467
			572	467
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (14)		19,000	19,000	18,905
			19,000	18,905
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (14)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,265	39,800
2,500,000 Class A Common Units in Vandelay Industries, L.P. (6)			958	4,766
			40,223	44,566
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (14)		8,000	8,000	7,880
			8,000	7,880
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (14)		16,543	16,422	15,881
			16,422	15,881
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)		10,074	10,059	10,104
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(14)			(2)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,283
			11,057	11,387
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (12)			1,008	1,049
			1,008	1,049
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,375	12,375	12,473
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,578
			15,375	16,051
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		23,015	22,982	22,918
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		4,000	3,992	4,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	3,055
			28,974	29,973
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			296	284
			296	284
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,591	$9,591	$9,748
50 Series A Preferred Shares in Long's Drugs Incorporated			500	724
			10,091	10,472
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,770	19,785
118,577 Common Stock Warrants (exercise price $10.12)			321	33
			20,091	19,818
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,402
			20,000	20,402
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,932	4,937
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	191
			5,037	5,128
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		34,781	34,727	34,630
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(14)			(4)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	3,068
			37,267	37,698
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,755	14,557
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	346
			15,122	14,903
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	2,905
			3,000	2,905
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		21,822	21,794	21,667
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(5)	—
			21,789	21,667
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,861	14,940
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	136
			15,042	15,076
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 6/30/2022 (14)		20,000	20,000	20,000
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 6/30/2020 (14)		26,000	26,000	25,978
			46,000	45,978
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		33,250	33,250	32,994
			33,250	32,994
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			$170	$170
			170	170
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		$12,877	12,653	12,298
118.4211 Common Stock Warrants (exercise price $0.01)			—	558
			12,653	12,856
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	14,904	15,108
808,713 Common Stock Warrants (exercise price $0.9274)			113	—
			15,017	15,108
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,058	6,058	6,129
300,000 Class A Common Units in RPLF Holdings, LLC			300	278
			6,358	6,407
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,170
			15,000	15,170
TV Borrower US, LLC (12)	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (14)		30,000	30,000	29,625
			30,000	29,625
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (12)			757	757
			757	757
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (12)			1	1
			1	1
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	39,083
			40,000	39,083
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		41,102	41,090	41,156
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(1)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	5,727
			45,589	46,883
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (14)		4,975	4,953	4,287
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (14)		37,000	36,163	28,860
			41,116	33,147
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (14)		7,453	7,445	7,392
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (10)(14)			(1)	—
			7,444	7,392
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (14)		11,000	11,000	10,973
			11,000	10,973
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (14)		8,925	8,925	8,925
			8,925	8,925

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$17,858	$17,858	$17,777
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	727
			18,358	18,504
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		1,967	1,967	1,962
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		30,755	30,755	30,448
			32,722	32,410
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		29,700	29,690	29,790
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (10)(14)			(2)	—
			29,688	29,790
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	16,065	16,023
			16,065	16,023
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		12,344	12,333	12,167
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (10)(14)			(2)	—
			12,331	12,167
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	17,006
			17,000	17,006
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,962	4,934
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	211
			5,007	5,145
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,951	4,914
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	111
			5,011	5,025
Compuware Corporation, LLC	Internet software & services
First Lien Term Loan B2, LIBOR+5.25% (1% floor) cash due 12/10/2021 (14)		5,827	5,644	5,705
			5,644	5,705
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,700	18,607
			18,700	18,607
AF Borrower, LLC	IT consulting & other services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 1/28/2022 (14)		8,778	8,778	8,803
			8,778	8,803
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		8,888	8,563	6,755
			8,563	6,755
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		$81,207	$81,180	$80,142
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		3,683	3,680	3,683
			84,860	83,825
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (14)		7,000	7,000	6,965
			7,000	6,965
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (14)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)		3,980	3,980	3,965
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)			—	—
487.5 Class A Preferred Units			488	517
12,500 Class B Common Units			13	41
			4,481	4,523
TrialCard Incorporated	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(14)			(4)	—
			(4)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(14)			(2)	—
			(2)	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)		27,500	27,500	27,460
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)			—	—
			27,500	27,460
xMatters, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (14)		15,000	14,336	14,167
200,000 common stock warrants (exercise price $1.78)			709	687
			15,045	14,854
Edge Fitness, LLC	Leisure facilities
First Lien Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)		10,600	10,600	10,599
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)			—	—
			10,600	10,599
Digital River, Inc.	Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 2/12/2021 (14)		5,000	5,000	5,050
			5,000	5,050
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,071	15,071	15,071
			15,071	15,071
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		3,000	3,000	3,000
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		4,552	4,552	4,552
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		334	334	334
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		170	170	170
			8,056	8,056
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (14)		16,000	16,000	16,000
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757)			—	—
			16,000	16,000
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (14)		$18,532	$18,497	$18,532
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(14)			(11)	—
			18,486	18,532
All Metro Health Care Services, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 3/11/2020		15,701	15,672	15,700
Delayed Draw Term Loan, 10% cash 2% PIK due 3/11/2020 (10)			(6)	—
			15,666	15,700
Total Non-Control/Non-Affiliate Investments (144.6% of net assets)			$2,067,252	$2,024,717
Total Portfolio Investments (166.7% of net assets)			$2,386,481	$2,335,411

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
World 50, Inc.	May 22, 2015	+ 1.75% on Term Loan A		Merger of debt tranches per loan amendment
Phoenix Brands Merger Sub LLC	May 1, 2015	+ 2.75% on Term Loan A & Revolver		Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Credit Infonet, Inc.	March 11, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Revolver		Tier pricing per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act.

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

(16)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2015
(dollar amounts in thousands)
(unaudited)

Financial Statements for transactions during the nine months ended June 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$14,942	$14,925	$14,905
LC Facility, 8.5% cash due 12/31/2016 (10)			(6)	—
746,114 Series A Preferred Units			14,460	17,564
746,114 Common Stock Units			5,316	6,113
			34,695	38,582
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,572	15,572	11,109
First Lien Revolver, 8% cash due 5/31/2016			—	—
596.67 Series A Common Units			—	—
1,403,922 Series A Preferred Units in TransTrade Holdings LLC			2,000	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC			5,200	—
			22,772	11,109
HFG Holdings, LLC (16)	Specialized finance
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019		96,378	96,378	96,935
875,933 Class A Units			22,347	31,786
			118,725	128,721
First Star Aviation, LLC	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		16,840	16,840	16,556
10,104,401 Common Units (6)			10,105	10,328
			26,945	26,884
First Star Speir Aviation 1 Limited (12)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		60,773	60,773	61,155
2,058,411.64 Common Units (6)			2,058	3,572
			62,831	64,727
First Star Bermuda Aviation Limited (12)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		35,045	35,045	35,606
4,293,736 Common Units			4,294	5,839
			39,339	41,445
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		12,088	12,088	11,924
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,301	3,301	3,262
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,738
			22,336	23,771
Senior Loan Fund JV I, LLC (12)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		53,984	53,984	53,984
87.5% LLC equity interest			5,998	5,649
			59,982	59,633
Total Control Investments (26.7% of net assets)			$387,625	$394,872
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,145	$9,145	$9,062
1,080,399 shares of Series A Preferred Stock			1,080	3,805
			10,225	12,867
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016 (14)		1,206	1,203	1,222
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,337	26,329	26,032
4,668,788 Shares of Preferred Stock			—	643
			27,532	27,897
Total Affiliate Investments (2.8% of net assets)			$37,757	$40,764
Non-Control/Non-Affiliate Investments (7)
Fitness Edge, LLC	Leisure facilities
1,000 Common Units (6)			$43	$190
			43	190
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
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			$274	$274
			274	274
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,519	9,518	9,530
50 Series A Preferred Shares in Long's Drugs Incorporated			500	548
			10,018	10,078
American Cadastre, LLC	Systems software
First Lien Revolver, LIBOR+5% (1% floor) cash due 8/14/2015 (14)		5,595	5,592	5,345
			5,592	5,345
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,721	20,294
118,577 Common Stock Warrants (exercise price $10.12)			321	69
			20,042	20,363
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	19,640
			20,000	19,640
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,913	4,998
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			104	79
			5,017	5,077
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		55,000	54,969	55,154
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		2,000	1,998	2,000
200,000 Class A Units in CIP OCL Investments, LLC			2,000	1,755
			58,967	58,909
ShareThis, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 3/5/2018 (14)		15,000	14,686	15,115
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	282
			15,053	15,397
Aegis Toxicology Sciences Corporation	Healthcare services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/24/2021 (14)		18,000	18,000	18,044
			18,000	18,044
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	3,020
			3,000	3,020
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		22,752	22,734	22,873
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(3)	—
			22,731	22,873
Total Military Management, Inc.	Air freight & logistics
First Lien Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)		9,750	9,750	9,759
Delayed Draw Term Loan, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)			—	—
First Lien Revolver, LIBOR+5.75% (1.25% floor) cash due 3/31/2019 (14)			—	—
			9,750	9,759
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,834	14,992
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	17
			15,015	15,009

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

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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
Effective January 2, 2008, the Partnership merged with and into Fifth Street Finance Corp. (the "Company"), an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). The Company is managed by the Investment Adviser.
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
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol "FSC." The following table reflects common stock offerings that have occurred from inception through June 30, 2015:

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
On February 3, 2010, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Act of 1958. On May 15, 2012, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V," and together with FSMP IV, the "SBIC Subsidiaries"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of June 30, 2015, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $138.4 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $65.5 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of June 30, 2015, the $225.0 million of SBA-guaranteed debentures held by the Company's SBIC subsidiaries carry a weighted average interest rate of 3.323%.
For the three and nine months ended June 30, 2015, the Company recorded aggregate interest expense, including amortization of upfront fees, of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.3 billion and $2.5 billion at June 30, 2015 and September 30, 2014, respectively. The portfolio investments represent 166.7% and 168.8% of net assets at June 30, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
The fair value of each of the Company's investments at June 30, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Restricted Cash:
As of June 30, 2015, included in restricted cash was $1.2 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the nine months ended June 30, 2015 and June 30, 2014.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

ASC 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2012, 2013 or 2014. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.
Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that gets redistributed to syndication partners. If not redistributed by the reporting date, such amounts are recorded as payable to syndication partners on the Consolidated Statements of Assets and Liabilities.
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings which had a cost basis of $22.1 million in the aggregate, as of June 30, 2015. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity's revenue across industries, transactions and geographies. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
In April 2015, the FASB issued a new accounting standards update that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements, however, because the update impacts presentation and disclosure only, the Company does not believe adoption will have a significant impact on its Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
At June 30, 2015, 166.7% of net assets, or $2.3 billion, was invested in 132 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $81.0 million and $9.4 million, respectively. During the same period, 12.9% of net assets, or $180.6 million, was invested in cash and cash equivalents. In comparison, at September 30, 2014, 168.8% of net assets, or $2.5 billion, was invested in 124 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $54.0 million and $5.6 million, respectively. During the same period, 5.9% of net assets, or $86.7 million, was invested in cash and cash equivalents. As of June 30, 2015, 78.8% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2015, the Company recorded net realized losses on investments and secured borrowings of $10.3 million and $29.8 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded net realized gains (losses) on investments and secured borrowings of $(0.6) million and $1.0 million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $1.7 million and $52.1 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $13.7 million and $22.0 million, respectively.

The composition of the Company's investments as of June 30, 2015 and September 30, 2014 at cost and fair value was as follows:

	June 30, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,180,695	$2,115,607	$2,309,405	$2,291,459
Investments in equity securities	115,803	129,362	125,296	144,822
Debt investment in SLF JV I	80,985	81,012	53,984	53,984
Equity investment in SLF JV I	8,998	9,430	5,998	5,649
Total	$2,386,481	$2,335,411	$2,494,683	$2,495,914
The composition of the Company's debt investments as of June 30, 2015 and September 30, 2014 at fixed rates and floating rates was as follows:

	June 30, 2015		September 30, 2014
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$525,124	23.91%	$703,967	30.01%
Floating rate debt securities, including subordinated notes of SLF JV I	1,671,495	76.09	1,641,476	69.99
Total	$2,196,619	100.00%	$2,345,443	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of June 30, 2015, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,839,524	$1,839,524
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	327,748	327,748
Investments in debt securities (Collateralized loan obligation, or CLO)	—	—	29,347	29,347
Investments in equity securities (preferred)	—	—	30,974	30,974
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	107,818	107,818
Total investments at fair value	$—	$—	$2,335,411	$2,335,411
Secured borrowings relating to senior secured debt investments	—	—	21,944	21,944
Total liabilities at fair value	$—	$—	$21,944	$21,944
The following table presents the financial instruments carried at fair value as of September 30, 2014, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2015 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
New investments & net revolver activity	189,561	34,361	—	630	2,323	226,875	—
Redemptions/repayments	(383,769)	(12,860)	—	(631)	(23,880)	(421,140)	(225)
Net accrual of PIK interest income	1,442	840	—	467	—	2,749	—
Accretion of original issue discount	335	—	—	—	—	335	—
Net change in unearned income	510	57	—	—	—	567	—
Net unrealized appreciation (depreciation) on investments	6,771	(9,834)	446	1,567	(731)	(1,781)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(79)
Realized loss on investments	(8,957)	—	—	516	(1,896)	(10,337)	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of June 30, 2015	$1,839,524	$327,748	$29,347	$30,974	$107,818	$2,335,411	$21,944
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2015	$(2,437)	$(9,873)	$445	$1,579	$1,746	$(8,540)	$(79)

The following table provides a roll-forward in the changes in fair value from March 31, 2014 to June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of March 31, 2014	$2,234,355	$287,516	$29,500	$25,852	$107,075	$2,684,298	$47,760
New investments & net revolver activity	185,457	7,100	—	1,404	3,862	197,823	—
Redemptions/repayments	(246,376)	—	—	—	—	(246,376)	(2,000)
Net accrual of PIK interest income	2,817	2,330	—	422	—	5,569	—
Accretion of original issue discount	178	—	—	—	—	178	—
Net change in unearned income	592	65	—	—	—	657	—
Net unrealized appreciation (depreciation) on investments	(14,756)	(2,820)	—	(1,128)	5,018	(13,686)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	45
Unrealized adjustments due to deal exits	(646)	—	—	—	—	(646)	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,161,621	$294,191	$29,500	$26,550	$115,955	$2,627,817	$45,805
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2014	$(14,816)	$(2,820)	$—	$(1,128)	$5,018	$(13,746)	$45

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to June 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	1,066,741	61,364	—	3,118	16,354	1,147,577	—
Redemptions/repayments	(1,158,794)	(52,825)	—	(631)	(25,926)	(1,238,176)	(62,784)
Net accrual of PIK interest income	4,917	3,323	—	1,365	—	9,605	—
Accretion of original issue discount	934	—	—	—	113	1,047	—
Net change in unearned income	978	324	—	—	—	1,302	—
Net unrealized depreciation on investments	(18,668)	(28,293)	(153)	1,309	(6,495)	(52,300)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	184
Realized gain (loss) on investments	(28,672)	—	—	(656)	(230)	(29,558)	—
Realized gain on secured borrowings	—	—	—	—	—	—	(259)
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of June 30, 2015	$1,839,524	$327,748	$29,347	$30,974	$107,818	$2,335,411	$21,944
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2015	$(29,097)	$(27,954)	$(153)	$2,232	$4,399	$(50,573)	$(75)
The following table provides a roll-forward in the changes in fair value from September 30, 2013 to June 30, 2014, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,227,027	42,937	—	4,521	31,656	1,306,141	—
Proceeds from secured borrowings	—	—	—	—	—	—	47,750
Redemptions/repayments	(516,204)	(43,756)	—	(339)	(2,695)	(562,994)	(2,000)
Net accrual of PIK interest income	7,230	2,473	—	1,236	—	10,939	—
Accretion of original issue discount	566	—	—	—	—	566	—
Net change in unearned income	801	285	—	—	—	1,086	—
Net unrealized appreciation (depreciation)	(24,128)	(4,202)	—	(4,516)	10,859	(21,987)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	55
Unrealized adjustments due to deal exits	(1,336)	156	—	—	2,200	1,020	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of June 30, 2014	$2,161,621	$294,191	$29,500	$26,550	$115,955	$2,627,817	$45,805
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2014	$(24,412)	$(4,046)	$—	$(4,516)	$13,059	$(19,915)	$55

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of June 30, 2015 and September 30, 2014, respectively:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,462,089	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	8.0%	1.6%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.3)%	-	4.0%	0.1%
	27,993	Market and income approach	Weighted average cost of capital		26.0%	-	27.0%	26.6%
			Company specific risk premium	(a)	10.0%	-	12.0%	11.3%
			Revenue growth rate		(23.6)%	-	68.8%	10.0%
	349,442	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	230,630	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	10.0%	3.5%
			Size premium	(a)	1.0%	-	2.0%	1.3%
			Industry premium/(discount)	(a)	(1.3)%	-	0.6%	0.0%
	16,106	Market and income approach	Weighted average cost of capital		19.0%	-	21.0%	19.1%
			Company specific risk premium	(a)	5.0%	-	7.0%	5.1%
			Revenue growth rate		(5.9)%	-	(0.3)%	(0.4)%
			EBITDA multiple	(b)	6.2x	-	15.4x	15.1x
SLF JV I subordinated debt	81,012	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	(1.5)%	-	(1.5)%	(1.5)%
CLO debt	29,347	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
SLF JV I equity	9,430	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	129,362	Market and income approach	Weighted average cost of capital		7.0%	-	43.0%	16.6%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.7%
			Revenue growth rate		0.4%	-	76.8%	11.2%
			EBITDA multiple	(b)	1.0x	-	21.4x	9.0x
			Book value multiple	(b)	1.2x	-	1.3x	1.2x
Total	$2,335,411
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$21,944	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	0.5%	(0.3)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	0.3%	-	0.3%	0.3%
Total	$21,944
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$315,295	$315,295	$—	$—	$315,295
SBA debentures payable	225,000	203,930	—	—	203,930
Unsecured convertible notes payable	115,000	117,444	—	—	117,444
Unsecured notes payable	410,254	413,454	—	160,121	253,333
Total	$1,065,549	$1,050,123	$—	$160,121	$890,002
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
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $343.5 million and $325.0 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of June 30, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of June 30, 2015 and September 30, 2014 is shown in the table below:

	June 30, 2015	September 30, 2014
Senior Loan Fund JV 1, LLC	$85,016	$115,018
Yeti Acquisition, LLC	40,000	15,000
Lift Brands Holdings, Inc.	16,000	20,000
BMC Software Finance, Inc.	15,000	15,000

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
First Choice ER, LLC	9,451	9,181
Legalzoom.com, Inc.	8,815	—
InMotion Entertainment Group, LLC	8,191	7,916
Ameritox, Ltd	7,367	—
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
Discovery Practice Management, Inc.	5,808	2,682
TIBCO Software, Inc.	5,800	—
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
Trialcard Incorporated	4,900	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Edge Fitness, LLC	4,500	—
First American Payment Systems, LP	3,508	5,000
All Metro Health Care Services, Inc.	3,300	—
World 50, Inc.	3,000	4,000
WeddingWire, Inc.	3,000	—
Motion Recruitment Partners LLC	2,900	—
My Alarm Center, LLC	2,896	—
OmniSYS Acquisition Corporation	2,500	2,500
Idera, Inc.	2,400	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,704	1,726
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,422	1,433
Webster Capital III, L.P. (limited partnership)	1,243	2,000
Teaching Strategies, LLC	1,200	5,000
Ansira Partners, Inc.	1,190	1,190
Phoenix Brands Merger Sub LLC	1,071	1,286
Garretson Firm Resolution Group, Inc.	1,066	859
Riverside Fund V, LP (limited partnership interest)	1,047	1,422
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	999	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
TransTrade Operators, Inc.	959	2,255
RCP Direct II, LP (limited partnership interest)	830	990
Sterling Capital Partners IV, L.P. (limited partnership interest)	800	1,126
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	429	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	398	632
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	323	502
Miche Group, LLC	200	—
RCP Direct, LP (limited partnership interest)	200	344
Drugtest, Inc.	—	10,900
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	—	5,944
Charter Brokerage, LLC	—	4,000
All Web Leads, Inc.	—	3,500
Deltek, Inc.	—	3,213
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

CCCG, LLC	—	1,520
Enhanced Recovery Company, LLC	—	1,500
Total Military Management, Inc.	—	857
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Baird Capital Partners V, LP (limited partnership interest)	—	174
Total	$343,528	$324,954

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2015		September 30, 2014
Cost:
Senior secured debt	$1,874,845	78.56%	$1,988,739	79.72%
Subordinated debt	276,350	11.58	291,166	11.67
CLO debt	29,500	1.24	29,500	1.18
Subordinated notes of SLF JV I	80,985	3.39	53,984	2.16
LLC equity interests of SLF JV I	8,998	0.38	5,998	0.24
Purchased equity	90,412	3.79	107,465	4.31
Equity grants	3,921	0.16	5,409	0.22
Limited partnership interests	21,470	0.90	12,422	0.50
Total	$2,386,481	100.00%	$2,494,683	100.00%
Fair Value:
Senior secured debt	$1,839,524	78.77%	$1,972,088	79.01%
Subordinated debt	246,736	10.56	289,871	11.61
CLO debt	29,347	1.26	29,500	1.18
Subordinated notes of SLF JV I	81,012	3.47	53,984	2.16
LLC equity interests of SLF JV I	9,430	0.40	5,649	0.23
Purchased equity	98,920	4.24	125,834	5.04
Equity grants	9,413	0.40	7,384	0.30
Limited partnership interests	21,029	0.90	11,604	0.47
Total	$2,335,411	100.00%	$2,495,914	100.00%

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

	June 30, 2015		September 30, 2014
Cost:
Northeast U.S.	$743,510	31.16%	$729,792	29.25%
Southwest U.S.	487,995	20.45	537,232	21.54
West U.S.	411,855	17.26	268,738	10.77
Midwest U.S.	350,749	14.70	428,577	17.18
Southeast U.S.	270,699	11.34	361,198	14.48
International	121,673	5.09	169,146	6.78
Total	$2,386,481	100.00%	$2,494,683	100.00%

Fair Value:
Northeast U.S.	$726,897	31.13%	$738,774	29.61%
Southwest U.S.	463,016	19.83	526,115	21.08
West U.S.	411,574	17.62	260,173	10.42
Midwest U.S.	331,423	14.19	428,771	17.18
Southeast U.S.	280,502	12.01	369,007	14.78
International	121,999	5.22	173,074	6.93
Total	$2,335,411	100.00%	$2,495,914	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015		September 30, 2014
Cost:
Healthcare services	$476,999	19.99%	$374,684	15.03%
Internet software & services	297,006	12.45	157,348	6.31
Education services	144,791	6.07	233,203	9.35
Advertising	112,002	4.69	164,483	6.59
Multi-sector holdings	101,453	4.25	68,348	2.74
Airlines	96,514	4.04	129,116	5.18
Diversified support services	94,491	3.96	117,476	4.71
Data processing & outsourced services	90,608	3.80	60,292	2.42
Integrated telecommunication services	88,653	3.71	46,567	1.87
Healthcare equipment	71,286	2.99	75,767	3.04
Oil & gas equipment services	64,705	2.71	96,312	3.86
Pharmaceuticals	61,686	2.58	46,380	1.86
Research & consulting services	60,318	2.53	14,808	0.59
Specialty stores	59,646	2.50	61,256	2.46
Application software	50,479	2.12	139,008	5.57
IT consulting & other services	47,838	2.00	96,262	3.86
Industrial machinery	47,343	1.98	53,329	2.14
Leisure products	44,718	1.87	20,747	0.83
Leisure facilities	44,053	1.85	49,248	1.97
Construction & engineering	37,935	1.59	34,695	1.39
Household products	36,667	1.54	37,975	1.52
Consumer electronics	34,726	1.46	18,992	0.76
Asset management & custody banks	29,500	1.24	29,500	1.18
Home improvement retail	27,056	1.13	27,531	1.10
Air freight & logistics	26,472	1.11	32,522	1.30
Apparel, accessories & luxury goods	22,981	0.96	35,578	1.43
Security & alarm services	21,463	0.90	13,285	0.53
Specialized consumer services	18,487	0.77	—	—
Auto parts & equipment	16,500	0.69	16,500	0.66
Human resources & employment services	15,588	0.65	51,097	2.05
Other diversified financial services	15,517	0.65	15,500	0.62
Food retail	11,000	0.46	—	—
Thrift & mortgage finance	10,000	0.42	4,056	0.16
Healthcare technology	8,000	0.34	8,000	0.32
Specialized finance	—	—	118,726	4.76
Cable & satellite	—	—	27,000	1.08
Specialty chemicals	—	—	13,500	0.54
Systems software	—	—	5,592	0.22
Total	$2,386,481	100.00%	$2,494,683	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2015		September 30, 2014
Fair Value:
Healthcare services	$482,897	20.68%	$380,347	15.24%
Internet software & services	287,267	12.30	160,509	6.43
Education services	130,580	5.59	231,678	9.28
Advertising	111,489	4.77	164,207	6.58
Multi-sector holdings	101,558	4.35	67,273	2.69
Airlines	97,107	4.16	133,056	5.33
Diversified support services	94,327	4.04	117,600	4.71
Data processing & outsourced services	89,575	3.84	59,833	2.40
Integrated telecommunication services	88,459	3.79	46,488	1.86
Healthcare equipment	71,599	3.07	76,296	3.06
Pharmaceuticals	62,781	2.69	46,630	1.87
Research & consulting services	60,316	2.58	14,962	0.60
Specialty stores	59,539	2.55	59,485	2.38
Application software	52,731	2.26	140,262	5.62
Industrial machinery	51,554	2.21	54,830	2.20
Leisure products	50,893	2.18	23,583	0.94
IT consulting & other services	47,515	2.03	97,027	3.89
Oil & gas equipment services	46,242	1.98	92,571	3.71
Leisure facilities	45,095	1.93	49,306	1.98
Construction & engineering	39,628	1.70	38,582	1.55
Consumer electronics	34,263	1.47	19,220	0.77
Asset management & custody banks	29,347	1.26	29,500	1.18
Home improvement retail	28,111	1.20	27,897	1.12
Apparel, accessories & luxury goods	22,602	0.97	22,659	0.91
Security & alarm services	21,203	0.91	13,255	0.53
Household products	20,897	0.89	36,678	1.47
Specialized consumer services	18,532	0.79	—	0.00
Auto parts & equipment	18,446	0.79	17,507	0.70
Human resources & employment services	16,136	0.69	51,486	2.06
Other diversified financial services	15,786	0.68	15,605	0.63
Food retail	10,973	0.47	—	—
Air freight & logistics	10,173	0.44	20,868	0.84
Thrift & mortgage finance	9,910	0.42	3,966	0.16
Healthcare technology	7,880	0.32	8,083	0.32
Specialized finance	—	—	128,721	5.16
Cable & satellite	—	—	27,019	1.08
Specialty chemicals	—	—	13,580	0.54
Systems software	—	—	5,345	0.21
Total	$2,335,411	100.00%	$2,495,914	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2015 and September 30, 2014, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2015 and June 30, 2014 no individual investment produced income that exceeded 10% of investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Unconsolidated Significant Subsidiaries
In accordance with SEC Regulation S-X Rule 10-01(b)(1), the Company must determine which of its unconsolidated portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that SLF JV I is a significant subsidiary for the nine months ended June 30, 2015 and June 30, 2014 under at least one of the significance conditions of Rule 10-01(b)(1) of SEC Regulation S-X. As such its summary financial information is presented in the "Senior Loan Fund JV I LLC" heading below. The Company also determined that three additional portfolio companies may be deemed to be significant subsidiaries under at least one of the significance conditions of Rule 10-01(b)(1) of SEC Regulation S-X for the nine months ended June 30, 2015, but the Company believes that financial information with respect to such portfolio companies is not material to the readers of its financial statements and will not impact their interpretation of its results of operations.
Senior Loan Fund JV I LLC:
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper") to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of June 30, 2015 and September 30, 2014, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of June 30, 2015 and September 30, 2014, SLF JV I had total assets of $348.9 million and $186.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $9.4 million and subordinated notes of $81.0 million, at fair value as of June 30, 2015. As of September 30, 2014, the Company's investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 27 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2015 and September 30, 2014, respectively. As of June 30, 2015, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $30.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $108.7 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of June 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $102.8 million and $68.6 million was funded as of June 30, 2015 and September 30, 2014, respectively, relating to these commitments, of which $90.0 million and $60.0 million, respectively, was from the Company. As of June 30, 2015 and September 30, 2014, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $76.5 million and $103.5 million was unfunded, respectively. As of June 30, 2015 and September 30, 2014, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $8.5 million and $11.5 million was unfunded, respectively. Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of June 30, 2015 and September 30, 2014. Borrowings under the facility are secured by all of the assets of SLF JV I and all of the equity interests in SLF JV I and bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of June 30, 2015. Under the Deutsche Bank facility, $199.4 million and $109.3 million was outstanding as of June 30, 2015 and September 30, 2014, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Senior secured loans (1)	$313,233	$158,451
Weighted average current interest rate on senior secured loans (2)	7.91%	8.09%
Number of borrowers in SLF JV I	27	18
Largest loan to a single borrower (1)	$30,000	$20,000
Total of five largest loans to borrowers (1)	$108,704	$60,000
__________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of June 30, 2015

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,815	$9,771	$9,780
AMAG Pharmaceuticals, Inc.	Pharmaceuticals	First Lien	11/20/2020	LIBOR+6.25% (1% floor)	14,250	14,250	14,428
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,750	19,388	19,531
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	7,349	7,331	7,328
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,975	9,877	9,883
Compuware Corporation (3)	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,412	3,371	3,366
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	4,123	4,054	4,036
Total Compuware Corporation						7,425	7,402
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,683	8,683
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,900	19,900	19,825
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	30,000	30,089	30,154
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,184	6,184	6,178
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,925	9,709	9,931
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	9,937	9,800	9,857
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,031	9,868
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,531	9,531	9,386
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,975	9,729	9,975
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,682	19,642	19,614
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	12,062	12,043	12,043
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,344	12,170	12,167
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,906	4,802	4,850
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,382	9,382	9,300
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	9,938	9,938	9,826
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,808	4,548	4,814
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,418
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+5.25% (1% floor)	14,553	14,418	14,416
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	10,747	10,773	10,725
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,630	8,646
Total Yeti Acquisition, LLC						19,403	19,371
TV Borrower US, LLC (3)	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,925	9,925	9,938
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,925	4,925	4,944
					$313,233	$311,354	$311,910
__________
(1) Represents the interest rate as of June 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at June 30, 2015.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight & logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
Total Yeti Acquisition, LLC					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
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
(3) This investment was held by both the Company and SLF JV I at September 30, 2014.
The amortized cost and fair value of the subordinated notes held by the Company was $81.0 million as of June 30, 2015 and $54.0 million at both cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $1.7 million and $4.3 million on its investments in these notes for the three and nine months ended June 30, 2015, respectively. The cost and fair value of the LLC equity interests held by the Company was $9.0 million and $9.4 million, respectively, as of June 30, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. The Company earned dividend income of $2.3 million and $5.3 million for the three and nine months ended June 30, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015:

	June 30, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2015: $311,354, and September 30, 2014: $158,799)	$311,910	$158,683
Receivable from secured financing arrangement at fair value (cost June 30, 2015: $10,023 and September 30, 2014: $20,070)	9,948	19,970
Cash and cash equivalents	5,836	—
Restricted cash	7,126	2,276
Other assets	14,118	5,039
Total assets	$348,938	$185,968

Senior credit facility payable	$199,422	$109,334
Payables from unsettled transactions	39,778	4,750
Subordinated notes payable at fair value (proceeds June 30, 2015: $92,555 and September 30, 2014: $61,696)	92,585	61,696
Other liabilities	6,376	3,634
Total liabilities	$338,161	$179,414
Members' equity	10,777	6,554
Total liabilities and members' equity	$348,938	$185,968

	Three months ended June 30, 2015	Nine months ended June 30 2015
Selected Statements of Operations Information:
Interest income	$5,839	$14,599
Other income	196	819
Total investment income	6,035	15,418
Interest expense	3,296	8,725
Other expenses	182	316
Total expenses (1)	3,478	9,041
Net unrealized appreciation	510	660
Net realized loss	(3)	(243)
Net income	$3,064	$6,794
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2015, the Company sold $46.9 million of senior secured debt investments at fair value to SLF JV I in exchange for $46.9 million cash consideration. The Company recognized a $0.3 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of June 30, 2015 and September 30, 2014 were $1.7 million and $3.0 million, respectively.
As of June 30, 2015, the Company had structured $2.7 million in aggregate exit fees across four portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
 Note 5. Share Data
On August 22, 2014, the Company entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which the Company may sell, from time to time at its sole discretion, up to $100,000,000 of its common stock. Since the inception of the ATM Program, the Company sold 841,456 shares of the Company's common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, from inception of the ATM Program through September 30, 2014. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the three and nine months ended June 30, 2015.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Earnings per common share — basic:
Net increase in net assets resulting from operations	$20,451	$20,287	$15,196	$84,093
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,134
Earnings per common share — basic:	$0.13	$0.15	$0.10	$0.60
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$20,451	$20,287	$15,196	$84,093
Adjustments for interest on convertible notes, and related base management fees and incentive fees impact	1,369	1,362	4,090	4,089
Net increase in net assets resulting from operations, as adjusted	$21,820	$21,649	$19,286	$88,182
Weighted average common shares outstanding — basic	153,340	139,138	153,340	139,134
Adjustments for dilutive effect of convertible notes	7,790	7,790	7,790	7,790
Weighted average common shares outstanding — diluted	161,130	146,928	161,130	146,924
Earnings per common share — diluted:	$0.13	$0.15	$0.10	$0.60

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Board of Directors has declared and the Company has paid, including shares issued under the dividend reinvestment plan ("DRIP"), on its common stock from October 1, 2013 to June 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	14.1 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	9.2 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	9.2 million	54.818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	9.2 million	60.714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	9.2 million	66.707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06
February 3, 2015	August 14, 2015	August 31, 2015	0.06
 __________
(1) Shares were purchased on the open market and distributed.
On November 21, 2013, the Company's Board of Directors terminated the Company's previous $50 million stock repurchase program and approved a new $100 million stock repurchase program. Under this program, any stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate, provided they were below the most recently published net asset value per share. In December 2013, the Company repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid, under the program.
On November 20, 2014, the Company's Board of Directors terminated the Company's previous $100 million stock repurchase program and approved a new $100 million stock repurchase plan through November 20, 2015. Any stock repurchases under the new $100 million stock repurchase program will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. There were no stock repurchases under this program for the three and nine months ended June 30, 2015.
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
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of June 30, 2015. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

nine months ended June 30, 2014, the Company recorded interest expense of $1.8 million related to the Wells Fargo facility, inclusive of this acceleration.
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
As of June 30, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of June 30, 2015, the Company had $271.5 million of borrowings outstanding under the ING facility, which had a fair value of $271.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.533% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $3.5 million and $10.5 million, respectively, related to the ING facility. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $4.0 million and $10.3 million, respectively, related to the ING facility.

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
As of June 30, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2016 and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2015, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.452% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $0.5 million and $1.6 million, respectively, related to the Sumitomo facility.
As of June 30, 2015, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
Total interest expense for the three and nine months ended June 30, 2015 was $14.2 million and $43.0 million, respectively. Total interest expense for the three and nine months ended June 30, 2014 was $14.7 million and $37.8 million, respectively.
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

Accumulated PIK interest activity for the nine months ended June 30, 2015 and June 30, 2014 was as follows:

	Nine months ended June 30, 2015	Nine months ended June 30, 2014
PIK balance at beginning of period	$39,686	$23,934
Gross PIK interest accrued	17,931	17,470
PIK income reserves (1)	(6,543)	(90)
PIK interest received in cash	(1,783)	(6,441)
Loan exits and other PIK adjustments	—	(421)
PIK balance at end of period	$49,291	$34,452
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of June 30, 2015, there were three investments on which the Company had stopped accruing cash interest, PIK interest or OID income. As of September 30, 2014, there was one investment on which the Company had stopped accruing cash interest, PIK interest or OID income. As of June 30, 2014, there was one investment on which the Company had stopped accruing cash and/or PIK interest and OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2015, September 30, 2014 and June 30, 2014 were as follows:

	June 30, 2015				September 30, 2014				June 30, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,181,423	96.45%	$2,162,692	98.46%	$2,345,637	99.25%	$2,339,087	99.73%	$2,482,129	99.31%	$2,479,084	99.75%
PIK non-accrual	31,453	1.39	15,646	0.71	—	—	—	—	17,252	0.69	6,228	0.25
Cash non-accrual(1)	48,804	2.16	18,281	0.83	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,261,680	100.00%	$2,196,619	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,499,381	100.00%	$2,485,312	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of June 30, 2015, September 30, 2014 and June 30, 2014 was as follows:

	June 30, 2015	September 30, 2014	June 30, 2014
Miche Bag, LLC (2)	—	Cash non-accrual (1)	PIK non-accrual
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)	The Company did not hold this investment at June 30, 2015. See Note 9 for a discussion of the Company's recent realization events.

Income non-accrual amounts for the three and nine months ended June 30, 2015 and June 30, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Cash interest income	$1,827	$—	$3,537	$—
PIK interest income	1,597	90	6,543	90
OID income	—	125	583	125
Total	$3,424	$215	$10,663	$215

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
At September 30, 2014, the Company had net capital loss carryforwards of $123.4 million to offset net capital gains, to the extent provided by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $111.6 million will not expire, of which $2.2 million are available to offset future short-term capital gains and $109.4 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net increase in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2015.

	Three months ended June 30, 2015	Nine months ended June 30, 2015
Net increase in net assets resulting from operations	$20,451	$15,196
Net unrealized depreciation on investments and secured borrowings	1,703	52,116
Book/tax difference due to loan fees	(2,188)	(3,465)
Book/tax difference due to exit fees	(429)	(1,287)
Book/tax difference due to organizational and deferred offering costs	(22)	(65)
Book/tax difference due to interest income on certain loans	3,417	10,255
Book/tax difference due to capital losses not recognized	11,751	32,114
Other book-tax differences	(2,703)	(6,159)
Taxable/Distributable Income(1)	$31,980	$98,705
__________

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)
The Company's taxable income for the three and nine months ended June 30, 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

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
During the nine months ended June 30, 2015, the Company recorded investment realization events, including the following:

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

•
In April 2015, the Company received a cash payment of $16.8 million from Digi-Star Acquisition Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $0.7 million in connection with the sale of its equity investment, realizing a gain of $0.5 million;

•
In April 2015, the Company received a cash payment of $2.5 million from Total Military Management, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2015, the Company received a cash payment of $5.1 million from Garretson Firm Resolution Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $97.8 million from HFG Holdings, LLC. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $18.0 million in connection with the sale of its equity investment. A realized loss of $4.4 million was recorded on this transaction;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•	In June 2015, the Company received cash payments of $3.4 million from Welocalize, Inc. related to the sale of its equity investment. A realized gain of $2.6 million was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $10.2 million from Physicians Pharmacy Alliance, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $19.5 million from Meritas Schools Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $10.5 million from Royal Adhesives and Sealants, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $24.7 million from All Web Leads, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company received a cash payment of $27.0 million from Puerto Rico Cable Acquisition Company Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, the Company restructured its investment in Edmentum, Inc. As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the newly restructured entity and recorded a realized loss in the amount of $7.9 million on this transaction; and

•
During the nine months ended June 30, 2015, the Company also received payments of $638.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded an aggregate net realized loss of $2.6 million on these transactions.

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

•
In May 2014, the Company received a payment of $97.2 million from ISG Services, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2014, the Company received payments of $279.5 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $1.5 million.

During the nine months ended June 30, 2015, the Company recorded net unrealized depreciation on investments of $52.3 million. This consisted of $66.6 million of net unrealized depreciation on debt investments and $5.2 million of net unrealized depreciation on equity investments, offset by $19.5 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the nine months ended June 30, 2014, the Company recorded net unrealized depreciation of $22.0 million. This consisted of $28.0 million of net unrealized depreciation on debt investments and $2.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $8.5 million of net unrealized appreciation on equity investments.
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
For the three and nine months ended June 30, 2015, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million and $0.4 million, respectively. For the three and nine months ended June 30, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million and $0.5 million, respectively. On July 14, 2015, the Company announced that the Adviser voluntarily agreed to a revised base management fee arrangement for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017. See Note 16 to the Consolidated Financial Statements.
For the three and nine months ended June 30, 2015, base management fees (net of waivers) were $12.0 million and $39.0 million, respectively. For the three and nine months ended June 30, 2014, base management fees (net of waivers) were $13.1 million and $38.7 million, respectively. At June 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $12.0 million reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I Incentive Fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter (8% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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
For the three and nine months ended June 30, 2015, incentive fees were $8.1 million and $24.1 million, respectively. For the three and nine months ended June 30, 2014, incentive fees were $8.6 million and $26.2 million, respectively. At June 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.1 million reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
For the three and nine months ended June 30, 2015, the Company accrued administrative expenses of $2.0 million, including $1.3 million of general and administrative expenses, which are due to FSC CT and $5.7 million, including $3.1 million of general and administrative expenses, which are due to FSC CT, respectively. At June 30, 2015, $3.1 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Net asset value at beginning of period	$9.18	$9.81	$9.64	$9.85
Net investment income (4)	0.21	0.25	0.63	0.76
Net unrealized depreciation on investments and secured borrowings (4)	(0.01)	(0.10)	(0.34)	(0.17)
Net realized gain (loss) on investments and secured borrowings (4)	(0.07)	—	(0.19)	0.01
Distributions to stockholders (4)	(0.18)	(0.25)	(0.61)	(0.74)
Net asset value at end of period	$9.13	$9.71	$9.13	$9.71
Per share market value at beginning of period	$7.30	$9.46	$9.18	$10.29
Per share market value at end of period	$6.55	$9.83	$6.55	$9.83
Total return (1)	(8.14)%	6.68%	(22.98)%	3.21%
Common shares outstanding at beginning of period	153,340	139,138	153,340	139,041
Common shares outstanding at end of period	153,340	139,189	153,340	139,189
Net assets at beginning of period	$1,407,774	$1,365,297	$1,478,475	$1,368,872
Net assets at end of period	$1,400,625	$1,351,321	$1,400,625	$1,351,321
Average net assets (2)	$1,408,913	$1,363,835	$1,422,218	$1,369,987
Ratio of net investment income to average net assets (5)	9.25%	10.19%	9.13%	10.26%
Ratio of total expenses to average net assets (excluding base management fee waiver) (5)	10.77%	11.72%	11.08%	11.01%
Base management fee waiver effect (5)	(0.03)%	(0.07)%	(0.03)%	(0.03)%
Ratio of net expenses to average net assets	10.74%	11.65%	11.05%	10.98%
Ratio of portfolio turnover to average investments at fair value	10.58%	6.94%	18.62%	13.67%
Weighted average outstanding debt (3)	$1,269,272	$1,357,445	$1,269,949	$1,102,730
Average debt per share (4)	$8.28	$9.76	$8.28	$7.93
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
Note 13. Convertible Notes
On April 12, 2011, the Company issued $152.0 million unsecured convertible notes (the "Convertible Notes"), including $2 million issued to Leonard M. Tannenbaum, the Company's former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the "Indenture"), between the Company and the Trustee.
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company's shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date,

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at June 30, 2015 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders may incur dilution. In addition, the Company's stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Notes, and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the Indenture.
For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the nine months ended June 30, 2015.
Any net gain recognized in such a repurchase transaction would be included in the amount that must be distributed to the Company's stockholders in order for it to maintain its RIC status and would be classified as a component of net investment income in the Consolidated Statements of Operations. Such net gains would be included in "Pre-Incentive Fee Net Investment Income" for purposes of the payment of the income incentive fee to the investment adviser under the investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under the Company's investment advisory agreement. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of the 2019 Notes, 2024 Notes or 2028 Notes at a discount will be treated in a similar manner.
As of June 30, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.4 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2015, the Company recorded interest expense of $3.3 million and $10.1 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $3.2 million and $4.4 million, respectively, related to the 2019 Notes.
As of June 30, 2015, there were $250.0 million 2019 Notes outstanding, which had a fair value of $253.3 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2014, the Company recorded interest expense of
$1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.9 million.

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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2015 the Company did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.4 million and $4.1 million respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $1.4 million and $4.1 million respectively, related to the 2028 Notes.
As of June 30, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.2 million.

Note 15. Secured Borrowings
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of June 30, 2015, secured borrowings at fair value totaled $21.9 million and the fair value of the investments that are associated with these secured borrowings was $56.6 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2015, there were $62.5 million of repayments on secured borrowings.
For the three and nine months ended June 30, 2015, the Company recorded interest expense of $0.4 million and $1.3 million, respectively, related to its secured borrowings. For the three and nine months ended June 30, 2014, the Company recorded interest expense of $0.6 million and $0.8 million, respectively, related to its secured borrowings.
As of June 30, 2015, there were $22.1 million of secured borrowings outstanding, which had a fair value of $21.9 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2015 except as discussed below:
On July 7, 2015, SLF JV 1 closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, bringing SLF JV 1’s total debt capacity to $400.0 million.  The facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum.
On July 14, 2015, the Company announced that the Investment Adviser voluntarily agreed to a revised base management fee arrangement (the “Revised Management Fee”) for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”). The Revised Management Fee is intended to provide for a reduction in the base management fee payable by the Company to the Adviser during the Waiver Period.
The Revised Management Fee will be calculated quarterly and will be equal to the Company’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage.
The “Baseline NAV Percentage” is the percentage derived by dividing the Company’s net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by the net asset value of the Company at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Investment Adviser’s letter agreement modifies the base management fee payable to the Investment Adviser pursuant to the Company’s investment advisory agreement with the Investment Adviser and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%. The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which the Company issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the Company’s dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below. Prior to that time, the annual base management fee rate will remain at 2%. Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower base management fee rate.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,904	$14,905	$2,028	$(155)	$16,778
LC Facility, 8.5% cash due 12/31/2016	37	—	6	(6)	—
746,114 Series A Preferred Units	1,366	17,564	1,366	—	18,930
746,114 Common Stock Units	—	6,113	—	(2,194)	3,919
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	460	11,109	692	(2,593)	9,208
First Lien Revolver, 8% cash due 5/31/2016	75	—	2,460	(1,495)	965
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,476	96,935	2,939	(99,874)	—
875,933 Class A Units	—	31,786	1,578	(33,364)	—
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,545	16,556	748	(10,046)	7,258
10,104,401 Common Units	—	10,329	1,531	(1,528)	10,332
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 12/15/2015	3,991	61,155	1,071	(14,049)	48,177
2,058,411.64 Common Units	—	3,572	901	(2,029)	2,444
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	2,818	35,606	1,122	(11,692)	25,036
4,256,042 Common Units	—	5,839	—	(1,979)	3,860
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	753	11,924	926	(46)	12,804
First Lien Term Loan B, 8.1% PIK due 8/1/2016	208	3,262	254	(13)	3,503
First Lien Revolver, 8% cash due 8/1/2016	178	2,847	7	(7)	2,847
4,100,000 Class A Common Units	—	5,738	725	(632)	5,831
Senior Loan Fund JV I, LLC
Subordinated Notes, LIBOR+8% cash due 5/2/2021	4,342	53,984	27,187	(159)	81,012
87.5% equity interest (5)	5,250	5,650	5,533	(1,753)	9,430
Miche Group, LLC					—
First Lien Revolver, 8% cash due 12/18/2016	116	—	2,300	—	2,300
100 units in FSFC Miche, Inc.	—	—	5,305	(1,055)	4,250
Total Control Investments	$30,519	$394,874	$60,679	$(186,669)	$268,884
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$838	$9,062	$397	$(93)	$9,366
1,080,399 shares of Series A Preferred Stock	—	3,805	654	(127)	4,332
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	49	1,222	10	(976)	256
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,046	26,032	796	(17)	26,811
4,668,788 shares of Preferred Stock	—	643	582	(180)	1,045
Total Affiliate Investments	$3,933	$40,764	$2,439	$(1,393)	$41,810
Total Control & Affiliate Investments	$34,452	$435,638	$63,118	$(188,062)	$310,694

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail as shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2014

Portfolio Company/Type of Investment(1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2013	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,993	$14,499	$699	$(344)	$14,854
LC Facility, 8.5% cash due 12/31/2016	163	—	5	(5)	—
746,114 Series A Preferred Units	1,236	15,891	1,236	—	17,127
746,114 Common Stock Units	—	10,529	761	(673)	10,617
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	1,549	13,524	1,551	(3,752)	11,323
First Lien Revolver, 8% cash due 5/31/2016	11	—	—	—	—
596.67 Series A Common Units in TransTrade Holding LLC	—	—	—	—	—
1,403,922 Series A Preferred Units in TransTrade Holding LLC	—	—	1,404	(1,404)	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	539	2,167	(2,706)	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,379	93,297	3,536	(313)	96,520
860,000 Class A Units	—	22,346	7,449	—	29,795
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	3,417	19,211	16,061	(1,712)	33,560
10,104,401 Common Units	—	5,264	8,672	—	13,936
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 7/30/2018	2,745	—	40,099	(2,074)	38,025
1,087,445 Common Units	—	—	2,300	—	2,300
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,412	—	12,838	(1,027)	11,811
4,256,042 Common Units	—	—	4,885	—	4,885
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	694	11,149	697	(82)	11,764
First Lien Term Loan B, 8.1% PIK due 8/1/2016	192	3,050	192	(24)	3,218
First Lien Revolver, 8% cash due 8/1/2016	146	—	2,441	(61)	2,380
4,100,000 Class A Common Units	—	6,203	87	(98)	6,192
Total Control Investments	$20,937	$215,502	$107,080	$(14,275)	$308,307
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$748	$—	$9,263	$(266)	$8,997
1,080,399 shares of Series A Preferred Stock	—	3,256	448	—	3,704
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	203	3,272	33	(1,120)	2,185
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,966	25,317	868	(305)	25,880
4,668,788 shares of Preferred Stock	—	87	505	(84)	508
Total Affiliate Investments	$3,917	$31,932	$11,117	$(1,775)	$41,274
Total Control & Affiliate Investments	$24,854	$247,434	$118,197	$(16,050)	$349,581

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail as shown in the Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2015. Other factors that could cause actual results to differ materially include:

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
The fair value of all of our investments at June 30, 2015, and September 30, 2014, was determined by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide us with valuation assistance. We will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
As of June 30, 2015 and September 30, 2014, approximately 89.5% and 93.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2015, we had structured $2.7 million in aggregate exit fees across four portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $49.3 million, or 2.1%, of the fair value of our portfolio of investments as of June 30, 2015 and $39.7 million, or 1.6%, as of September 30, 2014. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2015	September 30, 2014
Cost:
Senior secured debt	78.56%	79.72%
Subordinated debt	11.58	11.67
CLO debt	1.24	1.18
Subordinated notes of SLF JV I	3.39	2.16
LLC equity interests of SLF JV I	0.38	0.24
Purchased equity	3.79	4.31
Equity grants	0.16	0.22
Limited partnership interests	0.90	0.50
Total	100.00%	100.00%

	June 30, 2015	September 30, 2014
Fair value:
Senior secured debt	78.77%	79.01%
Subordinated debt	10.56	11.61
CLO debt	1.26	1.18
Subordinated notes of SLF JV I	3.47	2.16
LLC equity interests of SLF JV I	0.40	0.23
Purchased equity	4.24	5.04
Equity grants	0.40	0.30
Limited partnership interests	0.90	0.47
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2015	September 30, 2014
Cost:
Healthcare services	19.99%	15.03%
Internet software & services	12.45	6.31
Education services	6.07	9.35
Advertising	4.69	6.59
Multi-sector holdings	4.25	2.74
Airlines	4.04	5.18
Diversified support services	3.96	4.71
Data processing & outsourced services	3.80	2.42
Integrated telecommunication services	3.71	1.87
Healthcare equipment	2.99	3.04
Oil & gas equipment services	2.71	3.86
Pharmaceuticals	2.58	1.86
Research & consulting services	2.53	0.59
Specialty stores	2.50	2.46
Application software	2.12	5.57
IT consulting & other services	2.00	3.86
Industrial machinery	1.98	2.14
Leisure products	1.87	0.83
Leisure facilities	1.85	1.97
Construction & engineering	1.59	1.39
Household products	1.54	1.52
Consumer electronics	1.46	0.76
Asset management & custody banks	1.24	1.18
Home improvement retail	1.13	1.10
Air freight & logistics	1.11	1.30
Apparel, accessories & luxury goods	0.96	1.43
Security & alarm services	0.90	0.53
Specialized consumer services	0.77	—
Auto parts & equipment	0.69	0.66
Human resources & employment services	0.65	2.05
Other diversified financial services	0.65	0.62
Food retail	0.46	—
Thrift & mortgage finance	0.42	0.16
Healthcare technology	0.34	0.32
Specialized finance	—	4.76
Cable & satellite	—	1.08
Specialty chemicals	—	0.54
Systems software	—	0.22
Total	100.00%	100.00%

	June 30, 2015	September 30, 2014
Fair value:
Healthcare services	20.68%	15.24%
Internet software & services	12.30	6.43
Education services	5.59	9.28
Advertising	4.77	6.58
Multi-sector holdings	4.35	2.69
Airlines	4.16	5.33
Diversified support services	4.04	4.71
Data processing & outsourced services	3.84	2.40
Integrated telecommunication services	3.79	1.86
Healthcare equipment	3.07	3.06
Pharmaceuticals	2.69	1.87
Research & consulting services	2.58	0.60
Specialty stores	2.55	2.38
Application software	2.26	5.62
Industrial machinery	2.21	2.20
Leisure products	2.18	0.94
IT consulting & other services	2.03	3.89
Oil & gas equipment services	1.98	3.71
Leisure facilities	1.93	1.98
Construction & engineering	1.70	1.55
Consumer electronics	1.47	0.77
Asset management & custody banks	1.26	1.18
Home improvement retail	1.20	1.12
Apparel, accessories & luxury goods	0.97	0.91
Security & alarm services	0.91	0.53
Household products	0.89	1.47
Specialized consumer services	0.79	—
Auto parts & equipment	0.79	0.70
Human resources & employment services	0.69	2.06
Other diversified financial services	0.68	0.63
Food retail	0.47	—
Air freight & logistics	0.44	0.84
Thrift & mortgage finance	0.42	0.16
Healthcare technology	0.32	0.32
Specialized finance	—	5.16
Cable & satellite	—	1.08
Specialty chemicals	—	0.54
Systems software	—	0.21
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2015 and September 30, 2014:

Investment Ranking	June 30, 2015				September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$50,893	2.18%	1.08		$65,268	2.61%	1.94
2	2,240,418	95.93	4.74		2,424,290	97.14	4.84
3	10,173	0.44	NM	(1)	—	—	—
4	33,927	1.45	NM	(1)	6,356	0.25	NM	(1)
Total	$2,335,411	100.00%	4.64		$2,495,914	100.00%	4.75
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2015, we had modified the payment terms of our investments in 13 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2015, there were three investments on which we had stopped accruing cash and/or PIK interest and OID income. As of September 30, 2014, there was one investment on which we had stopped accruing cash interest, PIK interest or OID income. As of June 30, 2014, there was one investment on which we had stopped accruing cash and/or PIK interest and OID income.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended June 30, 2015, September 30, 2014 and June 30, 2014 were as follows:

	June 30, 2015				September 30, 2014				June 30, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,181,423	96.45%	$2,162,692	98.46%	$2,345,637	99.25%	$2,339,087	99.73%	$2,482,129	99.31%	$2,479,084	99.75%
PIK non-accrual	31,453	1.39	15,646	0.71	—	—	—	—	17,252	0.69	6,228	0.25
Cash non-accrual(1)	48,804	2.16	18,281	0.83	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,261,680	100.00%	$2,196,619	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$2,499,381	100.00%	$2,485,312	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of June 30, 2015, September 30, 2014 and June 30, 2014 was as follows:

	June 30, 2015	September 30, 2014	June 30, 2014
Miche Bag, LLC (2)	—	Cash non-accrual (1)	PIK non-accrual
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
  __________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)	We did not hold this investment at June 30, 2015. See Note 9 for a discussion of our recent realization events.

Income non-accrual amounts for the three and nine months ended June 30, 2015 and June 30, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2015	Three months ended June 30, 2014	Nine months ended June 30, 2015	Nine months ended June 30, 2014
Cash interest income	$1,827	$—	$3,537	$—
PIK interest income	1,597	90	6,543	90
OID income	—	125	583	125
Total	$3,424	$215	$10,663	$215

Senior Loan Fund JV I, LLC
In May, 2014, we entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of June 30, 2015 and September 30, 2014, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of June 30, 2015 and September 30, 2014, SLF JV I had total assets of $348.9 million and $186.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $9.4 million and subordinated notes of $81.0 million, at fair value as of June 30, 2015. As of September 30, 2014, our investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 27 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2015 and September 30, 2014, respectively. As of June 30, 2015, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $30.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $108.7 million in aggregate principal amount. As of September 30, 2014, the largest investment in a single company in SLF JV I's portfolio in aggregate principal amount was $20.0 million, and the five largest investments in portfolio companies in SLF JV I totaled $60.0 million in aggregate principal amount. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of June 30, 2015 and September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $102.8 million and $68.6 million, respectively, was funded as of June 30, 2015 and September 30, 2014 relating to these commitments, of which $90.0 million and $60.0 million, respectively, was from us. As of June 30, 2015 and September 30, 2014, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $76.5 million and $103.5 million was unfunded, respectively. As of June 30, 2015 and September 30, 2014, we had

commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $8.5 million and $11.5 million was unfunded, respectively. Additionally, SLF JV I's Deutsche Bank facility has a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of June 30, 2015 and September 30, 2014. Borrowings under the facility are secured by all of the assets of SLF JV I and all of the equity interests in SLF JV I and bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of June 30, 2015. Under the Deutsche Bank facility, $199.4 million and $109.3 million was outstanding as of June 30, 2015 and September 30, 2014, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Senior secured loans (1)	$313,233	$158,451
Weighted average current interest rate on senior secured loans (2)	7.91%	8.09%
Number of borrowers in SLF JV I	27	18
Largest loan to a single borrower (1)	$30,000	$20,000
Total of five largest loans to borrowers (1)	$108,704	$60,000
__________________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

SLF JV I Loan Portfolio as of June 30, 2015

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,815	$9,771	$9,780
AMAG Pharmaceuticals, Inc.	Pharmaceuticals	First Lien	11/20/2020	LIBOR+6.25% (1% floor)	14,250	14,250	14,428
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,750	19,388	19,531
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	7,349	7,331	7,328
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,975	9,877	9,883
Compuware Corporation (3)	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,412	3,371	3,366
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	4,123	4,054	4,036
Total Compuware Corporation						7,425	7,402
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,683	8,683
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,900	19,900	19,825
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	30,000	30,089	30,154
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,184	6,184	6,178
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,925	9,709	9,931
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	9,937	9,800	9,857
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,031	9,868
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,531	9,531	9,386
LegalZoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,975	9,729	9,975
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,682	19,642	19,614
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	12,062	12,043	12,043
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,344	12,170	12,167
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,906	4,802	4,850
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,382	9,382	9,300
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	9,938	9,938	9,826
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,808	4,548	4,814
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,418
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+5.25% (1% floor)	14,553	14,418	14,416
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	10,747	10,773	10,725
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,630	8,646
Total Yeti Acquisition, LLC						19,403	19,371
TV Borrower US, LLC (3)	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,925	9,925	9,938
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,925	4,925	4,944
					$313,233	$311,354	$311,910
__________________
(1) Represents the current interest rate as of June 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at June 30, 2015.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight & logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
Total Yeti Acquisition, LLC					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
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
The amortized cost and fair value of the subordinated notes held by us was $81.0 million as of June 30, 2015 and $54.0 million at both cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $1.7 million and $4.3 million on our investments in these notes for the three and nine months ended June 30, 2015, respectively. The cost and fair value of the LLC equity interests held by us was $9.0 million and $9.4 million, respectively, as of June 30, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. We earned dividend income of $2.3 million and $5.3 million, respectively, for the three and nine months ended June 30, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015:

	June 30, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2015: $311,354, and September 30, 2014: $158,799)	$311,910	$158,683
Receivable from secured financing arrangement at fair value (cost June 30, 2015: $10,023 and September 30, 2014: $20,070)	9,948	19,970
Cash and cash equivalents	5,836	—
Restricted cash	7,126	2,276
Other assets	14,118	5,039
Total assets	$348,938	$185,968

Senior credit facility payable	$199,422	$109,334
Payables from unsettled transactions	39,778	4,750
Subordinated notes payable at fair value (proceeds June 30, 2015: $92,555 and September 30, 2014: $61,696)	92,585	61,696
Other liabilities	6,376	3,634
Total liabilities	$338,161	$179,414
Members' equity	10,777	6,554
Total liabilities and members' equity	$348,938	$185,968

	Three months ended June 30, 2015	Nine months ended June 30 2015
Selected Statements of Operations Information:
Interest income	$5,839	$14,599
Other income	196	819
Total investment income	6,035	15,418
Interest expense	3,296	8,725
Other expenses	182	316
Total expenses (1)	3,478	9,041
Net unrealized appreciation	510	660
Net realized loss	(3)	(243)
Net income	$3,064	$6,794
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2015, we sold $46.9 million of senior secured debt investments at fair value in exchange for $46.9 million cash consideration. We recognized $0.3 million realized loss on these transactions.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of portfolio investments and secured borrowings and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings.

Comparison of three and nine months ended June 30, 2015 and June 30, 2014
Total Investment Income
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
Total investment income for the three months ended June 30, 2015 and June 30, 2014 was $70.2 million and $74.3 million, respectively. For the three months ended June 30, 2015, this amount primarily consisted of $59.3 million of interest income from portfolio investments (which included $3.4 million of PIK interest) and $8.2 million of fee income. For the three months ended June 30, 2014, this amount primarily consisted of $64.4 million of interest income from portfolio investments (which included $6.3 million of PIK interest) and $9.7 million of fee income.
Total investment income for the nine months ended June 30, 2015 and June 30, 2014 was $214.6 million and $217.7 million, respectively. For the nine months ended June 30, 2015, this amount primarily consisted of $176.7 million of interest income from portfolio investments (which included $11.4 million of PIK interest) and $31.7 million of fee income. For the nine months ended June 30, 2014, this amount primarily consisted of $178.0 million of interest income from portfolio investments (which included $17.4 million of PIK interest) and $39.3 million of fee income.
The decrease in our total investment income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 was primarily attributable to a decrease in interest income. The decrease in our total investment income for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014 was primarily attributable to a decrease in fee income.
Expenses
Net expenses (expenses net of base management fee waivers) for the three months ended June 30, 2015 and June 30, 2014 were $37.7 million and $39.6 million, respectively. Net expenses decreased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 by $1.9 million. This was due primarily to changes in net management fee, which was attributable to an 11.1% decrease in our investment portfolio, at fair value, for the year-over-year period.
Net expenses (expenses net of base management fee waivers) for the nine months ended June 30, 2015 and June 30, 2014 were $117.5 million and $112.6 million, respectively. Net expenses increased for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, by $4.9 million. This was due primarily to changes in interest expense, which was attributable to a 15.2% increase in weighted average debt outstanding for the year-over-year period.
Net Investment Income
As a result of the $4.1 million decrease in total investment income and the $1.9 million decrease in net expenses, net investment income for the three months ended June 30, 2015 reflected a $2.2 million, or 6.3%, decrease compared to the three months ended June 30, 2014.
As a result of the $3.1 million decrease in total investment income and the $4.9 million increase in net expenses, net investment income for the nine months ended June 30, 2015 reflected an $8.0 million, or 7.6%, decrease compared to the nine months ended June 30, 2014.
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
During the nine months ended June 30, 2015, we recorded investment realization events, including the following:

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

•
In April 2015, we received a cash payment of $16.8 million from Digi-Star Acquisition Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. We also received an additional $0.7 million in connection with the sale of our equity investment, realizing a gain of $0.5 million;

•
In April 2015, we received a cash payment of $2.5 million from Total Military Management, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In May 2015, we received a cash payment of $5.1 million from Garretson Firm Resolution Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we received a cash payment of $97.8 million from HFG Holdings, LLC. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. We also received an additional $18.0 million in connection with the sale of our equity investment. A realized loss of $4.4 million was recorded on this transaction;

•	In June 2015, we received payments of $3.4 million from Welocalize, Inc. related to the sale of our equity investment. A realized gain of $2.6 million was recorded on this transaction;

•
In June 2015, we received a cash payment of $10.2 million from Physicians Pharmacy Alliance, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we received a cash payment of $19.5 million from Meritas Schools Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we received a cash payment of $10.5 million from Royal Adhesives and Sealants, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we received a cash payment of $24.7 million from All Web Leads, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we received a cash payment of $27.0 million from Puerto Rico Cable Acquisition Company Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2015, we restructured our investment in Edmentum, Inc. As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the newly restructured entity and recorded a realized loss in the amount of $7.9 million on this transaction; and

•
During the nine months ended June 30, 2015, we received payments of $638.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market and repayment of secured borrowings and recorded an aggregate net realized loss of $2.6 million on these transactions.

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

•
In May 2014, we received a payment of $97.2 million from ISG Services, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction; and

•
During the nine months ended June 30, 2014, we received payments of $279.5 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $1.5 million.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended June 30, 2015, we recorded net unrealized depreciation on investments of $1.8 million. This consisted of $11.6 million of net unrealized depreciation on debt investments offset by $3.3 million of net unrealized appreciation on equity investments and $6.5 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the three months ended June 30, 2014, we recorded net unrealized depreciation of $13.7 million. This consisted of $17.6 million of net unrealized depreciation on debt investments, offset by $3.8 million of net unrealized appreciation on equity investments and $0.1 million of net reclassifications to realized losses (resulting in unrealized appreciation).
During the nine months ended June 30, 2015, we recorded net unrealized depreciation on investments of $52.3 million. This consisted of $66.6 million of net unrealized depreciation on debt investments and $5.2 million of net unrealized depreciation on equity investments, offset by $19.5 million of net reclassifications to realized losses (resulting in unrealized appreciation). During the nine months ended June 30, 2014, we recorded net unrealized depreciation of $22.0 million. This consisted of $28.0 million of net unrealized depreciation on debt investments and $2.5 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $8.5 million of net unrealized appreciation on equity investments.
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
For the nine months ended June 30, 2015, we experienced a net increase in cash and cash equivalents of $93.8 million. During that period, we provided $251.5 million of cash in operating activities, primarily for the funding of $1.1 billion of investments and net revolvers, partially offset by $1.2 billion of principal payments, PIK payments and sale proceeds received and $97.1 million of net investment income. During the same period, cash used by financing activities was $157.7 million, primarily consisting of $88.7 million of cash distributions paid, $62.5 million of repayments of secured borrowings, $4.3 million of repurchases of common stock under our DRIP and $2.1 million of net repayments of borrowings under our credit facilities.
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
As of June 30, 2015, we had $181.7 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.3 billion, $12.8 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $315.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.3 million of unsecured notes payable, $21.9 million of secured borrowings and unfunded commitments of $343.5 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of June 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock for the two most recently completed fiscal years and the current fiscal year:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
January 14, 2013	March 15, 2013	March 29, 2013	$ 0.0958	$ 9.1 million	100,802		$ 1.1 million
January 14, 2013	April 15, 2013	April 30, 2013	0.0958	10.3 million	111,167		1.2 million
January 14, 2013	May 15, 2013	May 31, 2013	0.0958	10.3 million	127,152		1.3 million
May 6, 2013	June 14, 2013	June 28, 2013	0.0958	10.5 million	112,821		1.1 million
May 6, 2013	July 15, 2013	July 31, 2013	0.0958	10.2 million	130,944		1.3 million
May 6, 2013	August 15, 2013	August 30, 2013	0.0958	10.3 million	136,052		1.3 million
August 5, 2013	September 13, 2013	September 30, 2013	0.0958	10.3 million	135,027		1.3 million
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	14.1 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	9.2 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	9.2 million	54.818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	9.2 million	60.714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	9.2 million	66.707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	9.2 million	71.412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through June 30, 2015:

Date	Transaction	Shares	Public Offering Price	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their over-allotment option.

On August 22, 2014, we entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which we may sell, from time to time at our sole discretion, up to $100,000,000 of our common stock. From the inception of the ATM Program through September 30, 2014, we sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the nine months ended June 30, 2015.
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
As of June 30, 2015, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $138.4 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $65.5 million. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of June 30, 2015.
For the three and nine months ended June 30, 2015, we recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and nine months ended June 30, 2014, we recorded interest expense of $2.3 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of June 30, 2015. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the three and nine months ended June 30, 2014, we recorded interest expense of $1.8 million related to the Wells Fargo facility, inclusive of this acceleration.
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
As of June 30, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
As of June 30, 2015, we had $271.5 million of borrowings outstanding under the ING facility, which had a fair value of $271.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.533% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, we recorded interest expense of $3.5 million and $10.5 million, respectively, related to the ING facility. For the three and nine months ended June 30, 2014, we recorded interest expense of $4.0 million and $10.3 million, respectively, related to the ING facility.
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
As of June 30, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of LIBOR (1-month) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2016, and the maturity date of the facility is September 16, 2020, with an option for a one-year extension.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2015, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.452% for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2015, we recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2014, we recorded interest expense of $0.5 million and $1.6 million, respectively, related to the Sumitomo facility.
As of June 30, 2015, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,091 million	$1,408 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.36:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.60:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the six months ended March 31, 2015. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended June 30, 2015.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2014.
The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of June 30, 2015):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million	705 million		271million	434 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—	49 million	(1)	44 million	5 million	LIBOR (3) + 2.25%
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at June 30, 2015 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the nine months ended June 30, 2015 and June 30, 2014, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the three and nine months ended June 30, 2015, we recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes. For the three and nine months ended June 30, 2014, we recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
As of June 30, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $117.4 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2015, we recorded interest expense of $3.3 million and $10.1 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2014, we recorded interest expense of $3.2 million and $4.4 million, respectively, related to the 2019 Notes.
As of June 30, 2015, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $253.3 million.

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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2015 and June 30, 2014, we did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2015, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2014, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.9 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2015 and June 30, 2014, we did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2015, we recorded interest expense of $1.4 million and $4.1 million respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2014, we recorded interest expense of $1.4 million and $4.1 million respectively, related to the 2028 Notes.
As of June 30, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.2 million.
Secured Borrowings
We follow the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of June 30, 2015, secured borrowings at fair value totaled $21.9 million and the fair value of the loan that is associated with these secured borrowings was $56.6 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2015, there were $62.5 million of repayments on secured borrowings.
For the three and nine months ended June 30, 2015, we recorded interest expense of $0.4 million and $1.3 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2014, we recorded interest expense of $0.6 million and $0.8 million, respectively, related to our secured borrowings
As of June 30, 2015, there were $22.1 million of secured borrowings outstanding, which had a fair value of $21.9 million. As of September 30, 2014, there were $84.8 million of secured borrowings outstanding, which had a fair value of $84.8 million.
Total interest expense for the three and nine months ended June 30, 2015 was $14.2 million and $43.0 million, respectively. Total interest expense for the three and nine months ended June 30, 2014 was $14.7 million and $37.8 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, our only off-balance sheet arrangements consisted of $343.5 million of unfunded commitments, which was comprised of $243.0 million to provide debt financing to certain of our portfolio companies, $85.0 million to provide debt and equity financing to SLF JV I and $15.5 million related to unfunded limited partnership interests. As of September 30, 2014, our only off-balance sheet arrangements consisted of $325.0 million, which was comprised of $185.4 million to provide debt financing to certain of our portfolio companies, $115.0 million to provide debt and equity financing to SLF JV I and $24.6 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of June 30, 2015 and September 30, 2014 is shown in the table below:

	June 30, 2015	September 30, 2014
Senior Loan Fund JV 1, LLC	$85,016	$115,018
Yeti Acquisition, LLC	40,000	15,000
Lift Brands Holdings, Inc.	16,000	20,000
BMC Software Finance, Inc.	15,000	15,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
First Choice ER, LLC	9,451	9,181
Legalzoom.com, Inc.	8,815	—
InMotion Entertainment Group, LLC	8,191	7,916

Ameritox, Ltd	7,367	—
Refac Optical Group	6,400	6,400
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
Discovery Practice Management, Inc.	5,808	2,682
TIBCO Software, Inc.	5,800	—
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
Trialcard Incorporated	4,900	—
Metamorph US 3, LLC	4,900	—
Adventure Interactive, Corp.	4,846	4,846
Edge Fitness, LLC	4,500	—
First American Payment Systems, LP	3,508	5,000
All Metro Health Care Services, Inc.	3,300	—
World 50, Inc.	3,000	4,000
WeddingWire, Inc.	3,000	—
Motion Recruitment Partners LLC	2,900	—
My Alarm Center, LLC	2,896	—
OmniSYS Acquisition Corporation	2,500	2,500
Idera, Inc.	2,400	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,704	1,726
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,422	1,433
Webster Capital III, L.P. (limited partnership)	1,243	2,000
Teaching Strategies, LLC	1,200	5,000
Ansira Partners, Inc.	1,190	1,190
Phoenix Brands Merger Sub LLC	1,071	1,286
Garretson Firm Resolution Group, Inc.	1,066	859
Riverside Fund V, LP (limited partnership interest)	1,047	1,422
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
L Squared Capital Partners (limited partnership interest)	999	1,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	992	1,285
TransTrade Operators, Inc.	959	2,255
RCP Direct II, LP (limited partnership interest)	830	990
Sterling Capital Partners IV, L.P. (limited partnership interest)	800	1,126
HealthDrive Corporation	734	734
Milestone Partners IV, LP (limited partnership interest)	429	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	398	632
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	323	502
Miche Group, LLC	200	—
RCP Direct, LP (limited partnership interest)	200	344
Drugtest, Inc.	—	10,900
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	—	5,944
Charter Brokerage, LLC	—	4,000
All Web Leads, Inc.	—	3,500
Deltek, Inc.	—	3,213
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
Enhanced Recovery Company, LLC	—	1,500

Total Military Management, Inc.	—	857
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Baird Capital Partners V, LP (limited partnership interest)	—	174
Total	$343,528	$324,954

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of June 30, 2015	Weighted average debt outstanding for the nine months ended June 30, 2015	Maximum debt outstanding for the nine months ended June 30, 2015
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	267,395	271,495	434,054	651,995
Sumitomo facility	50,000	43,800	44,020	50,000
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	84,750	22,075	41,755	84,750
Total debt	$1,153,395	$1,088,620	$1,271,079
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	60,044	8,887	17,725	17,749	15,683
ING facility	271,495	—	—	271,495	—
Interest due on ING facility	20,506	6,618	13,236	652	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,568	1,067	2,133	2,133	235
Convertible Notes	115,000	115,000	—	—	—
Interest due on Convertible Notes	4,674	4,674	—	—	—
Secured borrowings	22,075	—	22,075	—	—
Interest due on secured borrowings	2,861	1,049	1,812	—	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	44,743	12,188	24,375	8,180	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	41,165	4,406	8,813	8,813	19,133
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	67,852	5,283	10,566	10,566	41,437
Total	$1,336,033	$159,172	$100,735	$569,588	$506,538
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
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser, Fifth Street Management. Messrs. Berman, Dimitrov and Owens, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2015, we incurred fees of $20.1 million and $63.1 million, respectively, under the investment advisory agreement. During the three and nine months ended June 30, 2014, we incurred fees of $21.7 million and $64.8 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the three months ended June 30, 2015 and June 30, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million. On July 14, 2015, we announced that the Adviser voluntarily agreed to a revised base management fee arrangement (the “Revised Management Fee”) for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”). The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us to the Adviser during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that the Adviser will agree to waive management or incentive fees in any future period.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2015, we incurred expenses of $2.0 million and $5.7 million, respectively, under the administration agreement. During the three and nine months ended June 30, 2014, we incurred expenses of $1.2 million and $4.4 million, respectively, under the administration agreement.
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
Recent Developments
On July 7, 2015, SLF JV I closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, bringing SLF JV I’s total debt capacity to $400.0 million.  The facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum.
Effective July 10, 2015, our Board of Directors promoted Steven M. Noreika to Chief Financial Officer, replacing Richard A. Petrocelli.
On July 14, 2015, we announced that the Investment Adviser voluntarily agreed to a revised base management fee arrangement (the “Revised Management Fee”) for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”). The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us to the Adviser during the Waiver Period.
The Revised Management Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage.
The “Baseline NAV Percentage” is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by the net asset value of us at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Investment Adviser’s letter agreement modifies the base management fee payable to the Investment Adviser pursuant to our investment advisory agreement with the Investment Adviser and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%. The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which we issue or sell shares of its common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below. Prior to that time, the annual base management fee rate will remain at 2%. Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
On August 4, 2015, our Board of Directors declared the following dividends:

•	$0.06 per share, payable on September 30, 2015 to stockholders of record on September 15, 2015;

•	$0.06 per share, payable on October 30, 2015 to stockholders of record on October 15, 2015; and

•	$0.06 per share, payable on November 30, 2015 to stockholders of record on November 16, 2015.
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
As of June 30, 2015, 76.1% of our debt investment portfolio (at fair value) and 75.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2015 and September 30, 2014 was as follows:

	June 30, 2015		September 30, 2014
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$206,200	12.34%	$181,450	11.05%
1% to under 2%	1,451,126	86.81	1,397,913	85.16
2% to under 3%	—	—	39,970	2.44
3% and over	14,169	0.85	22,143	1.35
Total	$1,671,495	100.00%	$1,641,476	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest income	Interest expense	Net increase (decrease)
500	$73,300	$(16,300)	$57,000
400	56,300	(13,000)	43,300
300	39,400	(9,800)	29,600
200	22,500	(6,500)	16,000
100	6,000	(3,200)	2,800

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2015 and September 30, 2014:

	June 30, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$181,747	$—	$109,046	$—
Prime rate	9,928	—	1,040	80,000
LIBOR
30 day	55,272	315,295	62,509	237,395
90 day	1,643,215	22,075	1,546,536	84,750
Fixed rate	566,501	751,250	709,963	751,250
Total	$2,456,663	$1,088,620	$2,429,094	$1,153,395

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes during the three months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any sales of unregistered securities during the three months ended June 30, 2015. Additionally, we did not issue any shares under our dividend reinvestment plan (“DRIP”).

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement (Incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-33901) filed July 17, 2015.

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

FIFTH STREET FINANCE CORP.
Date: August 7, 2015
	By:	/s/ Todd G. Owens
Todd G. Owens
Chief Executive Officer
Date: August 7, 2015
	By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement (Incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-33901) filed July 17, 2015.

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