Form 10-K
period 2015-09-30
Fifth Street Finance Corp.
filed 2015-12-01
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2015 is $1,094,859,125. The registrant had 150,262,924 shares of common stock outstanding as of November 30, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1.     Business
General
We are a specialty finance company that lends to and invests in small and mid-sized companies, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual revenues between $25 million and $250 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity investments. We are externally managed and advised by Fifth Street Management LLC, which we also refer to as "Fifth Street Management" or our “investment adviser.”
From inception through September 30, 2015, we originated approximately $6.5 billion of funded debt and equity investments. Our portfolio totaled $2.4 billion at fair value at September 30, 2015 and was comprised of 135 investments, 115 of which were in operating companies, one of which was in a senior loan fund vehicle and 19 of which were in private equity funds. The 19 investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2015. The 109 debt investments in our portfolio as of September 30, 2015 had a weighted average debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiple of 4.6x calculated at the time of origination of the investment. The weighted average annual yield of our debt investments as of September 30, 2015 was approximately 10.8%, of which 10.3% represented cash payments and 0.5% represented payment-in-kind, or PIK, interest and other non-cash items. As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest.
Our investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien (collectively, "senior secured") and subordinated debt investments, which may also include an equity component. Although our focus could change, we are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. As of September 30, 2015, 78.8% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of our portfolio companies. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 76 of our 135 portfolio companies as of September 30, 2015.
We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. As of September 30, 2015, 55.5% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate, or LIBOR and prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold. Further, certain of our investments bear PIK interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectible if the borrower defaults. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.”
We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2015, we had a debt to equity ratio (excluding debentures issued by our small business investment company, or SBIC, subsidiaries) of 0.72x (i.e., one dollar of equity for each $0.72 of non-SBIC debt outstanding). See “Business Development Company Regulations.”

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
In addition, we maintain wholly-owned subsidiaries that are licensed as SBICs and regulated by the Small Business Administration, or the SBA. See “Regulation - Small Business Investment Company Regulations.” The SBIC licenses allow us, through our wholly-owned subsidiaries, to issue SBA-guaranteed debentures. We have also received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2015, we had approximately $2.1 billion in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $2.1 billion, notwithstanding other limitations on our borrowings pursuant to our credit facilities.
As a result of our receipt of exemptive relief from the SEC for our SBA debt, we have increased capacity to fund up to $225 million (the maximum amount of SBA-guaranteed debentures our SBICs may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur. As a result, we, in effect, are permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act and, therefore, we can have more debt outstanding than assets to cover such debt. For example, we are able to borrow up to $225 million more than the approximately $2.1 billion permitted under the 200% asset coverage ratio limit as of September 30, 2015. For additional information on SBA regulations that affect our access to SBA-guaranteed debentures, see “Risk Factors — Risks Relating to Our Business and Structure — Any failure to comply with SBA regulations could have a material adverse effect on our SBIC subsidiaries’ operations.”
Our SBIC subsidiaries held approximately $363.7 million, or 14.1%, of our total assets at September 30, 2015.
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), also co-invest through an unconsolidated Delaware limited liability company, Senior Loan Fund JV I, LLC ("SLF JV I"). SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. At September 30, 2015, we had funded approximately $144.3 million of our commitment. Additionally, SLF JV I had a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings, and a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of July 7, 2023, which permitted up to $200.0 million of borrowings. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative of us and one representative of Kemper (with approval of each required). As of September 30, 2015, our investment in SLF JV I was approximately $141.1 million at fair value (including unrealized depreciation of $3.2 million which represented 0.13% of our total portfolio at fair value).

The following diagram depicts our organizational structure, including our wholly-owned subsidiaries, at November 30, 2015:

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

The Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc. (“FSAM”), a publicly traded asset manager with over $5 billion of assets under management as of September 30, 2015. Our investment adviser serves pursuant to the investment advisory agreement in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee.
Our administrator, FSC CT, LLC ("FSC CT"), is a wholly-owned subsidiary of Fifth Street Management and provides the administrative services necessary for us to operate.
Leonard M. Tannenbaum, the chief executive officer of our investment adviser, has led the investment of over $9 billion in small and mid-sized companies and the origination of over 300 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to Fifth Street Senior Floating Rate Corp. ("FSFR") in addition to various other private fund vehicles. FSFR is a business development company focused on making senior secured loans to middle market companies that bear interest on the basis of a floating base lending rate, as compared to our more general primary investment focus on debt and equity investments in small and mid-sized companies in addition to various privately held funds. However, there may be overlap in terms of our targeted investments. See “— Material Conflicts of Interest.”
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our investment adviser’s chief executive officer, Bernard D. Berman, our chairman and our investment adviser’s president, Ivelin M. Dimitrov, our chief investment officer and the chief investment officer of our investment adviser, Alexander C. Frank, the chief operating officer of our investment adviser, Todd G. Owens, our chief executive officer, and David Heilbrunn, a Managing Director of our investment adviser.
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

•
Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash advisory fees, low leverage levels and strong investment protections, including prepayment fees. As of September 30, 2015, the weighted average yield of our debt investments, including the return on SLF JV I, was approximately 10.8%, which includes a cash component of 10.3%. Our debt investments have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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
Our investment adviser reviewed over 800 potential investment transactions with private equity sponsors during the year ended September 30, 2015. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.
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
Investments
We target debt investments that will yield meaningful current income and also provide the opportunity for capital appreciation through our ownership of equity securities in our portfolio companies. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our debt investment will be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2015, 78.8% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments
We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly cash interest that we collect on our debt investments. As of September 30, 2015, we had directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

•
First Lien Loans.    Our first lien loans generally have terms of four to six years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Second Lien Loans.    Our second lien loans generally have terms of five to seven years, primarily provide for a fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans often include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

•
Unsecured Loans.    Our unsecured investments generally have terms of five to eight years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include PIK interest and an equity component, such as warrants to purchase common stock in the portfolio company.

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
Private Equity Fund Investments
We make investments in the private equity funds of certain private equity sponsors we partner with in making investments in small and mid-sized companies. In general, we make these investments where we have a long-term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2015, we had investments in 19 private equity funds, which represented less than 1% of the fair value of our assets as of such date.
SLF JV I
We have invested in SLF JV I, which as of September 30, 2015, consisted of a diverse portfolio of loans to 34 different borrowers in industries similar to the companies in our portfolio. SLF JV I invests in middle-market and other corporate debt securities, including traditional senior debt, that are secured by some or all of the issuer’s assets.
Portfolio Management
Active Involvement in our Portfolio Companies
As a business development company, we are obligated to offer to provide managerial assistance to our portfolio companies and to provide it if requested. In fact, we provide managerial assistance to most of our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

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
The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2015:

Investment Ranking	Fair Value (thousands)	% of Portfolio
1	$215,095	8.95%
2	2,040,006	84.91
3	122,128	5.08
4	25,266	1.06
Total	$2,402,495	100.00%
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2015, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
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

Market quotations may be deemed not to represent fair value where we believe that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations not to reflect the fair value of the security, among other reasons. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).

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
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, we generally prepare and analyze discounted cash flow models based on projections of the future free cash flows of the business.
We estimate the fair value of privately held warrants using a Black Scholes pricing model. At each reporting date, privately held warrants are valued based on an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company’s operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends, and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investment portfolio:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by our finance department for unquoted investments;

•	Preliminary valuations are then reviewed and discussed with principals of the investment adviser;

•
Separately, independent valuation firms engaged by our Board of Directors prepare preliminary valuations on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us;

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

The fair value of our investments at September 30, 2015 and September 30, 2014 was determined by our Board of Directors. In addition, we will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
For the quarter ended September 30, 2015	88.3%
Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
As of September 30, 2015 and September 30, 2014, approximately 92.9% and 93.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.

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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “- Investment Advisory Agreement.” Fifth Street Management utilizes over 35 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “— Administration Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and One Embarcadero Center, Suite 1560, San Francisco, CA 94111.
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
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us to the Investment Adviser during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that Fifth Street Management will agree to waive management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The “Baseline NAV Percentage” is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by our net asset value at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Revised Management Fee modifies the base management fee payable to the Investment Adviser pursuant to our investment advisory agreement with the Investment Adviser and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which we issue or sell shares of our common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 2%.  Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
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
 _________________

(1)	Represents 8% annualized hurdle rate.

(2)	Represents 2% annualized base management fee and does not reflect any waiver of the base management fee.

(3)	Excludes organizational and offering expenses.

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

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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
Board Approval of the Investment Advisory Agreement
The investment advisory agreement was first approved by our Board of Directors in December 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P., our predecessor fund, through a written consent first solicited in December 2007. In March 2008, our Board of Directors, including all of the directors who were not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited in April 2008. In May 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. Most recently, at a meeting of the Board of Directors held in January 2015, the Board of Directors, including a majority of the independent directors, approved the annual continuation of the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

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

Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $750 million as of June 30, 2015. FSFR invests in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, similar to those we target for investment. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million to $30 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

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

Pursuant to the administration agreement with FSC CT, FSC CT furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and compensation of our chief financial officer and chief compliance officer and their respective staffs.

Exchange Act Reports
We maintain a website at http://fsc.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
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
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital. As of September 30, 2015, one of our SBIC subsidiaries had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.4 million. As of September 30, 2015, our other SBIC subsidiary had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $65.0 million.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Relating to Our Business and Structure
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
In addition, because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. For example, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate, or LIBOR, and prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold, which could have a negative impact on our net investment income.

A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our investment adviser to receive incentive fees.
Given the structure of our investment advisory agreement with our investment adviser, any general increase in interest rates would likely have the effect of making it easier for our investment adviser to meet the quarterly hurdle rate for payment of income incentive fees under the investment advisory agreement. In addition, in view of the catch-up provision applicable to income incentive fees under the investment advisory agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser’s income incentive fee resulting from such a general increase in interest rates.
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
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include original issue discount or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.
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
As of September 30, 2015, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
In addition, if the lenders exercise their right to sell the assets pledged under our credit facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
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
We have received exemptive relief from the SEC to co-invest, subject to the conditions of the relief granted by the SEC, with investment funds managed by Fifth Street Management where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by Fifth Street Management, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.
There are significant potential conflicts of interest including our investment adviser's management of FSFR and certain private investment funds, which could adversely impact our investment returns.
Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser, FSAM or other investment funds managed by our affiliates that may operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with total assets of approximately $750 million as of June 30, 2015, that invests in in senior secured loans, similar to those we target for investment, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $100 million of EBITDA and targets investment sizes generally ranging from $3 million and $30 million. We generally target small and mid-sized companies with annual revenues between $25 million and $250 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.
Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief. If we are unable to reply on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity's investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.
Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Party Transactions.”
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs.
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
We expect to continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
We could experience fluctuations in our quarterly results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
We are currently subject to litigation that could adversely affect our financial condition, business and results of operations.
We have been named as a defendant in three putative class-action lawsuits and we may possibly be subject to a variety of additional claims and lawsuits. The outcome of any such proceedings may materially adversely affect our business, financial condition, and/or operating results, and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation.  The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. In addition, we may incur expenses associated with defending ourselves against this litigation and other future claims, and these expenses may be material to our earnings in future periods.

The election of one or more of RiverNorth’s three director nominees to the Company’s Board of Directors and/or termination or modification of the Investment Advisory Agreement may adversely affect our ability to effectively implement our business strategy.

A proxy contest would be disruptive, costly and time-consuming to the Company, and would divert the attention of senior management and employees of Fifth Street Management LLC, the Company’s external manager, from the business and operations of the Company. If one or more of RiverNorth’s nominees are elected to our Board of Directors, it may adversely affect our ability to effectively implement our business strategy.

In addition, perceived uncertainties as to our future strategic direction, or any abrupt changes in our senior management or Board of Directors, may lead to concerns regarding the direction or stability of our business and operations, which may be exploited by our competitors, result in the loss of business opportunities for the Company.

Terminating or modifying the Investment Advisory Agreement could cause disruption in the Company’s business and may adversely affect the Company’s ability to successfully implement its business strategy. Furthermore, if the Investment Advisory Agreement were terminated, there is a risk that the Company would not be able to enter into a new investment advisory agreement with another party with terms and conditions as favorable to the Company.

Under certain circumstances, the termination of the Investment Advisory Agreement constitutes an event of default under the Company’s outstanding credit facilities absent an effective waiver of the lenders under such credit facilities. In addition, the termination of the Investment Advisory Agreement could result in the termination of management services to the Company and the expiry of the Company’s license to use the name “Fifth Street”, which could significantly adversely affect the business of the Company.

Any change to the composition of our Board of Directors or the termination or modification of the Investment Advisory Agreement could also cause our stock price and trading volume to experience periods of volatility.

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
It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules.
In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

As set forth in “Item 9A. Controls and Procedures,” for the period ended September 30, 2015, we identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We have taken and will take a number of actions to remediate this material weakness, as set forth in Item 9A. While we have started to implement these measures, some of these measures will take time to be fully integrated and confirmed to be effective. We cannot assure you that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Until measures are fully implemented and tested, the identified material weakness may continue to exist.

We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
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

We are subject to risks associated with communications and information systems.

We depend on the communications and information systems of our investment adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems.  Any failure or interruption in these systems could cause disruptions in our activities.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
Our investments may include OID and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•OID and PIK instruments may represent a higher credit risk than coupon loans.
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
As of September 30, 2015, our investments in portfolio companies that operate in the healthcare sector represented 27.15% of our total portfolio, at fair value. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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
Our investments in Internet and software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.
As of September 30, 2015, our investments in Internet and software companies represented 13.76% of our total portfolio, at fair value. Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.

We are subject to risks associated with our investments in energy companies.

As of September 30, 2015, our investments in portfolio companies that operate in the energy sector represent 1.76% of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by a numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.

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

Certain provisions of our restated certificate of incorporation and second amended and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our restated certificate of incorporation and our second amended and restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.
Stockholders may incur dilution if we issue securities to subscribe to, convert to or purchase shares of our common stock.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock with certain exceptions. One such exception is prior stockholder approval of issuances of securities to subscribe to, convert to or purchase shares of our common stock even if the subscription, conversion or purchase price per share of our common stock is below the net asset value per share of our common stock at the time of any such subscription, conversion or purchase. At our 2011 annual meeting of stockholders, our stockholders approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings, including under such circumstance. Such authorization has no expiration. Any decision to sell securities to subscribe to, convert to, or purchase shares of our common stock will be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests. If we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise or conversion would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to distributions and our net asset value, and other economic aspects of the common stock.
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
Our convertible notes are convertible into shares of our common stock beginning January 1, 2016 or, under certain circumstances, earlier. Upon conversion, we must deliver shares of our common stock. The conversion rate of our convertible notes was initially, and as of September 30, 2015 is, 67.7415 shares of our common stock per $1,000 principal amount of our convertible notes (equivalent to a conversion price of approximately $14.76 per share of common stock), subject to adjustment in certain circumstances. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million convertible debt currently outstanding is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our convertible notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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
Our 6.125% unsecured notes due 2028 (the “2028 Notes”), 5.875% unsecured notes due 2024 (the “2024 Notes”), and the 4.875% unsecured notes due 2019 (the “2019 Notes” and together with the 2028 Notes and 2024 Notes, the “Notes”) are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2015, we had $383.5 million of outstanding borrowings under our ING facility, $43.8 million of borrowings outstanding under our Sumitomo facility and $225.0 million of outstanding SBA-guaranteed debentures.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates or our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by our affiliates at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and One Embarcadero Center, Suite 1560, San Francisco, CA 94111. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, except as described below, we are currently not a party to any pending material legal proceedings.

We have been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), us and Fifth Street Asset Management Inc. (“FSAM”).

The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as our asset manager and investment adviser.  For example, the lawsuits allege that we improperly delayed the write-down of five of our investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its Initial Public Offering (“IPO”) in October 2014, when we should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.

We intend to defend ourselves vigorously against the plaintiff’s allegations.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of September 30, 2015. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.

Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol "FSC." The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2015
First quarter	$9.34	$7.80
Second quarter	$8.56	$6.80
Third quarter	$7.28	$6.53
Fourth quarter	$6.77	$6.01
Fiscal year ended September 30, 2014
First quarter	$10.37	$8.94
Second quarter	$9.92	$9.20
Third quarter	$9.90	$9.05
Fourth quarter	$10.20	$9.18
The last reported price for our common stock on November 27, 2015 was $6.43 per share. As of November 26, 2015, we had 72 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2015.
Distributions
Our distributions, if any, are determined by our Board of Directors.
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
The following table reflects the distributions per share including any return of capital, that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69.291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114.033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110.486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64.748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million			0.6 million

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Fifth Street Finance Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Capital Investment Corp., Gladstone Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2010 and its relative performance is tracked through September 30, 2015.
.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
Sep 2010
Dec 2010
Mar 2011
Jun 2011
Sep 2011
Dec 2011
Mar 2012
Jun 2012
Sep 2012
Dec 2012
Mar 2013
Jun 2013
Sep 2013
Dec 2013
Mar 2014
Jun 2014
Sep 2014
Dec 2014
Mar 2015
Jun 2015
Sep 2015
Fifth Street Finance Corp
NYSE Composite
NASDAQ Financial
Peer Group

*$100 invested on 9/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	Sep 2010	Dec 2010	Mar 2011	Jun 2011	Sep 2011	Dec 2011	Mar 2012	Jun 2012	Sep 2012	Dec 2012
Fifth Street Finance Corp.	100.00	113.04	127.31	113.52	93.10	98.74	103.58	109.14	123.43	120.37
NYSE Composite	100.00	109.94	116.63	116.20	95.44	105.71	116.75	111.88	119.10	122.61
NASDAQ Financial	100.00	114.76	116.31	112.79	92.45	104.55	118.38	115.49	121.06	122.05
Peer Group	100.00	107.74	113.26	104.83	87.03	93.69	104.56	107.10	115.20	121.19

	Mar 2013	Jun 2013	Sep 2013	Dec 2013	Mar 2014	Jun 2014	Sep 2014	Dec 2014	Mar 2015	Jun 2015	Sep 2015
Fifth Street Finance Corp. (cont.)	130.71	127.37	128.77	118.65	124.58	132.96	127.47	114.81	106.75	98.27	95.16
NYSE Composite (cont.)	133.10	134.86	142.46	154.84	157.69	165.54	162.29	165.29	167.18	166.85	152.27
NASDAQ Financial (cont.)	139.90	147.84	154.52	172.73	173.83	172.68	168.78	182.10	185.33	194.72	182.81
Peer Group (cont.)	126.89	122.45	127.67	134.53	136.39	141.50	132.33	128.82	142.69	139.75	124.22

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2015, 2014 and 2013 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$63,770	$69,900	$66,467	$65,338	$76,217	$74,274	$72,132	$71,331	$57,092	$58,050	$54,687	$51,783
Net investment income	28,159	32,251	28,123	26,407	37,458	34,665	34,233	36,218	28,699	30,394	29,303	26,556
Realized and unrealized gain (loss)	(30,548)	(11,740)	(2,380)	(54,877)	(9,019)	(14,378)	(4,133)	(2,512)	(2,561)	(4,388)	2,531	(8,713)
Net increase (decrease) in net assets resulting from operations	(2,389)	20,511	25,743	(28,470)	28,439	20,287	30,100	33,706	26,138	26,006	31,834	17,843
Net assets	1,353,094	1,403,213	1,410,302	1,407,822	1,478,475	1,351,321	1,365,297	1,369,968	1,368,872	1,197,268	1,050,961	1,046,879
Total investment income per common share	$0.42	$0.46	$0.43	$0.43	$0.51	$0.53	$0.52	$0.51	$0.47	$0.49	$0.52	$0.55
Net investment income per common share	0.18	0.21	0.18	0.17	0.25	0.25	0.25	0.26	0.24	0.26	0.28	0.28
Earnings (losses) per common share	(0.02)	0.13	0.17	(0.19)	0.19	0.15	0.22	0.24	0.21	0.22	0.30	0.19
Net asset value per common share at period end	9.00	9.15	9.20	9.18	9.64	9.71	9.81	9.85	9.85	9.9	9.9	9.88
Stock Repurchase Program
On November 21, 2013, our Board of Directors terminated our previous $50 million common stock repurchase program and approved a new $100 million common stock repurchase program. Under this program, any common stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate, provided they were below the most recently published net asset value per share. In December 2013, we repurchased 45,104 shares at the weighted average price of $8.978 per share, resulting in $0.4 million of cash paid during the year ended September 30, 2014.
On November 20, 2014, our Board of Directors terminated our previous $100 million common stock repurchase program and approved a new $100 million common stock repurchase plan. Under this program, common stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate. The program expired on November 20, 2015 and on November 30, 2015, our Board of Directors approved a new $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2015, we repurchased 3,077,447 shares at the weighted average price of $6.48 per share, resulting in $20.0 million of cash paid under the stock repurchase program. 423,050 of these shares were held in treasury at September 30, 2015 and subsequently retired.
Any common stock repurchases under the newly authorized program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The newly authorized repurchase program may be suspended or discontinued at any time. The company expects to finance the stock repurchases with existing cash balances or by by incurring leverage.

Item 6.     Selected Financial Data
The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2011, 2012, 2013, 2014 and 2015 set forth below was derived from our audited financial statements and related notes for Fifth Street Finance Corp.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011
Statement of Operations data:
Total investment income	$265,475	$293,954	$221,612	$165,116	$125,165
Base management fee, net	51,069	51,048	33,427	23,799	19,656
Incentive fee	28,575	35,472	28,158	22,001	16,782
All other expenses	70,891	64,860	45,074	32,882	23,080
Gain on extinguishment of unsecured convertible notes	—	—	—	1,571	1,480
Net investment income	114,940	142,574	114,953	88,005	67,127
Unrealized appreciation on interest rate swap	—	—	—	—	773
Realized loss on interest rate swap	—	—	—	—	(1,335)
Net unrealized appreciation (depreciation) on investments	(71,674)	(32,164)	13,397	55,974	(7,299)
Net unrealized (appreciation) depreciation on secured borrowings	658	(53)	—	—	—
Realized gain (loss) on investments	(28,529)	2,175	(26,529)	(64,578)	(29,059)
Net increase in net assets resulting from operations	15,395	112,532	101,821	79,401	30,207
Per share data:
Net asset value per common share at period end	$9.00	$9.64	$9.85	$9.92	$10.07
Market price at period end	6.17	9.18	10.29	10.98	9.32
Net investment income	0.75	1.00	1.04	1.11	1.05
Net realized and unrealized loss on investments, secured borrowings and interest rate swap	(0.65)	(0.21)	(0.12)	(0.11)	(0.58)
Net increase in net assets resulting from operations	0.10	0.79	0.92	1.00	0.47
Distributions per common share	0.79	1.00	1.15	1.18	1.26
Balance Sheet data at period end:
Total investments at fair value	$2,402,495	$2,495,914	$1,893,046	$1,288,108	$1,119,837
Cash, cash equivalents and restricted cash	143,484	109,046	147,359	74,393	67,644
Other assets	39,678	63,258	31,928	26,501	22,236
Total assets	2,585,657	2,668,218	2,072,333	1,389,002	1,209,717
Total liabilities	1,232,563	1,189,743	703,461	485,432	481,090
Total net assets	1,353,094	1,478,475	1,368,872	903,570	728,627
Other data:
Weighted average yield on debt investments (1)	10.8%	11.1%	11.1%	12.0%	12.4%
Number of investments at period end	135	124	99	78	65

(1)	Weighted average yield is calculated based upon our debt investments, including the return on SLF JV I, at the end of the period.

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

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
In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments for which market quotations are not readily available on an individual basis, using bond yield, market and income approaches as appropriate. In general, we utilize a bond yield method in determining the fair value of our investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, income approach, or, in certain cases, an alternative methodology potentially including market quotations, asset liquidation model, expected recovery model or other alternative approaches.

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

We evaluate the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, we look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. We do not adjust any of the prices received from these sources unless we have a reason to believe any such market quotations are not reflective of the fair value of an investment.

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
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company's historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization), cash flows, net income or revenues. We generally require portfolio companies to provide annual audited and quarterly or monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. We determine the fair value of our limited partnership interests based on the most recently available net asset value of the partnership.
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
The fair value of our investments at September 30, 2015, and September 30, 2014, was determined in good faith by our Board of Directors. In addition, we will continue to engage independent valuation firms to provide us with assistance regarding our determination of the fair value of selected portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year; however, our Board of Directors is ultimately and solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
In certain cases, an independent valuation firm may perform a portfolio company valuation which is reviewed and, where appropriate, relied upon by our Board of Directors in determining the fair value of such investment.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2012	79.5%
For the quarter ended March 31, 2013	73.8%
For the quarter ended June 30, 2013	76.4%
For the quarter ended September 30, 2013	86.5%
For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
For the quarter ended September 30, 2015	88.3%
As of September 30, 2015 and September 30, 2014, approximately 92.9% and 93.5%, respectively, of our total assets represented investments in portfolio companies valued at fair value.
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
As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2015, we had structured $2.9 million in aggregate exit fees across four portfolio investments upon the future exit of those investments.
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

For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our Investment Adviser to make speculative investments." In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $50.7 million, or 2.1%, of the fair value of our portfolio of investments as of September 30, 2015 and $39.7 million, or 1.6%, as of September 30, 2014. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2015	September 30, 2014
Cost:
Senior secured debt	78.54%	79.72%
Subordinated debt	10.90	11.67
CLO debt	—	1.18
Subordinated notes of SLF JV I	5.25	2.16
LLC equity interests of SLF JV I	0.58	0.24
Purchased equity	3.64	4.31
Equity grants	0.18	0.22
Limited partnership interests	0.91	0.50
Total	100.00%	100.00%

	September 30, 2015	September 30, 2014
Fair value:
Senior secured debt	78.80%	79.01%
Subordinated debt	9.58	11.61
CLO debt	—	1.18
Subordinated notes of SLF JV I	5.37	2.16
LLC equity interests of SLF JV I	0.51	0.23
Purchased equity	4.42	5.04
Equity grants	0.41	0.30
Limited partnership interests	0.91	0.47
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2015	September 30, 2014
Cost:
Healthcare services	20.76%	15.03%
Internet software & services	11.84	6.31
Multi-sector holdings	6.36	2.74
Advertising	5.85	6.59
Education services	4.45	9.35
Airlines	3.62	5.18
Integrated telecommunication services	3.55	1.87
Diversified support services	3.44	4.71
Data processing & outsourced services	3.25	2.42
Environmental & facilities services	3.21	—
Healthcare equipment	2.86	3.04
Oil & gas equipment services	2.57	3.86
Pharmaceuticals	2.49	1.86
Specialty stores	2.37	2.46
IT consulting & other services	2.08	3.86
Research & consulting services	2.00	0.59
Application software	2.00	5.57
Industrial machinery	1.91	2.14
Construction & engineering	1.62	1.39
Household products	1.47	1.52
Leisure products	1.39	0.83
Leisure facilities	1.34	1.97
Air freight & logistics	1.12	1.30
Home improvement retail	1.06	1.10
Consumer electronics	1.06	0.76
Apparel, accessories & luxury goods	0.96	1.43
Security & alarm services	0.90	0.53
Food distributors	0.72	—
Auto parts & equipment	0.67	0.66
Specialized consumer services	0.67	—
Human resources & employment services	0.63	2.05
Other diversified financial services	0.63	0.62
Food retail	0.44	—
Thrift & mortgage finance	0.39	0.16
Healthcare technology	0.32	0.32
Specialized finance	—	4.76
Asset management & custody banks	—	1.18
Cable & satellite	—	1.08
Specialty chemicals	—	0.54
Systems software	—	0.22
Total	100.00%	100.00%

	September 30, 2015	September 30, 2014
Fair value:
Healthcare services	21.29%	15.23%
Internet software & services	11.51	6.43
Multi-sector holdings	6.39	2.70
Advertising	6.05	6.58
Education services	4.08	9.28
Airlines	3.84	5.33
Integrated telecommunication services	3.64	1.86
Diversified support services	3.53	4.71
Environmental & facilities services	3.31	—
Data processing & outsourced services	3.21	2.40
Healthcare equipment	2.94	3.06
Pharmaceuticals	2.60	1.87
Specialty stores	2.41	2.38
Application software	2.25	5.62
Industrial machinery	2.15	2.20
IT consulting & other services	2.11	3.89
Research & consulting services	2.06	0.60
Leisure products	1.88	0.94
Construction & engineering	1.82	1.55
Oil & gas equipment services	1.76	3.71
Leisure facilities	1.44	1.98
Home improvement retail	1.12	1.12
Consumer electronics	1.08	0.77
Apparel, accessories & luxury goods	0.93	0.91
Security & alarm services	0.92	0.53
Auto parts & equipment	0.77	0.70
Food distributors	0.75	—
Specialized consumer services	0.69	—
Human resources & employment services	0.67	2.06
Other diversified financial services	0.66	0.63
Household products	0.53	1.47
Food retail	0.46	0.00
Air freight & logistics	0.43	0.84
Thrift & mortgage finance	0.40	0.16
Healthcare technology	0.32	0.32
Specialized finance	—	5.16
Asset management & custody banks	—	1.18
Cable & satellite	—	1.08
Specialty chemicals	—	0.54
Systems software	—	0.21
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2015 and September 30, 2014:

Investment Ranking	September 30, 2015				September 30, 2014
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$215,095	8.95%	1.85		$65,268	2.61%	1.94
2	2,040,006	84.91	4.94		2,424,290	97.14	4.84
3	122,128	5.08	5.54		—	—	—
4	25,266	1.06	NM	(1)	6,356	0.25	NM	(1)
Total	$2,402,495	100.00%	4.60		$2,495,914	100.00%	4.75
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2015, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest and OID income. We added one investment to PIK nonaccrual status during the quarter ended September 30, 2015. While this investment was current with their cash interest payments, we reversed $29,000 of noncash income related to this investment for the quarter.
As of September 30, 2014, there was one investment on which we had stopped accruing cash interest. As of September 30, 2013, there were no investments on which we had stopped accruing cash and/or PIK interest and OID income.
The percentages of our debt investments at cost and fair value by accrual status for the periods ended September 30, 2015, September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2015				September 30, 2014				September 30, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,226,334	95.08%	$2,206,418	97.97%	$2,345,637	99.25%	$2,339,087	99.73%	$1,779,201	100.00%	$1,793,463	100.00%
PIK non-accrual	66,579	2.84	28,145	1.25	—	—	—	—	—	—	—	—
Cash non-accrual(1)	48,694	2.08	17,600	0.78	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,341,607	100.00%	$2,252,163	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$1,779,201	100.00%	$1,793,463	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2015, September 30, 2014 and September 30, 2013 was as follows:

	September 30, 2015	September 30, 2014	September 30, 2013
Miche Bag, LLC (2)	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
Answers Corporation - second lien term loan	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
We no longer hold this investment at September 30, 2015. In October 2014, we restructured our investment in Miche Bag, LLC. As part of the restructuring, we received debt and equity securities in the restructured entity, Miche Group, LLC.

Income non-accrual amounts for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Cash interest income	$5,179	$786	$280
PIK interest income	8,423	181	745
OID income	4,627	250	—
Total	$18,229	$1,217	$1,025
Senior Loan Fund JV I, LLC
In May, 2014, we entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of September 30, 2015 and September 30, 2014, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
On June 30, 2014, SLF JV I closed on a $200.0 million credit facility with Deutsche Bank AG, New York Branch. The facility has a maturity date of July 1, 2019 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.25% per annum. $188.6 million and $109.3 million was outstanding under this facility as of September 30, 2015 and September 30, 2014, respectively.
On July 7, 2015, SLF JV I closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, bringing SLF JV I’s total debt capacity to $400.0 million.  The facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $53.0 million was outstanding under this facility as of September 30, 2015.
Borrowings under the Deutsche Bank facility and Credit Suisse facility are secured by all of the assets of SLF JV I and all of the equity interests in SLF JV I.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of September 30, 2015 and September 30, 2014, SLF JV I had total assets of $419.0 million and $186.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value as of September 30, 2015. As of September 30, 2014, our investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 34 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2015 and September 30, 2014, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of September 30, 2015 and September 30, 2014, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $164.9 million and $68.6 million, respectively, was funded as of September 30, 2015 and September 30, 2014 relating to these commitments, of which $144.3 million and $60.0 million, respectively, was from us. As of September 30, 2015 and September 30, 2014, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $27.6 million and $103.5 million was unfunded, respectively. As of September 30, 2015 and September 30, 2014, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $3.1 million and $11.5 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Senior secured loans (1)	$395,193	$158,451
Weighted average interest rate on senior secured loans (2)	7.99%	8.09%
Number of borrowers in SLF JV I	34	18
Largest loan to a single borrower (1)	$30,000	$20,000
Total of five largest loans to borrowers (1)	$109,834	$60,000
__________________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

SLF JV I Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,722	$9,683	$9,697
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,756	8,782	8,712
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,287	17,748
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	7,062	7,046	7,057
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,950	9,858	9,839
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,369	3,330	3,263
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,925	9,762	9,590
Total Compuware Corporation					13,294	13,092	12,853
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,583	2,584	2,577
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,686	8,750
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	9,937	9,985	9,938
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,972	10,040	9,921
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,596
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,850	19,850	19,627
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	30,000	30,082	30,295
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,145	6,145	6,099
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,900	9,693	9,813
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	9,875	9,744	9,875
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,875	9,903	9,662

		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,875	9,718	9,769
Total InMotion Entertainment Group, LLC					19,750	19,621	19,431
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,185	9,185	8,087
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,950	9,717	9,883
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,554	19,517	19,218
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	12,031	12,017	12,017
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,266	12,100	12,138
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,781	4,682	4,730
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,843	12,852	12,935
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,812	19,787	19,649
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,796	4,548	4,760
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,300	5,169	5,300
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,344
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+5% (1% floor)	13,604	13,476	13,417
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,900	9,900	9,885
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,913	4,913	4,839
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,700	2,700	2,686
World50, Inc. (3)	Research & consulting services	First Lien	3/30/2017	LIBOR+8.5% (1% floor)	10,155	10,033	10,019
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,547	20,511	20,420
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,630	8,562
Total Yeti Acquisition, LLC					29,172	29,141	28,982
					$395,193	$392,978	$389,717
__________________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at September 30, 2015.
(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight & logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
Total Yeti Acquisition, LLC					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
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
(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.
The amortized cost and fair value of the subordinated notes held by us was $129.9 million and $128.9 million, respectively, as of September 30, 2015 and $54.0 million at both amortized cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $6.9 million and $1.0 million on our investments in these notes for the years ended September 30, 2015 and September 30, 2014, respectively. The cost and fair value of the LLC equity interests held by us was $14.4 million and $12.2 million, respectively, as of September 30, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. We earned dividend income of $7.9 million and $1.3 million, respectively, for the years ended September 30, 2015 and September 30, 2014 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of September 30, 2015 and September 30, 2014 and for the year ended September 30, 2015 and the period from July 1, 2014 (commencement of operations) through September 30, 2014:

	September 30, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2015: $392,978; cost September 30, 2014: $158,798)	$389,717	$158,683
Receivables from secured financing arrangements at fair value (cost September 30, 2015: $10,021; cost September 30, 2014: $20,066)	9,723	19,970
Cash and cash equivalents	7,354	—
Restricted cash	6,126	2,276
Other assets	6,033	5,039
Total assets	$418,953	$185,968

Senior credit facilities payable	$241,572	$109,334
Payables from unsettled transactions	7,745	4,750
Subordinated notes payable at fair value (proceeds September 30, 2015: $148,433 and September 30, 2014: $61,696)	147,334	61,696
Other liabilities	8,361	3,634
Total liabilities	$405,012	$179,414
Members' equity	13,941	6,554
Total liabilities and members' equity	$418,953	$185,968

	Year ended September 30, 2015	Period from July 1, 2014 through September 30, 2014
Selected Statements of Operations Information:
Interest income	$22,115	$3,427
Other income	1,138	250
Total investment income	23,253	3,677
Interest expense	13,756	2,179
Other expenses	203	70
Total expenses (1)	13,959	2,249
Net unrealized depreciation	(2,251)	(209)
Net realized loss	(244)	(20)
Net income	$6,799	$1,199
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the year ended September 30, 2015, we sold $310.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $256.1 million cash consideration, subordinated notes of $48.9 million and LLC equity interests of $5.4 million. We recognized a $0.5 million realized loss on these transactions.
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
Comparison of Years ended September 30, 2015 and September 30, 2014
Total Investment Income
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
Total investment income for the years ended September 30, 2015 and September 30, 2014 was $265.5 million and $294.0 million, respectively. For the year ended September 30, 2015, this amount primarily consisted of $229.3 million of interest income from portfolio investments (which included $13.4 million of PIK interest) and $22.3 million of fee income. For the year ended September 30, 2014, this amount primarily consisted of $236.8 million of interest income from portfolio investments (which included $24.1 million of PIK interest) and $52.8 million of fee income.
The decrease in our total investment income for the year ended September 30, 2015, as compared to the year ended September 30, 2014, was primarily attributable to a decrease in fee income earned on new investments.
Expenses
Net expenses (expenses net of base management fee waivers) for the years ended September 30, 2015 and September 30, 2014 were $150.5 million and $151.4 million, respectively. Net expenses decreased for the year ended September 30, 2015, as compared to the year ended September 30, 2014, by $0.8 million. This was due primarily to an increase in interest expense, which was attributable to a 10.7% increase in weighted average debt outstanding for the year-over-year period, offset by a decrease in Part I Incentive fees paid to the Investment Adviser.
Net Investment Income
As a result of the $28.5 million decrease in total investment income and the $0.8 million decrease in net expenses, net investment income for the year ended September 30, 2015 reflected a $27.6 million, or 19.4%, decrease compared to the year ended September 30, 2014.
Realized Gain (Loss) on Investments and Secured Borrowings
Realized gain (loss) is the difference between the net proceeds received from dispositions of portfolio investments and secured borrowings and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the year ended September 30, 2015, we recorded investment realization events, including the following:

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

•
In June 2015, we received a cash payment of $97.8 million from HFG Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. We also received an additional $18.0 million in connection with the sale of our equity investment. A realized loss of $4.4 million was recorded on this transaction;

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

•
In July 2015, we received a cash payment of $26.3 million from Specialized Education Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2015, we received a cash payment of $2.0 million from 2Checkout.com, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2015, we received a cash payment of $15.0 million from ShareThis, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2015, we received a cash payment of $29.5 million from Salus CLO 2012-1, Ltd. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the year ended September 30, 2015, we received payments of $749.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market and repayment of secured borrowings and recorded an aggregate net realized loss of $0.8 million on these transactions.

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
During the year ended September 30, 2015, we recorded net unrealized depreciation on investments and secured borrowings of $71.0 million. This consisted of $91.2 million of net unrealized depreciation on debt investments and $0.2 million of net unrealized depreciation on equity investments, offset by $19.7 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.7 million of net unrealized depreciation on secured borrowings. For the three months ended September 30, 2015, the net unrealized depreciation on our portfolio was primarily due to market movements, as increased volatility in loan prices driven by the market dislocation that occurred during the quarter negatively affected our investment valuations accordingly.
During the year ended September 30, 2014, we recorded net unrealized depreciation on investments and secured borrowings of $32.2 million. This consisted of $31.9 million of net unrealized depreciation on debt investments, $0.1 million of net unrealized appreciation on secured borrowings and $3.4 million of net reclassifications to realized gains (resulting in unrealized depreciation), partially offset by $3.1 million of net unrealized appreciation on equity investments.
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

•	Part I incentive fee, which was attributable to a 24.4% increase in pre-incentive fee net investment income for the year-over-year period; and

•	Interest expense, which was attributable to an 85.7% increase in weighted average debt outstanding for the year-over-year period.
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

Net Unrealized Appreciation (Depreciation) on Investments
During the year ended September 30, 2014, we recorded net unrealized depreciation on investments of $32.2 million. This consisted of $31.9 million of net unrealized depreciation on debt investments and $3.4 million of net reclassifications to realized gains (resulting in unrealized depreciation), partially offset by $3.1 million of net unrealized appreciation on equity investments. During the year ended September 30, 2013, we recorded net unrealized appreciation of $13.4 million. This consisted of $16.4 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments.
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
For the year ended September 30, 2015, we experienced a net increase in cash and cash equivalents of $51.6 million. During that period, we received $146.2 million of net cash from operating activities, primarily from $1.4 billion of principal payments, PIK payments and sale proceeds received and $114.9 million of net investment income, partially offset by funding $1.4 billion of investments and net revolvers. During the same period, net cash used by financing activities was $94.5 million, primarily consisting of $114.7 million of cash distributions paid to our stockholders, $62.8 million of repayments of secured borrowings, $20.0 million of repurchases of common stock under our share repurchase program and $6.0 million of repurchases of common stock under our DRIP, partially offset by $109.9 million of net borrowings under our credit facilities.
For the year ended September 30, 2014, we experienced a net decrease in cash and cash equivalents of $56.6 million. During that period, we used $546.3 million of net cash in operating activities, primarily for the funding of $1.6 billion of investments and net revolvers, partially offset by $981.4 million of principal payments, PIK payments and sale proceeds received and $142.6 million of net investment income. During the same period, net cash provided by financing activities was $489.8 million, primarily consisting of $138.2 million of proceeds from issuances of our common stock, $244.4 million of proceeds from the issuance of our 4.875% unsecured notes due 2019 (the “2019 Notes”), $129.4 million of net borrowings under our credit facilities, $78.3 million of net proceeds from secured borrowings and $43.3 million of net borrowings under our SBA debentures, partially offset by $132.5 million of cash distributions paid to our stockholders and $7.7 million of repurchases of common stock under our DRIP.
As of September 30, 2015, we had $143.5 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.4 billion, $15.7 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $427.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.3 million of unsecured notes payable, $21.2 million of secured borrowings and unfunded commitments of $305.3 million.
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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for the past several months) and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. As of September 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we expect to repay in full our Convertible Notes on or before their maturity date of April 1, 2016. In order to fund this repayment, we may utilize other sources of leverage, including borrowings on our revolving credit facilities or the issuance of public debt securities.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million			0.6 million
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through September 30, 2015:

Date	Transaction	Shares	Public Offering Price Per Share	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their over-allotment option.
On August 22, 2014, we entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which we may sell, from time to time at our sole discretion, up to $100,000,000 of our common stock. From the inception of the ATM Program through September 30, 2014, we sold 841,456 shares of our common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, under the ATM Program. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million. There were no issuances under the ATM Program for the fiscal year ended September 30, 2015.
On November 20, 2015, our previous $100 million common stock repurchase program expired and on November 30, 2015 our Board of Directors approved a new $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2015, we repurchased 3,077,447 shares at the weighted average price of $6.48 per share, resulting in $20.0 million of cash paid under the stock repurchase program. 423,050 of these shares were held in treasury at September 30, 2015 and subsequently retired.

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
As of September 30, 2015, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.4 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of September 30, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $65.0 million, as compared to $63.1 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of September 30, 2015.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded aggregate interest expense of $9.3 million, $8.6 million and $7.1 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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

Effective February 21, 2014, we, together with Funding, terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, we have no borrowing capacity under the Wells Fargo facility as of September 30, 2015. Upon termination of the Wells Fargo facility, we accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the years ended September 30, 2014 and September 30, 2013, we recorded interest expense of $1.8 million and $3.1 million, respectively, related to the Wells Fargo facility, inclusive of this acceleration.
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
As of September 30, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in our SBIC subsidiaries and equity interests in Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and us. Fund of Funds and Holdings were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
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
As of September 30, 2015, we had $383.5 million of borrowings outstanding under the ING facility, which had a fair value of $383.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.557% for the year ended

September 30, 2015. For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded interest expense of $13.4 million, $13.0 million and $7.7 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement ("Sumitomo Agreement"), as amended from time to time, with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of September 30, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
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
As of September 30, 2015, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.433% for the year ended September 30, 2015. For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded interest expense of $1.9 million, $2.0 million and $1.7 million, respectively, related to the Sumitomo facility.
As of September 30, 2015, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,044 million	$1,401 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.67:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.34:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2015. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2015.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations."

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of September 30, 2015):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	50 million	0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million	705 million		383 million	322 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—					LIBOR (3) + 2.25%
	8/17/2015	Amended credit facility	125 million	0.4 million	62 million	(1)	44 million	18 million	LIBOR (3) + 2%/2.25% (5)
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option

(5)	LIBOR +2.0% when the facility is drawn more than 35%. Otherwise, LIBOR +2.25%
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at September 30, 2015 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the year ended September 30, 2015, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For each of the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded interest expense of $6.8 million related to the Convertible Notes.
As of September 30, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $116.6 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the years ended September 30, 2015 and September 30, 2014, we recorded interest expense of $13.4 million and $7.8 million, respectively, related to the 2019 Notes.
As of September 30, 2015, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $258.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the year ended September 30, 2015, we did not repurchase any of the 2024 Notes in the open market.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded interest expense of $4.6 million, $4.6 million and $4.4 million, respectively, related to the 2024 Notes.
As of September 30, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.8 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we did not repurchase any of the 2028 Notes in the open market.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we recorded interest expense of $5.5 million, $5.5 million and $2.7 million, respectively, related to the 2028 Notes.

As of September 30, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.4 million.
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
As of September 30, 2015, secured borrowings at fair value totaled $21.2 million and the fair value of the loan that is associated with these secured borrowings was $55.1 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2015 and September 30, 2014, there were $62.8 million and $3.0 million of repayments on secured borrowings, respectively.
For the years ended September 30, 2015 and September 30, 2014, we recorded interest expense of $1.7 million and $1.3 million, respectively, related to the secured borrowings.
As of September 30, 2015, there were $21.8 million of secured borrowings outstanding, which had a fair value of $21.2 million.
Total interest expense for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 was $56.7 million, $51.5 million and $33.5 million, respectively.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, our only off-balance sheet arrangements consisted of $305.3 million of unfunded commitments, which was comprised of $260.2 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. As of September 30, 2014, our only off-balance sheet arrangements consisted of $325.0 million, which was comprised of $185.4 million to provide debt financing to certain of our portfolio companies, $115.0 million to provide debt and equity financing to SLF JV I and $24.6 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of September 30, 2015.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2015 and September 30, 2014 is shown in the table below:

	September 30, 2015	September 30, 2014
Yeti Acquisition, LLC	$40,000	$15,000
Senior Loan Fund JV 1, LLC	30,690	115,018
Lift Brands Holdings, Inc.	17,000	20,000
BMC Software Finance, Inc.	15,000	15,000
Valet Merger Sub, Inc.	13,700	—
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—
RP Crown Parent, LLC	9,868	10,000
First Choice ER, LLC	9,451	9,181
Legalzoom.com, Inc.	8,815	—
Refac Optical Group	6,400	6,400
Ameritox, Ltd	6,400	—
Discovery Practice Management, Inc.	6,347	2,682
InMotion Entertainment Group, LLC	6,308	7,916
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
TIBCO Software, Inc.	5,800	—

Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
TrialCard Incorporated	4,900	—
Adventure Interactive, Corp.	4,846	4,846
First American Payment Systems, LP	4,225	5,000
Edge Fitness, LLC	3,735	—
Metamorph US 3, LLC	3,675	—
All Metro Health Care Services, Inc.	3,300	—
World 50, Inc.	3,000	4,000
WeddingWire, Inc.	3,000	—
Motion Recruitment Partners LLC	2,900	—
Edmentum, Inc.	2,664	—
OmniSYS Acquisition Corporation	2,500	2,500
QuorumLabs, Inc.	2,500	—
Teaching Strategies, LLC	2,400	5,000
Idera, Inc.	2,400	—
My Alarm Center, LLC	2,068	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
TransTrade Operators, Inc.	1,559	2,255
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,396	1,726
Phoenix Brands Merger Sub LLC	1,286	1,286
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,198	1,433
Ansira Partners, Inc.	1,190	1,190
Webster Capital III, L.P. (limited partnership)	1,149	2,000
Riverside Fund V, LP (limited partnership interest)	1,047	1,422
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Garretson Firm Resolution Group, Inc.	993	859
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	924	1,285
Sterling Capital Partners IV, L.P. (limited partnership interest)	762	1,126
RCP Direct II, LP (limited partnership interest)	754	990
HealthDrive Corporation	734	734
L Squared Capital Partners (limited partnership interest)	438	1,000
Milestone Partners IV, LP (limited partnership interest)	429	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	398	632
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	318	502
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	316	5,944
RCP Direct, LP (limited partnership interest)	188	344
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
All Web Leads, Inc.	—	3,500
Deltek, Inc.	—	3,213
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520
Enhanced Recovery Company, LLC	—	1,500
Total Military Management, Inc.	—	857
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Baird Capital Partners V, LP (limited partnership interest)	—	174
Total	$305,326	$324,954

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2014	Debt Outstanding as of September 30, 2015	Weighted average debt outstanding for the year ended September 30, 2015	Maximum debt outstanding for the year ended September 30, 2015
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	267,395	383,495	397,603	651,995
Sumitomo facility	50,000	43,800	43,964	50,000
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	84,750	21,787	35,595	84,750
Total debt	$1,153,395	$1,200,332	$1,228,412
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	55,577	8,887	17,725	17,749	11,216
ING facility	383,495	—	383,495	—	—
Interest due on ING facility	28,761	9,587	19,174	—	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,767	966	1,933	1,933	935
Convertible Notes	115,000	115,000	—	—	—
Interest due on Convertible Notes	3,116	3,116	—	—	—
Secured borrowings	21,787	—	21,787	—	—
Interest due on secured borrowings	2,563	1,035	1,528	—	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	41,671	12,188	24,375	5,108	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	40,055	4,406	8,813	8,813	18,023
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	66,520	5,283	10,566	10,566	40,105
Total	$1,444,362	$160,468	$489,396	$294,169	$500,329
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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and do not expect to incur a U.S. federal excise tax for the calendar year 2015. We may incur a federal excise tax in future years.
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
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser, Fifth Street Management. Messrs. Berman, Dimitrov, Owens and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, fees payable to our investment adviser equal to (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our "Incentive Fee Capital Gains," which equals our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we incurred fees of $80.2 million, $87.2 million and $63.9 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the year ended September 30, 2015, the

Investment Adviser voluntarily waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted a waiver of $0.5 million.
For the years ended September 30, 2014 and 2013, the Investment Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of $0.7 million and $2.3 million.
On July 14, 2015, we announced that our Investment Adviser voluntarily agreed to a revised base management fee arrangement (the “Revised Management Fee”) for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”).
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us to Fifth Street Management during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that Fifth Street Management will agree to waive management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The “Baseline NAV Percentage” is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by the net asset value at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Revised Management Fee modifies the base management fee payable to Fifth Street Management pursuant to our investment advisory agreement with Fifth Street Management and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which we issue or sell shares of our common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 2%.  Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, we incurred expenses of $6.9 million, $5.7 million and $4.3 million, respectively, under the administration agreement.
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
Recent Developments
On November 30, 2015, our Board of Directors declared the following distributions:

•	$0.06 per share, payable on December 30, 2015 to stockholders of record on December 15, 2015;

•	$0.06 per share, payable on January 28, 2016 to stockholders of record on January 15, 2016; and

•	$0.06 per share, payable on February 26, 2016 to stockholders of record on February 12, 2016.

On November 20, 2015, our previous $100 million common stock repurchase program expired and on November 30, 2015, our Board of Directors approved a new $100 million common stock repurchase plan through November 30, 2016. Any common stock repurchases under the newly authorized program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The newly authorized repurchase program may be suspended or discontinued at any time. The company expects to finance the stock repurchases with existing cash balances or by incurring leverage.

On November 6, 2015, RiverNorth Institutional Partners, L.P. (“RiverNorth”) delivered a letter to us (i) nominating a slate of three individuals for election to our Board of Directors and (ii) submitting a business proposal for our shareholders to vote on terminating the investment advisory agreement with Fifth Street Management LLC (the “Investment Advisory Agreement”), in each case, at our 2016 annual stockholders’ meeting. In addition, on November 16, 2015, RiverNorth filed a Schedule 13D with the Securities and Exchange Commission disclosing that RiverNorth and certain of its affiliates beneficially own approximately 5.9% of our common stock (of which approximately 1.4% is via cash-settled total return swaps) and outlined in a letter certain changes that it seeks us to implement, including: (a) the reduction of the Investment Advisory Agreement’s base management and incentive fees, (b) the application of a total return high watermark to the Investment Advisory Agreement’s net investment income incentive fee calculation and (c) a significant increase to the size of our common stock buyback program.

We have been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), us and Fifth Street Asset Management Inc. (“FSAM”).

The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as our asset manager and investment adviser.  For example, the lawsuits allege that we improperly delayed the write-down of five of our investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its Initial Public Offering (“IPO”) in October 2014, when we should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.

We intend to defend ourselves vigorously against the plaintiff’s allegations.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of September 30, 2015. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.
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
As of September 30, 2015, 77.5% of our debt investment portfolio (at fair value) and 76.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2015 and September 30, 2014 was as follows:

	September 30, 2015		September 30, 2014
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$220,165	12.62%	$181,450	11.05%
1% to under 2%	1,511,195	86.59	1,397,913	85.16
2% to under 3%	—	—	39,970	2.44
3% and over	13,776	0.79	22,143	1.35
Total	$1,745,136	100.00%	$1,641,476	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$76,100	$(21,900)	$54,200
400	58,600	(17,500)	41,100
300	41,200	(13,100)	28,100
200	23,800	(8,700)	15,100
100	6,800	(4,300)	2,500

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2015 and September 30, 2014:

	September 30, 2015		September 30, 2014
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$143,484	$—	$109,046	$—
Prime rate	2,076	6,000	1,040	80,000
LIBOR
30 day	52,661	421,295	62,509	237,395
90 day	1,797,527	21,787	1,546,536	84,750
Fixed rate	561,906	751,250	709,963	751,250
Total	$2,557,654	$1,200,332	$2,429,094	$1,153,395

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fifth Street Finance Corp.:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Fifth Street Finance Corp. and its subsidiaries at September 30, 2015 and September 30, 2014, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to not having the appropriate design or not properly maintaining effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required necessary to validate certain portfolio company data, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b). We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at September 30, 2015 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinions expressed above.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
November 30, 2015

Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2015	September 30, 2014
ASSETS
Investments at fair value:
Control investments (cost September 30, 2015: $333,520; cost September 30, 2014: $387,625)	$318,893	$394,872
Affiliate investments (cost September 30, 2015: $36,637; cost September 30, 2014: $37,757)	40,606	40,764
Non-control/Non-affiliate investments (cost September 30, 2015: $2,102,781; cost September 30, 2014: $2,069,301)	2,042,996	2,060,278
Total investments at fair value (cost September 30, 2015: $2,472,938; cost September 30, 2014: $2,494,683)	2,402,495	2,495,914
Cash and cash equivalents	138,377	86,731
Restricted cash	5,107	22,315
Interest, dividends and fees receivable	15,687	15,224
Due from portfolio companies	2,641	22,950
Receivables from unsettled transactions	5,168	4,750
Deferred financing costs	16,051	20,334
Other assets	131	—
Total assets	$2,585,657	$2,668,218
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$5,006	$3,908
Base management fee payable	12,105	12,372
Part I incentive fee payable	4,426	9,309
Due to FSC CT	2,965	2,464
Interest payable	4,300	5,797
Amounts payable to syndication partners	1,316	3,817
Payable from unsettled transaction	3,648	—
Credit facilities payable	427,295	317,395
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,320	409,878
Secured borrowings at fair value (proceeds September 30, 2015: $21,787; proceeds September 30, 2014: $84,750)	21,182	84,803
Total liabilities	1,232,563	1,189,743
Commitments and contingencies (Note 3)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 150,668 and 153,340 shares issued at September 30, 2015 and September 30, 2014, respectively	1,507	1,533
Additional paid-in-capital	1,631,523	1,649,086
Treasury stock, 423 shares at September 30, 2015	(2,538)	—
Net unrealized appreciation (depreciation) on investments and secured borrowings	(69,838)	1,178
Net realized loss on investments, secured borrowings and interest rate swap	(180,945)	(152,416)
Accumulated overdistributed net investment income	(26,615)	(20,906)
Total net assets (equivalent to $9.00 and $9.64 per common share at September 30, 2015 and September 30, 2014, respectively) (Note 12)	1,353,094	1,478,475
Total liabilities and net assets	$2,585,657	$2,668,218
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Interest income:
Control investments	$15,541	$14,839	$5,614
Affiliate investments	4,338	4,084	2,792
Non-control/Non-affiliate investments	195,988	193,720	148,467
Interest on cash and cash equivalents	55	17	23
Total interest income	215,922	212,660	156,896
PIK interest income:
Control investments	5,029	9,615	2,764
Affiliate investments	860	966	1,404
Non-control/Non-affiliate investments	7,500	13,560	12,619
Total PIK interest income	13,389	24,141	16,787
Fee income:
Control investments	1,841	7,211	4,271
Affiliate investments	52	230	48
Non-control/Non-affiliate investments	20,371	45,382	41,551
Total fee income	22,264	52,823	45,870
Dividend and other income:
Control investments	12,574	3,313	—
Non-control/Non-affiliate investments	1,326	1,017	2,059
Total dividend and other income	13,900	4,330	2,059
Total investment income	265,475	293,954	221,612
Expenses:
Base management fee	51,615	51,735	35,748
Part I incentive fee	28,575	35,472	28,158
Professional fees	4,079	3,948	4,182
Board of Directors fees	722	598	576
Interest expense	56,654	51,465	33,470
Administrator expense	3,090	2,810	1,925
General and administrative expenses	6,346	6,039	4,921
Total expenses	151,081	152,067	108,980
Base management fee waived	(546)	(687)	(2,321)
Net expenses	150,535	151,380	106,659
Net investment income	114,940	142,574	114,953
Unrealized appreciation (depreciation) on investments:
Control investments	(21,874)	(737)	13,302
Affiliate investments	962	882	434
Non-control/Non-affiliate investments	(50,762)	(32,309)	(339)
Net unrealized appreciation (depreciation) on investments	(71,674)	(32,164)	13,397
Net unrealized (appreciation) depreciation on secured borrowings	658	(53)	—
Realized gain (loss) on investments and secured borrowings:
Control investments	(4,516)	(299)	(11,224)
Affiliate investments	72	—	—
Non-control/Non-affiliate investments	(24,085)	2,474	(15,305)
Net realized gain (loss) on investments and secured borrowings	(28,529)	2,175	(26,529)
Net increase in net assets resulting from operations	$15,395	$112,532	$101,821
Net investment income per common share — basic	$0.75	$1.00	$1.04
Earnings per common share — basic	$0.10	$0.79	$0.92
Weighted average common shares outstanding — basic	153,164	141,992	110,270
Net investment income per common share — diluted	$0.75	$0.99	$1.01
Earnings per common share — diluted (Note 5)	$0.10	$0.79	$0.90
Weighted average common shares outstanding — diluted	160,954	149,783	118,061
Distributions per common share	$0.79	$1.00	$1.16
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Operations:
Net investment income	$114,940	$142,574	$114,953
Net unrealized appreciation (depreciation) on investments	(71,674)	(32,164)	13,397
Net unrealized (appreciation) depreciation on secured borrowings	658	(53)	—
Net realized gain (loss) on investments and secured borrowings	(28,529)	2,175	(26,529)
Net increase in net assets resulting from operations	15,395	112,532	101,821
Stockholder transactions:
Distributions to stockholders	(120,647)	(133,984)	(100,430)
Tax return of capital	—	(8,628)	(27,063)
Net decrease in net assets from stockholder transactions	(120,647)	(142,612)	(127,493)
Capital share transactions:
Issuance of common stock, net	(94)	137,595	478,919
Issuance of common stock under dividend reinvestment plan	5,953	10,144	12,055
Repurchases of treasury stock	(2,538)	—	—
Repurchase of common stock under stock repurchase program	(17,497)	(406)	—
Repurchase of common stock under dividend reinvestment program	(5,953)	(7,650)	—
Net increase (decrease) in net assets from capital share transactions	(20,129)	139,683	490,974
Total increase (decrease) in net assets	(125,381)	109,603	465,302
Net assets at beginning of period	1,478,475	1,368,872	903,570
Net assets at end of period	$1,353,094	$1,478,475	$1,368,872
Net asset value per common share	$9.00	$9.64	$9.85
Common shares outstanding at end of period	150,263	153,340	139,041
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share amounts)

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,395	$112,532	$101,821
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized (appreciation) depreciation on investments	71,674	32,164	(13,397)
Net unrealized appreciation (depreciation) on secured borrowings	(658)	53	—
Net realized (gains) losses on investments and secured borrowings	28,529	(2,175)	26,529
PIK interest income	(13,389)	(24,141)	(16,787)
Recognition of fee income	(22,264)	(52,823)	(45,870)
Accretion of original issue discount on investments	(7,328)	(747)	(612)
Accretion of original issue discount on unsecured notes payable	443	—	—
Amortization of deferred financing costs	5,117	6,092	5,198
Changes in operating assets and liabilities:
Fee income received	21,588	50,498	38,558
(Increase) decrease in restricted cash	17,208	(18,245)	(2,434)
Increase in interest, dividends and fees receivable	(1,104)	(4,456)	(2,249)
(Increase) decrease in due from portfolio companies	20,309	(21,136)	1,478
(Increase) decrease in receivables from unsettled transactions	(418)	(4,750)	1,750
(Increase) decrease in other assets	(131)	187	(131)
Increase in accounts payable, accrued expenses and other liabilities	1,098	2,742	28
Increase (decrease) in base management fee payable	(267)	2,747	3,052
Increase (decrease) in Part I incentive fee payable	(4,883)	2,134	1,596
Increase (decrease) in due to FSC CT	501	1,624	(790)
Increase (decrease) in interest payable	(1,497)	2,857	(1,280)
Increase (decrease) in payables from unsettled transactions	3,648	(35,716)	35,716
Increase (decrease) in amounts payable to syndication partners	(2,501)	3,817	—
Purchases of investments and net revolver activity	(1,419,801)	(1,581,001)	(1,281,029)
Principal payments received on investments (scheduled payments)	29,169	71,305	46,911
Principal payments received on investments (payoffs)	653,522	572,510	571,396
PIK interest income received in cash	2,397	7,969	8,514
Proceeds from the sale of investments	749,835	329,621	60,373
Net cash provided (used) by operating activities	146,192	(546,338)	(461,659)
Cash flows from financing activities:
Distributions paid in cash	(114,694)	(132,468)	(115,438)
Borrowings under SBA debentures payable	—	43,250	31,750
Borrowings under credit facilities	818,400	1,016,233	1,067,144
Repayments of borrowings under credit facilities	(708,500)	(886,838)	(1,080,395)
Proceeds from the issuance of unsecured notes	—	244,403	155,824
Proceeds from issuance of common stock	—	138,239	479,949
Repurchases of treasury stock	(2,538)	—	—
Proceeds from secured borrowings	—	81,312	—
Repayments of secured borrowings	(62,836)	(3,000)	—
Repurchases of common stock under stock repurchase program	(17,497)	(406)	—
Repurchases of common stock under dividend reinvestment plan	(5,953)	(7,650)	—
Deferred financing costs paid	(834)	(2,653)	(5,570)
Offering costs paid	(94)	(642)	(1,073)
Net cash provided (used) by financing activities	(94,546)	489,780	532,191
Net increase (decrease) in cash and cash equivalents	51,646	(56,558)	70,532
Cash and cash equivalents, beginning of period	86,731	143,289	72,757
Cash and cash equivalents, end of period	$138,377	$86,731	$143,289
Supplemental information:
Cash paid for interest	$52,706	$42,811	$27,628
Non-cash operating activities:
Exchange of investments	$—	$50,548	$30,521
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$5,953	$10,144	$12,054
Exchange of secured borrowings	—	6,438	—
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$16,923	$16,906	$16,878
LC Facility, 8.5% cash due 12/31/2016		1,444	1,438	1,444
746,114 Series A Preferred Units			16,310	19,414
746,114 Common Stock Units			5,316	5,930
			39,970	43,666
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	8,713
First Lien Revolver, 8% cash due 5/31/2016		2,850	2,850	1,555
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			27,622	10,268
First Star Aviation, LLC (17)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		5,390	5,389	5,313
10,104,401 Common Units			10,104	9,500
			15,493	14,813
First Star Speir Aviation 1 Limited (12) (17)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		46,321	46,321	47,824
2,058,411.64 Common Units			—	1,965
			46,321	49,789
First Star Bermuda Aviation Limited (12) (17)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,869	24,869	24,836
4,293,736 Common Units			2,894	2,773
			27,763	27,609
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		13,106	13,106	13,066
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,582	3,582	3,574
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,464
			23,635	24,951
Senior Loan Fund JV I, LLC (12)(16)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		129,879	129,879	128,917
87.5% LLC equity interest (6)			14,431	12,205
			144,310	141,122
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, 8% cash due 12/18/2016		2,500	2,500	2,500
100 units in FSFC Miche, Inc.			5,906	4,175
			8,406	6,675
Total Control Investments (23.6% of net assets)			$333,520	$318,893
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,332	$9,332	$9,389
1,080,399 shares of Series A Preferred Stock			1,080	4,213
			10,412	13,602
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,233	26,225	26,240
4,668,788 Shares of Preferred Stock			—	764
			26,225	27,004
Total Affiliate Investments (3.0% of net assets)			$36,637	$40,606
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock (6)			$849	$969
			849	969
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,358	4,358	4,401
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,698	11,698	11,764
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			18,322	18,431
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		30,849	30,817	31,042
414,419 Common Units			598	1,031
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,715	32,373
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	536
			642	536
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			643	604
			643	604
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,436	—
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/1/2017 (14)		42,500	3,624	7,174
First Lien Revolver, LIBOR+5% cash due 5/1/2017 (14)		10,276	876	—
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			19,436	7,174
Psilos Group Partners IV, LP	Multi-sector holdings
0.22% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (14)		4,054	4,049	4,057
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (14)		9,715	9,715	9,719
			13,764	13,776
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			602	488
			602	488
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	1,105
			265	1,105
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		2,038	2,027	2,033
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		37,178	31,389	7,666
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (14)		3,000	2,989	3,000
			36,405	12,699

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		$35,278	$34,259	$17,600
			34,259	17,600
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,251	15,951	16,181
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,100	37,950	37,964
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,247	1,193	1,245
			55,094	55,390
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		18,710	18,632	18,520
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,951	33,755	33,607
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,362
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,583	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	757
			58,691	57,846
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			1,000	851
			1,000	851
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (14)		24,117	24,054	24,459
Senior Revolver, LIBOR+7% cash due 11/4/2018 (14)		500	491	500
Capex Line A, LIBOR+7% cash due 11/4/2018 (14)		1,000	1,000	1,000
Capex Line B, LIBOR+7% cash due 11/4/2018 (14)		500	500	500
			26,045	26,459
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (6)(12)			1,571	1,647
			1,571	1,647
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		30,226	30,138	29,700
317,282.97 Class A Units (6)			317	520
			30,455	30,220
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			812	1,005
			812	1,005
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (12)			953	953
			953	953
World 50, Inc. (9)	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		14,220	14,176	14,049
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(20)	—
			14,156	14,049
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (6)(12)	Multi-sector holdings		$682	$602
			682	602
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	653
50,000 Common Shares (6)			1	114
			501	767
Ansira Partners, Inc. (9)	Advertising
First Lien Revolver, LIBOR+5.5% (1.5% floor) cash due 5/4/2017 (10)(14)			(3)	—
250 Preferred Units of Ansira Holdings, LLC			250	371
250 Class A Common Units of Ansira Holdings, LLC			—	107
			247	478
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		$2,052	2,052	2,012
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		9,250	9,250	9,043
Unsecured Revolver, 5% cash due 6/9/2020			—	—
126,127.80 Class A Common Units			126	3
			11,428	11,058
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	869
			1,000	869
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (14)		29,618	29,591	29,479
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (14)		3,375	3,363	3,367
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(14)			(10)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	12,335
			34,444	45,181
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,384	19,384	18,820
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	455
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,134	19,275
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (12)			802	749
			802	749
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (14)		23,304	23,304	23,187
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (14)		775	775	767
			24,079	23,954
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	3,459
			1,500	3,459
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,578	14,578	14,691
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	1,865
			16,578	16,556
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (14)		$73	$73	$72
4,950,000 Preferred Units in GRG Holdings, LP			495	546
50,000 Common Units in GRG Holdings, LP			5	—
			573	618
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		7,659	7,659	7,636
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)			—	—
			7,659	7,636
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,948	12,948	12,766
500 units Class A Common Units in Omniplex Holdings Corp.			500	328
			13,448	13,094
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		16,153	16,153	16,184
			16,153	16,184
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		23,250	23,250	23,250
			23,250	23,250
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)		95,141	95,121	94,987
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(14)			(1)	—
2,419.7 Preferred Units of AVI Holdings, L.P.			2,046	1,461
			97,166	96,448
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		15,080	15,080	15,080
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	1,136
			15,637	16,216
EducationDynamics, LLC	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		13,786	13,786	13,782
			13,786	13,782
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (12)			1,238	1,238
			1,238	1,238
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(349)	—
			(349)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,943
			24,000	23,943
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,450	10,475
			10,450	10,475

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		$4,450	$3,948	$4,389
			3,948	4,389
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			9,684	9,604
			9,684	9,604
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,501	13,501	13,064
			13,501	13,064
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,385
50,000 Common Units in AB Group Holdings, LP			500	612
			32,500	31,997
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	724
			213	724
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,640	13,640	13,406
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		5,946	5,693	5,882
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,904	4,904	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		883	883	883
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	975
			26,120	26,050
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (14)			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)(18)		56,538	56,538	55,088
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (14)			—	—
2,000,000 in T5 Investment Vehicle, LLC			2,000	425
			58,538	55,513
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	24,667	24,236	24,666
			24,236	24,666
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,797	$5,797	$5,790
498.6 Class A Preferred Units in Kason Investment, LLC			499	523
5,540 Class A Common Units in Kason Investment, LLC (6)			55	84
			6,351	6,397
First Choice ER, LLC	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)		40,000	40,000	40,394
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/31/2018 (14)			—	—
First Lien Delayed Draw, LIBOR+7.5% (1% floor) cash due 4/30/2015 (14)		79,000	79,000	80,056
			119,000	120,450
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (12)			572	467
			572	467
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (14)		19,000	18,912	18,905
			18,912	18,905
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (14)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,052	39,513
2,500,000 Class A Common Units in Vandelay Industries, L.P. (6)			958	4,801
			40,010	44,314
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (14)		8,000	7,886	7,800
			7,886	7,800
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (14)		16,543	16,347	15,730
			16,347	15,730
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)		6,482	6,478	6,501
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (14)			—	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,244
			7,478	7,745
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (6)(12)			1,076	1,116
			1,076	1,116
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,439	12,439	12,465
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	3,302
			15,439	15,767
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		22,866	22,852	22,746
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (14)		3,000	2,997	3,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	3,506
			27,849	29,252
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (6)(12)			604	622
			604	622
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,615	$9,615	$9,776
50 Series A Preferred Shares in Long's Drugs Incorporated			500	733
			10,115	10,509
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,786	19,834
118,577 Common Stock Warrants (exercise price $10.12)			321	7
			20,107	19,841
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,391
			20,000	20,391
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,939	4,950
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	180
			5,044	5,130
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		24,625	24,594	24,670
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(14)			(2)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	3,248
			27,136	27,918
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	319
			367	319
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	2,892
			3,000	2,892
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		21,030	21,012	18,751
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(3)	—
			21,009	18,751
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,870	14,943
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	167
			15,051	15,110
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (14)		20,000	20,000	20,042
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 7/7/2022 (14)		26,000	26,000	26,130
			46,000	46,172
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		33,250	33,250	33,250
			33,250	33,250
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			$246	$246
			246	246
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		$12,845	12,476	11,366
118.4211 Common Stock Warrants (exercise price $0.01)			—	516
			12,476	11,882
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	14,910	15,127
1,078,284 Common Stock Warrants (exercise price $0.9274)			113	—
			15,023	15,127
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,074	6,074	6,159
300,000 Class A Common Units in RPLF Holdings, LLC			300	232
			6,374	6,391
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,048
			15,000	15,048
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (12)(14)		30,000	29,259	29,300
			29,259	29,300
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (12)			851	851
			851	851
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (12)			562	562
			562	562
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	38,262
			40,000	38,262
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (14)		40,998	40,001	40,951
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(6)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	7,285
			44,495	48,236
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (14)		4,963	4,941	3,652
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (14)		37,000	35,190	20,479
			40,131	24,131
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (14)		7,406	7,052	7,406
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (14)			—	—
			7,052	7,406
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (14)		11,000	10,855	10,973
			10,855	10,973
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (14)		6,105	5,821	6,136
			5,821	6,136

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$7,847	$7,847	$7,879
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	758
			8,347	8,637
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		1,962	1,962	1,952
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		30,755	30,704	30,448
			32,666	32,400
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		29,550	29,548	29,576
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)			—	—
			29,548	29,576
GTCR Valor Companies, Inc.
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/30/2021 (14)		3,699	3,649	3,671
			3,649	3,671
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	15,645	15,300
			15,645	15,300
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		12,266	12,260	12,139
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		1,225	1,224	1,225
			13,484	13,364
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	16,949
			17,000	16,949
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,966	4,971
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	57
			5,011	5,028
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,956	4,940
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	664
			5,016	5,604
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,369	18,513
			18,369	18,513
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		8,831	8,293	6,031
			8,293	6,031
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		$93,906	$93,895	$84,980
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		6,400	6,399	6,400
			100,294	91,380
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (14)		7,000	6,745	6,895
			6,745	6,895
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (14)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)		3,970	3,970	3,925
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)			—	—
487.5 Class A Preferred Units			488	533
12,500 Class B Common Units			13	30
			4,471	4,488
TrialCard Incorporated	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(14)			(1)	—
			(1)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(14)			(1)	—
			(1)	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)		27,500	27,500	27,530
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	923
			28,700	28,453
xMatters, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (14)		15,000	14,381	14,241
200,000 Common Stock Warrants (exercise price $1.78)			709	645
			15,090	14,886
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)		765	765	765
			765	765
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	15,017
			15,001	15,017
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		3,000	3,000	3,000
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		4,756	4,756	4,784
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		928	928	927
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		200	200	200
			8,884	8,911
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (14)		16,000	15,918	15,917
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757)			90	81
			16,008	15,998
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (14)		$16,490	$16,466	$16,525
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(14)			(7)	—
			16,459	16,525
All Metro Health Care Services, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 3/11/2020		15,701	15,680	15,685
Delayed Draw Term Loan, 10% cash 2% PIK due 3/11/2020 (10)			(4)	—
			15,676	15,685
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,413	12,412	12,412
450,000 Class A Common Stock in CMG Holding Company, LLC			450	450
			12,862	12,862
QuorumLabs, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 1/8/2019 (14)		7,500	7,152	7,125
2,045,954 Common Stock Warrants (exercise price $0.0001)			375	375
			7,527	7,500
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (14)		13,317	13,187	13,250
			13,187	13,250
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/18/2022 (14)		1,000	997	1,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (14)		30,000	28,810	30,000
			29,807	31,000
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (14)		6,000	5,942	5,970
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (14)		12,000	11,883	12,000
			17,825	17,970
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (14)		5,000	4,950	4,975
			4,950	4,975
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (14)		79,450	79,434	79,450
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (10)(14)			(3)	—
			79,431	79,450
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (14)		12,500	12,500	12,500
252,119 Common Stock Warrants (exercise price $1.77)			—	—
			12,500	12,500
Total Non-Control/Non-Affiliate Investments (151.0% of net assets)			2,102,781	2,042,996
Total Portfolio Investments (177.6% of net assets)			$2,472,938	$2,402,495

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
JTC Education, Inc.	September 7, 2015	- 6.0% on Senior Term Loan - 5.0% on Revolver	+ 6.0% on Term Loan and Revolver	Per loan amendment
Bracket Holding Corp.	September 1, 2015	+ 1.0% on Term Loan		Tier pricing per loan agreement
World 50, Inc.	May 22, 2015	+ 1.75% on Term Loan A		Merger of debt tranches per loan amendment
Phoenix Brands Merger Sub LLC	May 1, 2015	+ 2.75% on Term Loan A & Revolver		Per loan amendment
Credit Infonet, Inc.	February 15, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Mezzanine Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Revolver		Tier pricing per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)	Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act.

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
September 30, 2015
(dollar amounts in thousands)

(15)
Each of the Company's investments are pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(16)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(17)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under US GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(18)	The Company sold a portion of this loan that did not qualify for true sale accounting. Accordingly, this amount consists of $21.8 million related to the Company's secured borrowings.

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
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
(dollar amounts in thousands)
September 30, 2014

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock			$849	$819
			849	819
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/15		$4,325	4,323	4,287
First Lien Term Loan B, 12% cash 1% PIK due 12/31/15		11,376	11,376	11,373
First Lien Revolver, 12% cash due 12/31/15		2,266	2,266	2,266
			17,965	17,926
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		32,014	31,982	32,015
414,419 Common Units (6)			598	1,019
			32,580	33,034
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (12)			642	492
			642	492
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(12)			643	629
			643	629
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		14,500	14,436	14,449
17,391 Shares of Series A-1 Preferred Stock			313	89
17,391 Shares of Common Stock			187	—
			14,936	14,538
Psilos Group Partners IV, LP	Multi-sector holdings
0.22% limited partnership interest (11)(12)			—	—
			—	—
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015		5,046	5,023	5,028
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015		9,568	9,546	9,537
			14,569	14,565
Enhanced Recovery Company, LLC	Diversified support services
First Lien Term Loan A, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		10,750	10,688	10,705
First Lien Term Loan B, LIBOR+10% (2% floor) cash 1% PIK due 8/13/2015 (14)		16,013	15,957	15,983
First Lien Revolver, LIBOR+7% (2% floor) cash due 8/13/2015 (14)		500	479	500
			27,124	27,188
Welocalize, Inc.	Internet software & services
3,393,060 Common Units in RPWL Holdings, LLC			3,393	5,835
			3,393	5,835
Miche Bag, LLC (9)	Apparel, accessories & luxury goods
First Lien Term Loan B, LIBOR+10% (3% floor) cash 3% PIK due 12/7/2015 (14)		17,936	16,778	5,856
First Lien Revolver, LIBOR+7% (3% floor) cash due 12/7/2015 (14)		1,000	974	500
10,371 shares of series A preferred equity interest			1,037	—
1,358.854 shares of series C preferred equity interest			136	—
146,289 shares of series D common equity interest			1,463	—
			20,388	6,356
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (12)			368	254
			368	254

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

(17)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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
The Company also has certain wholly-owned subsidiaries, including subsidiaries that are not consolidated for U.S. federal income tax purposes, which hold certain portfolio investments of the Company. These subsidiaries are consolidated with the Company for accounting purposes, and the portfolio investments held by the subsidiaries are included in the Company's Consolidated Financial Statements as investments. All significant intercompany balances and transactions have been eliminated.
On November 28, 2011, the Company transferred the listing of its common stock from the New York Stock Exchange to the NASDAQ Global Select Market, where it continues to trade under the symbol "FSC." The following table reflects common stock offerings that have occurred from inception through September 30, 2015:

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

The SBIC licenses allow the SBIC Subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital.
As of September 30, 2015, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.4 million, as compared to $134.0 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of September 30, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $65.0 million, as compared to $63.1 million as of September 30, 2014. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of September 30, 2015, the $225.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.323%.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded aggregate interest expense, including amortization of upfront fees, of $9.3 million, $8.6 million and $7.1 million, respectively, related to the SBA-guaranteed debentures of the SBIC Subsidiaries.
The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a "change of control" or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, the SBIC Subsidiaries may also be limited in their ability to make distributions to the Company if they do not have sufficient capital, in accordance with SBA regulations.
The SBIC Subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding and is further dependent upon the SBIC Subsidiaries continuing to be in compliance with SBA regulations and policies.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. The financial results of the Company's portfolio investments are not consolidated in the Company's Consolidated Financial Statements. As provided under ASU 2013-08 which amended Accounting Standards Codification ("ASC") 946 – Financial Services – Investment Companies ("ASC 946"), the Company is an investment company as it is regulated under the 1940 Act and is applying guidance in ASC 946.
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
The Consolidated Financial Statements include portfolio investments at fair value of $2.4 billion and $2.5 billion at September 30, 2015 and September 30, 2014, respectively. The portfolio investments represent 177.6% and 168.8% of net assets at September 30, 2015 and September 30, 2014, respectively, and their fair values have been determined in good faith by the Company's Board of Directors. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
The fair value of the Company's investments at September 30, 2015 and September 30, 2014 was determined in good faith by the Board of Directors. In addition, the Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
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
Restricted Cash:
As of September 30, 2015, included in restricted cash was $1.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company. Additionally, the Company has $3.7 million that represents collateral for standby letters of credit issued to portfolio companies.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, $0.1 million, $0.6 million and $1.0 million of offering costs were charged to capital, respectively.
Income Taxes:
As a regulated investment company, or RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company intends to distribute between 90% and 100% of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any U.S. federal or state income tax at the RIC level. As a RIC, the Company is also subject to a 4% U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income within the tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015. The Company may incur a U.S. federal excise tax in future years.
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
ASC 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2012, 2013 or 2014. The Company identifies its major tax jurisdictions as U.S. Federal, Connecticut and New York, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 Transfers and Servicing ("ASC 860") when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.
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
Fair Value Option:
The Company adopted ASC 825-10-25-1 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings which had a cost basis of $21.8 million and $84.8 million in the aggregate, as of September 30, 2015 and September 30, 2014, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In April 2015, the FASB issued a new accounting standards update that requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
Out of Period Adjustment
During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income from fiscal years ended 2012 through 2015, as well as the consolidation of First Star holding companies in 2015.  The errors primarily related to recognizing fee income at deal close when the amounts did not represent a separately identifiable revenue stream and instead were more related to underwriting the investment. These errors mainly affected the timing of when income should be recognized and were partially offset by the overpayment of Part I Fees paid to FSM. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements.  The cumulative adjustment as of September 30, 2014 was a reduction of $8.5 million of fee income partially offset by a $3.6 million increase to interest income and a $1.0 million decrease to the incentive fee payable to FSM, resulting in a $3.9 million reduction to net investment income. Further, a $4.8 million increase in unrealized/realized appreciation (depreciation) was recorded. These items were recorded as out-of-period adjustments for the three months ended December 31, 2014. The impact on net assets for these entries was an increase of $1.0 million. Refer to Note 16 for more detail on the revised quarterly information for fiscal year 2015.
Note 3. Portfolio Investments
At September 30, 2015, 177.6% of net assets, or $2.4 billion, was invested in 135 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $128.9 million and $12.2 million, respectively. During the same period, 10.6% of net assets, or $143.5 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2014, 168.8% of net assets, or $2.5 billion, was invested in 124 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $54.0 million and $5.6 million, respectively. During the same period, 7.4% of net assets, or $109.0 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2015, 78.8% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded net realized gains (losses) on investments and secured borrowings of $(28.5) million, $2.2 million and $(26.5) million, respectively. During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(71.0) million, $(32.2) million and $13.4 million, respectively.
The composition of the Company's investments as of September 30, 2015 and September 30, 2014 at cost and fair value was as follows:

	September 30, 2015		September 30, 2014
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,211,728	$2,123,246	$2,309,405	$2,291,459
Investments in equity securities	116,900	138,127	125,296	144,822
Debt investment in SLF JV I	129,879	128,917	53,984	53,984
Equity investment in SLF JV I	14,431	12,205	5,998	5,649
Total	$2,472,938	$2,402,495	$2,494,683	$2,495,914

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's debt investments as of September 30, 2015 and September 30, 2014 at fixed rates and floating rates was as follows:

	September 30, 2015		September 30, 2014
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$507,027	22.51%	$703,967	30.01%
Floating rate debt securities, including subordinated notes of SLF JV I	1,745,136	77.49	1,641,476	69.99
Total	$2,252,163	100.00%	$2,345,443	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,893,135	$1,893,135
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	359,028	359,028
Investments in equity securities (preferred)	—	—	30,806	30,806
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	119,526	119,526
Total investments at fair value	$—	$—	$2,402,495	$2,402,495
Secured borrowings relating to senior secured debt investments	—	—	21,182	21,182
Total liabilities at fair value	$—	$—	$21,182	$21,182
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to September 30, 2015, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	1,285,701	120,942	—	3,491	25,485	1,435,619	—
Redemptions/repayments	(1,302,991)	(71,144)	(29,500)	(633)	(27,814)	(1,432,082)	(62,704)
Net accrual of PIK interest income	4,768	4,374	—	1,850	—	10,992	—
Accretion of original issue discount	(7,441)	—	—	—	113	(7,328)	—
Net change in unearned income	(942)	266	—	—	—	(676)	—
Net unrealized appreciation (depreciation) on investments	(32,233)	(39,265)	—	285	(461)	(71,674)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(658)
Realized gain (loss) on investments	(29,272)	—	—	(656)	1,658	(28,270)	—
Realized loss on secured borrowings	—	—	—	—	—	—	(259)
Fair value as of September 30, 2015	$1,889,678	$359,028	$—	$30,806	$122,983	$2,402,495	$21,182
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at September 30, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2015	$(45,027)	$(24,443)	$—	$1,208	$10,840	$(57,422)	$(917)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to September 30, 2013, for all investments for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt	CLO Debt	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2013	$1,467,665	$296,298	$29,500	$25,648	$73,935	$1,893,046	$—
New investments & net revolver activity	1,484,775	102,921	—	5,116	45,175	1,637,987	—
Proceeds from secured borrowings	—	—	—	—	—	—	87,750
Redemptions/repayments	(962,924)	(56,100)	—	(1,379)	(3,581)	(1,023,984)	(3,000)
Net accrual of PIK interest income	9,571	4,927	—	1,673	—	16,171	—
Accretion of original issue discount	747	—	—	—	—	747	—
Net change in unearned income	1,525	411	—	—	—	1,936	—
Net unrealized appreciation (depreciation)	(27,606)	(4,602)	—	(5,369)	5,413	(32,164)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	53
Unrealized adjustments due to deal exits	(1,665)	—	—	780	3,060	2,175	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at September 30, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2014	$(27,976)	$(4,327)	$—	$(5,369)	$7,613	$(30,059)	$53

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,544,898	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	8.5%	1.9%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(2.2)%	-	7.3%	(0.5)%
	55,521	Market and income approach	Weighted average cost of capital		20.0%	-	27.0%	23.7%
			Company specific risk premium	(a)	5.0%	-	15.0%	9.4%
			Revenue growth rate		(29.3)%	-	30.8%	(1.7)%
	292,716	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	222,445	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	8.2%	3.7%
			Size premium	(a)	1.0%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(2.2)%	-	0.6%	(0.4)%
	7,666	Market and income approach	Weighted average cost of capital		19.0%	-	19.0%	19.0%
			Company specific risk premium	(a)	5.0%	-	5.0%	5.0%
			Revenue growth rate		(12.7)%	-	(12.7)%	(12.7)%
			EBITDA multiple	(b)	11.7x	-	11.7x	11.7x
SLF JV I subordinated debt	128,917	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry discount	(a)	(1.9)%	-	(1.9)%	(1.9)%
SLF JV I equity	12,205	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	138,127	Market and income approach	Weighted average cost of capital		6.0%	-	29.0%	14.1%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
			Revenue growth rate		1.8%	-	131.4%	21.6%
			EBITDA multiple	(b)	1.4x	-	29.8x	7.9x
Total	$2,402,495
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$21,182	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	0.5%	(0.3)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.6%	-	0.6%	0.6%
Total	$21,182
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2014:

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
Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Significant increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement, respectively.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$427,295	$427,295	$—	$—	$427,295
SBA debentures payable	225,000	202,336	—	—	202,336
Unsecured convertible notes payable	115,000	116,581	—	—	116,581
Unsecured notes payable	410,320	419,053	—	160,178	258,875
Total	$1,177,615	$1,165,265	$—	$160,178	$1,005,087
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
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $305.3 million and $325.0 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of September 30, 2015 and September 30, 2014, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of September 30, 2015 and September 30, 2014 is shown in the table below:

	September 30, 2015	September 30, 2014
Yeti Acquisition, LLC	$40,000	$15,000
Senior Loan Fund JV 1, LLC	30,690	115,018
Lift Brands Holdings, Inc.	17,000	20,000
BMC Software Finance, Inc.	15,000	15,000
Valet Merger Sub, Inc.	13,700	—
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	—

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

RP Crown Parent, LLC	9,868	10,000
First Choice ER, LLC	9,451	9,181
Legalzoom.com, Inc.	8,815	—
Refac Optical Group	6,400	6,400
Ameritox, Ltd	6,400	—
Discovery Practice Management, Inc.	6,347	2,682
InMotion Entertainment Group, LLC	6,308	7,916
Thing5, LLC	6,000	6,000
BeyondTrust Software, Inc.	5,995	9,375
TIBCO Software, Inc.	5,800	—
Integrated Petroleum Technologies, Inc.	5,397	5,397
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	3,000
EOS Fitness Opco Holdings, LLC	5,000	—
Penn Foster, Inc.	5,000	—
TrialCard Incorporated	4,900	—
Adventure Interactive, Corp.	4,846	4,846
First American Payment Systems, LP	4,225	5,000
Edge Fitness, LLC	3,735	—
Metamorph US 3, LLC	3,675	—
All Metro Health Care Services, Inc.	3,300	—
World 50, Inc.	3,000	4,000
WeddingWire, Inc.	3,000	—
Motion Recruitment Partners LLC	2,900	—
Edmentum, Inc.	2,664	—
OmniSYS Acquisition Corporation	2,500	2,500
QuorumLabs, Inc.	2,500	—
Teaching Strategies, LLC	2,400	5,000
Idera, Inc.	2,400	—
My Alarm Center, LLC	2,068	—
Chicago Growth Partners L.P. (limited partnership interest)	2,000	2,000
ExamSoft Worldwide, Inc.	2,000	—
Eagle Hospital Physicians, Inc.	1,820	1,820
TransTrade Operators, Inc.	1,559	2,255
SPC Partners V, L.P. (limited partnership interest)	1,428	1,415
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,396	1,726
Phoenix Brands Merger Sub LLC	1,286	1,286
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	1,198	1,433
Ansira Partners, Inc.	1,190	1,190
Webster Capital III, L.P. (limited partnership)	1,149	2,000
Riverside Fund V, LP (limited partnership interest)	1,047	1,422
Psilos Group Partners IV, LP (limited partnership interest)	1,000	1,000
Garretson Firm Resolution Group, Inc.	993	859
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	924	1,285
Sterling Capital Partners IV, L.P. (limited partnership interest)	762	1,126
RCP Direct II, LP (limited partnership interest)	754	990
HealthDrive Corporation	734	734
L Squared Capital Partners (limited partnership interest)	438	1,000
Milestone Partners IV, LP (limited partnership interest)	429	869
Bunker Hill Capital II (QP), LP (limited partnership interest)	398	632
Riverlake Equity Partners II, LP (limited partnership interest)	358	358
Riverside Fund IV, LP (limited partnership interest)	357	357
ACON Equity Partners III, LP (limited partnership interest)	318	502
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	316	5,944
RCP Direct, LP (limited partnership interest)	188	344
Drugtest, Inc.	—	10,900
Charter Brokerage, LLC	—	4,000
All Web Leads, Inc.	—	3,500
Deltek, Inc.	—	3,213
CPASS Acquisition Company	—	2,500
Olson + Co., Inc.	—	1,673
CCCG, LLC	—	1,520

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Enhanced Recovery Company, LLC	—	1,500
Total Military Management, Inc.	—	857
2Checkout.com, Inc.	—	850
American Cadastre, LLC	—	405
Baird Capital Partners V, LP (limited partnership interest)	—	174
Total	$305,326	$324,954

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2015		September 30, 2014
Cost:
Senior secured debt	$1,942,019	78.54%	$1,988,739	79.72%
Subordinated debt	269,709	10.90	291,166	11.67
CLO debt	—	—	29,500	1.18
Subordinated notes of SLF JV I	129,879	5.25	53,984	2.16
LLC equity interests of SLF JV I	14,431	0.58	5,998	0.24
Purchased equity	89,976	3.64	107,465	4.31
Equity grants	4,385	0.18	5,409	0.22
Limited partnership interests	22,539	0.91	12,422	0.50
Total	$2,472,938	100.00%	$2,494,683	100.00%
Fair Value:
Senior secured debt	$1,893,135	78.80%	$1,972,088	79.01%
Subordinated debt	230,111	9.58	289,871	11.61
CLO debt	—	—	29,500	1.18
Subordinated notes of SLF JV I	128,917	5.37	53,984	2.16
LLC equity interests of SLF JV I	12,205	0.51	5,649	0.23
Purchased equity	106,130	4.42	125,834	5.04
Equity grants	9,855	0.41	7,384	0.30
Limited partnership interests	22,142	0.91	11,604	0.47
Total	$2,402,495	100.00%	$2,495,914	100.00%

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

	September 30, 2015		September 30, 2014
Cost:
Northeast U.S.	$777,847	31.45%	$729,792	29.25%
Southwest U.S.	480,743	19.44	537,232	21.54
West U.S.	412,038	16.66	268,738	10.77
Southeast U.S.	357,108	14.44	361,198	14.48
Midwest U.S.	329,383	13.32	428,577	17.18
International	115,819	4.69	169,146	6.78
Total	$2,472,938	100.00%	$2,494,683	100.00%

Fair Value:
Northeast U.S.	$738,237	30.73%	$738,774	29.61%
Southwest U.S.	461,930	19.23	526,115	21.08
West U.S.	412,314	17.16	260,173	10.42
Southeast U.S.	366,636	15.26	369,007	14.78
Midwest U.S.	304,799	12.69	428,771	17.18
International	118,579	4.93	173,074	6.93
Total	$2,402,495	100.00%	$2,495,914	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of September 30, 2015 and September 30, 2014 were as follows:

	September 30, 2015		September 30, 2014
Cost:
Healthcare services	$513,505	20.76%	$374,684	15.03%
Internet software & services	292,769	11.84	157,348	6.31
Multi-sector holdings	157,165	6.36	68,348	2.74
Advertising	144,633	5.85	164,483	6.59
Education services	109,993	4.45	233,203	9.35
Airlines	89,578	3.62	129,116	5.18
Integrated telecommunication services	87,734	3.55	46,567	1.87
Diversified support services	84,961	3.44	117,476	4.71
Data processing & outsourced services	80,385	3.25	60,292	2.42
Environmental & facilities services	79,431	3.21	—	—
Healthcare equipment	70,738	2.86	75,767	3.04
Oil & gas equipment services	63,561	2.57	96,312	3.86
Pharmaceuticals	61,695	2.49	46,380	1.86
Specialty stores	58,692	2.37	61,257	2.46
IT consulting & other services	51,547	2.08	96,262	3.86
Research & consulting services	49,525	2.00	14,808	0.59
Application software	49,403	2.00	139,008	5.57
Industrial machinery	47,210	1.91	53,329	2.14
Construction & engineering	39,969	1.62	34,695	1.39
Household products	36,405	1.47	37,975	1.52
Leisure products	34,443	1.39	20,747	0.83
Leisure facilities	33,084	1.34	49,248	1.97
Air freight & logistics	27,622	1.12	32,522	1.30
Home improvement retail	26,225	1.06	27,531	1.10
Consumer electronics	26,121	1.06	18,992	0.76
Apparel, accessories & luxury goods	23,844	0.96	35,577	1.43
Security & alarm services	22,332	0.90	13,285	0.53
Food distributors	17,825	0.72	—	—
Auto parts & equipment	16,500	0.67	16,500	0.66
Specialized consumer services	16,459	0.67	—	—
Human resources & employment services	15,636	0.63	51,097	2.05
Other diversified financial services	15,523	0.63	15,500	0.62
Food retail	10,855	0.44	—	—
Thrift & mortgage finance	9,684	0.39	4,056	0.16
Healthcare technology	7,886	0.32	8,000	0.32
Specialized finance	—	—	118,726	4.76
Asset management & custody banks	—	—	29,500	1.18
Cable & satellite	—	—	27,000	1.08
Specialty chemicals	—	—	13,500	0.54
Systems software	—	—	5,592	0.22
Total	$2,472,938	100.00%	$2,494,683	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2015		September 30, 2014
Fair Value:
Healthcare services	$511,427	21.29%	$380,347	15.23%
Internet software & services	276,415	11.51	160,509	6.43
Multi-sector holdings	153,659	6.39	67,273	2.70
Advertising	145,373	6.05	164,207	6.58
Education services	98,014	4.08	231,678	9.28
Airlines	92,211	3.84	133,056	5.33
Integrated telecommunication services	87,353	3.64	46,488	1.86
Diversified support services	84,715	3.53	117,600	4.71
Environmental & facilities services	79,450	3.31	—	—
Data processing & outsourced services	77,213	3.21	59,833	2.40
Healthcare equipment	70,690	2.94	76,296	3.06
Pharmaceuticals	62,474	2.60	46,630	1.87
Specialty stores	57,847	2.41	59,485	2.38
Application software	54,090	2.25	140,262	5.62
Industrial machinery	51,681	2.15	54,830	2.20
IT consulting & other services	50,680	2.11	97,027	3.89
Research & consulting services	49,511	2.06	14,962	0.60
Leisure products	45,180	1.88	23,583	0.94
Construction & engineering	43,666	1.82	38,582	1.55
Oil & gas equipment services	42,382	1.76	92,571	3.71
Leisure facilities	34,506	1.44	49,306	1.98
Home improvement retail	27,005	1.12	27,897	1.12
Consumer electronics	26,050	1.08	19,220	0.77
Apparel, accessories & luxury goods	22,443	0.93	22,659	0.91
Security & alarm services	22,005	0.92	13,255	0.53
Auto parts & equipment	18,507	0.77	17,507	0.70
Food distributors	17,970	0.75	—	—
Specialized consumer services	16,525	0.69	—	—
Human resources & employment services	16,216	0.67	51,486	2.06
Other diversified financial services	15,893	0.66	15,605	0.63
Household products	12,699	0.53	36,678	1.47
Food retail	10,973	0.46	—	—
Air freight & logistics	10,268	0.43	20,868	0.84
Thrift & mortgage finance	9,604	0.40	3,966	0.16
Healthcare technology	7,800	0.32	8,083	0.32
Specialized finance	—	—	128,721	5.16
Asset management & custody banks	—	—	29,500	1.18
Cable & satellite	—	—	27,019	1.08
Specialty chemicals	—	—	13,580	0.54
Systems software	—	—	5,345	0.21
Total	$2,402,495	100.00%	$2,495,914	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At September 30, 2015 and September 30, 2014, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2015, September 30, 2014 and September 30, 2013 no individual investment produced income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Unconsolidated Significant Subsidiaries
In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that SLF JV I is a significant subsidiary for the years ended September 30, 2015 and September 30, 2014 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X, and that HFG Holdings, LLC is a significant subsidiary for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 under Rule 4-08(g). As such SLF JV I's summary financial information is presented in the "Senior Loan Fund JV I LLC" heading below. The Company has not disclosed the summary financial information for HFG Holdings, LLC as of and for the year ended September 30, 2015 as the investment was sold in June 2015. As such, the Company believes that financial information with respect to such portfolio company is not material to the readers of its financial statements and will not impact their interpretation of its results of operations for the year ended September 30, 2015. The Company has provided summary financial information for HFG Holdings, LLC as of and for the years ended September 30, 2014 and September 30, 2013, as shown below:

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

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper") to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of September 30, 2015 and September 30, 2014, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of September 30, 2015 and September 30, 2014, SLF JV I had total assets of $419.0 million and $186.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value as of September 30, 2015. As of September 30, 2014, the Company's investment consisted of LLC equity interests of $5.6 million and subordinated notes of $54.0 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 34 and 18 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2015 and September 30, 2014, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $164.9 million and $68.6 million was funded as of September 30, 2015 and September 30, 2014, respectively, relating to these commitments, of which $144.3 million and $60.0 million, respectively, was from the Company. As of September 30, 2015 and September 30, 2014, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $27.6 million and $103.5 million was unfunded, respectively. As of September 30, 2015 and September 30, 2014, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $3.1 million and $11.5 million was unfunded, respectively.
Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of September 30, 2015 and September 30, 2014. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of September 30, 2015. Under the Deutsche Bank facility, $188.6 million and $109.3 million was outstanding as of September 30, 2015 and September 30, 2014, respectively.
On July 7, 2015, SLF JV I closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"), bringing SLF JV I’s total debt capacity to $400.0 million as of September 30, 2015. As of September 30, 2015, there were $53.0 million of borrowings outstanding under the Credit Suisse facility. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.
As of September 30, 2015, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Senior secured loans (1)	$395,193	$158,451
Weighted average interest rate on senior secured loans (2)	7.99%	8.09%
Number of borrowers in SLF JV I	34	18
Largest loan to a single borrower (1)	$30,000	$20,000
Total of five largest loans to borrowers (1)	$109,834	$60,000
__________
(1) At principal amount.
(2) Computed as the (a) annual interest on accruing senior secured loans divided by (b) total senior secured loans at fair value.

SLF JV I Loan Portfolio as of September 30, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,722	$9,683	$9,697
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,756	8,782	8,712
Ameritox Ltd. (3)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,287	17,748
Ansira Partners, Inc.	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	7,062	7,046	7,057
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,950	9,858	9,839
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,369	3,330	3,263
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,925	9,762	9,590
Total Compuware Corporation					13,294	13,092	12,853
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,583	2,584	2,577
Digicert, Inc. (3)	Internet software & services	Second Lien	6/2/2020	LIBOR+8.25% (1% floor)	8,750	8,686	8,750
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	9,937	9,985	9,938
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,972	10,040	9,921

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,596
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,850	19,850	19,627
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	30,000	30,082	30,295
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,145	6,145	6,099
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,900	9,693	9,813
Idera Inc. (3)	Internet software & services	First Lien	11/5/2020	LIBOR+5.5% (0.5% floor)	9,875	9,744	9,875
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,875	9,903	9,662
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,875	9,718	9,769
Total InMotion Entertainment Group, LLC					19,750	19,621	19,431
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,185	9,185	8,087
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,950	9,717	9,883
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,554	19,517	19,218
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	12,031	12,017	12,017
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,266	12,100	12,138
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,781	4,682	4,730
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,843	12,852	12,935
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,812	19,787	19,649
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,796	4,548	4,760
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,300	5,169	5,300
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,344
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+5% (1% floor)	13,604	13,476	13,417
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,900	9,900	9,885
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,913	4,913	4,839
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,700	2,700	2,686
World50, Inc. (3)	Research & consulting services	First Lien	3/30/2017	LIBOR+8.5% (1% floor)	10,155	10,033	10,019
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,547	20,511	20,420
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,630	8,562
Total Yeti Acquisition, LLC					29,172	29,141	28,982
					$395,193	$392,978	$389,717
__________
(1) Represents the interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at September 30, 2015.
(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Loan Portfolio as of September 30, 2014

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
All Web Leads, Inc. (3)	Advertising	First Lien	11/26/2018	LIBOR+8% (1% floor)	$9,937	$9,937	$9,867
Ansira Partners, Inc. (3)	Advertising	First Lien	5/4/2017	LIBOR+5.0% (1.5% floor)	3,553	3,536	3,549
Drugtest, Inc. (3)	Human resources & employment services	First Lien	6/27/2018	LIBOR+ 5.75% (1% floor)	9,859	9,924	9,940
First Choice ER, LLC (3)	Healthcare services	First Lien	10/31/2018	LIBOR+7.5% (1% floor)	20,000	20,019	20,166
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	10,000	10,038	10,043
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,987
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9,937	9,937	9,881
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1.25% floor)	4,663	4,667	4,644
Olson + Co., Inc. (3)	Advertising	First Lien	9/30/2017	LIBOR+5.75% (1.5% floor)	4,257	4,257	4,257
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9,937	9,937	9,887
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	10,000	10,000	10,030
Teaching Strategies, LLC (3)	Education services	First Lien	12/21/2017	LIBOR+6% (1.25% floor)	9,490	9,592	9,490
Total Military Management, Inc. (3)	Air freight & logistics	First Lien	3/31/2019	LIBOR+5.75% (1.25% floor)	3,343	3,343	3,346
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	6,115	6,161	6,115
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	3,710	3,731	3,710
Total Yeti Acquisition, LLC					9,825	9,892	9,825
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5.0% (1% floor)	10,000	10,000	10,000
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,963	4,963	4,980
H.D. Vest, Inc.	Specialty Finance	First Lien	6/18/2019	LIBOR+8% (1.25% floor)	8,750	8,820	8,820
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	10,000	10,000	9,971
					$158,451	$158,799	$158,683
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
(3) This investment was held by both the Company and SLF JV I at September 30, 2014.
(4) The principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
The amortized cost and fair value of the subordinated notes held by the Company was $129.9 million and $128.9 million, respectively, as of September 30, 2015 and $54.0 million at both amortized cost and fair value as of September 30, 2014. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $6.9 million and $1.0 million on its investments in these notes for the years ended September 30, 2015 and September 30, 2014, respectively. The cost and fair value of the LLC equity interests held by the Company was $14.4 million and $12.2 million, respectively, as of September 30, 2015, and $6.0 million and $5.6 million, respectively, as of September 30, 2014. The Company earned dividend income of $7.9 million and $1.3 million for the years ended September 30, 2015 and September 30, 2014, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2015 and September 30, 2014 and for the year ended September 30, 2015 and the period from July 1, 2014 (commencement of operations) through September 30, 2014:

	September 30, 2015	September 30, 2014
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2015: $392,978; cost September 30, 2014: $158,798)	$389,717	$158,683
Receivables from secured financing arrangements at fair value (cost September 30, 2015: $10,021; cost September 30, 2014: $20,066)	9,723	19,970
Cash and cash equivalents	7,354	—
Restricted cash	6,126	2,276
Other assets	6,033	5,039
Total assets	$418,953	$185,968

Senior credit facilities payable	$241,572	$109,334
Payables from unsettled transactions	7,745	4,750
Subordinated notes payable at fair value (proceeds September 30, 2015: $148,433 and September 30, 2014: $61,696)	147,334	61,696
Other liabilities	8,361	3,634
Total liabilities	$405,012	$179,414
Members' equity	13,941	6,554
Total liabilities and members' equity	$418,953	$185,968

	Year ended September 30, 2015	Period from July 1, 2014 through September 30, 2014
Selected Statements of Operations Information:
Interest income	$22,115	$3,427
Other income	1,138	250
Total investment income	23,253	3,677
Interest expense	13,756	2,179
Other expenses	203	70
Total expenses (1)	13,959	2,249
Net unrealized depreciation	(2,251)	(209)
Net realized loss	(244)	(20)
Net income	$6,799	$1,199
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the year ended September 30, 2015, the Company sold $310.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $256.1 million cash consideration, subordinated notes of $48.9 million and LLC equity interests of $5.4 million. The Company recognized a $0.5 million realized loss on these transactions.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balances as of September 30, 2015 and September 30, 2014 were $1.7 million and $3.0 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2015, the Company had structured $2.9 million in aggregate exit fees across four portfolio investments upon the future exit of those investments. Exit fees are fees which are payable upon the exit of a debt investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

Note 5. Share Data
On August 22, 2014, the Company entered into an at-the-market offering ("ATM Program") with KeyBanc Capital Markets Inc. through which the Company may sell, from time to time at its sole discretion, up to $100,000,000 of its common stock. Since the inception of the ATM Program, the Company sold 841,456 shares of the Company's common stock at an average price of $9.86 per share, and raised $8.3 million of net proceeds, from inception of the ATM Program through September 30, 2014. Commissions to the broker-dealer on shares sold and offering costs were approximately $0.1 million during the year ended September 30, 2014. There were no issuances under the ATM Program for the year ended September 30, 2015.
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2015, September 30, 2014 and September 30, 2013:

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Earnings per common share — basic:
Net increase in net assets resulting from operations	$15,395	$112,532	$101,821
Weighted average common shares outstanding — basic	153,164	141,992	110,270
Earnings per common share — basic	$0.10	$0.79	$0.92
Earnings per common share — diluted:
Net increase in net assets resulting from operations, before adjustments	$15,395	$112,532	$101,821
Adjustments for interest on convertible notes, and related base management fees and incentive fees impact	5,458	5,451	4,079
Net increase in net assets resulting from operations, as adjusted	$20,853	$117,983	$105,900
Weighted average common shares outstanding — basic	153,164	141,992	110,270
Adjustments for dilutive effect of convertible notes	7,791	7,791	7,791
Weighted average common shares outstanding — diluted	160,955	149,783	118,061
Earnings per common share — diluted (1)	$0.10	$0.79	$0.90
__________
(1) Items relating to the Convertible Notes outstanding that are anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the dividend reinvestment plan ("DRIP"), on its common stock from October 1, 2013 to September 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 5, 2013	October 15, 2013	October 31, 2013	0.0958	11.9 million	142,320		1.4 million
August 5, 2013	November 15, 2013	November 29, 2013	0.0958	12.0 million	145,063	(1)	1.4 million
November 21, 2013	December 13, 2013	December 30, 2013	0.05	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
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
On November 20, 2014, the Company's Board of Directors terminated the Company's previous $100 million common stock repurchase program and approved a new $100 million common stock repurchase plan. Under this program, common stock repurchases were to be made through the open market at times and in such amounts as management deemed appropriate. The program expired on November 20, 2015 and on November 30, 2015 the Company's Board of Directors approved a new $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2015, the Company repurchased 3,077,447 shares at the weighted average price of $6.48 per share, resulting in $20.0 million of cash paid under the stock repurchase program. Treasury stock of 423,050 shares were held at September 30, 2015 and subsequently retired.
Any common stock repurchases under the newly authorized program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The newly authorized repurchase program may be suspended or discontinued at any time. The Company expects to finance the stock repurchases with existing cash balances or by incurring leverage.

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
Effective February 21, 2014, the Company and Funding terminated the Wells Fargo facility. In connection therewith, the Amended and Restated Loan and Servicing Agreement and other related documents governing the Wells Fargo facility were also terminated. As such, the Company has no borrowing capacity under the Wells Fargo facility as of September 30, 2015. Upon termination of the Wells Fargo facility, the Company accelerated the $0.7 million remaining unamortized fee balance into interest expense. For the years ended September 30, 2014 and September 30, 2013, the Company recorded interest expense of $1.8 million (inclusive of this acceleration) and $3.1 million related to the Wells Fargo facility, respectively.
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
As of September 30, 2015, the ING facility permitted up to $705 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among FSFC Holdings, Inc., ING Capital LLC, as collateral agent, and the Company. Fund of Funds and Holdings were formed to hold certain of the Company's portfolio companies for tax purposes and have no other operations. None of the Company's SBIC subsidiaries, Funding II is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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
As of September 30, 2015, the Company had $383.5 million of borrowings outstanding under the ING facility, which had a fair value of $383.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.557% for the year ended September 30, 2015. For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded interest expense of $13.4 million, $13.0 million and $7.7 million, respectively, related to the ING facility.

Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement ("Sumitomo Agreement"), as amended from time to time, with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of September 30, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
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
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2015, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.433% for the year ended September 30, 2015. For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded interest expense of $1.9 million, $2.0 million and $1.7 million, respectively, related to the Sumitomo facility.
As of September 30, 2015, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
Total interest expense for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 was $56.7 million, $51.5 million and $33.5 million, respectively.

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

Accumulated PIK interest activity for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 was as follows:

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
PIK balance at beginning of period	$39,686	$23,934	$18,431
Gross PIK interest accrued	21,812	24,323	17,532
PIK income reserves (1)	(8,423)	(182)	(745)
PIK interest received in cash	(2,397)	(7,969)	(8,514)
Loan exits and other PIK adjustments	—	(420)	(2,769)
PIK balance at end of period	$50,678	$39,686	$23,935
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2014, there was one investment on which the Company had stopped accruing cash interest. As of September 30, 2013, there were no investments on which the Company had stopped accruing cash and/or PIK interest and OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2015, September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2015				September 30, 2014				September 30, 2013
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,226,334	95.08%	$2,206,418	97.97%	$2,345,637	99.25%	$2,339,087	99.73%	$1,779,201	100.00%	$1,793,463	100.00%
PIK non-accrual	66,579	2.84	28,145	1.25	—	—	—	—	—	—	—	—
Cash non-accrual(1)	48,694	2.08	17,600	0.78	17,752	0.75	6,356	0.27	—	—	—	—
Total	$2,341,607	100.00%	$2,252,163	100.00%	$2,363,389	100.00%	$2,345,443	100.00%	$1,779,201	100.00%	$1,793,463	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of September 30, 2015, September 30, 2014 and September 30, 2013 was as follows:

	September 30, 2015	September 30, 2014	September 30, 2013
Miche Bag, LLC (2)	—	Cash non-accrual (1)	—
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	—	—
CCCG, LLC	Cash non-accrual (1)	—	—
JTC Education, Inc.	Cash non-accrual (1)	—	—
Answers Corporation - second lien term loan	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

(2)
The Company did not hold this investment at September 30, 2015. In October 2014, the Company restructured its investment in Miche Bag, LLC. As part of the restructuring, the Company received debt and equity securities in the restructured entity, Miche Group, LLC.

Income non-accrual amounts for the years ended September 30, 2015, September 30, 2014 and September 30, 2013 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Cash interest income	$5,179	$786	$280
PIK interest income	8,423	181	745
OID income	4,627	250	—
Total	$18,229	$1,217	$1,025

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
At September 30, 2015, the Company had net capital loss carryforwards of $154.7 million to offset net capital gains, to the extent provided by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $142.9 million will not expire, of which $5.6 million are available to offset future short-term capital gains and $137.3 million are available to offset future long-term capital gains.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase in net assets resulting from operations" to taxable income for the year ended September 30, 2015.

Net increase in net assets resulting from operations	$15,395
Net unrealized depreciation on investments and secured borrowings	71,015
Book/tax difference due to loan fees	(1,317)
Book/tax difference due to exit fees	(1,776)
Book/tax difference due to organizational and deferred offering costs	(87)
Book/tax difference due to interest income on certain loans	12,887
Book/tax difference due to capital losses not recognized	28,530
Other book-tax differences	(3,537)
Taxable/Distributable Income(1)	$121,110
__________

(1)
The Company's taxable income for 2015 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2015. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2015, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net (RIC status)	$462
Realized capital losses	(154,653)
Unrealized gains, net	(69,838)
The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $0.3 million. However, this amount has been fully offset by a valuation allowance, since it is more likely than not that these deferred tax assets will not be realized.
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015.

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
During the year ended September 30, 2015, the Company recorded investment realization events, including the following:

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

•
In June 2015, the Company received a cash payment of $97.8 million from HFG Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction. The Company also received an additional $18.0 million in connection with the sale of its equity investment. A realized loss of $4.4 million was recorded on this transaction;

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

•
In July 2015, the Company received a cash payment of $26.3 million from Specialized Education Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2015, the Company received a cash payment of $2.0 million from 2Checkout.com, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2015, the Company received a cash payment of $15.0 million from ShareThis, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2015, the Company received a cash payment of $29.5 million from Salus CLO 2012-1, Ltd. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the year ended September 30, 2015, the Company also received payments of $749.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded an aggregate net realized loss of $0.8 million on these transactions.

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

During the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(71.0) million, $(32.2) million and $13.4 million, respectively. For the year ended September 30, 2015, the Company's net unrealized depreciation consisted of $91.2 million of net unrealized depreciation on debt investments and $0.2 million of net unrealized depreciation on equity investments, offset by $19.7 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.7 million of net unrealized depreciation on secured borrowings.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the year ended September 30, 2014, the Company’s net unrealized depreciation consisted of $31.9 million of net unrealized depreciation on debt investments, $0.1 million of net unrealized appreciation on secured borrowings and $3.4 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $3.1 million of net unrealized appreciation on equity investments.
For the year ended September 30, 2013, the Company’s net unrealized appreciation consisted of $16.4 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $10.9 million of net unrealized appreciation on equity investments, offset by $13.9 million of net unrealized depreciation on debt investments.

Note 10. Concentration of Credit Risks
The Company places its cash in financial institutions and at times such balances may be in excess of the FDIC insured limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
The Company has entered into an investment advisory agreement, subject to annual renewal, with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components — a base management fee and an incentive fee.
Base Management Fee
The base management fee is calculated at an annual rate of 2% of the Company's gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the year ended September 30, 2015, the Investment Adviser voluntarily waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted in a waiver of $0.5 million.
For the years ended September 30, 2014 and 2013, the Investment Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of $0.7 million and $2.3 million.
On July 14, 2015, the Company announced that its investment adviser voluntarily agreed to a revised base management fee arrangement (the “Revised Management Fee”) for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the “Waiver Period”).
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by the Company to Fifth Street Management during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that Fifth Street Management will agree to waive management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to the Company’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The “Baseline NAV Percentage” is the percentage derived by dividing the Company’s net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the “Baseline NAV”), by the net asset value of the Company at the beginning of the fiscal quarter for which the fee is being calculated (the “New NAV”). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Revised Management Fee modifies the base management fee payable to Fifth Street Management pursuant to the Company’s investment advisory agreement with Fifth Street Management and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which the Company issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the Company’s dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 2%.  Moreover, if any recalculation of the base management fee rate would

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, base management fees (net of waivers) were $51.1 million, $51.0 million and $33.4 million, respectively. At September 30, 2015 and September 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $12.1 million and $12.4 million, respectively, reflecting the unpaid portion of the base management fee payable to the Investment Adviser.
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
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, incentive fees were $28.6 million, $35.5 million and $28.2 million, respectively. At September 30, 2015 and September 30, 2014, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $4.4 million and $9.3 million, respectively, reflecting the unpaid portion of the incentive fee payable to the Investment Adviser.
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
For the year ended September 30, 2015, the Company accrued administrative expenses of $6.9 million, including $3.8 million of general and administrative expenses, which are due to FSC CT. At September 30, 2015, $3.0 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities. For the years ended September 30, 2014 and 2013, the Company accrued administrative expenses of $5.7 million including $2.9 million of general and administrative expenses, and administrative expenses of $4.3 million including $2.3 million of general and administrative expenses, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Net asset value at beginning of period	$9.64	$9.85	$9.92	$10.07	$10.43
Net investment income (4)	0.75	1.00	1.04	1.11	1.05
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.46)	(0.23)	0.12	0.70	(0.10)
Net realized gain (loss) on investments, interest rate swap and secured borrowings (4)	(0.19)	0.02	(0.24)	(0.81)	(0.47)
Distributions of ordinary income (4)	(0.79)	(0.94)	(0.90)	(1.04)	(1.20)
Tax return of capital (4)	—	(0.06)	(0.25)	(0.14)	(0.06)
Net issuance/repurchase of common stock (4)	0.05	—	0.16	0.03	0.42
Net asset value at end of period	$9.00	$9.64	$9.85	$9.92	$10.07
Per share market value at beginning of period	$9.18	$10.29	$10.98	$9.32	$11.14
Per share market value at end of period	$6.17	$9.18	$10.29	$10.98	$9.32
Total return (1)	(27.18)%	(0.97)%	4.89%	32.59%	(6.76)%
Common shares outstanding at beginning of period	153,340	139,041	91,048	72,376	54,550
Common shares outstanding at end of period	150,263	153,340	139,041	91,048	72,376
Net assets at beginning of period	$1,478,475	$1,368,872	$903,570	$728,627	$569,172
Net assets at end of period	$1,353,094	$1,478,475	$1,368,872	$903,570	$728,627
Average net assets (2)	$1,413,357	$1,393,635	$1,095,225	$790,921	$677,354
Ratio of net investment income to average net assets	8.13%	10.23%	10.50%	11.13%	9.91%
Ratio of total expenses to average net assets (excluding base management fee waiver)	10.69%	10.91%	9.95%	9.95%	8.79%
Base management fee waiver effect	(0.04)%	(0.05)%	(0.21)%	—%	—%
Ratio of net expenses to average net assets	10.65%	10.86%	9.74%	9.95%	8.79%
Ratio of portfolio turnover to average investments at fair value	23.02%	25.50%	38.22%	29.74%	7.26%
Weighted average outstanding debt (3)	$1,228,413	$1,110,021	$597,596	$421,366	$247,549
Average debt per share (4)	$8.02	$7.82	$5.42	$5.30	$3.86
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company's shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at September 30, 2015 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders may incur dilution. In addition, the Company's stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
For each of the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded interest expense of $6.8 million related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the year ended September 30, 2015.
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
As of September 30, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $116.6 million.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For the years ended September 30, 2015 and September 30, 2014, the Company recorded interest expense of $13.4 million and $7.8 million, respectively, related to the 2019 Notes.
As of September 30, 2015, there were $250.0 million 2019 Notes outstanding, which had a fair value of $258.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the year ended September 30, 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded interest expense of $4.6 million, $4.6 million and $4.4 million, respectively, related to the 2024 Notes.
As of September 30, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $74.8 million.

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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the year ended September 30, 2015 the Company did not repurchase any of the 2028 Notes in the open market.
For the years ended September 30, 2015, September 30, 2014 and September 30, 2013, the Company recorded interest expense of $5.5 million, $5.5 million and $2.7 million, respectively, related to the 2028 Notes.
As of September 30, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.4 million.

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
As of September 30, 2015, secured borrowings at fair value totaled $21.2 million and the fair value of the investment that is associated with these secured borrowings was $55.1 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2015 and September 30, 2014, there were $62.8 million and $3.0 million of repayments on secured borrowings, respectively.
For the years ended September 30, 2015 and September 30, 2014, the Company recorded interest expense of $1.7 million and $1.3 million, respectively, related to the secured borrowings.
As of September 30, 2015, there were $21.8 million of secured borrowings outstanding, which had a fair value of $21.2 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2015, 2014 and 2013 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$63,770	$69,900	$66,467	$65,338	$76,217	$74,274	$72,132	$71,331	$57,092	$58,050	$54,687	$51,783
Net investment income	28,159	32,251	28,123	26,407	37,458	34,665	34,233	36,218	28,699	30,394	29,303	26,556
Realized and unrealized gain (loss)	(30,548)	(11,740)	(2,380)	(54,877)	(9,019)	(14,378)	(4,133)	(2,512)	(2,561)	(4,388)	2,531	(8,713)
Net increase (decrease) in net assets resulting from operations	(2,389)	20,511	25,743	(28,470)	28,439	20,287	30,100	33,706	26,138	26,006	31,834	17,843
Net assets	1,353,094	1,403,213	1,410,302	1,407,822	1,478,475	1,351,321	1,365,297	1,369,968	1,368,872	1,197,268	1,050,961	1,046,879
Total investment income per common share	$0.42	$0.46	$0.43	$0.43	$0.51	$0.53	$0.52	$0.51	$0.47	$0.49	$0.52	$0.55
Net investment income per common share	0.18	0.21	0.18	0.17	0.25	0.25	0.25	0.26	0.24	0.26	0.28	0.28
Earnings (losses) per common share	(0.02)	0.13	0.17	(0.19)	0.19	0.15	0.22	0.24	0.21	0.22	0.30	0.19
Net asset value per common share at period end	9.00	9.15	9.20	9.18	9.64	9.71	9.81	9.85	9.85	9.90	9.90	9.88

During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income from fiscal years ended 2012 through 2015, as well as the consolidation of First Star holding companies in 2015.  The errors primarily related to recognizing fee income at deal close when the amounts did not represent a separately identifiable revenue stream and instead were more related to underwriting the investment. These errors mainly affected the timing of when income should be recognized and were partially offset by the overpayment of Part I Fees paid to FSM. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements.  The cumulative adjustment as of September 30, 2014 was a reduction of $8.5 million of fee income partially offset by a $3.6 million increase to interest income and a $1.0 million decrease to the incentive fee payable to FSM, resulting in a $3.9 million reduction to net investment income. Further, a $4.8 million increase in unrealized/realized appreciation (depreciation) was recorded. These items were recorded as out-of-period adjustments for the three months ended December 31, 2014. The impact on net assets for these entries was an increase of $1.0 million.
The Company determined that correction of the cumulative errors through 2015 in the financial statements for the three months ended September 30, 2015 would have been material to the interim period's results, and that the impact of these errors, although not material was more than insignificant to the financial statements for the three months ended December 31, 2014. Accordingly, the Company has adjusted quarterly financial information for the fiscal year 2015 quarters as shown below in addition to other unrelated, immaterial out-of-period adjustments that were not previously recorded.
These prior period adjustments will be reflected in future quarterly and annual filings for the respective period.  The revision had no net impact on the Company’s net cash provided by operating activities for any period presented.
In connection with the adjustments described above, the cumulative incentive fee overpaid to FSM as of September 30, 2015 was $3.0 million and was recorded as a reduction of incentive fee payable as of September 30, 2015.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables present a reconciliation of selected quarterly financial data as previously filed to revised amounts (see Note 2) for the three months ended June 30, 2015, March 31, 2015 and December 31, 2014:

	Three months ended June 30, 2015
(dollars in thousands, except per share amounts)	As previously reported	Adjustment	As revised
Interest income	$55,894	$(1,215)	$54,679
PIK income	3,429	(291)	3,138
Fee income	8,173	(100)	8,073
Dividend and other income	2,703	1,307	4,010
Total investment income	70,199	(299)	69,900
Part I incentive fee	8,095	(60)	8,035
Net expenses	37,709	(60)	37,649
Net investment income	32,490	(239)	32,251
Realized and unrealized gain (loss)	(12,039)	299	(11,740)
Net increase (decrease) in net assets resulting from operations	20,451	60	20,511
Net assets	1,400,625	2,588	1,403,213
Total investment income per common share	$0.46	$—	$0.46
Net investment income per common share	$0.21	$—	$0.21
Earnings (losses) per common share	$0.13	$—	$0.13
Net asset value per common share at period end	$9.13	$0.02	$9.15

	Three months ended March 31, 2015
(dollars in thousands, except per share amounts)	As previously reported	Adjustment	As revised
Interest income	$56,923	$(1,670)	$55,253
PIK income	3,555	(309)	3,246
Fee income	5,661	(1,076)	4,585
Dividend and other income	2,011	1,372	3,383
Total investment income	68,150	(1,683)	66,467
Part I incentive fee	7,340	(337)	7,003
Net expenses	38,681	(337)	38,344
Net investment income	29,469	(1,346)	28,123
Realized and unrealized gain (loss)	(4,063)	1,683	(2,380)
Net increase (decrease) in net assets resulting from operations	25,406	337	25,743
Net assets	1,407,774	2,528	1,410,302
Total investment income per common share	$0.44	$(0.01)	$0.43
Net investment income per common share	$0.19	$(0.01)	$0.18
Earnings (losses) per common share	$0.17	$—	$0.17
Net asset value per common share at period end	$9.18	$0.02	$9.20

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended December 31, 2014
(dollars in thousands, except per share amounts)	As previously reported	Adjustment (a)	As revised
Interest income	$52,541	$1,472	$54,013
PIK income	4,404	(391)	4,013
Fee income	17,902	(13,285)	4,617
Dividend and other income	1,445	1,250	2,695
Total investment income	76,292	(10,954)	65,338
Part I incentive fee	8,715	(2,191)	6,524
Net expenses	41,122	(2,191)	38,931
Net investment income	35,170	(8,763)	26,407
Realized and unrealized gain (loss)	(65,831)	10,954	(54,877)
Net increase (decrease) in net assets resulting from operations	(30,661)	2,191	(28,470)
Net assets	1,405,631	2,191	1,407,822
Total investment income per common share	$0.50	$(0.07)	$0.43
Net investment income per common share	$0.23	$(0.06)	$0.17
Earnings (losses) per common share	$(0.20)	$0.01	$(0.19)
Net asset value per common share at period end	$9.17	$0.01	$9.18
____________
(a) This amount includes an out-of-period adjustment as discussed above.

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the years ended September 30, 2015 except as discussed below:

On November 6, 2015, RiverNorth Institutional Partners, L.P. (“RiverNorth”) delivered a letter to the Company (i) nominating a slate of three individuals for election to the Company's Board of Directors and (ii) submitting a business proposal for the Company's shareholders to vote on terminating the investment advisory agreement with Fifth Street Management LLC (the “Investment Advisory Agreement”), in each case, at the Company's 2016 annual stockholders’ meeting. In addition, on November 16, 2015, RiverNorth filed a Schedule 13D with the Securities and Exchange Commission disclosing that RiverNorth and certain of its affiliates beneficially own approximately 5.9% of the Company's common stock (of which approximately 1.4% is via cash-settled total return swaps) and outlined in a letter certain changes that it seeks the Company to implement, including: (a) the reduction of the Investment Advisory Agreement’s base management and incentive fees, (b) the application of a total return high watermark to the Investment Advisory Agreement’s net investment income incentive fee calculation and (c) a significant increase to the size of the Company's common stock buyback program.

The Company has been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), the Company and Fifth Street Asset Management Inc. (“FSAM”).

The lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased common stock of the Company between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of the Company’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment adviser of the Company.  For example, the lawsuits allege that the Company improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its Initial Public Offering
(“IPO”) in October 2014, when the Company should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.

The Company intends to defend itself vigorously against the plaintiff’s allegations.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of September 30, 2015. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$2,555	$14,905	$2,164	$(191)	$16,878
LC Facility, 8.5% cash due 12/31/2016	54	—	1,458	(14)	1,444
746,114 Series A Preferred Units	1,850	17,564	1,850	—	19,414
746,114 Common Stock Units	—	6,113	2,012	(2,195)	5,930
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	671	11,109	698	(3,094)	8,713
First Lien Revolver, 8% cash due 5/31/2016	123	—	3,610	(2,055)	1,555
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,476	96,935	2,939	(99,874)	—
875,933 Class A Units	—	31,786	1,578	(33,364)	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,816	16,556	915	(12,158)	5,313
10,104,401 Common Units	—	10,328	1,532	(2,360)	9,500
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2015	1,655	61,155	2,345	(15,676)	47,824
2,058,411.64 Common Units	—	3,572	2,480	(4,087)	1,965
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	2,244	35,606	1,408	(12,178)	24,836
4,293,756 Common Units	—	5,839	313	(3,379)	2,773
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	1,018	11,924	1,190	(48)	13,066
First Lien Term Loan B, 8.1% PIK due 8/1/2016	282	3,262	327	(15)	3,574
First Lien Revolver, 8% cash due 8/1/2016	238	2,847	9	(9)	2,847
4,100,000 Class A Common Units	—	5,738	725	(999)	5,464
Senior Loan Fund JV I, LLC
Subordinated Notes, LIBOR+8% cash due 5/2/2021	6,920	53,984	76,080	(1,147)	128,917
87.5% equity interest (5)	7,919	5,649	10,967	(4,411)	12,205
Miche Group, LLC					—
First Lien Revolver, 8% cash due 12/18/2016	164	—	2,500	—	2,500
100 units in FSFC Miche, Inc.	—	—	5,905	(1,730)	4,175
Total Control Investments	$34,985	$394,872	$125,005	$(200,984)	$318,893
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$1,123	$9,062	$445	$(118)	$9,389
1,080,399 shares of Series A Preferred Stock	—	3,805	654	(246)	4,213
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	57	1,222	17	(1,239)	—
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	4,070	26,032	1,018	(810)	26,240
4,668,788 shares of Preferred Stock	—	643	582	(461)	764
Total Affiliate Investments	$5,250	$40,764	$2,716	$(2,874)	$40,606
Total Control & Affiliate Investments	$40,235	$435,636	$127,721	$(203,858)	$359,499

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

(6)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under US GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 due to the material weakness described below.
Material Weakness in Internal Control over Financial Reporting
Management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, the Company’s policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which led to the out of period adjustment and revision of the 2015 interim financial information.

These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. However, management has determined that the foregoing material weakness did not result in a material misstatement in the consolidated annual or interim financial statements in the year ended September 30, 2015. In light of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We have taken and will take a number of actions to remediate this material weakness including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Item 9B. Other Information
None.
PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	171

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 814-00755) filed on April 19, 2013).

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

10.31	Administration Agreement by and between Registrant and FSC CT LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on February 9, 2015).

10.32
Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement (Incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-33901) filed July 17, 2015.

10.33
Amendment No. 3 to the Loan and Servicing Agreement and Amendment No. 1 to Purchase and Sale Agreement, Custody Agreement and Securities Account Control Agreement among Fifth Street Finance Corp., Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33901) filed August 21, 2015.

11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).

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

FIFTH STREET FINANCE CORP.

By:	/s/ Todd G. Owens
Todd G. Owens
Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer
Date: November 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD G. OWENS Todd G. Owens	Chief Executive Officer (principal executive officer)	November 30, 2015

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Financial Officer (principal financial officer and principal accounting officer)	November 30, 2015

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	November 30, 2015

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Director	November 30, 2015

/s/ JAMES CASTRO-BLANCO James Castro-Blanco	Director	November 30, 2015

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 30, 2015

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 30, 2015

/s/ BYRON J. HANEY Byron J. Haney	Director	November 30, 2015

/s/ SANDEEP K. KHORANA Sandeep K. Khorana	Director	November 30, 2015

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 30, 2015