Form 10-Q
period 2015-12-31
Fifth Street Finance Corp.
filed 2016-02-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 150,262,924 shares of common stock outstanding as of February 8, 2016.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost December 31, 2015: $344,798; cost September 30, 2015: $333,520)	$315,527	$318,893
Affiliate investments (cost December 31, 2015: $35,355; cost September 30, 2015: $36,637)	39,782	40,606
Non-control/Non-affiliate investments (cost December 31, 2015: $2,107,095; cost September 30, 2015: $2,102,781)	1,970,450	2,042,996
Total investments at fair value (cost December 31, 2015: $2,487,248; cost September 30, 2015: $2,472,938)	2,325,759	2,402,495
Cash and cash equivalents	82,591	138,377
Restricted cash	12,624	5,107
Interest, dividends and fees receivable	15,553	15,687
Due from portfolio companies	2,350	2,641
Receivables from unsettled transactions	—	5,168
Deferred financing costs	14,761	16,051
Other assets	39	131
Total assets	$2,453,677	$2,585,657
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$8,695	$5,006
Base management fee and Part I incentive fee payable	3,525	16,531
Due to FSC CT	3,265	2,965
Interest payable	11,148	4,300
Amounts payable to syndication partners	—	1,316
Payables from unsettled transactions	9,091	3,648
Credit facilities payable	385,295	427,295
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,387	410,320
Secured borrowings at fair value (proceeds December 31, 2015: $19,975; proceeds September 30, 2015: $21,787)	19,158	21,182
Total liabilities	1,190,564	1,232,563
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 150,263 and 150,668 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	1,503	1,507
Additional paid-in-capital	1,628,989	1,631,523
Treasury stock, 423 shares at September 30, 2015	—	(2,538)
Net unrealized depreciation on investments and secured borrowings	(160,673)	(69,838)
Net realized loss on investments and secured borrowings	(179,578)	(180,945)
Accumulated overdistributed net investment income	(27,128)	(26,615)
Total net assets (equivalent to $8.41 and $9.00 per common share at December 31, 2015 and September 30, 2015, respectively) (Note 12)	1,263,113	1,353,094
Total liabilities and net assets	$2,453,677	$2,585,657
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Interest income:
Control investments	$3,655	$3,695
Affiliate investments	1,051	1,097
Non-control/Non-affiliate investments	46,397	49,211
Interest on cash and cash equivalents	63	10
Total interest income	51,166	54,013
PIK interest income:
Control investments	980	1,374
Affiliate investments	210	215
Non-control/Non-affiliate investments	2,104	2,424
Total PIK interest income	3,294	4,013
Fee income:
Control investments	842	623
Affiliate investments	8	12
Non-control/Non-affiliate investments	7,961	3,982
Total fee income	8,811	4,617
Dividend and other income:
Control investments	2,427	2,388
Non-control/Non-affiliate investments	(576)	307
Total dividend and other income	1,851	2,695
Total investment income	65,122	65,338
Expenses:
Base management fee	11,792	14,155
Part I incentive fee	3,651	6,524
Professional fees	6,969	1,164
Board of Directors fees	356	180
Interest expense	14,047	13,992
Administrator expense	600	1,247
General and administrative expenses	1,221	1,780
Total expenses	38,636	39,042
Base management fee waived	(96)	(111)
Net expenses	38,540	38,931
Net investment income	26,582	26,407
Unrealized appreciation (depreciation) on investments:
Control investments	(14,644)	(8,760)
Affiliate investments	458	(135)
Non-control/Non-affiliate investments	(76,861)	(29,958)
Net unrealized depreciation on investments	(91,047)	(38,853)
Net unrealized depreciation on secured borrowings	212	332
Realized gain (loss) on investments and secured borrowings:
Control investments	—	43
Non-control/Non-affiliate investments	1,367	(16,399)
Net realized gain (loss) on investments and secured borrowings	1,367	(16,356)
Net decrease in net assets resulting from operations	$(62,886)	$(28,470)
Net investment income per common share — basic	$0.18	$0.17
Loss per common share — basic	$(0.42)	$(0.19)
Weighted average common shares outstanding — basic	150,263	153,340
Net investment income per common share — diluted	$0.18	$0.17
Loss per common share — diluted (Note 5)	$(0.42)	$(0.19)
Weighted average common shares outstanding — diluted	158,053	161,131
Distributions per common share	$0.18	$0.28
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Operations:
Net investment income	$26,582	$26,407
Net unrealized depreciation on investments	(91,047)	(38,853)
Net unrealized depreciation on secured borrowings	212	332
Net realized gain (loss) on investments and secured borrowings	1,367	(16,356)
Net decrease in net assets resulting from operations	(62,886)	(28,470)
Stockholder transactions:
Distributions to stockholders	(27,095)	(42,183)
Net decrease in net assets from stockholder transactions	(27,095)	(42,183)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,846	2,061
Repurchase of common stock under dividend reinvestment program	(1,846)	(2,061)
Net increase in net assets from capital share transactions	—	—
Total decrease in net assets	(89,981)	(70,653)
Net assets at beginning of period	1,353,094	1,478,475
Net assets at end of period	$1,263,113	$1,407,822
Net asset value per common share	$8.41	$9.18
Common shares outstanding at end of period	150,263	153,340
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2015	Three months ended December 31, 2014 (see Note 2)
Operating activities:
Net decrease in net assets resulting from operations	$(62,886)	$(28,470)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	91,047	38,853
Net unrealized depreciation on secured borrowings	(212)	(332)
Net realized (gain) loss on investments and secured borrowings	(1,367)	16,356
PIK interest income	(3,294)	(4,013)
Recognition of fee income	(8,811)	(4,617)
Accretion of original issue discount on investments	(1,139)	(4,299)
Accretion of original issue discount on unsecured notes payable	66	244
Amortization of deferred financing costs	1,290	1,349
Changes in operating assets and liabilities:
Fee income received	8,807	4,060
Increase in restricted cash	(7,517)	(23,979)
Decrease in interest, dividends and fees receivable	176	9
(Increase) decrease in due from portfolio companies	291	(4,275)
(Increase) decrease in receivables from unsettled transactions	5,168	(51,103)
(Increase) decrease in other assets	92	(94)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,688	(42)
Decrease in base management fee and Part I incentive fee payable	(13,006)	(1,113)
Increase in due to FSC CT	300	1,088
Increase in interest payable	6,848	5,858
Increase in payables from unsettled transactions	5,443	112,114
Decrease in amounts payable to syndication partners	(1,316)	(3,756)
Purchases of investments and net revolver activity	(351,930)	(709,043)
Principal payments received on investments (scheduled payments)	5,693	5,790
Principal payments received on investments (payoffs)	235,472	251,802
PIK interest income received in cash	577	658
Proceeds from the sale of investments	101,640	178,665
Net cash provided (used) by operating activities	15,120	(218,290)
Financing activities:
Distributions paid in cash	(25,249)	(40,122)
Borrowings under credit facilities	230,000	355,600
Repayments of borrowings under credit facilities	(272,000)	(55,500)
Repayments of secured borrowings	(1,811)	(62,099)
Repurchases of common stock under dividend reinvestment plan	(1,846)	(2,061)
Net cash provided (used) by financing activities	(70,906)	195,818
Net decrease in cash and cash equivalents	(55,786)	(22,472)
Cash and cash equivalents, beginning of period	138,377	86,731
Cash and cash equivalents, end of period	$82,591	$64,259
Supplemental information:
Cash paid for interest	$5,843	$6,601
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,846	$2,061
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$17,053	$17,042	$17,007
LC Facility, 8.5% cash due 12/31/2016		1,444	1,440	1,444
746,114 Series A Preferred Units			16,815	19,905
746,114 Common Stock Units			5,316	2,739
			40,613	41,095
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	9,717
First Lien Revolver, 8% cash due 5/31/2016		6,115	6,115	3,720
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			30,887	13,437
First Star Aviation, LLC (16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		4,389	4,390	4,296
10,104,401 Common Units (6)			10,104	9,406
			14,494	13,702
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		56,145	54,642	55,171
2,058,411.64 Common Units (6)			679	2,321
			55,321	57,492
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,869	24,869	24,810
4,293,736 Common Units (6)			2,652	1,694
			27,521	26,504
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		13,376	13,376	13,284
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,657	3,657	3,634
First Lien Revolver, 8% cash due 8/1/2016		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	6,025
			23,046	24,856
Senior Loan Fund JV I, LLC (11)(15)	Multi-sector holdings (17)
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)		129,879	129,879	125,200
87.5% LLC equity interest (6)			14,431	6,648
			144,310	131,848
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, 8% cash due 12/18/2016		2,500	2,500	2,500
100 units in FSFC Miche, Inc.			6,106	4,093
			8,606	6,593
Total Control Investments (25.0% of net assets)			$344,798	$315,527
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,380	$9,380	$9,228
1,080,399 shares of Series A Preferred Stock			1,080	4,211
			10,460	13,439
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		24,895	24,895	24,926
4,668,788 Shares of Preferred Stock			—	1,417
			24,895	26,343
Total Affiliate Investments (3.1% of net assets)			$35,355	$39,782
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
Thermoforming Technology Group LLC	Industrial machinery
33,786 shares of Common Stock			$849	$1,078
			849	1,078
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/2016		$4,358	4,358	4,390
First Lien Term Loan B, 12% cash 1% PIK due 12/31/2016		11,758	11,758	11,740
First Lien Revolver, 12% cash due 12/31/2016		865	865	865
			16,981	16,995
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		30,556	30,532	30,073
414,419 Common Units			598	1,240
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,430	31,613
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			762	656
			762	656
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (6)(11)			643	604
			643	604
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,435	—
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/1/2017 (13)		42,500	3,624	7,174
First Lien Revolver, LIBOR+5% cash due 5/1/2017 (13)		10,276	876	—
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			19,435	7,174
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 12/31/2015 (13)		3,854	3,854	3,854
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 12/31/2015 (13)		9,753	9,753	9,753
			13,607	13,607
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			810	695
			810	695
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	1,154
			265	1,154
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (13)		1,608	1,607	1,609
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		38,736	31,388	5,150
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (13)		2,409	2,406	2,409
			35,401	9,168

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (13)		$35,458	$34,259	$17,059
			34,259	17,059
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (13)		16,205	15,969	16,245
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (13)		38,193	38,072	38,080
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (13)		1,250	1,208	1,232
			55,249	55,557
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		8,196	8,137	8,093
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,047	33,875	33,545
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,349
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		1,600	1,594	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	391
			48,327	46,978
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(11)			1,000	859
			1,000	859
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (13)		23,800	23,746	23,800
Senior Revolver, LIBOR+7% cash due 11/4/2018 (13)		1,500	1,493	1,500
Capex Line A, LIBOR+7% cash due 11/4/2018 (13)		1,000	1,000	1,000
Capex Line B, LIBOR+7% cash due 11/4/2018 (13)		750	750	750
			26,989	27,050
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (6)(11)			1,727	1,886
			1,727	1,886
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,349	30,272	29,736
317,282.97 Class A Units			317	479
			30,589	30,215
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(11)			812	971
			812	971
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			976	976
			976	976
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (6)(11)	Multi-sector holdings		$734	$583
			734	583
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	666
50,000 Common Shares			1	134
			501	800
Ansira Partners, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/5/2021 (13)		$38,000	38,000	37,890
250 Preferred Units of Ansira Holdings, LLC (6)			209	214
250 Class A Common Units of Ansira Holdings, LLC			—	159
			38,209	38,263
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		2,096	2,096	1,995
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		9,487	9,487	9,000
Unsecured Revolver, 5% cash due 6/9/2020 (10)			—	—
126,127.80 Class A Common Units			126	—
			11,709	10,995
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	661
			1,000	661
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (13)		29,330	29,312	29,331
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (13)		3,375	3,368	3,377
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (10)(13)			(6)	—
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	15,246
			34,174	47,954
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,458	19,458	18,726
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	368
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,208	19,094
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,148	1,100
			1,148	1,100
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)		23,304	23,304	22,954
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (13)		583	583	543
			23,887	23,497
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,500	3,145
			1,500	3,145
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,633	14,633	14,135
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	1,537
			16,633	15,672
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)		$64	$64	$63
4,950,000 Preferred Units in GRG Holdings, LP			495	501
50,000 Common Units in GRG Holdings, LP			5	—
			564	564
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		7,518	7,510	7,355
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (10)(13)			(1)	—
			7,509	7,355
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		13,023	13,023	12,670
500 units of Class A Common Units in Omniplex Holdings Corp.			500	359
64.041 units of Class A-1 Common Units in Omniplex Holdings Corp.			64	66
			13,587	13,095
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		16,195	16,195	4,750
			16,195	4,750
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		91,628	91,620	89,413
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(13)			—	—
2,419.7 Preferred Units of AVI Holdings, L.P.			1,625	824
			93,245	90,237
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,479	1,479
			1,479	1,479
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (13)		9,091	8,782	7,773
			8,782	7,773
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	23,607
			24,000	23,607
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (13)		10,475	10,452	10,429
			10,452	10,429

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (13)		$4,450	$3,956	$4,183
			3,956	4,183
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (6)(11)			9,684	9,613
			9,684	9,613
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,561	13,561	12,792
			13,561	12,792
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (13)		32,000	32,000	31,648
50,000 Common Units in AB Group Holdings, LP			500	624
			32,500	32,272
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	724
			213	724
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		13,468	13,441	12,937
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,871	5,639	5,670
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		4,904	4,899	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		872	866	872
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	807
			25,845	25,190
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (10)(13)			—	—
			—	—
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (12)(13)		54,726	54,693	52,350
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (13)		1,000	996	1,000
2,000,000 in T5 Investment Vehicle, LLC			2,000	250
			57,689	53,600
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)	Healthcare services	24,667	24,262	24,165
			24,262	24,165
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,823	$5,823	$5,817
498.6 Class A Preferred Units in Kason Investment, LLC			499	533
5,540 Class A Common Units in Kason Investment, LLC			55	101
			6,377	6,451
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,013	908
			1,013	908
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)		19,000	18,918	18,810
			18,918	18,810
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (10)(13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,065	37,879
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	3,705
			40,023	41,584
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,890	7,680
			7,890	7,680
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)		16,543	16,355	15,523
			16,355	15,523
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		6,438	6,401	6,385
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(4)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,335
			7,397	7,720
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (6)(11)			1,372	1,610
			1,372	1,610
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,502	12,502	12,142
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	2,087
			15,502	14,229
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,716	22,643	22,265
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		5,500	5,482	5,500
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	3,616
			30,125	31,381
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			719	736
			719	736
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,640	$9,640	$9,640
50 Series A Preferred Shares in Long's Drugs Incorporated			500	968
			10,140	10,608
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (13)		20,000	19,802	19,400
118,577 Common Stock Warrants (exercise price $10.12)			321	186
			20,123	19,586
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,400
			20,000	20,400
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (13)		5,000	4,946	4,939
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	124
			5,051	5,063
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (13)		19,501	19,493	19,501
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(13)			(1)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	3,160
			22,036	22,661
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	306
			367	306
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (13)		3,000	3,000	2,892
			3,000	2,892
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)		20,890	20,882	17,432
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)			(1)	—
			20,881	17,432
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		15,000	14,880	14,518
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (10)(13)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	38
			15,061	14,556
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (13)		19,117	19,117	19,061
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 7/7/2022 (13)		26,000	26,000	25,773
			45,117	44,834
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (13)		81,500	80,714	80,685
			80,714	80,685
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			$246	$246
			246	246
PR Wireless, Inc. (11)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)		$12,812	12,463	11,337
118.4211 Common Stock Warrants (exercise price $0.01)			—	514
			12,463	11,851
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		15,000	14,915	14,720
1,078,284 Common Stock Warrants (exercise price $0.9274)			113	—
			15,028	14,720
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,089	6,089	6,043
300,000 Class A Common Units in RPLF Holdings, LLC			300	284
			6,389	6,327
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,991
			15,000	14,991
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (11)(13)		30,000	29,291	28,950
			29,291	28,950
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			869	869
			869	869
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			562	562
			562	562
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		40,086	40,086	38,489
			40,086	38,489
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (13)		40,895	39,974	40,453
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(4)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	7,374
			44,470	47,827
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (13)		4,950	4,930	3,366
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)		37,000	35,190	12,254
			40,120	15,620
Idera, Inc.	Internet software & services
First Lien Term Loan, L+5.5% (1% floor) cash due 4/9/2021		30,000	28,568	27,450
			28,568	27,450
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		11,000	10,860	10,849
			10,860	10,849
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,832	6,044
			5,832	6,044
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		$7,789	$7,789	$7,567
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	704
			8,289	8,271
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (13)		1,957	1,957	1,898
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		46,755	46,474	45,353
			48,431	47,251
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (13)		29,400	29,398	29,327
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (10)(13)			—	—
			29,398	29,327
GTCR Valor Companies, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/30/2021 (13)		3,699	3,651	3,559
			3,651	3,559
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,692	14,450
			15,692	14,450
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		12,188	12,163	11,891
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		1,225	1,220	1,225
			13,383	13,116
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		17,000	17,000	16,559
			17,000	16,559
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (13)		4,833	4,802	4,772
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	—
			4,847	4,772
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,961	4,761
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	358
			5,021	5,119
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,383	18,326
			18,383	18,326
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (13)		8,775	8,262	4,519
			8,262	4,519
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (13)		$93,906	$93,828	$60,621
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (13)		7,680	7,671	4,957
			101,499	65,578
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		7,000	6,759	6,615
			6,759	6,615
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)		1,392	1,392	1,288
			1,392	1,288
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,960	3,960	3,776
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (10)(13)			—	—
487.5 Class A Preferred Units			488	550
12,500 Class B Common Units			13	171
			4,461	4,497
TrialCard Incorporated (9)	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(13)			(49)	—
			(49)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)			—	—
			—	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		27,500	27,500	27,283
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (10)(13)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	908
			28,700	28,191
xMatters, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (13)		15,000	14,426	13,859
200,000 Common Stock Warrants (exercise price $1.78)			709	475
			15,135	14,334
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,398
			3,398	3,398
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	14,967
			15,001	14,967
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (13)		3,000	3,000	2,991
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (13)		4,255	4,255	4,244
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (13)		931	931	924
First Lien Term Loan D, L+8% (1% floor) cash due 1/9/2018 (13)		591	591	590
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (10)(13)			—	—
			8,777	8,749
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,926	15,723
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757)			90	74
			16,016	15,797
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)		$16,449	$16,435	$16,233
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(13)			(4)	—
			16,431	16,233
All Metro Health Care Services, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 3/11/2020		15,701	15,688	15,505
Delayed Draw Term Loan, 10% cash 2% PIK due 3/11/2020 (10)			(3)	—
			15,685	15,505
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,412	12,412	12,468
450,000 Class A Common Stock in CMG Holding Company, LLC			450	645
			12,862	13,113
QuorumLabs, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 1/8/2019 (13)		7,500	7,179	7,227
2,045,954 Common Stock Warrants (exercise price $0.0001)			375	216
			7,554	7,443
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		17,722	17,556	17,633
			17,556	17,633
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/18/2022 (13)		998	995	988
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	28,855	29,812
			29,850	30,800
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (13)		5,985	5,929	5,935
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,888	11,983
			17,817	17,918
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (13)		5,000	4,953	4,909
			4,953	4,909
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		64,796	63,852	63,825
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		3,730	3,568	3,674
			67,420	67,499
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,325
252,119 Common Stock Warrants (exercise price $1.77)		—	—	120
			12,500	12,445
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,419	31,841	31,932
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (10)(13)			(73)	—
			31,768	31,932
Falmouth Group Holdings Corp.	Specialty chemicals
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 12/13/2021 (13)		5,000	4,951	5,000
			4,951	5,000
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,000
			43,000	43,000
Total Non-Control/Non-Affiliate Investments (156.0% of net assets)			$2,107,095	$1,970,450
Total Portfolio Investments (184.1% of net assets)			$2,487,248	$2,325,759

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are generally defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
TrialCard Incorporated	November 4, 2015	- 0.75% on Revolver		Tier pricing per loan agreement
Maverick Healthcare Group, LLC	October 1, 2015		+ 2.0% on First Lien Term Loan A, First Lien Term Loan B and CapEx Line	Per loan amendment
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
JTC Education, Inc.	September 7, 2015	- 6.0% on Senior Term Loan - 5.0% on Revolver	+ 6.0% on Term Loan + 5.0% on Revolver	Per loan amendment
Bracket Holding Corp.	September 1, 2015	+ 1.0% on Term Loan		Tier pricing per loan agreement
Phoenix Brands Merger Sub LLC	May 1, 2015	+ 2.75% on Term Loan A & Revolver		Per loan amendment
Credit Infonet, Inc.	February 15, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Mezzanine Term Loan		Per loan amendment
Thing5, LLC	January 20, 2015	+ 0.5% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2015
(dollar amounts in thousands)
(unaudited)

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, this amount includes $19.2 million in principal amount related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
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

(14)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(16)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(17)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		$4,450	$3,948	$4,389
			3,948	4,389
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			9,684	9,604
			9,684	9,604
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,501	13,501	13,064
			13,501	13,064
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,385
50,000 Common Units in AB Group Holdings, LP			500	612
			32,500	31,997
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	724
			213	724
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,640	13,640	13,406
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		5,946	5,693	5,882
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,904	4,904	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		883	883	883
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	975
			26,120	26,050
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (14)			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		56,538	56,538	55,088
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (14)			—	—
2,000,000 in T5 Investment Vehicle, LLC			2,000	425
			58,538	55,513
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	24,667	24,236	24,666
			24,236	24,666
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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$7,847	$7,847	$7,879
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	758
			8,347	8,637
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		1,962	1,962	1,952
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		30,755	30,704	30,448
			32,666	32,400
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		29,550	29,548	29,576
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)			—	—
			29,548	29,576
GTCR Valor Companies, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/30/2021 (14)		3,699	3,649	3,671
			3,649	3,671
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	15,645	15,300
			15,645	15,300
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		12,266	12,260	12,139
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		1,225	1,224	1,225
			13,484	13,364
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	16,949
			17,000	16,949
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,966	4,971
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	57
			5,011	5,028
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,956	4,940
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	664
			5,016	5,604
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,369	18,513
			18,369	18,513
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		8,831	8,293	6,031
			8,293	6,031
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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Control Investments generally are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments generally are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.
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

(12)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(13)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, this amount includes $21.8 million in principal amount related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Fifth Street Finance Corp. (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986 (the "Code") for tax purposes.
The Company's investment objective is to produce current income from investing primarily in small and middle-market companies in the form of senior secured loans and subordinated debt investments. To a lesser extent, the Company also makes equity investments in connection with certain debt transactions. The Company's investments are generally made in connection with investments by private equity sponsors.
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded, leading alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC ("FSC CT"), a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Company ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. Each subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. The assets of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
Since the Company is an investment company, portfolio investments held by the Company and its subsidiaries are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company and its subsidiaries are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Generally, it is expected that all of the Company's investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations. The Company evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Company looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Company does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management and capital markets teams;

•Preliminary valuations are then reviewed and discussed with principals of the Investment Adviser;

•
Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Investment Adviser and the Audit Committee of the Board of Directors;

•
The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee of the Board of Directors;

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith.
The fair value of the Company's investments at December 31, 2015 and September 30, 2015 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2015, 77.1% of the Company's portfolio at fair value was valued by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Revisions to Prior Period Financial Information
The Company previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s staff Accounting Bulletin (“SAB”) No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three months ended December 31, 2014, which are included in the revised three months ended December 31, 2014 financial information. These errors did not impact the financial information for three months ended December 31, 2015. The revisions for the three months ended December 31, 2014 were as follows:

	Three months ended December 31, 2014
Consolidated Statement of Operations:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised(1)
Interest income	$52,541	$3,634	$(2,162)	$54,013
PIK income	4,404	—	(391)	4,013
Fee income	17,902	(8,450)	(4,835)	4,617
Dividend and other income	1,445	—	1,250	2,695
Total investment income	76,292	(4,816)	(6,138)	65,338
Part I incentive fee	8,715	(963)	(1,228)	6,524
Net expenses	41,122	(963)	(1,228)	38,931
Net investment income	35,170	(3,853)	(4,910)	26,407
Net unrealized depreciation on investments	(48,575)	3,556	6,166	(38,853)
Net realized loss on investments and secured borrowings	(17,588)	1,260	(28)	(16,356)
Net decrease in net assets resulting from operations	$(30,661)	$963	$1,228	$(28,470)
Total investment income per common share	$0.50	$(0.03)	$(0.04)	$0.43
Net investment income per common share	$0.23	$(0.03)	$(0.03)	$0.17
Loss per common share	$(0.20)	$0.01	$0.01	$(0.19)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended December 31, 2014
Consolidated Statement of Changes in Net Assets:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised (1)
Net investment income	$35,170	$(3,853)	$(4,910)	$26,407
Net unrealized depreciation on investments	(48,575)	3,556	6,166	(38,853)
Net realized loss on investments and secured borrowings	(17,588)	1,260	(28)	(16,356)
Net decrease in net assets resulting from operations	(30,661)	963	1,228	(28,470)
Total decrease in net assets	(72,844)	963	1,228	(70,653)
Net assets at beginning of period	1,478,475	—	—	1,478,475
Net assets at end of period	$1,405,631	$963	$1,228	$1,407,822
Net asset value per common share at period end	$9.17	$0.01	$0.01	$9.18

	Three months ended December 31, 2014
Consolidated Statement of Cash Flows:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised (1)
Net increase in net assets resulting from operations	$(30,661)	$963	$1,228	$(28,470)
Net unrealized depreciation on investments	48,575	(3,556)	(6,166)	38,853
Net realized loss on investments and secured borrowings	17,588	(1,260)	28	16,356
PIK interest income	(4,404)	—	391	(4,013)
Recognition of fee income	(17,902)	8,450	4,835	(4,617)
Accretion of original issue discount on investments	(258)	(3,634)	(407)	(4,299)
Fee income received	17,345	(8,450)	(4,835)	4,060
Decrease in base management and Part I incentive fee payable	1,078	(963)	(1,228)	(1,113)
Purchases of investments and net revolver activity	(722,328)	8,450	4,835	(709,043)
Principal payments received on investments (payoffs)	250,483	—	1,319	251,802
Net cash used in operating activities	(218,290)	—	—	(218,290)
Net decrease in cash and cash equivalents	(22,472)	—	—	(22,472)
Cash and cash equivalents, beginning of period	86,731	—	—	86,731
Cash and cash equivalents, end of period	$64,259	$—	$—	$64,259
____________
(1) Revised per share amounts may not sum due to rounding.
Investment Income:
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company reversed $0.7 million of dividend income during the three months ended December 31, 2015 upon the receipt of updated information from a portfolio company regarding the characterization of a cash distribution received in a prior period. The related Part I incentive fee impact of this adjustment has been reflected in the current consolidated financial statements.
The Company has investments in debt securities which contain payment in kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
Fee income consists of the monthly servicing fees, advisory fees, amendment fees, structuring fees and prepayment fees that the Company receives in connection with its debt investments. These fees are recognized as earned.
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
Restricted Cash:
As of December 31, 2015, included in restricted cash was $1.6 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Lines of Credit). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company. Additionally, the Company has $11.0 million that represents collateral for standby letters of credit issued to portfolio companies.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the three months ended December 31, 2015 and December 31, 2014.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and does not expect to incur a U.S. federal excise tax for calendar year 2015. The Company may incur a U.S. federal excise tax in future years.
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the "source income" requirements contained in the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under ASC 825 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings, which had a cost basis of $20.0 million and $21.8 million in the aggregate as of December 31, 2015 and September 30, 2015, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "credit facilities payable", "SBA debentures payable", "unsecured convertible notes payable", and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the lines titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to FSC CT," "interest payable," "accounts payable to syndication partners," and "payable from unsettled transactions" approximate fair value due to their short maturities.
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
In April 2015, the FASB issued ASU No. 2015-05, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2015.  The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 3. Portfolio Investments
At December 31, 2015, 184.1% of net assets, or $2.3 billion, was invested in 131 portfolio investments, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC ("SLF JV I")

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which had a fair value of $125.2 million and $6.6 million, respectively. At December 31, 2015, 7.5% of net assets, or $95.2 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 177.6% of net assets, or $2.4 billion, was invested in 135 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $128.9 million and $12.2 million, respectively, and 10.6% of net assets, or $143.5 million, was invested in cash and cash equivalents (including restricted cash). As of December 31, 2015, 80.5% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net realized gains (losses) on investments and secured borrowings of $1.4 million and $(16.4) million, respectively. During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $90.8 million and $38.5 million, respectively.
The composition of the Company's investments as of December 31, 2015 and September 30, 2015 at cost and fair value was as follows:

	December 31, 2015		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,223,834	$2,058,265	$2,211,728	$2,123,246
Investments in equity securities	119,104	135,646	116,900	138,127
Debt investment in SLF JV I	129,879	125,200	129,879	128,917
Equity investment in SLF JV I	14,431	6,648	14,431	12,205
Total	$2,487,248	$2,325,759	$2,472,938	$2,402,495
The composition of the Company's debt investments as of December 31, 2015 and September 30, 2015 at fixed rates and floating rates was as follows:

	December 31, 2015		September 30, 2015
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$465,880	21.34%	$507,027	22.51%
Floating rate debt securities, including subordinated notes of SLF JV I	1,717,585	78.66	1,745,136	77.49
Total	$2,183,465	100.00%	$2,252,163	100.00%
The following table presents the financial instruments carried at fair value as of December 31, 2015, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,872,729	$1,872,729
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	310,736	310,736
Investments in equity securities (preferred)	—	—	30,923	30,923
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	111,371	111,371
Total investments at fair value	$—	$—	$2,325,759	$2,325,759
Secured borrowings relating to senior secured debt investments	—	—	19,158	19,158
Total liabilities at fair value	$—	$—	$19,158	$19,158
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
The following table provides a roll-forward in the changes in fair value from September 30, 2015 to December 31, 2015, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$119,526	$2,402,495	$21,182
New investments & net revolver activity	347,464	—	299	4,167	351,930	—
Redemptions/repayments	(309,801)	(29,006)	(760)	(3,464)	(343,031)	(1,812)
Net accrual of PIK interest income	1,456	980	506	—	2,942	—
Accretion of OID	1,139	—	—	—	1,139	—
Net change in unearned income	(57)	21	—	—	(36)	—
Net unrealized appreciation (depreciation) on investments	(60,518)	(20,287)	72	(10,314)	(91,047)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(212)
Realized gain (loss) on investments	(89)	—	—	1,456	1,367	—
Fair value as of December 31, 2015	$1,872,729	$310,736	$30,923	$111,371	$2,325,759	$19,158
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at December 31, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2015	$(58,818)	$(20,291)	$72	$(9,554)	$(88,591)	$(212)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to December 31, 2014, for all investments and secured borrowings for which the Company determines fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	692,135	7,739	—	2,488	6,681	709,043	—
Redemptions/repayments	(392,928)	(39,964)	—	—	(3,756)	(436,648)	(62,352)
Net accrual of PIK interest income	1,835	1,463	—	448	—	3,746	—
Accretion of OID	4,299	—	—	—	—	4,299	—
Net change in unearned income	353	224	—	—	—	577	—
Net unrealized depreciation on investments	(22,614)	(15,542)	(242)	(220)	(235)	(38,853)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	(332)
Realized gain (loss) on investments	(16,964)	—	—	(1,173)	1,654	(16,483)	—
Realized gain on secured borrowings	—	—	—	—	—	—	127
Fair value as of December 31, 2014	$2,238,204	$297,775	$29,258	$28,012	$128,346	$2,721,595	$22,246
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at December 31, 2014 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2014	$(39,578)	$(15,542)	$(242)	$(1,393)	$1,419	$(55,336)	$73

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of December 31, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,188,057	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	8.5%	1.2%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(2.9)%	-	9.8%	(0.5)%
	115,502	Market and income approach	Weighted average cost of capital		18.0%	-	25.0%	19.8%
			Company specific risk premium	(a)	2.0%	-	15.0%	9.7%
			Revenue growth rate		(21.8)%	-	18.1%	(10.4)%
			EBITDA multiple	(b)	0.9x	-	8.9x	6.4x
	221,005	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	348,165	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	165,996	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.0%	-	6.0%	2.9%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.4)%	-	0.5%	(0.7)%
	9,900	Market and income approach	Weighted average cost of capital		13.0%	-	19.0%	16.1%
			Company specific risk premium	(a)	2.0%	-	5.0%	3.6%
			Revenue growth rate		(17.1)%	-	3.0%	(6.6)%
			EBITDA multiple	(b)	1.2x	-	9.6x	5.6x
	9,640	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
SLF JV I subordinated debt	125,200	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry discount	(a)	(2.3)%	-	(2.3)%	(2.3)%
SLF JV I equity	6,648	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	135,646	Market and income approach	Weighted average cost of capital		5.0%	-	29.0%	14.4%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
			Revenue growth rate		0.1%	-	187.9%	5.1%
			EBITDA multiple	(b)	0.9x	-	23.8x	7.5x
Total	$2,325,759
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$19,158	Bond yield approach	Tranche specific risk premium	(a)	2.0%	-	2.0%	2.0%
			Industry discount	(a)	(2.9)%	-	(2.9)%	(2.9)%

Total	$19,158
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

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

(d)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Company, including financial performance, recent business developments and various other factors.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2015, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$385,295	$385,295	$—	$—	$385,295
SBA debentures payable	225,000	$198,299	—	—	198,299
Unsecured convertible notes payable	115,000	$114,856	—	—	114,856
Unsecured notes payable	410,387	$402,137	—	153,287	248,850
Total	$1,135,682	$1,100,587	$—	$153,287	$947,300
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2015 and the level of each financial liability within the fair value hierarchy:

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
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which trade under the symbol "FSCE" on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Global Select Market, respectively. As such, these securities are included in Level 2 of the hierarchy.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2015		September 30, 2015
Cost:
Senior secured debt	$1,982,131	79.68%	$1,942,019	78.54%
Subordinated debt	241,703	9.72	269,709	10.90
Subordinated notes of SLF JV I	129,879	5.22	129,879	5.25
LLC equity interests of SLF JV I	14,431	0.58	14,431	0.58
Purchased equity	90,165	3.63	89,976	3.64
Equity grants	4,385	0.18	4,385	0.18
Limited partnership interests	24,554	0.99	22,539	0.91
Total	$2,487,248	100.00%	$2,472,938	100.00%
Fair Value:
Senior secured debt	$1,872,729	80.51%	$1,893,135	78.80%
Subordinated debt	185,536	7.98	230,111	9.58
Subordinated notes of SLF JV I	125,200	5.38	128,917	5.37
LLC equity interests of SLF JV I	6,648	0.29	12,205	0.51
Purchased equity	101,128	4.35	106,130	4.42
Equity grants	10,166	0.44	9,855	0.41
Limited partnership interests	24,352	1.05	22,142	0.91
Total	$2,325,759	100.00%	$2,402,495	100.00%

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

	December 31, 2015		September 30, 2015
Cost:
Northeast U.S.	$754,108	30.32%	$777,847	31.45%
West U.S.	482,586	19.40	412,038	16.66
Southwest U.S.	459,654	18.48	480,743	19.44
Midwest U.S.	361,521	14.53	329,383	13.32
Southeast U.S.	304,782	12.25	357,108	14.44
International	124,597	5.00	115,819	4.69
Total	$2,487,248	99.98%	$2,472,938	100.00%

Fair Value:
Northeast U.S.	$658,108	28.30%	$738,237	30.73%
West U.S.	472,897	20.33	412,314	17.16
Southwest U.S.	438,226	18.84	461,930	19.23
Midwest U.S.	323,724	13.92	304,799	12.69
Southeast U.S.	308,006	13.24	366,636	15.26
International	124,798	5.37	118,579	4.93
Total	$2,325,759	100.00%	$2,402,495	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015		September 30, 2015
Cost:
Healthcare services	$403,175	16.21%	$513,505	20.76%
Internet software & services	383,142	15.40	292,769	11.84
Advertising	178,561	7.18	144,633	5.85
Multi-sector holdings	159,180	6.40	157,165	6.36
Healthcare equipment	113,940	4.58	70,738	2.86
Airlines	97,337	3.91	89,578	3.62
Education services	91,087	3.66	109,993	4.45
Integrated telecommunication services	86,870	3.49	87,734	3.55
Diversified support services	84,789	3.41	84,961	3.44
Data processing & outsourced services	79,538	3.20	80,385	3.25
Environmental & facilities services	67,419	2.71	79,431	3.21
Oil & gas equipment services	63,402	2.55	63,561	2.57
Pharmaceuticals	61,774	2.48	61,695	2.49
Application software	58,515	2.35	49,403	2.00
IT consulting & other services	51,627	2.08	51,547	2.08
Specialty stores	48,328	1.94	58,692	2.37
Industrial machinery	47,249	1.90	47,210	1.91
Construction & engineering	40,613	1.63	39,969	1.62
Leisure facilities	37,982	1.53	33,084	1.34
Household products	35,402	1.42	36,405	1.47
Research & consulting services	35,383	1.42	49,525	2.00
Leisure products	34,173	1.37	34,443	1.39
Air freight and logistics	30,887	1.24	27,622	1.12
Consumer electronics	25,846	1.04	26,121	1.06
Home improvement retail	24,896	1.00	26,225	1.06
Apparel, accessories & luxury goods	24,108	0.97	23,844	0.96
Security & alarm services	22,364	0.90	22,332	0.90
Food distributors	17,817	0.72	17,825	0.72
Auto parts & equipment	16,500	0.66	16,500	0.67
Specialized consumer services	16,431	0.66	16,459	0.67
Other diversified financial services	15,528	0.62	15,523	0.63
Food retail	10,860	0.44	10,855	0.44
Thrift & mortgage finance	9,684	0.39	9,684	0.39
Healthcare technology	7,890	0.32	7,886	0.32
Specialty chemicals	4,951	0.22	—	—
Human resources & employment services	—	—	15,636	0.63
Total	$2,487,248	100.00%	$2,472,938	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2015		September 30, 2015
Fair Value:
Healthcare services	$360,001	15.48%	$511,427	21.29%
Internet software & services	352,503	15.16	276,415	11.51
Advertising	176,465	7.59	145,373	6.05
Multi-sector holdings	146,587	6.30	153,659	6.39
Healthcare equipment	113,007	4.86	70,690	2.94
Airlines	97,699	4.20	92,211	3.84
Integrated telecommunication services	85,635	3.68	87,353	3.64
Diversified support services	84,083	3.62	84,715	3.53
Education services	78,173	3.36	98,014	4.08
Data processing & outsourced services	74,663	3.21	77,213	3.21
Environmental & facilities services	67,499	2.90	79,450	3.31
Pharmaceuticals	61,647	2.65	62,474	2.60
Application software	61,387	2.64	54,090	2.25
IT consulting & other services	50,349	2.16	50,680	2.11
Industrial machinery	49,113	2.11	51,681	2.15
Leisure products	47,954	2.06	45,180	1.88
Specialty stores	46,978	2.02	57,847	2.41
Construction & engineering	41,095	1.77	43,666	1.82
Leisure facilities	39,274	1.69	34,506	1.44
Oil & gas equipment services	39,010	1.68	42,382	1.76
Research & consulting services	34,885	1.50	49,511	2.06
Home improvement retail	26,343	1.13	27,005	1.12
Consumer electronics	25,190	1.08	26,050	1.08
Security & alarm services	21,843	0.94	22,005	0.92
Apparel, accessories & luxury goods	20,822	0.90	22,443	0.93
Auto parts & equipment	18,136	0.78	18,507	0.77
Food distributors	17,919	0.77	17,970	0.75
Specialized consumer services	16,233	0.70	16,525	0.69
Other diversified financial services	15,520	0.67	15,893	0.66
Air freight and logistics	13,437	0.58	10,268	0.43
Food retail	10,849	0.47	10,973	0.46
Thrift & mortgage finance	9,613	0.41	9,604	0.40
Household products	9,167	0.39	12,699	0.53
Healthcare technology	7,680	0.33	7,800	0.32
Specialty chemicals	5,000	0.21	—	—
Human resources & employment services	—	—	16,216	0.67
Total	$2,325,759	100.00%	$2,402,495	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At December 31, 2015 and September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2015 and December 31, 2014 no individual investment produced income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper") to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of December 31, 2015 and September 30, 2015, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of December 31, 2015 and September 30, 2015, SLF JV I had total assets of $360.4 million and $419.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $6.6 million and subordinated notes of $125.2 million, at fair value as of December 31, 2015. As of September 30, 2015, the Company's investment consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 32 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2015 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of December 31, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $164.9 million was funded as of December 31, 2015 and September 30, 2015, relating to these commitments, of which $144.3 million was from the Company. As of December 31, 2015 and September 30, 2015, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $27.6 million was unfunded. As of December 31, 2015 and September 30, 2015, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $3.1 million was unfunded.
Additionally, SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of December 31, 2015 and September 30, 2015. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of December 31, 2015. Under the Deutsche Bank facility, $151.1 million and $188.6 million was outstanding as of December 31, 2015 and September 30, 2015, respectively.
On July 7, 2015, SLF JV I closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"), bringing SLF JV I’s total debt capacity to $400.0 million as of December 31, 2015. As of December 31, 2015 and September 30, 2015, there were $46.5 million and $53.0 million of borrowings outstanding under the Credit Suisse facility, respectively. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2015, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Senior secured loans (1)	$342,407	$395,193
Weighted average interest rate on senior secured loans (2)	7.87%	7.99%
Number of borrowers in SLF JV I	32	34
Largest loan exposure to a single borrower (1)	$28,971	$30,000
Total of five largest loan exposures to borrowers (1)	$107,583	$118,584
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Loan Portfolio as of December 31, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,363	$9,328	$9,127
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,734	8,759	8,576
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,310	12,101
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,925	9,839	9,769
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,325	3,289	3,155
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,900	9,744	9,261
Total Compuware Corporation					13,225	13,033	12,416
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,567	2,561	2,554
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,461	4,507	4,417
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,898	9,962	9,617
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,417
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,800	19,444	18,878
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,107	6,078	6,030
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,875	9,677	9,826
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,750	9,776	9,322
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,750	9,606	9,416
Total InMotion Entertainment Group, LLC					19,500	19,382	18,738
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,124	9,124	7,457
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,925	9,705	9,709
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,427	19,391	18,872
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	12,001	11,991	11,925
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,188	12,030	11,891
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,656	4,563	4,617

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,500	6,437	6,348
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,755	12,764	12,496
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,687	19,663	19,687
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	9,410	9,316	9,291
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,784	4,548	4,359
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,260	5,135	5,220
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,952
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,604	13,484	13,241
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,875	9,679	9,529
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,900	4,900	4,631
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,700	2,675	2,687
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,346	20,316	20,320
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,629	8,587
Total Yeti Acquisition, LLC					28,971	28,945	28,907
Shoes For Crews, LLC	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,500	4,455	4,466
					$342,407	$339,748	$325,751
__________
(1) Represents the interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2015 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at December 31, 2015.
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
(5) This investment is on cash non-accrual status as of December 31, 2015.

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
The amortized cost and fair value of the subordinated notes held by the Company was $129.9 million and $125.2 million, respectively, as of December 31, 2015 and $129.9 million and $128.9 million at amortized cost and fair value, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $2.7 million and $1.2 million on its investments in these notes for the three months ended December 31, 2015 and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

December 31, 2014, respectively. The cost and fair value of the LLC equity interests held by the Company was $14.4 million and $6.6 million, respectively, as of December 31, 2015, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. The Company earned dividend income of $1.8 million and $1.1 million for the three months ended December 31, 2015 and December 31, 2014, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and December 31, 2014:

	December 31, 2015	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2015: $339,748; cost September 30, 2015: $392,978)	$325,751	$389,717
Receivables from secured financing arrangements at fair value (cost December 31, 2015: $10,019; cost September 30, 2015: $10,021)	9,530	9,723
Cash and cash equivalents	13,438	7,354
Restricted cash	6,696	6,126
Other assets	4,967	6,033
Total assets	$360,382	$418,953

Senior credit facilities payable	$197,686	$241,572
Payables from unsettled transactions	4,455	7,745
Subordinated notes payable at fair value (proceeds December 31, 2015: $148,433 and September 30, 2015: $148,433)	143,086	147,334
Other liabilities	7,546	8,361
Total liabilities	$352,773	$405,012
Members' equity	7,609	13,941
Total liabilities and members' equity	$360,382	$418,953

	Three months ended December 31, 2015	Three months ended December 31, 2014
Selected Statements of Operations Information:
Interest income	$7,728	$3,709
Other income	345	400
Total investment income	8,073	4,109
Interest expense	4,908	2,413
Other expenses	131	26
Total expenses (1)	5,039	2,439
Net unrealized depreciation	(6,892)	(2,267)
Net realized loss	—	(205)
Net loss	$(3,858)	$(802)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended December 31, 2015, the Company sold $9.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $9.3 million cash consideration. The Company recognized a $0.1 million realized loss on these transactions.
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

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of December 31, 2015 and September 30, 2015 was $1.7 million.
As of December 31, 2015, the Company had structured $2.9 million in aggregate exit fees across four portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended December 31, 2015, the Company recorded total fee income of $8.8 million, $2.0 million of which was recurring in nature. For the three months ended December 31, 2014, the Company recorded total fee income of $4.6 million, $2.7 million of which was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31, 2015	Three months ended December 31, 2014 (revised)
Earnings per common share — basic:
Net decrease in net assets resulting from operations	$(62,886)	$(28,470)
Weighted average common shares outstanding — basic	150,262,924	153,340,371
Loss per common share — basic and diluted	$(0.42)	$(0.19)
Loss per common share — diluted:
Net decrease in net assets resulting from operations, before adjustments	$(62,886)	$(28,470)
Adjustments for interest on convertible notes, and related base management fees and incentive fees impact	1,367	1,364
Net decrease in net assets resulting from operations, as adjusted	$(61,519)	$(27,106)
Weighted average common shares outstanding — basic	150,262,924	153,340,371
Adjustments for dilutive effect of convertible notes	7,790,273	7,790,273
Weighted average common shares outstanding — diluted	158,053,197	161,130,644
Loss per common share — diluted (1)	$(0.42)	$(0.19)
__________
(1) Items relating to the Convertible Notes outstanding that are anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount equal to at least 90% of its investment company taxable income in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the dividend reinvestment plan. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the dividend reinvestment plan.
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
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2015 and December 31, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
Total for the three months ended December 31, 2015			$0.18	$ 25.2 million	297,193		$ 1.8 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
July 2, 2014	October 15, 2014	October 31, 2014	$0.0917	$ 13.3 million	82,390	(1)	$ 0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
Total for the three months ended December 31, 2014			$0.2751	$ 40.1 million	243,014		$ 2.0 million
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2015 and December 31, 2014.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company expects to finance any stock repurchases with existing cash balances or by incurring leverage. During the three months ended December 31, 2015 and December 31, 2014, the Company did not repurchase any shares of its common stock.

Note 6. Borrowings
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2015, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding II (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and the Company. Fund of Funds and Holdings were formed to hold certain of the Company's portfolio companies for tax purposes and have no other operations. None of the Company's SBIC subsidiaries, or Funding II, as defined below, is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that the Company may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.

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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. As of December 31, 2015, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2015, the Company had $341.5 million of borrowings outstanding under the ING facility, which had a fair value of $341.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.636% for the year ended December 31, 2015. For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $3.3 million and $2.9 million, respectively, related to the ING facility.

Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement"), as amended from time to time, with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of December 31, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of December 31, 2015, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of December 31, 2015, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.273% for the year ended December 31, 2015. For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $0.4 million and $0.5 million, respectively, related to the Sumitomo facility.

SBIC Subsidiaries
On February 3, 2010, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the United States Small Business Administration ("SBA") to operate as a small business investment company "(SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, the Company's consolidated wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V," and together with FSMP IV, the "SBIC Subsidiaries"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million of debentures when they have at least $175 million in regulatory capital.
As of December 31, 2015, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $135.3 million, as compared to $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of December 31, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $63.0 million, as compared to $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of December 31, 2015, the $225.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.323% (excluding the SBA annual charge).
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded aggregate interest expense, including amortization of upfront fees, of $2.3 million and $2.4 million, respectively, related to the SBA-guaranteed debentures of the SBIC Subsidiaries.
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
The Company has received exemptive relief from the Securities and Exchange Commission ("SEC") to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $175 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of December 31, 2015, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
Interest income, adjusted for accretion of OID is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company generally stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan. Distributions of income from portfolio companies are recorded as dividend income on the ex-dividend date.
PIK interest on certain of the Company's debt investments, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by the Company in connection with periodic formal update interviews with

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company's full write-down of such loan or debt security.

Accumulated PIK interest activity for the three months ended December 31, 2015 and December 31, 2014 was as follows:

	Three months ended December 31, 2015	Three months ended December 31, 2014
PIK balance at beginning of period	$50,678	$39,686
Gross PIK interest accrued	5,823	7,252
PIK income reserves (1)	(2,529)	(3,239)
PIK interest received in cash	(577)	(658)
PIK balance at end of period	$53,395	$43,041
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of December 31, 2015, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of December 31, 2014, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2015, September 30, 2015 and December 31, 2014 were as follows:

	December 31, 2015				September 30, 2015				December 31, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,136,516	90.79%	$2,083,424	95.42%	$2,226,334	95.08%	$2,206,418	97.97%	$2,523,714	95.97%	$2,505,354	97.67%
PIK non-accrual	66,579	2.83	17,404	0.80	66,579	2.84	28,145	1.25	105,878	4.03	59,883	2.33
Cash non-accrual(1)	150,194	6.38	82,637	3.78	48,694	2.08	17,600	0.78	—	—	—	—
Total	$2,353,289	100.00%	$2,183,465	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,629,592	100.00%	$2,565,237	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of December 31, 2015, September 30, 2015 and December 31, 2014 was as follows:

	December 31, 2015	September 30, 2015	December 31, 2014
TransTrade Operators, Inc.	—	—	PIK non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
JTC Education, Inc. - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three months ended December 31, 2015 and December 31, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended December 31, 2015 (1)	Three months ended December 31, 2014 (1)
Cash interest income	$3,670	$—
PIK interest income	2,528	3,239
OID income	6,960	583
Total	$13,158	$3,822
  __________________

(1)	Income non-accrual amounts for the period may include amounts for investments that were no longer held at the end of the period.

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
Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three months ended December 31, 2015.

Net decrease in net assets resulting from operations	$(62,886)
Net unrealized depreciation on investments and secured borrowings	90,835
Book/tax difference due to loan fees	(2,123)
Book/tax difference due to exit fees	(429)
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to interest income on certain loans	10,951
Book/tax difference due to capital losses not recognized	888
Other book-tax differences	(1,849)
Taxable/Distributable Income(1)	$35,365
__________

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1) The Company's taxable income for the three months ended December 31, 2015 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2015, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$462
Net realized capital losses	(154,653)
Unrealized gains (losses), net	(69,838)
The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $0.3 million. However, this amount has been fully offset by a valuation allowance, since it is more-likely-than-not that these deferred tax assets will not be realized.
The Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning with the Company's tax year ended September 30, 2011 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the losses incurred in taxable years ended prior to December 23, 2010, which are subject to an expiration date. As a result of the ordering rule, capital loss carryforwards may be more likely to expire unused than under previous tax law.
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
During the three months ended December 31, 2015, the Company recorded investment realization events, including the following:

•
In October 2015, the Company received a cash payment of $23.3 million from Affordable Care, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2015, the Company received a cash payment of $15.1 million from CoAdvantage Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction. The Company also received an additional $1.3 million in connection with the sale of its equity investment, realizing a gain of $0.7 million;

•
In October 2015, the Company received a cash payment of $119.0 million from First Choice ER, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In October 2015, the Company received a cash payment of $33.3 million from DigiCert, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
In October 2015, the Company received a cash payment of $7.4 million from Idera, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2015, the Company received a cash payment of $13.9 million from EducationDynamics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2015, the Company received a cash payment of $14.2 million from World 50, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2015, the Company received payments of $96.5 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized gain of $0.7 million on these transactions.

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

•
In December 2014, the Company received a cash payment of $12.0 million from CT Technologies Intermediate Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
During the three months ended December 31, 2014, the Company received payments of $178.7 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized gain of $1.5 million on these transactions.

During the three months ended December 31, 2015 and December 31, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $90.8 million and $38.5 million, respectively. For the three months ended December 31, 2015, the Company's net unrealized depreciation consisted of $79.0 million of net unrealized depreciation on debt investments, $9.7 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $0.2 million of net unrealized depreciation on secured borrowings.
For the three months ended December 31, 2014, the Company’s net unrealized depreciation consisted of $49.0 million of net unrealized depreciation on debt investments and $2.9 million of net unrealized depreciation on equity investments, offset by $13.1 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation) and $0.3 million of net unrealized depreciation on secured borrowings.

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
Base Management Fee
As of December 31, 2015, the base management fee was calculated at an annual rate of 2% of the Company's gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the three months ended December 31, 2015 and December 31, 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million for each period.
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
For the three months ended December 31, 2015 and December 31, 2014, base management fees (net of waivers) were $11.7 million and $14.0 million, respectively.
See Note 17 to the Consolidated Financial Statements for a description of certain changes to the base management fee effective as of January 1, 2016.
Incentive Fee
The incentive fee portion of the investment advisory agreement has two parts. The first part ("Part I incentive fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter (8% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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
GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. It should be noted that a fee so calculated and accrued would not be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement. The Company does not currently accrue for capital gain incentive fees due to the accumulated realized and unrealized losses in the portfolio.
For the three months ended December 31, 2015 and December 31, 2014, incentive fees were $3.7 million and $6.5 million, respectively.
At December 31, 2015 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $3.5 million and $16.5 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its officers, managers, agents, any employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser. In this regard, FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with active lawsuits (see Note 16). To date, no amounts have been recorded in the consolidated financial statements related to these potential claims.
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT, under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including providing the Company with its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company provides reimbursement for the allocable portion of overhead and other expenses incurred in connection with payments of rent at market rates and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2015, the Company accrued administrative expenses of $1.5 million, including $0.9 million of general and administrative expenses, which are due to FSC CT. At December 31, 2015, $3.3 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities. For the three months ended December 31, 2014, the Company accrued administrative expenses of $2.5 million including $1.3 million of general and administrative expenses.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended December 31, 2015	Three months ended December 31, 2014 (revised)
Net asset value at beginning of period	$9.00	$9.64
Net investment income (4)	0.18	0.17
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.60)	(0.25)
Net realized gain (loss) on investments, interest rate swap and secured borrowings (4)	0.01	(0.11)
Distributions to stockholders (4)	(0.18)	(0.28)
Net issuance/repurchase of common stock (4)	—	0.01
Net asset value at end of period	$8.41	$9.18
Per share market value at beginning of period	$6.17	$9.18
Per share market value at end of period	$6.38	$8.01
Total return (1)	6.43%	(9.88)%
Common shares outstanding at beginning of period	150,262,924	153,340,371
Common shares outstanding at end of period	150,262,924	153,340,371
Net assets at beginning of period	$1,353,094	$1,478,476
Net assets at end of period	$1,263,113	$1,407,822
Average net assets (2)	$1,312,513	$1,449,721
Ratio of net investment income to average net assets (5)	8.04%	7.23%
Ratio of total expenses to average net assets (excluding base management fee waiver) (5)	11.68%	10.68%
Base management fee waiver effect	(0.03)%	(0.03)%
Ratio of net expenses to average net assets (5)	11.65%	10.65%
Ratio of portfolio turnover to average investments at fair value	9.59%	4.90%
Weighted average outstanding debt (3)	$1,196,030	$1,182,007
Average debt per share (4)	$7.96	$7.71
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
Prior to the close of business on the business day immediately preceding January 1, 2016, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when the Company's shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at December 31, 2015 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders may incur dilution. In addition, the Company's stockholders will experience dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Notes, and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the Indenture.
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
The Company may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the three months ended December 31, 2015.
Any net gain recognized in such a repurchase transaction would be included in the amount that must be distributed to the Company's stockholders in order for it to maintain its RIC status and would be classified as a component of net investment income in the Consolidated Statements of Operations. Such net gains would be included in "Pre-Incentive Fee Net Investment Income" for purposes of the payment of the income incentive fee to the investment adviser under the investment advisory agreement. Paying an incentive fee on this type of net gain is permissible under the Company's investment advisory agreement. This type of net gain, and corresponding income incentive fee, may occur again in the future. Any repurchase of the 2019 Notes, 2024 Notes or 2028 Notes (each as defined below) at a discount will be treated in a similar manner.
As of December 31, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $114.9 million.

Note 14. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on these notes is amortized on a straight-line basis over the term of the notes.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the supplemental indenture, dated February 26, 2014 (collectively, the "2019 Notes Indenture"), between the Company and the Trustee. The 2019 Notes are the Company's general unsecured obligations that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes rank equally in right of payment with all of the Company's existing and future liabilities that are not so subordinated. The 2019 Notes effectively rank junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

such indebtedness. The 2019 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $3.3 million and $3.5 million, respectively, related to the 2019 Notes.
As of December 31, 2015, there were $249.1 million 2019 Notes outstanding, which had a fair value of $248.9 million.
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol "FSCE" with a par value of $25.00 per note.
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $1.2 million and $1.2 million, respectively, related to the 2024 Notes.
As of December 31, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $71.3 million.

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
Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "FSCFL" with a par value of $25.00 per note.
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2015 the Company did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $1.4 million and $1.4 million, respectively, related to the 2028 Notes.
As of December 31, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $82.0 million.

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
As of December 31, 2015, secured borrowings at fair value totaled $19.2 million and the fair value of the investment that is associated with these secured borrowings was $52.4 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2015 and December 31, 2014, there were $1.8 million and $62.1 million of repayments on secured borrowings, respectively.
For the three months ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $0.4 million and $0.5 million, respectively, related to the secured borrowings.
As of December 31, 2015, there were $20.0 million of secured borrowings outstanding, which had a fair value of $19.2 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Commitments and Contingencies
Shareholder Actions and Legal Proceedings
On November 6, 2015, RiverNorth Institutional Partners, L.P. (“RiverNorth”) delivered a letter to the Company (i) nominating a slate of three individuals for election to the Company's Board of Directors and (ii) submitting a business proposal for the Company's shareholders to vote on terminating the investment advisory agreement with Fifth Street Management LLC (the “Investment Advisory Agreement”), in each case, at the Company's 2016 annual stockholders’ meeting. RiverNorth has filed a Schedule 13D with the Securities and Exchange Commission disclosing that RiverNorth and certain of its affiliates beneficially own approximately 8.5% of the Company's common stock (of which approximately 1.6% is via cash-settled total return swaps) and outlined in a letter certain changes that it seeks the Company to implement, including: (a) the reduction of the Investment Advisory Agreement’s base management and incentive fees, (b) the application of a total return high watermark to the Investment Advisory Agreement’s net investment income incentive fee calculation and (c) a significant increase to the size of the Company's common stock buyback program.
The Company has been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), the Company and FSAM.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of investors who purchased common stock of the Company between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of the Company’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment adviser of the Company.  For example, the lawsuits allege that the Company improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its initial public offering (“IPO”) in October 2014, when the Company should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
On December 4, 2015, a putative stockholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of the Company in the United States District Court for the District of Connecticut. The complaint names certain current and past officers and/or directors, consisting of Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli and Frank C. Meyer, and FSAM as defendants and the Company as the nominal defendant (collectively, the “Derivative Action Defendants”). On December 31, 2015, a second putative stockholder derivative action captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3-15:cv-01889 was filed on behalf of the Company in the United States District Court for the District of Connecticut. The complaint names certain current and past officers and/or directors, consisting of the Derivative Action Defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against the Company and others described in the preceding paragraphs. The complaints allege that the Company’s board of directors approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct to make FSAM appear more attractive to potential investors before its initial public offering. The plaintiffs seek cancellation or amendment of the investment advisory agreement with the Investment Adviser, actions to reform and improve the Company’s corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
On January 27, 2016, two stockholder derivative actions were filed on behalf of the Company in the Superior Court Judicial District of Stamford/Norwalk at Stamford, The first complaint is captioned John Durgerian v. Leonard M. Tannenbaum, et al. and names certain current and past officers and/or directors, consisting of Leonard Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison and Frank C. Meyer, and FSAM as defendants and the Company as the nominal defendant (collectively, the “Connecticut Action Defendants”). The second complaint is captioned Kamile Dahne v. Leonard M. Tannenbaum, et al., and names certain current and past officers and/or directors, consisting of the Connecticut Action Defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against the Company and others described in Note 16. The complaints allege that the Company’s board of directors approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct to make FSAM appear more attractive to potential investors before its initial public offering. The plaintiffs

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

seek actions to reform and improve the Company’s corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
On January 29, 2016, a putative stockholder class action lawsuit captioned James Craig v. Bernard D. Berman, et. al. was filed in the Court of Chancery of the State of Delaware. The complaint names certain current officers and/or directors, consisting of Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens and Douglas F. Ray, the Investment Adviser, FSAM, the Company and Fifth Street Holdings L.P. as defendants. The complaint alleges that the defendants breached their fiduciary duties to the Company’s stockholders by, among other things, perpetuating and failing to terminate the Company’s investment advisory agreement with Fifth Street Management LLC; seeking to have existing board members and management remain in place; and including certain disclosures in the Company’s proxy materials, including, among other things, the effect that termination of the investment advisory agreement would have on the Company’s debt obligations, business and operations. The complaint seeks, among other things, an injunction preventing the Company and its board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are made; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the investment advisory agreement and by acting to have the Company’s board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by the Company after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements.
The Company intends to defend itself vigorously against the allegations raised in these lawsuits.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of December 31, 2015. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with these lawsuits. To date, no amounts have been recorded in the consolidated financial statements related to these potential claims.
In connection with the matters described above, the Company has incurred professional fees of $5.8 million for the three months ended December 31, 2015. Certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. We cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.
Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $269.1 million and $305.3 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of December 31, 2015 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of December 31, 2015 and September 30, 2015 is shown in the table below:

	December 31, 2015	September 30, 2015
Yeti Acquisition, LLC	$40,000	$40,000
Senior Loan Fund JV 1, LLC	30,690	30,690
BMC Software Finance, Inc.	15,000	15,000
Lift Brands Holdings, Inc.	14,500	17,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Legalzoom.com, Inc.	8,815	8,815
Valet Merger Sub, Inc.	7,461	13,700
Refac Optical Group	6,400	6,400
InMotion Entertainment Group, LLC	6,319	6,308
BeyondTrust Software, Inc.	5,995	5,995
Integrated Petroleum Technologies, Inc.	5,397	5,397
My Alarm Center, LLC	5,300	2,068
Ameritox, Ltd	5,120	6,400
Discovery Practice Management, Inc.	5,005	6,347
EOS Fitness Opco Holdings, LLC	5,000	5,000

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Thing5, LLC	5,000	6,000
Trialcard Incorporated	4,900	4,900
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
First American Payment Systems, LP	4,417	4,225
TIBCO Software, Inc.	4,408	5,800
Metamorph US 3, LLC	3,675	3,675
All Metro Health Care Services, Inc.	3,300	3,300
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	1,820
Edmentum, Inc.	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
QuorumLabs, Inc.	2,500	2,500
Teaching Strategies, LLC	2,400	2,400
HealthDrive Corporation	2,134	734
ExamSoft Worldwide, Inc.	2,000	2,000
Phoenix Brands Merger Sub LLC	1,877	1,286
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,281	1,396
Webster Capital III, L.P. (limited partnership)	1,131	1,149
Edge Fitness, LLC	1,103	3,735
Riverside Fund V, LP (limited partnership interest)	1,024	1,047
Garretson Firm Resolution Group, Inc.	1,002	993
SPC Partners V, L.P. (limited partnership interest)	987	1,428
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	852	1,198
RP Crown Parent, LLC	777	9,868
RCP Direct II, LP (limited partnership interest)	754	754
TransTrade Operators, Inc.	694	1,559
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	628	924
Sterling Capital Partners IV, L.P. (limited partnership interest)	521	762
L Squared Capital Partners (limited partnership interest)	438	438
Riverside Fund IV, LP (limited partnership interest)	357	357
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	316	316
Milestone Partners IV, LP (limited partnership interest)	273	429
ACON Equity Partners III, LP (limited partnership interest)	266	318
Riverlake Equity Partners II, LP (limited partnership interest)	238	358
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
RCP Direct, LP (limited partnership interest)	188	188
Ansira Partners, Inc.	—	1,190
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
First Choice ER, LLC	—	9,451
Idera, Inc.	—	2,400
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
World 50, Inc.	—	3,000
Total	$269,058	$305,326

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2015 except as discussed below:
On January 20, 2016, the Company announced that the Investment Adviser has agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) has been reduced from 2% to 1.75%. The other commercial terms of the Company’s existing investment advisory arrangement with the Investment Adviser remain unchanged.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$656	$16,878	$136	$(7)	$17,007
LC Facility, 8.5% cash due 12/31/2016	33	1,444	2	(2)	1,444
746,114 Series A Preferred Units	506	19,414	506	(15)	19,905
746,114 Common Stock Units	—	5,930	—	(3,191)	2,739
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	210	8,713	1,009	(5)	9,717
First Lien Revolver, 8% cash due 5/31/2016	73	1,555	3,265	(1,100)	3,720
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	185	5,313	73	(1,090)	4,296
10,104,401 Common Units	—	9,500	—	(94)	9,406
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	733	47,824	11,537	(4,190)	55,171
2,058,411.64 Common Units	—	1,965	679	(323)	2,321
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	583	24,836	261	(287)	24,810
4,293,756 Common Units	—	2,773	—	(1,079)	1,694
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	270	13,066	270	(52)	13,284
First Lien Term Loan B, 8.1% PIK due 8/1/2016	75	3,574	75	(15)	3,634
First Lien Revolver, 8% cash due 8/1/2016	60	2,847	2	(936)	1,913
4,100,000 Class A Common Units	—	5,464	561	—	6,025
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	2,720	128,917	—	(3,717)	125,200
87.5% equity interest	1,750	12,205	—	(5,557)	6,648
Miche Group, LLC					—
First Lien Revolver, 8% cash due 12/18/2016	50	2,500	—	—	2,500
100 units in FSFC Miche, Inc.	—	4,175	200	(282)	4,093
Total Control Investments	$7,904	$318,893	$18,576	$(21,942)	$315,527
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$287	$9,389	$48	$(208)	$9,229
1,080,399 shares of Series A Preferred Stock	—	4,213	—	(2)	4,211
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	982	26,240	186	(1,500)	24,926
4,668,788 shares of Preferred Stock	—	764	653	—	1,417
Total Affiliate Investments	$1,269	$40,606	$887	$(1,710)	$39,783
Total Control & Affiliate Investments	$9,173	$359,499	$19,463	$(23,652)	$355,310

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the year an investment was included in the Control or Affiliate categories.

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

(6)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2014

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at December 31, 2014
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$676	$14,905	$217	$(125)	$14,997
LC Facility, 8.5% cash due 12/31/2016	36	—	2	(2)	—
746,114 Series A Preferred Units	449	17,564	449	—	18,013
746,114 Common Stock Units	—	6,113	—	(1,019)	5,094
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	6	11,109	407	(2,651)	8,865
First Lien Revolver, 8% cash due 5/31/2016	22	—	475	(218)	257
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	2,588	96,935	618	(1,741)	95,812
875,933 Class A Units	—	31,786	—	(4,275)	27,511
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	578	16,556	213	(1,644)	15,125
10,104,401 Common Units	—	10,328	1,531	—	11,859
First Star Speir Aviation 1 Limited (7)
First Lien Term Loan, 9% cash due 12/15/2015	1,552	61,155	821	(13,106)	48,870
2,058,411.64 Common Units	—	3,572	901	—	4,473
First Star Bermuda Aviation Limited (7)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,155	35,606	363	(10,741)	25,228
4,293,736 Common Units	—	5,839	—	(370)	5,469
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	249	11,924	249	(46)	12,127
First Lien Term Loan B, 8.1% PIK due 8/1/2016	69	3,262	68	(13)	3,317
First Lien Revolver, 8% cash due 8/1/2016	59	2,847	2	(2)	2,847
4,100,000 Class A Common Units	—	5,738	57	—	5,795
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	2,301	53,984	7,847	—	61,831
87.5% equity interest (5)	—	5,649	860	(1,754)	4,755
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	50	—	500	—	500
100 units in FSFC Miche, Inc.	—	—	5,306	—	5,306
Total Control Investments	$9,790	$394,872	$22,886	$(39,707)	$378,051
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	281	9,062	47	(93)	9,016
1,080,399 shares of Series A Preferred Stock	—	3,805	130	—	3,935
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	23	1,222	7	(466)	763
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	1,020	26,032	181	—	26,213
4,668,788 shares of Preferred Stock	—	643	—	(180)	463
Total Affiliate Investments	$1,324	$40,764	$365	$(739)	$40,390
Total Control & Affiliate Investments	$11,114	$435,636	$23,251	$(40,446)	$418,441

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

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

(6)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(7)
As discussed in Note 2, the Company revised previously filed amounts related to First Star holding companies that should have been historically consolidated with the respective operating entities and treated as equity investments of those operating entities. As a result, interest income and PIK income increased by $2.6 million and $0.4 million as compared to previously filed amounts, respectively, partially offset by an increase of $1.3 million to dividend income for the three months ended December 31, 2014.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and dividend projections;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2015 and elsewhere in this quarterly report on Form 10-Q for the quarter ended December 31, 2015. Other factors that could cause actual results to differ materially include:

•	changes in the economy and the financial markets;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies, small business investment companies, or SBICs, or regulated investment companies, or RICs; and

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
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company under the Investment Company Act of 1940 ("1940 Act"). We have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
Our investment objective is to produce current income from investing primarily in small and middle-market companies in the form of senior secured loans and subordinated debt investments. To a lesser extent, we also make equity investments in connection with certain debt transactions. Our investments are generally made in connection with investments by private equity sponsors.
We are externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded, leading alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC ("FSC CT"), a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for us to operate.

Critical Accounting Policies

Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 946, Financial Services-Investment Company, or ASC 946.
Investment Valuation
We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We value our investments in accordance with FASB ASC 820 Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Generally, it is expected that all of our investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our Investment Adviser's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of our senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Our Investment Adviser evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of these events could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, we value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, but not limited to, the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by our Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management and capital markets teams;

•Preliminary valuations are then reviewed and discussed with principals of our Investment Adviser;

•
Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to our Investment Adviser and the Audit Committee of our Board of Directors;

•
The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee of our Board of Directors;

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser, and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.
The fair value of our investments at December 31, 2015 and September 30, 2015 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2015, 77.1% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
For the quarter ended September 30, 2015	88.3%
For the quarter ended December 31, 2015	77.1%
As of December 31, 2015 and September 30, 2015, approximately 94.8% and 92.9%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, we sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When we receive nominal cost equity, we allocate its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of December 31, 2015, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2015, we had structured $2.9 million in aggregate exit fees across four portfolio investments upon the future exit of those investments.
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
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income," "— We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive" and "— Our incentive fee may induce our Investment Adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2015.
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $53.4 million, or 2.3%, of the fair value of our portfolio of investments as of December 31, 2015 and $50.7 million, or 2.1%, as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to six years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk- adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2015	September 30, 2015
Cost:
Senior secured debt	79.68%	78.54%
Subordinated debt	9.72	10.90
Subordinated notes of SLF JV I	5.22	5.25
LLC equity interests of SLF JV I	0.58	0.58
Purchased equity	3.63	3.64
Equity grants	0.18	0.18
Limited partnership interests	0.99	0.91
Total	100.00%	100.00%

	December 31, 2015	September 30, 2015
Fair value:
Senior secured debt	80.51%	78.80%
Subordinated debt	7.98	9.58
Subordinated notes of SLF JV I	5.38	5.37
LLC equity interests of SLF JV I	0.29	0.51
Purchased equity	4.35	4.42
Equity grants	0.44	0.41
Limited partnership interests	1.05	0.91
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2015	September 30, 2015
Cost:
Healthcare services	16.21%	20.76%
Internet software & services	15.40	11.84
Advertising	7.18	5.85
Multi-sector holdings	6.40	6.36
Healthcare equipment	4.58	2.86
Airlines	3.91	3.62
Education services	3.66	4.45
Integrated telecommunication services	3.49	3.55
Diversified support services	3.41	3.44
Data processing & outsourced services	3.20	3.25
Environmental & facilities services	2.71	3.21
Oil & gas equipment services	2.55	2.57
Pharmaceuticals	2.48	2.49
Application software	2.35	2.00
IT consulting & other services	2.08	2.08
Specialty stores	1.94	2.37
Industrial machinery	1.90	1.91
Construction & engineering	1.63	1.62
Leisure facilities	1.53	1.34
Household products	1.42	1.47
Research & consulting services	1.42	2.00
Leisure products	1.37	1.39
Air freight and logistics	1.24	1.12
Consumer electronics	1.04	1.06
Home improvement retail	1.00	1.06
Apparel, accessories & luxury goods	0.97	0.96
Security & alarm services	0.90	0.90
Food distributors	0.72	0.72
Auto parts & equipment	0.66	0.67
Specialized consumer services	0.66	0.67
Other diversified financial services	0.62	0.63
Food retail	0.44	0.44
Thrift & mortgage finance	0.39	0.39
Healthcare technology	0.32	0.32
Specialty chemicals	0.22	—
Human resources & employment services	—	0.63
Total	100.00%	100.00%

	December 31, 2015	September 30, 2015
Fair value:
Healthcare services	15.48%	21.29%
Internet software & services	15.16	11.51
Advertising	7.59	6.05
Multi-sector holdings	6.30	6.39
Healthcare equipment	4.86	2.94
Airlines	4.20	3.84
Integrated telecommunication services	3.68	3.64
Diversified support services	3.62	3.53
Education services	3.36	4.08
Data processing & outsourced services	3.21	3.21
Environmental & facilities services	2.90	3.31
Pharmaceuticals	2.65	2.60
Application software	2.64	2.25
IT consulting & other services	2.16	2.11
Industrial machinery	2.11	2.15
Leisure products	2.06	1.88
Specialty stores	2.02	2.41
Construction & engineering	1.77	1.82
Leisure facilities	1.69	1.44
Oil & gas equipment services	1.68	1.76
Research & consulting services	1.50	2.06
Home improvement retail	1.13	1.12
Consumer electronics	1.08	1.08
Security & alarm services	0.94	0.92
Apparel, accessories & luxury goods	0.90	0.93
Auto parts & equipment	0.78	0.77
Food distributors	0.77	0.75
Specialized consumer services	0.70	0.69
Other diversified financial services	0.67	0.66
Air freight and logistics	0.58	0.43
Food retail	0.47	0.46
Thrift & mortgage finance	0.41	0.40
Household products	0.39	0.53
Healthcare technology	0.33	0.32
Specialty chemicals	0.21	—
Human resources & employment services	—	0.67
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2015 and September 30, 2015:

Investment Ranking	December 31, 2015				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$68,354	2.94%	0.96		$215,095	8.95%	1.85
2	2,117,226	91.03	4.85		2,040,006	84.91	4.94
3	35,388	1.52	5.08		122,128	5.08	5.54
4	104,791	4.51	NM	(1)	25,266	1.06	NM	(1)
Total	$2,325,759	100.00%	4.71		$2,402,495	100.00%	4.60
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2015, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2015, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investment on which we had stopped accruing cash and/or PIK interest or OID income. As of December 31, 2014, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2015, September 30, 2015 and December 31, 2014 were as follows:

	December 31, 2015				September 30, 2015				December 31, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,136,516	90.79%	$2,083,424	95.42%	$2,226,334	95.08%	$2,206,418	97.97%	$2,523,714	95.97%	$2,505,354	97.67%
PIK non-accrual	66,579	2.83	17,404	0.80	66,579	2.84	28,145	1.25	105,878	4.03	59,883	2.33
Cash non-accrual(1)	150,194	6.38	82,637	3.78	48,694	2.08	17,600	0.78	—	—	—	—
Total	$2,353,289	100.00%	$2,183,465	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,629,592	100.00%	$2,565,237	100.00%
 ___________________

(1)	Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2015, September 30, 2015 and December 31, 2014 was as follows:

	December 31, 2015	September 30, 2015	December 31, 2014
TransTrade Operators, Inc.	—	—	PIK non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
JTC Education, Inc. - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three months ended December 31, 2015 and December 31, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended December 31, 2015 (1)	Three months ended December 31, 2014 (1)
Cash interest income	$3,670	$—
PIK interest income	2,528	3,239
OID income	6,960	583
Total	$13,158	$3,822
  __________________

(1)	Income non-accrual amounts for the period may include amounts for investments that were no longer held at the end of the period.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form Senior Loan Fund JC I, LLC, or SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of December 31, 2015 and September 30, 2015, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
On June 30, 2014, SLF JV I closed on a $200.0 million credit facility with Deutsche Bank AG, New York Branch. The facility has a maturity date of July 1, 2019 and borrowings under the facility bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.25% per annum. $151.1 million and $188.6 million was outstanding under this facility as of December 31, 2015 and September 30, 2015, respectively.
On July 7, 2015, SLF JV I closed on a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, bringing SLF JV I’s total debt capacity to $400.0 million.  The facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $46.5 million and $53.0 million, respectively, was outstanding under this facility as of December 31, 2015 and September 30, 2015.
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

As of December 31, 2015 and September 30, 2015, SLF JV I had total assets of $360.4 million and $419.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $6.6 million and subordinated notes of $125.2 million, at fair value as of December 31, 2015. As of September 30, 2015, our investment consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 32 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2015 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of December 31, 2015 and September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $164.9 million was funded as of December 31, 2015 and September 30, 2015 relating to these commitments, of which $144.3 million was from us. As of December 31, 2015 and September 30, 2015, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $27.6 million was unfunded. As of December 31, 2015 and September 30, 2015, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $3.1 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Senior secured loans (1)	$342,407	$395,193
Weighted average interest rate on senior secured loans (2)	7.87%	7.99%
Number of borrowers in SLF JV I	32	34
Largest loan exposure to a single borrower (1)	$28,971	$30,000
Total of five largest loan exposures to borrowers (1)	$107,583	$118,584
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Loan Portfolio as of December 31, 2015

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$9,363	$9,328	$9,127
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,734	8,759	8,576
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,310	12,101
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,925	9,839	9,769
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,325	3,289	3,155
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,900	9,744	9,261
Total Compuware Corporation					13,225	13,033	12,416
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,567	2,561	2,554
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,461	4,507	4,417
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,898	9,962	9,617
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,417
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,800	19,444	18,878
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,107	6,078	6,030
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,875	9,677	9,826
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,750	9,776	9,322
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,750	9,606	9,416

Total InMotion Entertainment Group, LLC					19,500	19,382	18,738
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,124	9,124	7,457
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	9,925	9,705	9,709
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,427	19,391	18,872
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	12,001	11,991	11,925
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	12,188	12,030	11,891
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,656	4,563	4,617
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,500	6,437	6,348
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,755	12,764	12,496
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,687	19,663	19,687
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	9,410	9,316	9,291
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,784	4,548	4,359
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,260	5,135	5,220
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,952
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,604	13,484	13,241
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,875	9,679	9,529
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,900	4,900	4,631
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,700	2,675	2,687
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,346	20,316	20,320
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,629	8,587
Total Yeti Acquisition, LLC					28,971	28,945	28,907
Shoes For Crews, LLC	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,500	4,455	4,466
					$342,407	$339,748	$325,751
__________________
(1) Represents the current interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2015 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at December 31, 2015.
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
(5) This investment is on cash non-accrual status as of December 31, 2015.

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
 ___________________
(1) Represents the current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.

(2) Represents the fair value determined utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment was held by both us and SLF JV I at September 30, 2015.
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

The amortized cost and fair value of the subordinated notes held by us was $129.9 million and $125.2 million, respectively, as of December 31, 2015 and $129.9 million and $128.9 million at amortized cost and fair value, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $2.7 million and $1.2 million on our investments in these notes for the three months ended December 31, 2015 and December 31, 2014, respectively. The cost and fair value of the LLC equity interests held by us was $14.4 million and $6.6 million, respectively, as of December 31, 2015, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. We earned dividend income of $1.8 million and $1.1 million, respectively, for the three months ended December 31, 2015 and December 31, 2014 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent there is residual income to be distributed on a quarterly basis. The total investment income earned on SLF JV I represented a 13.0% and 15.4% weighted average annualized return on our total investment as of December 31, 2015 and September 30, 2015, respectively.
Below is certain summarized financial information for SLF JV I as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and December 31, 2014:

	December 31, 2015	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2015: $339,748; cost September 30, 2015: $392,978)	$325,751	$389,717
Receivables from secured financing arrangements at fair value (cost December 31, 2015: $10,019; cost September 30, 2015: $10,021)	9,530	9,723
Cash and cash equivalents	13,438	7,354
Restricted cash	6,696	6,126
Other assets	4,967	6,033
Total assets	$360,382	$418,953

Senior credit facilities payable	$197,686	$241,572
Payables from unsettled transactions	4,455	7,745
Subordinated notes payable at fair value (proceeds December 31, 2015: $148,433 and September 30, 2015: $148,433)	143,086	147,334
Other liabilities	7,546	8,361
Total liabilities	$352,773	$405,012
Members' equity	7,609	13,941
Total liabilities and members' equity	$360,382	$418,953

(numbers in thousands)	Three months ended December 31, 2015	Three months ended December 31, 2014
Selected Statements of Operations Information:
Interest income	$7,728	$3,709
Other income	345	400
Total investment income	8,073	4,109
Interest expense	4,908	2,413
Other expenses	131	26
Total expenses (1)	5,039	2,439
Net unrealized depreciation	(6,892)	(2,267)
Net realized loss	—	(205)
Net loss	$(3,858)	$(802)

 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended December 31, 2015, we sold $9.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $9.3 million cash consideration. We recognized a $0.1 million realized loss on these transactions.
During the three months ended December 31, 2014, we sold $89.8 million of senior secured debt investments ($54.9 million of which was unsettled at December 31, 2014) and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $99.8 million cash consideration. The Company recognized a $0.05 million realized loss on these transactions.
Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). We assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s staff Accounting Bulletin (“SAB”) No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three months ended December 31, 2014, which are included in the revised three months ended December 31, 2014 financial information. These errors did not impact the financial information for three months ended December 31, 2015. See Note 2 to the Consolidated Financial Statements for the total immaterial revisions for the three months ended December 31, 2014.
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
Comparison of Three months ended December 31, 2015 and December 31, 2014
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income. Fee income consists of the monthly servicing fees, advisory fees, structuring fees, exit fees and prepayment fees that we receive in connection with its debt investments. These fees are recognized as earned. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the three months ended December 31, 2015 and December 31, 2014 was $65.1 million and $65.3 million, respectively. For the three months ended December 31, 2015, this amount primarily consisted of $54.5 million of interest income from portfolio investments (which included $3.3 million of PIK interest) and $8.8 million of fee income. For the three months ended December 31, 2014, this amount primarily consisted of $58.0 million of interest income from portfolio investments (which included $4.0 million of PIK interest) and $4.6 million of fee income.
Total investment income for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014 remained relatively unchanged due to an increase in fee income primarily driven by prepayment fees received in the quarter, offset by lower interest income due to a decrease in the size of our investment portfolio.

Expenses
Net expenses (expenses net of base management fee waivers) for the three months ended December 31, 2015 and December 31, 2014 were $38.5 million and $38.9 million, respectively. Net expenses decreased for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, by $0.4 million, due primarily to a $2.9 million decrease in incentive fees, which was attributable to a 8.2% decrease in pre-incentive fee net investment income for the year-over-year period, and a $2.4 million decrease in base management fees, which was due to a 16.8% decrease in our total assets for the year-over-year period. The decrease in fees paid to our investment adviser was partially offset by a $5.8 million increase in professional fees, related to the pending FSC litigation and year end audit and, to a lesser extent, preparation for our annual meeting.
Net Investment Income
As a result of the $0.2 million decrease in total investment income and the $0.4 million decrease in net expenses, net investment income for the year ended December 31, 2015 increased by $0.2 million, or 0.7%, compared to the three months ended December 31, 2014.
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
During the three months ended December 31, 2015, we recorded investment realization events, including the following:

•
In October 2015, we received a cash payment of $23.3 million from Affordable Care, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2015, we received a cash payment of $15.1 million from CoAdvantage Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction. We also received an additional $1.3 million in connection with the sale of its equity investment, realizing a gain of $0.7 million;

•
In October 2015, we received a cash payment of $119.0 million from First Choice ER, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In October 2015, we received a cash payment of $33.3 million from DigiCert, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In October 2015, we received a cash payment of $7.4 million from Idera, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2015, we received a cash payment of $13.9 million from EducationDynamics, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In December 2015, we received a cash payment of $14.2 million from World 50, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2015, we received payments of $96.5 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized gain of $0.7 million on these transactions.

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

•
In December 2014, we received a cash payment of $12.0 million from CT Technologies Intermediate Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the three months ended December 31, 2014, we received payments of $178.7 million in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded a net realized gain of $1.5 million on these transactions.

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three months ended December 31, 2015, we recorded net unrealized depreciation on investments and secured borrowings of $90.8 million. This consisted of $79.0 million of net unrealized depreciation on debt investments, $9.7 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $0.2 million of net unrealized depreciation on secured borrowings. For the three months ended December 31, 2015, approximately 40% of our portfolio losses were due to broader market fluctuations, including spread widening, with the remainder due to credit deterioration in a small number of investments.
During the three months ended December 31, 2014, we recorded net unrealized depreciation on investments and secured borrowings of $38.5 million. This consisted of $49.0 million of net unrealized depreciation on debt investments and $2.9 million of net unrealized depreciation on equity investments, offset by $13.1 million of net reclassifications to realized loss on debt and equity investments (resulting in unrealized appreciation) and $0.3 million of net unrealized depreciation on secured borrowings.

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
For the three months ended December 31, 2015, we experienced a net decrease in cash and cash equivalents of $55.8 million. During that period, we received $15.1 million of net cash from operating activities, primarily from $343.4 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $26.6 million of net investment income, partially offset by funding $351.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $70.9 million, primarily consisting of $42.0 million of net borrowings under our credit facilities, $25.2 million of cash distributions paid to our stockholders, $1.8 million of repayments of secured borrowings and $1.8 million of repurchases of common stock under our DRIP.
For the three months ended December 31, 2014, we experienced a net decrease in cash and cash equivalents of $22.5 million. During that period, we used $218.3 million of net cash in operating activities, primarily for the funding of $709.0 million of investments and net revolvers, partially offset by $436.9 million of principal payments, PIK payments and sale proceeds received and cash activities related to $26.4 million of net investment income. During the same period, net cash provided by financing activities was $195.8 million, primarily consisting of $300.1 million of net borrowings under our credit facilities, partially offset by $40.1 million of cash distributions paid, $62.1 million of repayments of secured borrowings and $2.1 million of repurchases of common stock under our DRIP.
As of December 31, 2015, we had $95.2 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.3 billion, $15.6 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $385.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.4 million of unsecured notes payable, $19.2 million of secured borrowings and unfunded commitments of $269.1 million.
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
In addition, we intend to distribute between 90% and 100% of our taxable income as dividends to our stockholders each taxable year in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the small business administration from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of December 31, 2015, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we expect to repay in full our Convertible Notes on or before their maturity date of April 1, 2016. In order to fund this repayment, we may utilize other sources of leverage, including borrowings on our revolving credit facilities or the issuance of public debt securities.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06
November 30, 2015	February 12, 2016	February 26, 2016	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through December 31, 2015:

Date	Transaction	Shares	Public Offering Price Per Share	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their option to purchase additional shares.
On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as our management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. We expect to finance any stock repurchases with existing cash balances or by incurring leverage. During the three months ended December 31, 2015 and December 31, 2014, we did not repurchase any shares of our common stock, however, we intend to repurchase shares of our common stock during the three months ended March 31, 2016.
Borrowings
SBIC Subsidiaries
Through wholly-owned subsidiaries, we sought and obtained two licenses from the SBA to operate SBIC subsidiaries. Specifically, on February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P., or FSMP V, received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.
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
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million of debentures when they have at least $175 million in regulatory capital.
As of December 31, 2015, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $135.3 million, as compared to $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of December 31, 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $63.0 million, as compared to $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804

As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of December 31, 2015.
For the three months ended December 31, 2015 and December 31, 2014, we recorded aggregate interest expense of $2.3 million and $2.4 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $175 million more than we would otherwise be able to absent the receipt of this exemptive relief.
ING Facility
On May 27, 2010, we entered into a secured syndicated revolving credit facility, or as subsequently amended, the ING facility, pursuant to a Senior Secured Revolving Credit Agreement, or ING Credit Agreement, with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility allows us to request letters of credit from ING Capital LLC, as the issuing bank.
As of December 31, 2015, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., or Holdings, and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, or Fund of Funds, subject to certain exclusions for, among other things, equity interests in our SBIC subsidiaries and equity interests in Fifth Street Funding II, LLC (which is defined and discussed below) as further set forth in a Guarantee, Pledge and Security Agreement, ING Security Agreement, entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and us. Fund of Funds and Holdings were formed to hold certain of our portfolio companies for tax purposes and have no other operations. None of our SBIC subsidiaries, Funding or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. As of December 31, 2015, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2015, we had $341.5 million of borrowings outstanding under the ING facility, which had a fair value of $341.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.636% for the three months ended December 31, 2015. For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $3.3 million and $2.9 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a Loan and Servicing Agreement, or Sumitomo Agreement, as amended from time to time, with respect to a seven-year credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of December 31, 2015, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of December 31, 2015, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of December 31, 2015, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.273% for the year ended December 31, 2015. For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $0.4 million and $0.5 million, respectively, related to the Sumitomo facility.
As of December 31, 2015, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$1,034 million	$1,353 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.42:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.05:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-K for the year ended September 30, 2015. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended December 31, 2015.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2015.
The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of December 31, 2015):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million					LIBOR (4) + 2.25%
	11/12/2015	Expanded credit facility	710 million	0.1 million	$710 million		$341 million	$369 million	LIBOR (4) + 2.25%
SBA	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—					LIBOR (3) + 2.25%
	8/17/2015	Amended credit facility	125 million	0.4 million	62 million	(1)	44 million	18 million	LIBOR (3) + 2%/2.25% (5)
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option

(5)	LIBOR +2.0% when the facility is drawn more than 35%. Otherwise, LIBOR +2.25%
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes mature on April 1, 2016, or Maturity Date, unless previously converted or repurchased in accordance with their terms. The Convertible Notes bear interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
Prior to the close of business on the business day immediately preceding January 1, 2016, holders could convert their Convertible Notes only under certain circumstances set forth in the Indenture, such as during specified periods when our shares of common stock trade at more than 110% of the then applicable conversion price or the Convertible Notes trade at less than 98% of their conversion value. On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders may convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was initially, and currently is, 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. Based on the current conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at December 31, 2015 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion are not subject to registration rights.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Convertible Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the Indenture. During the three months ended December 31, 2015, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $1.7 million and $1.7 million, respectively, related to the Convertible Notes.
As of December 31, 2015, there were $115.0 million Convertible Notes outstanding, which had a fair value of $114.9 million.
2019 Notes
On February 26, 2014, we issued $250.0 million in aggregate principal amount of our 4.875% unsecured notes due 2019, or, the 2019 Notes, for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million. The original issue discount on these notes is amortized on a straight-line basis over the term of the notes.
The 2019 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the supplemental indenture, dated February 26, 2014, or collectively, the 2019 Notes Indenture, between us and the Trustee. The 2019 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2019 Notes. The 2019 Notes rank equally in right of payment with all of our existing and future liabilities that are not so subordinated. The 2019 Notes effectively rank junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2019 Notes rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1, at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at our option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended December 31, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $3.3 million and $3.5 million, respectively, related to the 2019 Notes.
As of December 31, 2015, there were $249.1 million of 2019 Notes outstanding, which had a fair value of $248.9 million.
2024 Notes
On October 18, 2012, we issued $75.0 million in aggregate principal amount of our 5.875% 2024 Notes, or the 2024 Notes, for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.

The 2024 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the first supplemental indenture, dated October 18, 2012, or collectively, the 2024 Notes Indenture, between us and the Trustee. The 2024 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the year ended December 31, 2015, we did not repurchase any of the 2024 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $1.2 million and $1.2 million, respectively, related to the 2024 Notes.
As of December 31, 2015, there were $75.0 million 2024 Notes outstanding, which had a fair value of $71.3 million.
2028 Notes
In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% unsecured notes due 2028, or the 2028 Notes, for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million. The proceeds included the underwriters' full exercise of their overallotment option.
The 2028 Notes were issued pursuant to an indenture, dated April 30, 2012, as supplemented by the second supplemental indenture, dated April 4, 2013, or collectively, the 2028 Notes Indenture, between us and the Trustee. The 2028 Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended December 31, 2015 and December 31, 2014, we did not repurchase any of the 2028 Notes in the open market.
For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $1.4 million and $1.4 million, respectively, related to the 2028 Notes.

As of December 31, 2015, there were $86.3 million 2028 Notes outstanding, which had a fair value of $82.0 million.
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
As of December 31, 2015, secured borrowings at fair value totaled $19.2 million and the fair value of the loan that is associated with these secured borrowings was $52.4 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2015 and December 31, 2014, there were $1.8 million and $62.1 million of repayments on secured borrowings, respectively.
For the three months ended December 31, 2015 and December 31, 2014, we recorded interest expense of $0.4 million and $0.5 million, respectively, related to the secured borrowings.
As of December 31, 2015, there were $20.0 million of secured borrowings outstanding, which had a fair value of $19.2 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015, our only off-balance sheet arrangements consisted of $269.1 million of unfunded commitments, which was comprised of $229.0 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $9.4 million related to unfunded limited partnership interests. As of September 30, 2015, our only off-balance sheet arrangements consisted of $305.3 million, which was comprised of $260.2 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of December 31, 2015.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of December 31, 2015 and September 30, 2015 is shown in the table below:

	December 31, 2015	September 30, 2015
Yeti Acquisition, LLC	$40,000	$40,000
Senior Loan Fund JV 1, LLC	30,690	30,690
BMC Software Finance, Inc.	15,000	15,000
Lift Brands Holdings, Inc.	14,500	17,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Legalzoom.com, Inc.	8,815	8,815
Valet Merger Sub, Inc.	7,461	13,700
Refac Optical Group	6,400	6,400
InMotion Entertainment Group, LLC	6,319	6,308
BeyondTrust Software, Inc.	5,995	5,995
Integrated Petroleum Technologies, Inc.	5,397	5,397
My Alarm Center, LLC	5,300	2,068
Ameritox, Ltd	5,120	6,400
Discovery Practice Management, Inc.	5,005	6,347
EOS Fitness Opco Holdings, LLC	5,000	5,000
Integral Development Corporation	5,000	5,000
OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Thing5, LLC	5,000	6,000

Trialcard Incorporated	4,900	4,900
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
First American Payment Systems, LP	4,417	4,225
TIBCO Software, Inc.	4,408	5,800
Metamorph US 3, LLC	3,675	3,675
All Metro Health Care Services, Inc.	3,300	3,300
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	1,820
Edmentum, Inc.	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
QuorumLabs, Inc.	2,500	2,500
Teaching Strategies, LLC	2,400	2,400
HealthDrive Corporation	2,134	734
ExamSoft Worldwide, Inc.	2,000	2,000
Phoenix Brands Merger Sub LLC	1,877	1,286
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,281	1,396
Webster Capital III, L.P. (limited partnership)	1,131	1,149
Edge Fitness, LLC	1,103	3,735
Riverside Fund V, LP (limited partnership interest)	1,024	1,047
Garretson Firm Resolution Group, Inc.	1,002	993
SPC Partners V, L.P. (limited partnership interest)	987	1,428
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	852	1,198
RP Crown Parent, LLC	777	9,868
RCP Direct II, LP (limited partnership interest)	754	754
TransTrade Operators, Inc.	694	1,559
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	628	924
Sterling Capital Partners IV, L.P. (limited partnership interest)	521	762
L Squared Capital Partners (limited partnership interest)	438	438
Riverside Fund IV, LP (limited partnership interest)	357	357
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	316	316
Milestone Partners IV, LP (limited partnership interest)	273	429
ACON Equity Partners III, LP (limited partnership interest)	266	318
Riverlake Equity Partners II, LP (limited partnership interest)	238	358
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
RCP Direct, LP (limited partnership interest)	188	188
Ansira Partners, Inc.	—	1,190
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
First Choice ER, LLC	—	9,451
Idera, Inc.	—	2,400
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
World 50, Inc.	—	3,000
Total	$269,058	$305,326

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of December 31, 2015	Weighted average debt outstanding for the three months ended December 31, 2015	Maximum debt outstanding for the three months ended December 31, 2015
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	383,495	341,500	381,191	483,495
Sumitomo facility	43,800	43,800	43,800	43,800
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	249,100	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	21,787	19,975	21,197	21,787
Total debt	$1,200,332	$1,155,625	$1,197,438
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2015
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	55,577	8,887	17,725	17,749	11,216
ING facility	341,495	—	341,495	—	—
Interest due on ING facility	26,253	8,751	17,502	—	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,869	1,027	2,054	2,054	734
Convertible Notes	115,000	115,000	—	—	—
Interest due on Convertible Notes	1,558	1,558	—	—	—
Secured borrowings	19,975	—	19,975	—	—
Interest due on secured borrowings	2,222	999	1,223	—	—
2019 Notes	250,000	—	—	250,000	—
Interest due on 2019 Notes	38,599	12,188	24,375	2,036	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	38,944	4,406	8,813	8,813	16,912
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	65,188	5,283	10,566	10,566	38,773
Total	$1,390,730	$158,099	$443,728	$291,218	$497,685
Regulated Investment Company Status and Distributions
We elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of taxable income derived from the current taxable year or the distribution of taxable income derived from the prior taxable year carried forward into and distributed in the current taxable year. Distributions also may include returns of capital.
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and do not expect to incur a U.S. federal excise tax for the calendar year 2015. We may incur a federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Sumitomo facility could, under certain circumstances, restrict Funding and Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
A RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations regarding the aggregate amount of cash to be distributed to all stockholders. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these guidelines.
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman, Dimitrov, Owens and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Fifth Street Asset Management Inc. Pursuant to the investment advisory agreement, as of December 31, 2015, fees payable to our Investment Adviser equaled (a) a base management fee of 2.0% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2015 and December 31, 2014, we incurred fees of $15.9 million and $20.7 million, respectively, under the investment advisory agreement.
On July 14, 2015, we announced that our Investment Adviser voluntarily agreed to a revised base management fee arrangement, or the Revised Management Fee, for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017, or the Waiver Period.
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us our Investment Adviser during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that our Investment Adviser will agree to waive management or incentive fees in any future period. The Revised Management

Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The "Baseline NAV Percentage" is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the "Baseline NAV"), by the net asset value at the beginning of the fiscal quarter for which the fee is being calculated (the "New NAV"). The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Revised Management Fee modifies the base management fee payable to our Investment Adviser pursuant to our investment advisory agreement with our Investment Adviser and results in a blended annual base management fee rate that will not be less than 1%, or greater than 2%.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which we issue or sell shares of our common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 2%.  Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2015 and December 31, 2014, we incurred expenses of $1.5 million and $2.5 million, respectively, under the administration agreement.
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
Recent Developments
On January 20, 2016, we announced that our Investment Adviser has agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) has been reduced from 2% to 1.75%. The other commercial terms of our existing investment advisory arrangement with our Investment Adviser remain unchanged.
On February 8, 2016, our Board of Directors declared the following distributions:

•	$0.06 per share, payable on March 31, 2016 to stockholders of record on March 15, 2016;

•	$0.06 per share, payable on April 29, 2016 to stockholders of record on April 15, 2016; and

•	$0.06 per share, payable on May 31, 2016 to stockholders of record on May 13, 2016.
For a discussion of the developments in the litigation to which we are a party, see Part II - Other Information - Item 1. Legal Proceedings.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates. In addition, our investments are carried at fair value as determined in good faith by our Board of Directors in accordance with the 1940 Act. Our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments.
As of December 31, 2015, 78.7% of our debt investment portfolio (at fair value) and 77.4% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2015 and September 30, 2015 was as follows:

	December 31, 2015		September 30, 2015
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$239,090	13.92%	$220,165	12.62%
1% to under 2%	1,464,889	85.29	1,511,195	86.59
2% to under 3%	—	—	—	—
3% and over	13,606	0.79	13,776	0.79
Total	$1,717,585	100.00%	$1,745,136	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$72,100	$(19,700)	$52,400
400	55,600	(15,800)	39,800
300	39,100	(11,800)	27,300
200	22,700	(7,800)	14,900
100	6,600	(3,900)	2,700

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$95,215	$—	$143,484	$—
Prime rate	15,006	—	2,076	6,000
LIBOR
30 day	43,843	385,295	52,661	421,295
90 day	1,829,839	19,975	1,797,527	21,787
Fixed rate	543,820	751,250	561,906	751,250
Total	$2,527,723	$1,156,520	$2,557,654	$1,200,332

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to out of period adjustments and revisions to prior period financial information. This material weakness remained as of December 31, 2015 primarily because the remediation actions described below remain in process.
Remediation of Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness described above, we have initiated a number of actions including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2016. However, we cannot assure you that the steps we have taken and continue to take will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
On December 4, 2015, a putative stockholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795, was filed on behalf of us in the United States District Court for the District of Connecticut. The complaint names certain current and past officers and/or directors, consisting of Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli and Frank C. Meyer, and FSAM as defendants and us as the nominal defendant (collectively, the “Derivative Action Defendants”). On December 31, 2015, a second putative stockholder derivative action captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3-15:cv-01889 was filed on behalf of us in the United States District Court for the District of Connecticut. The complaint names certain current and past officers and/or directors, consisting of the Derivative Action Defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against us and others described in the preceding paragraphs. The complaints allege that our board of directors approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct to make FSAM appear more attractive to potential investors before its initial public offering. The plaintiffs seek cancelation or amendment of the investment advisory agreement with the Investment Adviser, actions to reform and improve our corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
On January 27, 2016, two stockholder derivative actions were filed on behalf of us in the Superior Court Judicial District of Stamford/Norwalk at Stamford, The first complaint is captioned John Durgerian v. Leonard M. Tannenbaum, et al. and names certain current and past officers and/or directors, consisting of Leonard Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison and Frank C. Meyer, and FSAM as defendants and us as the nominal defendant (collectively, the “Connecticut Action Defendants”). The second complaint is captioned Kamile Dahne v. Leonard M. Tannenbaum, et al., and names certain current and past officers and/or directors, consisting of the Connecticut Action Defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against us and others described in Note 16. The complaints allege that our board of directors approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct to make FSAM appear more attractive to potential investors before its initial public offering. The plaintiffs seek actions to reform and improve our corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
On January 29, 2016, a putative stockholder class action lawsuit captioned James Craig v. Bernard D. Berman, et. al. was filed in the Court of Chancery of the State of Delaware. The complaint names certain current officers and/or directors, consisting of Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens and Douglas F. Ray, the Investment Adviser, FSAM, us and Fifth Street Holdings L.P. as defendants. The complaint alleges that the defendants breached their fiduciary duties to our stockholders by, among other things, perpetuating and failing to terminate the investment advisory agreement with Fifth Street Management LLC;

seeking to have existing board members and management remain in place; and including certain disclosures in our proxy materials, including, among other things, the effect that termination of the investment advisory agreement would have on our debt obligations, business, and operations. The complaint seeks, among other things, an injunction preventing us and our board of directors from soliciting proxies for the 2016 annual meeting until additional disclosures are made; a declaration that the defendants have breached their fiduciary duties by refusing to terminate the investment advisory agreement and by acting to have our board of directors and Fifth Street Management LLC remain in place; a declaration that any shares repurchased by us after the record date of the 2016 annual meeting will not be considered outstanding shares for purposes of the stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements.
We intend to defend ourselves vigorously against the plaintiff’s allegations.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of December 31, 2015. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. FSAM, the Investment Adviser and Fifth Street Holdings L.P. have indicated that they intend to seek indemnification under the investment advisory agreement with respect to any losses they may incur in connection with these lawsuits.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

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
Date: February 8, 2016

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