Form 10-Q
period 2016-03-31
Fifth Street Finance Corp.
filed 2016-05-10
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 145,304,222 shares of common stock outstanding as of May 9, 2016.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost March 31, 2016: $369,462; cost September 30, 2015: $333,520)	$335,988	$318,893
Affiliate investments (cost March 31, 2016: $35,524; cost September 30, 2015: $36,637)	39,158	40,606
Non-control/Non-affiliate investments (cost March 31, 2016: $2,005,627; cost September 30, 2015: $2,102,781)	1,879,987	2,042,996
Total investments at fair value (cost March 31, 2016: $2,410,613; cost September 30, 2015: $2,472,938)	2,255,133	2,402,495
Cash and cash equivalents	122,270	138,377
Restricted cash	12,224	5,107
Interest, dividends and fees receivable	13,980	15,687
Due from portfolio companies	3,243	2,641
Receivables from unsettled transactions	—	5,168
Deferred financing costs	13,472	16,051
Other assets	1,306	131
Total assets	$2,421,628	$2,585,657
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$5,210	$5,006
Base management fee and Part I incentive fee payable	14,098	16,531
Due to FSC CT	2,129	2,965
Interest payable	7,894	4,300
Amounts payable to syndication partners	54	1,316
Payables from unsettled transactions	—	3,648
Credit facilities payable	397,295	427,295
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	115,000	115,000
Unsecured notes payable	410,453	410,320
Secured borrowings at fair value (proceeds March 31, 2016: $19,632; proceeds September 30, 2015: $21,787)	18,521	21,182
Total liabilities	1,195,654	1,232,563
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 147,184 and 150,668 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	1,472	1,507
Additional paid-in-capital	1,613,928	1,631,523
Treasury stock, 423 shares at September 30, 2015	—	(2,538)
Net unrealized depreciation on investments and secured borrowings	(154,369)	(69,838)
Net realized loss on investments and secured borrowings	(206,244)	(180,945)
Accumulated overdistributed net investment income	(28,813)	(26,615)
Total net assets (equivalent to $8.33 and $9.00 per common share at March 31, 2016 and September 30, 2015, respectively) (Note 12)	1,225,974	1,353,094
Total liabilities and net assets	$2,421,628	$2,585,657
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015 (see Note 2)	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Interest income:
Control investments	$4,000	$4,189	$7,655	$7,883
Affiliate investments	1,026	1,072	2,076	2,169
Non-control/Non-affiliate investments	44,217	49,983	90,615	99,194
Interest on cash and cash equivalents	88	10	151	20
Total interest income	49,331	55,254	100,497	109,266
PIK interest income:
Control investments	1,080	1,365	2,060	2,739
Affiliate investments	205	212	415	427
Non-control/Non-affiliate investments	1,847	1,669	3,952	4,093
Total PIK interest income	3,132	3,246	6,427	7,259
Fee income:
Control investments	376	384	1,219	1,008
Affiliate investments	263	12	271	24
Non-control/Non-affiliate investments	4,548	4,189	12,509	8,170
Total fee income	5,187	4,585	13,999	9,202
Dividend and other income:
Control investments	1,692	3,210	4,118	5,598
Non-control/Non-affiliate investments	221	173	(356)	480
Total dividend and other income	1,913	3,383	3,762	6,078
Total investment income	59,563	66,468	124,685	131,805
Expenses:
Base management fee	10,006	13,064	21,799	27,219
Part I incentive fee	4,173	7,003	7,824	13,526
Professional fees	4,455	982	11,424	2,146
Board of Directors fees	243	189	599	369
Interest expense	13,838	14,812	27,885	28,804
Administrator expense	514	748	1,114	1,995
General and administrative expenses	1,072	1,657	2,292	3,438
Total expenses	34,301	38,455	72,937	77,497
Base management fee waived	(81)	(111)	(177)	(222)
Net expenses	34,220	38,344	72,760	77,275
Net investment income	25,343	28,124	51,925	54,530
Unrealized appreciation (depreciation) on investments:
Control investments	(4,203)	(6,520)	(18,847)	(15,279)
Affiliate investments	(793)	333	(335)	198
Non-control/Non-affiliate investments	11,005	5,925	(65,855)	(24,034)
Net unrealized appreciation (depreciation) on investments	6,009	(262)	(85,037)	(39,115)
Net unrealized (appreciation) depreciation on secured borrowings	294	(227)	506	105
Realized gain (loss) on investments and secured borrowings:
Control investments	(8,148)	—	(8,148)	—
Affiliate investments	—	29	—	72
Non-control/Non-affiliate investments	(18,518)	(1,921)	(17,151)	(18,319)
Net realized loss on investments and secured borrowings	(26,666)	(1,892)	(25,299)	(18,247)
Net increase (decrease) in net assets resulting from operations	$4,980	$25,743	$(57,905)	$(2,727)
Net investment income per common share — basic	$0.17	$0.18	$0.35	$0.36
Earnings (loss) per common share — basic	$0.03	$0.17	$(0.39)	$(0.02)
Weighted average common shares outstanding — basic	149,207	153,340	149,738	153,340
Net investment income per common share — diluted	$0.16	$0.18	$0.33	$0.36
Earnings (loss) per common share — diluted (Note 5)	$0.03	$0.17	$(0.39)	$(0.02)
Weighted average common shares outstanding — diluted	156,997	161,130	157,528	161,130
Distributions per common share	$0.18	$0.15	$0.36	$0.43
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Operations:
Net investment income	$51,925	$54,530
Net unrealized depreciation on investments	(85,037)	(39,115)
Net unrealized depreciation on secured borrowings	506	105
Net realized loss on investments and secured borrowings	(25,299)	(18,247)
Net decrease in net assets resulting from operations	(57,905)	(2,727)
Stockholder transactions:
Distributions to stockholders	(54,123)	(65,445)
Net decrease in net assets from stockholder transactions	(54,123)	(65,445)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	3,554	3,096
Repurchases of common stock under stock repurchase program	(15,092)	—
Repurchases of common stock under dividend reinvestment program	(3,554)	(3,096)
Net decrease in net assets from capital share transactions	(15,092)	—
Total decrease in net assets	(127,120)	(68,172)
Net assets at beginning of period	1,353,094	1,478,475
Net assets at end of period	$1,225,974	$1,410,303
Net asset value per common share	$8.33	$9.20
Common shares outstanding at end of period	147,184	153,340
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2016	Six months ended March 31, 2015 (see Note 2)
Operating activities:
Net decrease in net assets resulting from operations	$(57,905)	$(2,727)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	85,037	39,115
Net unrealized depreciation on secured borrowings	(506)	(105)
Net realized loss on investments and secured borrowings	25,299	18,247
PIK interest income	(6,427)	(7,259)
Recognition of fee income	(13,999)	(9,202)
Accretion of original issue discount on investments	(1,951)	(5,110)
Accretion of original issue discount on unsecured notes payable	133	310
Amortization of deferred financing costs	2,579	2,651
Changes in operating assets and liabilities:
Fee income received	13,594	9,216
(Increase) decrease in restricted cash	(7,117)	15,927
(Increase) decrease in interest, dividends and fees receivable	1,792	(610)
(Increase) decrease in due from portfolio companies	(602)	19,924
(Increase) decrease in receivables from unsettled transactions	5,168	(33,735)
Increase in other assets	(1,175)	(410)
Increase in accounts payable, accrued expenses and other liabilities	204	107
Decrease in base management fee and Part I incentive fee payable	(2,433)	(3,915)
Increase (decrease) in due to FSC CT	(836)	330
Increase in interest payable	3,594	1,999
Decrease in payables from unsettled transactions	(3,648)	—
Decrease in amounts payable to syndication partners	(1,262)	(3,256)
Purchases of investments and net revolver activity	(425,877)	(906,339)
Principal payments received on investments (scheduled payments)	12,508	12,993
Principal payments received on investments (payoffs)	294,554	324,220
PIK interest income received in cash	1,037	1,102
Proceeds from the sale of investments	163,502	481,413
Net cash provided (used) by operating activities	85,263	(45,114)
Financing activities:
Distributions paid in cash	(50,569)	(62,350)
Borrowings under credit facilities	320,000	521,400
Repayments of borrowings under credit facilities	(350,000)	(326,500)
Repayments of secured borrowings	(2,155)	(62,324)
Repurchases of common stock under stock repurchase program	(15,092)	—
Repurchases of common stock under dividend reinvestment plan	(3,554)	(3,096)
Net cash provided (used) by financing activities	(101,370)	67,130
Net increase (decrease) in cash and cash equivalents	(16,107)	22,016
Cash and cash equivalents, beginning of period	138,377	86,731
Cash and cash equivalents, end of period	$122,270	$108,747
Supplemental information:
Cash paid for interest	$21,579	$23,958
Non-cash investing and financing activities:
Purchases of investments and net revolver activity	$(17,370)	$—
Proceeds from the sale of investments	$16,783	$—
Issuance of shares of common stock under dividend reinvestment plan	$3,554	$3,096
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$17,183	$17,177	$17,206
LC Facility, 8.5% cash due 12/31/2016		1,444	1,442	1,444
746,114 Series A Preferred Units			17,353	20,414
746,114 Common Stock Units			5,316	1,605
			41,288	40,669
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,573	9,456
First Lien Revolver, 8% cash due 5/31/2016		4,215	4,215	—
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			28,988	9,456
First Star Aviation, LLC (16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		3,390	3,389	3,288
10,104,401 Common Units (6)			10,104	6,238
			13,493	9,526
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		55,395	53,313	54,488
2,058,411.64 Common Units (6)			—	1,012
			53,313	55,500
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,869	24,869	24,583
4,293,736 Common Units (6)			2,424	3,148
			27,293	27,731
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		13,648	13,648	13,599
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,732	3,732	3,720
First Lien Revolver, 8% cash due 8/1/2016		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	5,421
			23,393	24,653
Senior Loan Fund JV I, LLC (11)(15)	Multi-sector holdings (17)
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)		144,841	144,841	135,033
87.5% LLC equity interest (6)			16,093	12,660
			160,934	147,693
Express Group Holdings LLC (18)	Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)		11,863	11,863	11,863
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)		3,322	3,322	3,322
14,033,391 Series B Preferred Units			3,982	3,982
280,668 Series A Preferred Units			1,593	1,593
1,456,344 Common Units			—	—
			20,760	20,760
Total Control Investments (27.4% of net assets)			$369,462	$335,988
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,428	$9,427	$9,320
1,080,399 Shares of Series A Preferred Stock			1,080	4,039
			10,507	13,359
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017		25,053	25,017	24,689
4,668,788 Shares of Preferred Stock			—	1,110
			25,017	25,799
Total Affiliate Investments (3.2% of net assets)			$35,524	$39,158
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/2016		$4,307	$4,308	$4,348
First Lien Term Loan B, 12% cash 1% PIK due 12/31/2016		11,817	11,817	11,842
First Lien Revolver, 12% cash due 12/31/2016		1,866	1,866	1,866
			17,991	18,056
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		30,259	30,244	29,923
First Lien Revolver, 15% cash due 9/30/2019		200	200	200
452,914.87 Common Units			598	1,216
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,342	31,639
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			762	651
			762	651
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			643	435
			643	435
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,436	—
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/1/2017 (13)		42,500	3,624	7,174
First Lien Revolver, LIBOR+5% cash due 5/1/2017 (13)		10,276	876	—
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			19,436	7,174
Mansell Group, Inc.	Advertising
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/1/2017 (13)		3,654	3,654	3,654
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/1/2017 (13)		9,790	9,790	9,570
			13,444	13,224
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			810	695
			810	695
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			265	1,137
			265	1,137
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 1/31/2016 (13)		1,608	1,609	1,609
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		40,341	31,389	1,046
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 1/31/2016 (13)		2,671	2,671	2,671
			35,669	5,326

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (13)		$16,149	$15,977	$16,187
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (13)		38,386	38,294	37,793
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (13)		1,253	1,222	1,240
			55,493	55,220
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		7,553	7,472	7,504
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,127	33,937	33,951
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,381
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		1,600	1,589	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	717
			47,719	47,153
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			1,000	859
			1,000	859
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (13)		25,458	25,413	25,543
Senior Revolver, LIBOR+7% cash due 11/4/2018 (13)		1,000	996	1,000
Capex Line A, LIBOR+7% cash due 11/4/2018 (13)		1,313	1,313	1,313
Capex Line B, LIBOR+7% cash due 11/4/2018 (13)		1,500	1,500	1,500
			29,222	29,356
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,727	1,899
			1,727	1,899
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,472	30,406	30,350
317,282.97 Class A Units			317	525
			30,723	30,875
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			802	971
			802	971
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			976	600
			976	600
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (11)	Multi-sector holdings		$722	$548
			722	548
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	677
50,000 Common Shares			1	—
			501	677
Ansira Partners, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/5/2021 (13)		$38,000	38,000	37,649
250 Preferred Units of Ansira Holdings, LLC (6)			209	221
250 Class A Common Units of Ansira Holdings, LLC			—	288
			38,209	38,158
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		2,141	2,141	1,934
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		9,727	9,727	8,756
Unsecured Revolver, 5% cash due 6/9/2020		932	932	932
126,127.80 Class A Common Units			126	—
			12,926	11,622
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	642
			1,000	642
Yeti Acquisition, LLC (9)	Leisure products
First Lien Term Loan A, LIBOR+8% (1.25% floor) cash due 6/15/2017 (13)		29,041	29,034	29,066
First Lien Term Loan B, LIBOR+11.25% (1.25% floor) cash 1% PIK, due 6/15/2017 (13)		3,375	3,372	3,382
First Lien Revolver, LIBOR+8% (1.25% floor) cash due 6/15/2017 (13)		7,500	7,497	7,500
1,500 Common Stock Units of Yeti Holdings, Inc.			1,500	31,371
			41,403	71,319
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,532	19,532	19,067
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	475
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,282	19,542
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,302	1,252
			1,302	1,252
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)		23,304	23,304	22,488
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (13)		2,875	2,875	2,720
			26,179	25,208
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,643	3,186
			1,643	3,186
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,688	14,688	14,560
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,011
			16,688	16,571
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP			495	640
50,000 Common Units in GRG Holdings, LP			5	18
			500	658
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		$7,467	7,461	7,440
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (10)(13)			(1)	—
			7,460	7,440
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		13,097	13,097	12,918
500 units of Class A Common Units in Omniplex Holdings Corp.			500	622
64.041 units of Class A-1 Common Units in Omniplex Holdings Corp.			64	—
			13,661	13,540
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		16,235	16,195	2,807
			16,195	2,807
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		90,720	90,677	88,051
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(13)			(2)	—
2,419.7 Preferred Units of AVI Holdings, L.P.			1,696	421
			92,371	88,472
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,479	976
			1,479	976
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(13)			(269)	—
			(269)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	23,722
			24,000	23,722
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (13)		10,475	10,454	10,383
			10,454	10,383
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (13)		$4,450	$3,963	$3,961
			3,963	3,961
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (11)			9,545	9,369
			9,545	9,369
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,654	13,654	13,081
			13,654	13,081
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (13)		32,000	32,000	31,351
50,000 Common Units in AB Group Holdings, LP			500	552
			32,500	31,903
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	731
			213	731
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		13,295	13,277	13,047
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,795	5,585	5,660
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		4,904	4,901	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		861	857	861
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,147
			25,620	25,619
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (13)			—	—
			—	—
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (12)(13)		54,383	54,361	51,142
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (13)		1,000	997	1,000
2,000,000 in T5 Investment Vehicle, LLC			2,000	40
			57,358	52,182
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)	Healthcare services	24,667	24,263	24,322
			24,263	24,322
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,849	$5,849	$5,719
498.6 Class A Preferred Units in Kason Investment, LLC			499	544
5,540 Class A Common Units in Kason Investment, LLC			55	257
			6,403	6,520
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,261	1,224
			1,261	1,224
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)		19,000	18,924	18,810
			18,924	18,810
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,078	38,812
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	4,677
			40,036	43,489
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,895	6,280
			7,895	6,280
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)		16,543	16,363	14,393
			16,363	14,393
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		6,394	6,368	6,214
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(3)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	978
			7,365	7,192
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,372	1,662
			1,372	1,662
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,566	12,566	12,356
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	1,422
			15,566	13,778
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,567	22,513	22,214
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		5,500	5,487	5,500
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	3,029
			30,000	30,743
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			875	889
			875	889
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$12,727	$12,727	$12,727
50 Series A Preferred Shares in Long's Drugs Incorporated (6)			500	761
			13,227	13,488
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (13)		19,333	19,151	18,804
118,577 Common Stock Warrants (exercise price $10.12)			321	198
			19,472	19,002
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (13)		4,722	4,674	4,656
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	124
			4,779	4,780
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (13)		19,377	19,300	19,412
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(13)			(6)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	3,038
			21,838	22,450
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	267
			367	267
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (13)		3,000	3,000	2,896
			3,000	2,896
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)		20,749	20,709	16,287
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)			(6)	—
			20,703	16,287
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		15,000	14,889	14,581
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	19
			15,070	14,600
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (13)		8,914	8,914	8,892
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 7/7/2022 (13)		26,000	26,000	25,561
			34,914	34,453
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (13)		81,500	80,743	81,496
			80,743	81,496
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			$246	$246
			246	246
PR Wireless, Inc. (11)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)		$12,780	12,450	10,086
118.4211 Common Stock Warrants (exercise price $0.01)			—	457
			12,450	10,543
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		15,000	14,921	14,753
1,078,284 Common Stock Warrants (exercise price $0.9274)			113	—
			15,034	14,753
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,105	6,105	6,066
300,000 Class A Common Units in RPLF Holdings, LLC			300	292
			6,405	6,358
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,798
			15,000	14,798
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (11)(13)		30,000	29,322	27,500
			29,322	27,500
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			869	847
			869	847
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			570	562
			570	562
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		40,136	40,136	37,532
			40,136	37,532
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (13)		38,560	37,710	38,255
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(85)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	6,728
			42,125	44,983
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (13)		4,938	4,918	3,304
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)		37,000	35,190	10,665
			40,108	13,969
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)		29,925	28,561	27,307
			28,561	27,307
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		11,000	10,865	10,258
			10,865	10,258
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,842	5,800
			5,842	5,800

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		$7,734	$7,734	$7,573
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	672
			8,234	8,245
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		46,755	46,485	42,781
			46,485	42,781
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (13)		29,250	29,245	29,263
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (10)(13)			(1)	—
			29,244	29,263
GTCR Valor Companies, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/30/2021 (13)		3,699	3,653	3,679
			3,653	3,679
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,740	14,365
			15,740	14,365
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		10,234	10,217	10,078
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		1,225	1,222	1,225
			11,439	11,303
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		17,000	17,000	16,692
			17,000	16,692
Janrain, Inc.	Internet software & services
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	—
			45	—
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,966	4,791
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	293
			5,026	5,084
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,396	18,326
			18,396	18,326
Abaco Energy Technologies LLC (9)	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (13)		6,955	6,469	4,173
			6,469	4,173
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (13)		$93,906	$93,895	$55,087
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (13)		10,325	10,324	6,057
			104,219	61,144
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		7,000	6,773	6,685
			6,773	6,685
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,935	3,935	3,767
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	—
487.5 Class A Preferred Units			488	481
12,500 Class B Common Units			13	—
			4,436	4,248
TrialCard Incorporated (9)	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(13)			(47)	—
			(47)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (13)		544	529	544
			529	544
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		27,328	27,328	27,147
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	958
			28,528	28,105
xMatters, Inc. (9)	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (13)		15,000	14,472	15,029
200,000 Common Stock Warrants (exercise price $1.78)			709	171
			15,181	15,200
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,398
			3,398	3,398
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	14,880
			15,001	14,880
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2018 (13)		1,098	1,098	1,054
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (13)			—	—
			1,098	1,054
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,934	15,695
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757)			90	64
			16,024	15,759
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)		$6,433	$6,429	$6,288
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(13)			(1)	—
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020			—	—
			6,428	6,288
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,475	12,475	12,690
450,000 Class A Common Stock in CMG Holding Company, LLC			450	1,024
			12,925	13,714
QuorumLabs, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 1/8/2019 (13)		7,500	7,205	7,265
2,045,954 Common Stock Warrants (exercise price $0.0001)			375	109
			7,580	7,374
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		7,702	7,593	7,664
			7,593	7,664
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	28,899	29,869
			28,899	29,869
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (13)		5,925	5,872	5,769
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,893	11,864
			17,765	17,633
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		49,671	48,768	49,482
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		3,730	3,575	3,730
			52,343	53,212
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,084
252,119 Common Stock Warrants (exercise price $1.77)			—	45
			12,500	12,129
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,338	31,799	31,908
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (10)(13)			(68)	—
			31,731	31,908
Falmouth Group Holdings Corp.	Specialty chemicals
First Lien Term Loan, LIBOR+6.75% (1% floor) cash due 12/13/2021 (13)		4,988	4,940	4,941
			4,940	4,941
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,511
			43,000	43,511
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		30,000	30,000	30,000
3,500 Class A Units in Lytx Holdings, LLC			3,500	3,500
			33,500	33,500
Total Non-Control/Non-Affiliate Investments (153.3% of net assets)			$2,005,627	$1,879,987
Total Portfolio Investments (183.9% of net assets)			$2,410,613	$2,255,133

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
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

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated payment in kind ("PIK") interest and is net of repayments.
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
xMatters, Inc.	March 31, 2016	+ 2.0% on Term Loan		Per loan amendment
Metamorph US 3, LLC	March 29, 2016	+ 1.0% on Term Loan & Revolver		Per loan amendment
Abaco Energy Technologies LLC	February 11, 2016	+ 2.5% on Term Loan B		Per loan amendment
Maverick Healthcare Group, LLC	January 20, 2016	+ 2.0% on First Lien Term Loan A, First Lien Term Loan B and CapEx Line		Per loan amendment
Maverick Healthcare Group, LLC	October 1, 2015		+ 2.0% on First Lien Term Loan A, First Lien Term Loan B and CapEx Line	Per loan amendment
TrialCard Incorporated	November 4, 2015	- 0.75% on Revolver		Tier pricing per loan agreement
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
JTC Education, Inc.	September 7, 2015	- 6.0% on First Lien Term Loan - 5.0% on Revolver	+ 6.0% on Term Loan + 5.0% on Revolver	Per loan amendment
Bracket Holding Corp.	September 1, 2015	+ 1.0% on Term Loan		Tier pricing per loan agreement
Phoenix Brands Merger Sub LLC	May 1, 2015	+ 2.75% on Term Loan A & Revolver		Per loan amendment
Credit Infonet, Inc.	February 15, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Subordinated Term Loan		Per loan amendment
Thing5, LLC	January 20, 2015	+ 0.5% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10.0% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2016
(dollar amounts in thousands)
(unaudited)

(10)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2016, qualifying assets represent 86.5% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $18.5 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(16)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with Accounting Standards Update ("ASU") 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(17)	See Note 3 to the Consolidated Financial Statements for portfolio composition.

(18)
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

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

(4)	Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(5)	Equity ownership may be held in shares or units of companies related to the portfolio companies.

(6)	Income producing through payment of dividends or distributions.

(7)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(8)	Principal includes accumulated PIK interest and is net of repayments.
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
JTC Education, Inc.	September 7, 2015	- 6.0% on First Lien Term Loan - 5.0% on Revolver	+ 6.0% on Term Loan and Revolver	Per loan amendment
Bracket Holding Corp.	September 1, 2015	+ 1.0% on Term Loan		Tier pricing per loan agreement
World 50, Inc.	May 22, 2015	+ 1.75% on Term Loan A		Merger of debt tranches per loan amendment
Phoenix Brands Merger Sub LLC	May 1, 2015	+ 2.75% on Term Loan A & Revolver		Per loan amendment
Credit Infonet, Inc.	February 15, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Subordinated Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment
Ansira Partners, Inc.	June 30, 2013	- 0.5% on Revolver		Tier pricing per loan agreement
CCCG, LLC	November 15, 2012	+ 0.5% on Term Loan	+ 1.0% on Term Loan	Per loan amendment
Yeti Acquisition, LLC	October 1, 2012	- 1.0% on Term Loan A, Term Loan B & Revolver		Tier pricing per loan agreement

(10)	Investment has undrawn commitments and a negative cost basis as a result of unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)	Represents an unfunded commitment to fund limited partnership interest. See Note 3 to the Consolidated Financial Statements.

(12)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(13)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $21.8 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

See notes to Consolidated Financial Statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Fifth Street Finance Corp. (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, non-diversified management investment company. The Company has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
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
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), a subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC ("FSC CT"), a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Investment Adviser's capital markets group obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's senior secured debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
The Investment Adviser evaluates the prices obtained from independent pricing services based on available market information and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe any such market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, generally including, but not limited to, the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•
The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio for which market quotations are not readily available; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio for which market quotations are not readily available in good faith.
The fair value of the Company's investments at March 31, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2016, 69.2% of the Company's portfolio at fair value was valued by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Revisions to Prior Period Financial Information
The Company previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three and six months ended March 31, 2015, which are included in the revised three and six months ended March 31, 2015 financial information. These errors did not impact the financial information for the three and six months ended March 31, 2016. The revisions for the three and six months ended March 31, 2015 were as follows:

	Three months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised(1)
Interest income	$56,923	$(1,669)	$55,254
PIK income	3,555	(309)	3,246
Fee income	5,661	(1,076)	4,585
Dividend and other income	2,011	1,372	3,383
Total investment income	68,150	(1,682)	66,468
Part I incentive fee	7,340	(337)	7,003
Net expenses	38,681	(337)	38,344
Net investment income	29,469	(1,345)	28,124
Net unrealized depreciation on investments	(1,944)	1,682	(262)
Net realized loss on investments and secured borrowings	(1,892)	—	(1,892)
Net increase in net assets resulting from operations	$25,406	$337	$25,743
Total investment income per common share - basic	$0.44	$(0.01)	$0.43
Net investment income per common share - basic and diluted	$0.19	$(0.01)	$0.18
Earnings per common share - basic and diluted	$0.17	$—	$0.17

	Six months ended March 31, 2015
Consolidated Statement of Operations:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised(1)
Interest income	$109,464	$3,634	$(3,832)	$109,266
PIK income	7,959	—	(700)	7,259
Fee income	23,563	(8,450)	(5,911)	9,202
Dividend and other income	3,456	—	2,622	6,078
Total investment income	144,442	(4,816)	(7,821)	131,805
Part I incentive fee	16,054	(963)	(1,565)	13,526
Net expenses	79,803	(963)	(1,565)	77,275
Net investment income	64,639	(3,853)	(6,256)	54,530
Net unrealized depreciation on investments	(50,519)	3,556	7,848	(39,115)
Net realized loss on investments and secured borrowings	(19,480)	1,260	(27)	(18,247)
Net decrease in net assets resulting from operations	$(5,255)	$963	$1,565	$(2,727)
Total investment income per common share - basic	$0.94	$(0.03)	$(0.05)	$0.86
Net investment income per common share - basic and diluted	$0.42	$(0.03)	$(0.04)	$0.36
Loss per common share - basic and diluted	$(0.03)	$0.01	$0.01	$(0.02)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Six months ended March 31, 2015
Consolidated Statement of Changes in Net Assets:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised (1)
Net investment income	$64,639	$(3,853)	$(6,256)	$54,530
Net unrealized depreciation on investments	(50,519)	3,556	7,848	(39,115)
Net realized loss on investments and secured borrowings	(19,480)	1,260	(27)	(18,247)
Net decrease in net assets resulting from operations	(5,255)	963	1,565	(2,727)
Total decrease in net assets	(70,701)	963	1,565	(68,172)
Net assets at beginning of period	1,478,475	—	—	1,478,475
Net assets at end of period	$1,407,774	$963	$1,565	$1,410,303
Net asset value per common share at period end	$9.18	$0.01	$0.01	$9.20

	Six months ended March 31, 2015
Consolidated Statement of Cash Flows:	As previously reported	Out of Period Adjustment	Current period adjustment	As revised (1)
Net decrease in net assets resulting from operations	$(5,255)	$963	$1,565	$(2,727)
Net unrealized depreciation on investments	50,519	(3,556)	(7,848)	39,115
Net realized loss on investments and secured borrowings	19,480	(1,260)	27	18,247
PIK interest income	(7,959)	—	700	(7,259)
Recognition of fee income	(23,563)	8,450	5,911	(9,202)
Accretion of original issue discount on investments	(711)	(3,634)	(765)	(5,110)
Fee income received	23,578	(8,450)	(5,912)	9,216
Decrease in base management and Part I incentive fee payable	(1,388)	(963)	(1,564)	(3,915)
Purchases of investments and net revolver activity	(920,700)	8,450	5,911	(906,339)
Principal payments received on investments (payoffs)	322,246	—	1,974	324,220
Net cash used in operating activities	(45,114)	—	—	(45,114)
Net increase in cash and cash equivalents	22,016	—	—	22,016
Cash and cash equivalents, beginning of period	86,731	—	—	86,731
Cash and cash equivalents, end of period	$108,747	$—	$—	$108,747
____________
(1) Revised amounts may not sum due to rounding.
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
The Company reversed $0.7 million of dividend income during the three months ended December 31, 2015 upon the receipt of updated information from a portfolio company regarding the characterization of a cash distribution received in a prior period. The related Part I incentive fee reimbursement related to this adjustment was recorded during the three months ended December 31, 2015.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company has investments in debt securities which contain PIK interest provisions. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and recorded as income. The Company stops accruing PIK interest on investments when it is determined that PIK interest is no longer collectible.
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
Restricted Cash:
As of March 31, 2016, included in restricted cash was $1.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo facility (as defined in Note 6 — Borrowings). The Company is restricted in terms of access to this cash until such time as the Company submits its required monthly reporting schedules and Sumitomo Mitsui Banking Corporation verifies the Company's compliance per the terms of the credit agreement with the Company. Additionally, the Company has $10.8 million that represents collateral for standby letters of credit issued to portfolio companies.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and the effective interest method for debt securities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the six months ended March 31, 2016 and March 31, 2015.
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
Fair Value Option:
The Company adopted certain principles under ASC 825 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings, which had a cost basis of $19.6 million and $21.8 million in the aggregate as of March 31, 2016 and September 30, 2015, respectively. The Company believes that by electing the fair value option for

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the six months ended March 31, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
At March 31, 2016, 183.9% of net assets, or $2.3 billion, was invested in 127 portfolio investments, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $135.0 million and $12.7 million, respectively. At March 31, 2016, 11.0% of net assets, or $134.5 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 177.6% of net assets, or $2.4 billion, was invested in 135 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $128.9 million and $12.2 million, respectively, and 10.6% of net assets, or $143.5 million, was invested in cash and cash equivalents (including restricted cash). As of March 31, 2016, 79.9% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or limited liability company interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2016, the Company recorded net realized losses on investments and secured borrowings of $26.7 million and $25.3 million, respectively. During the three and six months ended March 31, 2015, the Company recorded net realized losses on investments and secured borrowings of $1.9 million and $18.2 million, respectively. During the three and six months ended March 31, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $6.3 million and $(84.5) million, respectively. During the three and six months ended March 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $0.5 million and $39.0 million, respectively.
The composition of the Company's investments as of March 31, 2016 and September 30, 2015 at cost and fair value was as follows:

	March 31, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,128,206	$1,958,150	$2,211,728	$2,123,246
Investments in equity securities	121,473	149,290	116,900	138,127
Debt investment in SLF JV I	144,841	135,033	129,879	128,917
Equity investment in SLF JV I	16,093	12,660	14,431	12,205
Total	$2,410,613	$2,255,133	$2,472,938	$2,402,495
The composition of the Company's debt investments as of March 31, 2016 and September 30, 2015 at fixed rates and floating rates was as follows:

	March 31, 2016		September 30, 2015
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$411,242	19.65%	$507,027	22.51%
Floating rate debt securities, including subordinated notes of SLF JV I	1,681,941	80.35	1,745,136	77.49
Total	$2,093,183	100.00%	$2,252,163	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of March 31, 2016, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,800,988	$1,800,988
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	292,195	292,195
Investments in equity securities (preferred)	—	—	36,437	36,437
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	125,513	125,513
Total investments at fair value	$—	$—	$2,255,133	$2,255,133
Secured borrowings relating to senior secured debt investments	—	—	18,521	18,521
Total liabilities at fair value	$—	$—	$18,521	$18,521
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2015 to March 31, 2016, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of December 31, 2015	$1,872,729	$310,736	$30,923	$111,371	$2,325,759	$19,158
New investments & net revolver activity	63,769	15,895	5,645	6,011	91,320	—
Redemptions/repayments	(118,164)	(25,349)	—	(1,841)	(145,354)	(343)
Net accrual of PIK interest income	1,473	879	537	—	2,889	—
Accretion of original issue discount	812	—	—	—	812	—
Net change in unearned income	337	27	—	—	364	—
Net unrealized appreciation (depreciation) on investments	377	(9,993)	(668)	16,293	6,009	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(294)
Realized loss on investments	(20,345)	—	—	(6,321)	(26,666)	—
Transfer into (out of) Level 3	—	—	—	—	—	—
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$125,513	$2,255,133	$18,521
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2016	$(16,590)	$(10,173)	$(668)	$14,510	$(12,921)	$(294)
The following table provides a roll-forward in the changes in fair value from December 31, 2014 to March 31, 2015, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of December 31, 2014	$2,238,204	$297,775	$29,258	$28,012	$128,346	$2,721,595	$22,246
New investments & net revolver activity	170,560	19,262	—	—	7,462	197,284	—
Redemptions/repayments	(381,700)	—	—	—	(964)	(382,664)	(225)
Net accrual of PIK interest income	1,640	1,021	—	451	—	3,112	—
Accretion of original issue discount	811	—	—	—	—	811	—
Net change in unearned income	116	43	—	—	—	159	—
Net unrealized appreciation (depreciation) on investments	5,904	(2,917)	(357)	(38)	(2,854)	(262)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	—	227
Realized gain (loss) on investments	(1,904)	—	—	—	12	(1,892)	—
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2015	$6,006	$(2,917)	$(357)	$(38)	$(2,854)	$(160)	$227

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to March 31, 2016, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$119,526	$2,402,495	$21,182
New investments & net revolver activity	411,230	15,895	5,945	10,177	443,247	—
Redemptions/repayments	(427,965)	(54,355)	(761)	(5,303)	(488,384)	(2,155)
Net accrual of PIK interest income	2,931	1,859	1,043	—	5,833	—
Accretion of OID	1,951	—	—	—	1,951	—
Net change in unearned income	279	48	—	—	327	—
Net unrealized appreciation (depreciation) on investments	(60,139)	(30,280)	(596)	5,978	(85,037)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(506)
Realized gain (loss) on investments	(20,434)	—	—	(4,865)	(25,299)	—
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$125,513	$2,255,133	$18,521
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2016	$(75,407)	$(30,464)	$(596)	$4,774	$(101,693)	$(506)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to March 31, 2015, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	862,695	27,001	—	2,488	14,143	906,327	—
Redemptions/repayments	(774,627)	(39,964)	—	—	(4,720)	(819,311)	(62,577)
Net accrual of PIK interest income	3,474	2,484	—	899	—	6,857	—
Accretion of original issue discount	5,110	—	—	—	—	5,110	—
Net change in unearned income	468	267	—	—	—	735	—
Net unrealized depreciation on investments	(16,709)	(18,459)	(599)	(258)	(3,090)	(39,115)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(105)
Realized gain (loss) on investments	(18,868)	—	—	(1,173)	1,667	(18,374)	—
Realized gain on secured borrowings	—	—	—	—	—	—	127
Transfer into (out of) Level 3	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2015 and reported within net unrealized appreciation (depreciation) on investments and secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2015	$(27,551)	$(18,131)	$(599)	$658	$(4,406)	$(50,029)	$22

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of March 31, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,402,181	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(4.5)%	-	8.5%	1.5%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(2.8)%	-	11.7%	(0.5)%
	88,439	Market and income approach	Weighted average cost of capital		13.0%	-	25.0%	15.5%
			Company specific risk premium	(a)	2.0%	-	10.0%	3.2%
			Revenue growth rate		(6.2)%	-	57.5%	2.3%
			EBITDA/Revenue multiple	(b)	1.0x	-	6.2x	1.9x
	6,288	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	304,080	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	153,308	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	2.0%	(1.0)%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.7)%	-	1.0%	(0.1)%
	3,854	Market and income approach	Weighted average cost of capital		13.0%	-	13.0%	13.0%
			Company specific risk premium	(a)	2.0%	-	2.0%	2.0%
			Revenue growth rate		(10.6)%	-	(10.6)%	(10.6)%
			Revenue multiple	(b)	1.2x	-	1.2x	1.2x
SLF JV I subordinated debt	135,033	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.5%	-	1.5%	1.5%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry discount	(a)	(1.3)%	-	(1.3)%	(1.3)%
SLF JV I equity	12,660	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	149,290	Market and income approach	Weighted average cost of capital		8.0%	-	30.0%	15.2%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.9%
			Revenue growth rate		1.2%	-	128.2%	41.6%
			EBITDA/Revenue multiple	(b)	1.0x	-	21.4x	9.1x
Total	$2,255,133
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$18,521	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.0%	-	1.0%	1.0%

Total	$18,521
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA/Revenue multiple. Significant increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a significantly lower or higher fair value measurement, respectively. Significant increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a significantly higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2016, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$397,295	$397,295	$—	$—	$397,295
SBA debentures payable	225,000	$200,994	—	—	200,994
Unsecured convertible notes payable	115,000	$115,000	—	—	115,000
Unsecured notes payable	410,453	$406,282	—	159,092	247,190
Total	$1,147,748	$1,119,571	$—	$159,092	$960,479
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
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019 and Convertible Notes, which are both included in Level 3 of the hierarchy.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2016		September 30, 2015
Cost:
Senior secured debt	$1,910,013	79.23%	$1,942,019	78.54%
Subordinated debt	218,193	9.05	269,709	10.90
Subordinated notes of SLF JV I	144,841	6.01	129,879	5.25
LLC equity interests of SLF JV I	16,093	0.67	14,431	0.58
Purchased equity	86,554	3.59	89,976	3.64
Equity grants	9,960	0.41	4,385	0.18
Limited partnership interests	24,959	1.04	22,539	0.91
Total	$2,410,613	100.00%	$2,472,938	100.00%
Fair Value:
Senior secured debt	$1,800,988	79.86%	$1,893,135	78.80%
Subordinated debt	157,162	6.97	230,111	9.58
Subordinated notes of SLF JV I	135,033	5.99	128,917	5.37
LLC equity interests of SLF JV I	12,660	0.56	12,205	0.51
Purchased equity	110,900	4.92	106,130	4.42
Equity grants	14,707	0.65	9,855	0.41
Limited partnership interests	23,683	1.05	22,142	0.91
Total	$2,255,133	100.00%	$2,402,495	100.00%

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

	March 31, 2016		September 30, 2015
Cost:
Northeast U.S.	$747,145	30.99%	$777,847	31.45%
West U.S.	481,021	19.95	412,038	16.66
Southwest U.S.	445,050	18.46	480,743	19.44
Midwest U.S.	341,008	14.15	329,383	13.32
Southeast U.S.	274,011	11.37	357,108	14.44
International	122,378	5.08	115,819	4.69
Total	$2,410,613	100.00%	$2,472,938	100.00%

Fair Value:
Northeast U.S.	$633,195	28.08%	$738,237	30.73%
West U.S.	468,089	20.76	412,314	17.16
Southwest U.S.	452,947	20.09	461,930	19.23
Midwest U.S.	298,505	13.24	304,799	12.69
Southeast U.S.	281,121	12.47	366,636	15.26
International	121,276	5.36	118,579	4.93
Total	$2,255,133	100.00%	$2,402,495	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as of March 31, 2016 and September 30, 2015 was as follows:

	March 31, 2016		September 30, 2015
Cost:
Healthcare services	$388,967	16.14%	$513,505	20.76%
Internet software & services	362,407	15.03	292,769	11.84
Advertising	176,576	7.32	144,633	5.85
Multi-sector holdings	176,349	7.32	157,165	6.36
Healthcare equipment	114,233	4.74	70,738	2.86
Airlines	94,100	3.90	89,578	3.62
Education services	91,905	3.81	109,993	4.45
Diversified support services	87,060	3.61	84,961	3.44
Data processing & outsourced services	79,245	3.29	80,385	3.25
Integrated telecommunication services	76,686	3.18	87,734	3.55
Research & consulting services	68,896	2.86	49,525	2.00
Environmental & facilities services	52,342	2.17	79,431	3.21
IT consulting & other services	51,707	2.14	51,547	2.08
Oil & gas equipment services	47,931	1.99	63,561	2.57
Specialty stores	47,720	1.98	58,692	2.37
Application software	46,849	1.94	49,403	2.00
Industrial machinery	46,439	1.93	47,210	1.91
Pharmaceuticals	44,916	1.86	61,695	2.49
Leisure products	41,403	1.72	34,443	1.39
Construction & engineering	41,287	1.71	39,969	1.62
Leisure facilities	37,833	1.57	33,084	1.34
Household products	35,669	1.48	36,405	1.47
Air freight and logistics	28,987	1.20	27,622	1.12
Consumer electronics	25,621	1.06	26,121	1.06
Home improvement retail	25,016	1.04	26,225	1.06
Food distributors	17,765	0.74	17,825	0.72
Auto parts & equipment	16,643	0.69	16,500	0.67
Apparel, accessories & luxury goods	15,566	0.65	23,844	0.96
Other diversified financial services	15,534	0.64	15,523	0.63
Security & alarm services	14,759	0.61	22,332	0.90
Food retail	10,865	0.45	10,855	0.44
Thrift & mortgage finance	9,545	0.40	9,684	0.39
Healthcare technology	7,895	0.33	7,886	0.32
Specialized consumer services	6,428	0.27	16,459	0.67
Specialty chemicals	4,940	0.21	—	—
Human resources & employment services	529	0.02	15,636	0.63
Total	$2,410,613	100.00%	$2,472,938	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2016		September 30, 2015
Fair Value:
Healthcare services	$337,458	14.96%	$511,427	21.29%
Internet software & services	327,905	14.54	276,415	11.51
Advertising	173,400	7.69	145,373	6.05
Multi-sector holdings	162,007	7.18	153,659	6.39
Healthcare equipment	113,096	5.02	70,690	2.94
Airlines	92,758	4.11	92,211	3.84
Diversified support services	84,211	3.73	84,715	3.53
Education services	78,590	3.48	98,014	4.08
Data processing & outsourced services	73,508	3.26	77,213	3.21
Integrated telecommunication services	72,496	3.21	87,353	3.64
Leisure products	71,319	3.16	45,180	1.88
Research & consulting services	68,518	3.04	49,511	2.06
Environmental & facilities services	53,213	2.36	79,450	3.31
Application software	50,495	2.24	54,090	2.25
IT consulting & other services	50,481	2.24	50,680	2.11
Industrial machinery	50,009	2.22	51,681	2.15
Specialty stores	47,153	2.09	57,847	2.41
Pharmaceuticals	44,940	1.99	62,474	2.60
Oil & gas equipment services	41,219	1.83	42,382	1.76
Construction & engineering	40,669	1.80	43,666	1.82
Leisure facilities	38,389	1.70	34,506	1.44
Home improvement retail	25,799	1.14	27,005	1.12
Consumer electronics	25,619	1.14	26,050	1.08
Auto parts & equipment	17,985	0.80	18,507	0.77
Food distributors	17,633	0.78	17,970	0.75
Other diversified financial services	15,430	0.68	15,893	0.66
Security & alarm services	14,594	0.65	22,005	0.92
Apparel, accessories & luxury goods	13,778	0.61	22,443	0.93
Food retail	10,258	0.45	10,973	0.46
Air freight and logistics	9,456	0.42	10,268	0.43
Thrift & mortgage finance	9,369	0.42	9,604	0.40
Household products	5,327	0.24	12,699	0.53
Specialized consumer services	6,288	0.28	16,525	0.69
Healthcare technology	6,280	0.28	7,800	0.32
Specialty chemicals	4,941	0.24	—	—
Human resources & employment services	542	0.02	16,216	0.67
Total	$2,255,133	100.00%	$2,402,495	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At March 31, 2016 and September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and six months ended March 31, 2016 no individual investment produced investment income that exceeded 10% of total investment income. For the three and six months ended March 31, 2015 no individual investment produced investment income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of March 31, 2016 and September 30, 2015, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of March 31, 2016 and September 30, 2015, SLF JV I had total assets of $429.2 million and $419.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $12.7 million and subordinated notes of $135.0 million, at fair value as of March 31, 2016. As of September 30, 2015, the Company's investment in SLF JV I consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 38 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of March 31, 2016, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of March 31, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from the Company. As of March 31, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of March 31, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million was unfunded.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of March 31, 2016 and September 30, 2015. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of March 31, 2016. Under the Deutsche Bank facility, $151.1 million and $188.6 million was outstanding as of March 31, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"). Accordingly, SLF JV I’s total debt capacity was $400.0 million as of March 31, 2016. As of March 31, 2016 and September 30, 2015, there were $101.7 million and $53.0 million of borrowings outstanding under the Credit Suisse facility, respectively. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2016, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Senior secured loans (1)	$399,219	$395,193
Weighted average interest rate on senior secured loans (2)	7.87%	7.99%
Number of borrowers in SLF JV I	38	34
Largest exposure to a single borrower (1)	$28,771	$30,000
Total of five largest loan exposures to borrowers (1)	$107,507	$118,584
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Loan Portfolio as of March 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,969	$4,893	$4,882
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,270	9,239	8,993
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,712	8,736	8,516
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,287	11,521
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,358	9,278	9,238
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,281	3,247	3,178
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,875	9,726	9,483
Total Compuware Corporation					13,156	12,973	12,661
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,534	2,528	2,528
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,567	4,439
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,828	9,888	9,624
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,446
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,675	19,340	18,838
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,068	6,041	5,992
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,850	9,662	9,788
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,625	9,649	9,400
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,625	9,494	9,400
Total InMotion Entertainment Group, LLC					19,250	19,143	18,800
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,062	9,062	7,146
Language Line, LLC (3)	Integrated telecommunication services	First Lien	7/7/2021	LIBOR+5.5% (1% floor)	9,778	9,750	9,753
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,875	19,460	19,428
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,299	19,266	18,824
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	11,971	11,964	11,860

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	10,234	10,085	10,078
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,625	4,538	4,575
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,992	2,931
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,394	4,378	4,263
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,045	1,034	1,009
Total My Alarm Center, LLC					8,439	8,404	8,203
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	1,952	1,895	1,899
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7,980	7,887	7,820
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,668	12,676	12,155
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,561	19,540	19,431
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	8,671	8,587	8,615
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,489	4,445	4,466
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,772	4,548	4,307
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,221	5,101	5,220
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,529
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,604	13,491	13,677
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,850	9,664	9,685
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,962	14,747	14,905
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,888	4,888	4,325
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,693	2,669	2,680
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,975	9,927	9,925
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,146	20,121	20,135
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,628	8,599
Total Yeti Acquisition, LLC					28,771	28,749	28,734
					$399,219	$395,981	$381,506
__________
(1) Represents the interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at March 31, 2016.
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
(5) This investment is on cash non-accrual status as of March 31, 2016.

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
The amortized cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $135.0 million, respectively, as of March 31, 2016 and $129.9 million and $128.9 million at amortized cost and fair value, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $3.0 million and $5.7 million on its investments in these notes for the three and six months ended March 31, 2016, respectively. The Company earned interest income of $1.5 million and $2.7 million on its investments in these notes for the three and six months ended March 31, 2015, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.1 million and $12.7 million, respectively, as of March 31, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. The Company earned dividend income of $1.1 million and $2.8 million for the three and six months ended March 31, 2016, respectively, with respect to its LLC equity interests. The Company earned dividend income of $1.8 million and $3.0 million for the three and six months ended March 31, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and March 31, 2015:

	March 31, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2016: $395,981; cost September 30, 2015: $392,978)	$381,506	$389,717
Receivables from secured financing arrangements at fair value (cost March 31, 2016: $10,018; cost September 30, 2015: $10,021)	9,365	9,723
Cash and cash equivalents	26,838	7,354
Restricted cash	6,938	6,126
Other assets	4,566	6,033
Total assets	$429,213	$418,953

Senior credit facilities payable	$252,851	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds March 31, 2016: $165,533 and September 30, 2015: $148,433)	154,323	147,334
Other liabilities	7,562	8,361
Total liabilities	$414,736	$405,012
Members' equity	14,477	13,941
Total liabilities and members' equity	$429,213	$418,953

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended March 31, 2016	Three months ended March 31, 2015	Six months ended March 31, 2016	Six months ended March 31, 2015
Selected Statements of Operations Information:
Interest income	$7,140	$5,086	$14,867	$8,759
Other income	91	175	436	623
Total investment income	7,231	5,261	15,303	9,382
Interest expense	6,171	3,016	11,078	5,429
Other expenses	112	95	243	133
Total expenses (1)	6,283	3,111	11,321	5,562
Net unrealized appreciation (depreciation)	5,219	2,077	(1,673)	150
Net realized loss	—	(39)	—	(240)
Net income	$6,167	$4,188	$2,309	$3,730
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended March 31, 2016, the Company sold $60.6 million of senior secured debt investments at fair value to SLF JV I in exchange for $54.0 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2016, the Company sold $70.0 million of senior secured debt investments at fair value to SLF JV I in exchange for $63.3 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.8 million realized loss on these transactions.
During the three months ended March 31, 2015, the Company sold $80.1 million of senior secured debt investments to SLF JV I in exchange for $80.1 million cash consideration. The Company recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2015, the Company sold $169.9 million of senior secured debt investments ($54.9 million of which was unsettled at December 31, 2014) to SLF JV I and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $179.9 million cash consideration. The Company recognized a $1.2 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of March 31, 2016 and September 30, 2015 was $1.5 million and $1.7 million, respectively.
As of March 31, 2016, the Company had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended March 31, 2016, the Company recorded total fee income of $5.2 million, $1.9 million of which was recurring in nature. For the six months ended March 31, 2016, the Company recorded total fee income of $14.0 million, $3.9 million of which was recurring in nature. For the three months ended March 31, 2015, the Company recorded total fee income of $4.6 million, $1.0 million of which was recurring in nature. For the six months ended March 31, 2015, the Company recorded total fee income of $9.2 million, $3.7 million of which was recurring in nature.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and six months ended March 31, 2016 and March 31, 2015:

(Share amounts in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015 (revised) (1)	Six months ended March 31, 2016 (1)	Six months ended March 31, 2015 (revised) (1)
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$4,980	$25,743	$(57,905)	$(2,727)
Weighted average common shares outstanding — basic	149,207	153,340	149,738	153,340
Earnings (loss) per common share — basic	$0.03	$0.17	$(0.39)	$(0.02)
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$4,980	$25,743	$(57,905)	$(2,727)
Adjustments for interest on convertible notes, base management fees and incentive fees	1,367	1,363	2,734	2,725
Net increase (decrease) in net assets resulting from operations, as adjusted	$6,347	$27,106	$(55,171)	$(2)
Weighted average common shares outstanding — basic	149,207	153,340	149,738	153,340
Adjustments for dilutive effect of convertible notes	7,790	7,790	7,790	7,790
Weighted average common shares outstanding — diluted	156,997	161,130	157,528	161,130
Earnings (loss) per common share — diluted	$0.03	$0.17	$(0.39)	$(0.02)
__________
(1) Items relating to the Convertible Notes outstanding that are anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the six months ended March 31, 2016, anti-dilution would total approximately $0.02. For the three and six months ended March 31, 2015, anti-dilution would total less than $0.01 and approximately $0.02, respectively.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2016 and March 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
Total for the six months ended March 31, 2016			$0.36	$ 50.6 million	621,246		$ 3.6 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
July 2, 2014	October 15, 2014	October 31, 2014	$0.0917	$ 13.3 million	82,390	(1)	$ 0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
Total for the six months ended March 31, 2015			$0.43	$ 62.4 million	243,014		$ 3.1 million
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2016 and March 31, 2015.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company expects to finance any stock repurchases with existing cash balances or by incurring leverage. During the three months ended March 31, 2016, the Company repurchased 3,079,316 shares of its common stock for $15.1 million, net of commissions.

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
As of March 31, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. As of March 31, 2016, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of March 31, 2016, the Company had $353.5 million of borrowings outstanding under the ING facility, which had a fair value of $353.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.696% for the six months ended March 31, 2016. For the three and six months ended March 31, 2016, the Company recorded interest expense of $3.1 million and $6.5 million, respectively, related to the ING facility. For the three and six months ended March 31, 2015, the Company recorded interest expense of $4.1 million and $7.0 million, respectively, related to the ING facility.

Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary ("Funding II"), entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement"), as amended from time to time, with respect to a credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of March 31, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, the Company concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of March 31, 2016, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of March 31, 2016, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.356% for the six months ended March 31, 2016. For the three and six months ended March 31, 2016, the Company recorded interest expense of $0.5 million and $0.9 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2015, the Company recorded interest expense of $0.5 million and $1.0 million, respectively, related to the Sumitomo facility.
SBIC Subsidiaries
On February 3, 2010, the Company's consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the United States Small Business Administration ("SBA") to operate as a small business investment company "(SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, the Company's consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V," and together with FSMP IV, the "SBIC Subsidiaries"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of March 31, 2016, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.7 million, as compared to $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.2 million, as compared to $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of March 31, 2016, the $225.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.323% (excluding the SBA annual charge).
For the three and six months ended March 31, 2016, the Company recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and six months ended

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

March 31, 2015, the Company recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow up to $175 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of March 31, 2016, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the six months ended March 31, 2016 and March 31, 2015 was as follows:

	Six months ended March 31, 2016	Six months ended March 31, 2015 (revised)
PIK balance at beginning of period	$50,678	$39,686
Gross PIK interest accrued	11,483	12,205
PIK income reserves (1)	(5,056)	(4,946)
PIK interest received in cash	(1,037)	(1,102)
PIK balance at end of period	$56,068	$45,843
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of March 31, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2016, September 30, 2015 and March 31, 2015 were as follows:

	March 31, 2016				September 30, 2015				March 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,067,120	90.94%	$2,010,347	96.05%	$2,226,334	95.08%	$2,206,418	97.97%	$2,342,962	96.02%	$2,326,748	97.86%
PIK non-accrual (1)	82,773	3.64	14,518	0.69	66,579	2.84	28,145	1.25	31,431	1.29	17,914	0.75
Cash non-accrual(1)	123,154	5.42	68,318	3.26	48,694	2.08	17,600	0.78	65,767	2.69	33,054	1.39
Total	$2,273,047	100.00%	$2,093,183	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,440,160	100.00%	$2,377,716	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of March 31, 2016, September 30, 2015 and March 31, 2015 was as follows:

	March 31, 2016	September 30, 2015	March 31, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	—	Cash non-accrual (1)	Cash non-accrual (1)
JTC Education, Inc.	Cash non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Edmentum, Inc.	—	—	Cash non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
Dominion Diagnostics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three and six months ended March 31, 2016 and March 31, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended March 31, 2016	Three months ended March 31, 2015	Six months ended March 31, 2016	Six months ended March 31, 2015
Cash interest income	$3,670	$1,710	$7,341	$1,710
PIK interest income	2,528	1,707	5,056	4,946
OID income	6,960	—	13,920	583
Total	$13,158	$3,417	$26,317	$7,239

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2016.

	Three months ended March 31, 2016	Six months ended March 31, 2016
Net increase (decrease) in net assets resulting from operations	$4,980	$(57,905)
Net unrealized (appreciation) depreciation on investments and secured borrowings	(6,303)	84,531
Book/tax difference due to loan fees	(1,081)	(3,546)
Book/tax difference due to exit fees	(429)	(858)
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to interest income on certain loans	12,877	26,121
Book/tax difference due to capital losses not recognized	27,450	28,338
Other book-tax differences	(1,913)	(5,612)
Taxable/Distributable Income(1)	$35,559	$71,025
__________
(1) The Company's taxable income for the three and six months ended March 31, 2016 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.
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
During the six months ended March 31, 2016, the Company recorded investment realization events, including the following:

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

•
In January 2016, the Company received a cash payment of $20.0 million from Crealta Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In February 2016, the Company received a cash payment of $15.7 million from All Metro Health Care Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In February 2016, the Company received a cash payment of $9.7 million from Long's Drugs Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In March 2016, the Company received a cash payment of $4.5 million from Janrain, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In March 2016, the Company received a cash payment of $0.8 million from Miche Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited and the Company recorded a realized loss in the amount of $1.7 million on this transaction. In addition, the Company has written-off its equity investment in Miche Group, LLC and recorded a realized loss of $6.4 million;

•
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in the restructured entity, Express Group Holdings LLC, and recorded a realized loss of $17.2 million on this transaction; and

•
During the six months ended March 31, 2016, the Company received payments of $163.5 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $0.8 million on these transactions.

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

During the six months ended March 31, 2016 and March 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $84.5 million and $39.0 million, respectively. For the six months ended March 31, 2016, the Company's net unrealized depreciation consisted of $105.9 million of net unrealized depreciation on debt investments offset by $6.2 million of net unrealized appreciation on equity investments, $14.7 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.5 million of net unrealized depreciation on secured borrowings.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the six months ended March 31, 2015, the Company’s net unrealized depreciation consisted of $46.3 million of net unrealized depreciation on debt investments and $5.8 million of net unrealized depreciation on equity investments, offset by $13.0 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.

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
Base Management Fee
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2% of the Company's gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
On January 20, 2016, the Company announced that the Investment Adviser has agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) was reduced from 2% to 1.75%. The other commercial terms of the Company’s existing investment advisory arrangement with the Investment Adviser remained unchanged.
On July 14, 2015, the Company announced that its investment adviser voluntarily agreed to a revised base management fee arrangement (the "Revised Management Fee") for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the "Waiver Period").
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by the Company to Fifth Street Management during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that Fifth Street Management will agree to waive management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to the Company’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 1.75% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The "Baseline NAV Percentage" is the percentage derived by dividing the Company’s net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the "Baseline NAV"), by the net asset value of the Company at the beginning of the fiscal quarter for which the fee is being calculated (the "New NAV"). The "Incremental NAV Percentage" is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
The Revised Management Fee modifies the base management fee payable to Fifth Street Management pursuant to the Company’s investment advisory agreement with Fifth Street Management and would result in a blended annual base management fee rate that will not be less than 1%, or greater than 1.75% if additional capital were raised.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which the Company issues or sells shares of its common stock, including new shares issued as dividends or pursuant to the Company's dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 1.75%.  Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
For the three and six months ended March 31, 2016, base management fees (net of waivers) were $9.9 million and $21.6 million, respectively. For the three and six months ended March 31, 2015, base management fees (net of waivers) were $13.0 million and $27.0 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and six months ended March 31, 2016, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2015, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively.
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
For the three and six months ended March 31, 2016, incentive fees were $4.2 million and $7.8 million, respectively. For the three and six months ended March 31, 2015, incentive fees were $7.0 million and $13.5 million, respectively.
At March 31, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $14.1 million and $16.5 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser. In this regard, FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with active lawsuits (see Note 16). To date, no amounts have been recorded in the consolidated financial statements related to these potential claims.
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
For the three months ended March 31, 2016, the Company accrued administrative expenses of $0.9 million, including $0.4 million of general and administrative expenses, which are due to FSC CT. For the six months ended March 31, 2016, the Company accrued administrative expenses of $2.4 million, including $1.3 million of general and administrative expenses, which are due to FSC CT. At March 31, 2016, $2.1 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities. For the three and six months ended March 31, 2015, the Company accrued administrative expenses of $1.2 million, including $0.5 million of general and administrative expenses, which were due to FSC CT and $3.7 million, including $1.7 million of general and administrative expenses, which were due to FSC CT, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended March 31, 2016	Three months ended March 31, 2015 (revised)	Six months ended March 31, 2016	Six months ended March 31, 2015 (revised)
Net asset value at beginning of period	$8.41	$9.18	$9.00	$9.64
Net investment income (4)	0.17	0.18	0.35	0.36
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	0.04	—	(0.57)	(0.25)
Net realized loss on investments, interest rate swap and secured borrowings (4)	(0.18)	(0.01)	(0.17)	(0.12)
Distributions to stockholders (4)	(0.18)	(0.15)	(0.36)	(0.43)
Repurchases of common stock	0.07	—	0.08	—
Net asset value at end of period	$8.33	$9.20	$8.33	$9.20
Per share market value at beginning of period	$6.38	$8.01	$6.17	$9.18
Per share market value at end of period	$5.02	$7.30	$5.02	$7.30
Total return (1)	(18.59)%	(7.04)%	(13.35)%	(16.22)%
Common shares outstanding at beginning of period	150,262,924	153,340,371	150,262,924	153,340,371
Common shares outstanding at end of period	147,183,608	153,340,371	147,183,608	153,340,371
Net assets at beginning of period	$1,263,113	$1,407,822	$1,353,094	$1,478,475
Net assets at end of period	$1,225,974	$1,410,303	$1,225,974	$1,410,303
Average net assets (2)	$1,250,822	$1,411,033	$1,281,885	$1,430,590
Ratio of net investment income to average net assets (5)	8.13%	8.08%	8.08%	7.64%
Ratio of total expenses to average net assets (excluding base management fee waiver) (5)	11.00%	11.05%	11.35%	10.86%
Base management fee waiver effect	(0.03)%	(0.03)%	(0.03)%	(0.03)%
Ratio of net expenses to average net assets (5)	10.97%	11.02%	11.32%	10.83%
Ratio of portfolio turnover to average investments at fair value	3.17%	3.20%	12.86%	8.42%
Weighted average outstanding debt (3)	$1,144,125	$1,360,530	$1,170,219	$1,271,599
Average debt per share (4)	$7.67	$8.87	$7.82	$8.29
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

Note 13. Convertible Notes
On April 12, 2011, the Company issued $152.0 million unsecured convertible notes (the "Convertible Notes"), including $2.0 million issued to Leonard M. Tannenbaum, the Company's former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the "Indenture"), between the Company and the Trustee.
The Convertible Notes matured on April 1, 2016 (the "Maturity Date"). The Convertible Notes bore interest at a rate of 5.375% per annum payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes were the Company's unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders could convert their Convertible Notes at any time. Upon conversion, the Company will deliver shares of its common stock. The conversion rate was 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate was subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of the Company's common stock in excess of a monthly distribution of $0.1066 per share, but was not adjusted for any accrued and unpaid interest. In addition, if certain corporate events occurred prior to the Maturity Date, the conversion rate would have been increased for converting holders. Based on the conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115 million convertible debt outstanding at March 31, 2016 is 7,790,273. If the Company delivers shares of common stock upon a conversion at the time that net asset value per share exceeds the conversion price in effect at such time, the Company's stockholders would have incurred dilution. In addition, the Company's stockholders would have experienced dilution in their ownership percentage of common stock upon the issuance of common stock in connection with the conversion of the Company's convertible notes and any dividends paid on common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion were not subject to registration rights.
The Company could not redeem the Convertible Notes prior to maturity. No sinking fund was provided for the Convertible Notes. In addition, if certain corporate events occurred in respect of the Company, holders of the Convertible Notes could have required the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.
The Indenture contained certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants were subject to limitations and exceptions that are described in the Indenture.
For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes. For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
The Company could have repurchased the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by the Company could have, at the Company's option, been surrendered to the Trustee for cancellation, but could not be reissued or resold by the Company. Any Convertible Notes surrendered for cancellation would have been promptly canceled and no longer outstanding under the Indenture. The Company did not repurchase Convertible Notes during the six months ended March 31, 2016.
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
As of March 31, 2016, there were $115.0 million Convertible Notes outstanding, which had a fair value of $115.0 million.

Note 14. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on the 2019 Notes is amortized on a straight-line basis over the term of the notes.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2016, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2016, the Company recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2015, the Company recorded interest expense of $3.3 million and $6.8 million, respectively, related to the 2019 Notes.
As of March 31, 2016, there were $250.0 million 2019 Notes outstanding, which had a fair value of $247.2 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2016, there were $75.0 million 2024 Notes outstanding, which had a fair value of $73.3 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2016 the Company did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. For the three and six months ended March 31, 2015, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.8 million.

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
As of March 31, 2016, secured borrowings at fair value totaled $18.5 million and the fair value of the investment that is associated with these secured borrowings was $51.1 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2016 and March 31, 2015, there were $2.2 million and $62.3 million of repayments on secured borrowings, respectively.
For the three and six months ended March 31, 2016, the Company recorded interest expense of $0.4 million and $0.7 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2015, the Company recorded interest expense of $0.4 million and $0.9 million, respectively, related to the secured borrowings.
As of March 31, 2016, there were $19.6 million of secured borrowings outstanding, which had a fair value of $18.5 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Commitments and Contingencies
Shareholder Actions and Legal Proceedings
The Company has been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. On April 1, 2016, a consolidated amended complaint was filed in the Southern District of New York consolidating these three class action lawsuits, Case No. 1:15-cv-07759. The defendants in the consolidated case are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), the Company and FSAM.
The lawsuits allege violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of investors who purchased common stock of the Company between July 7, 2014, and February 6, 2015, inclusive.  The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of the Company’s investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as the asset manager and investment adviser of the Company.  For example, the lawsuits allege that the Company improperly delayed the write-down of five of its investments until the fiscal quarter ending in December 31, 2014, after FSAM conducted its initial public offering ("IPO") in October 2014, when the Company should have taken the write-down before FSAM’s IPO.  The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
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
On January 27, 2016, two stockholder derivative actions were filed on behalf of the Company in the Superior Court Judicial District of Stamford/Norwalk at Stamford, The first complaint is captioned John Durgerian v. Leonard M. Tannenbaum, et al. and names certain current and past officers and/or directors, consisting of Leonard Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Jeffrey R. Kay, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison and Frank C. Meyer, and FSAM as defendants and the Company as the nominal defendant (collectively, the “Connecticut Action Defendants”). The second complaint is captioned Kamile Dahne v. Leonard M. Tannenbaum, et al., and names certain current and past officers and/or directors, consisting of the Connecticut Action Defendants. The complaints allege that the Company’s board of directors approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct to make FSAM appear more attractive to potential investors before its initial public offering. The plaintiffs seek actions to reform and improve the Company’s corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
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
Two stockholder derivative actions have been filed on behalf of the Company in the Court of Chancery in the State of Delaware following review of certain records requested pursuant to Section 220 of the Delaware General Corporation Law. The first lawsuit was publicly filed on April 6, 2016 and is captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., and the second lawsuit was publicly filed on April 11, 2016 and is captioned James C. Cooper v. Leonard M. Tannenbaum, et al. The defendants in each of these derivative actions are Leonard Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Steven M. Noreika, David H. Harrison, Frank C. Meyer and FSAM as defendants and FSC as the nominal defendant. The complaints allege breach of the fiduciary duties of and unjust enrichment to the defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against the Company and others and the derivative actions described in the preceding paragraphs. The plaintiffs seek actions to reform and improve the Company’s corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
The Company intends to defend itself vigorously against the allegations raised in these lawsuits.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of March 31, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with these lawsuits. To date, no amounts have been recorded in the consolidated financial statements related to these potential claims.
In connection with the matters described above, the Company incurred professional fees of $3.6 million and $9.2 million, respectively, for the three and six months ended March 31, 2016. Certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. The Company cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.

Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $262.2 million and $305.3 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of March 31, 2016 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of March 31, 2016 and September 30, 2015 is shown in the table below:

	March 31, 2016	September 30, 2015
Yeti Acquisition, LLC	$47,500	$40,000
Legalzoom.com, Inc.	15,427	8,815
BMC Software Finance, Inc.	15,000	15,000
Lift Brands Holdings, Inc.	14,500	17,000
Senior Loan Fund JV 1, LLC	14,065	30,690
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,868	9,868
Valet Merger Sub, Inc.	7,461	13,700
Refac Optical Group	6,400	6,400
InMotion Entertainment Group, LLC	6,330	6,308
BeyondTrust Software, Inc.	5,995	5,995
TIBCO Software, Inc.	5,800	5,800
Integrated Petroleum Technologies, Inc.	5,397	5,397
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Trialcard Incorporated	4,900	4,900
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
Discovery Practice Management, Inc.	4,255	6,347
Metamorph US 3, LLC	3,675	3,675
My Alarm Center, LLC	3,527	2,068
WeddingWire, Inc.	3,000	3,000
Express Group Holdings LLC	2,768	—
Eagle Hospital Physicians, Inc.	2,753	1,820
TransTrade Operators, Inc.	2,594	1,559
OmniSYS Acquisition Corporation	2,500	2,500
Ameritox, Ltd	2,475	6,400
Teaching Strategies, LLC	2,400	2,400
Motion Recruitment Partners LLC	2,356	2,900
First American Payment Systems, LP	2,125	4,225
ExamSoft Worldwide, Inc.	2,000	2,000
Cenegenics, LLC	1,801	—
Edmentum, Inc.	1,731	2,664
Phoenix Brands Merger Sub LLC	1,615	1,286
HealthDrive Corporation	1,134	734
Webster Capital III, L.P. (limited partnership)	1,131	1,149
Edge Fitness, LLC	1,103	3,735
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,125	1,396
Garretson Firm Resolution Group, Inc.	1,066	993
Riverside Fund V, LP (limited partnership interest)	1,024	1,047
Sterling Capital Partners IV, L.P. (limited partnership interest)	521	762
RCP Direct II, LP (limited partnership interest)	754	754
SPC Partners V, L.P. (limited partnership interest)	739	1,428
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	455	316
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	698	1,198
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	628	924
L Squared Capital Partners (limited partnership interest)	430	438
Riverside Fund IV, LP (limited partnership interest)	357	357
Milestone Partners IV, LP (limited partnership interest)	273	429
ACON Equity Partners III, LP (limited partnership interest)	278	318
Riverlake Equity Partners II, LP (limited partnership interest)	238	358
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
RCP Direct, LP (limited partnership interest)	198	188
First Choice ER, LLC	—	9,451
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$262,168	$305,326

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2016 except as discussed below:
On April 1, 2016, the Company repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under the ING facility.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On April 11, 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged its debt securities for debt and equity securities in the restructured entity. The fair value of the Company's debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016.
During April 2016, the Company repurchased 1.9 million shares of its common stock in the open market pursuant to a Rule 10b5-1 plan under its common stock repurchase program for an aggregate cost of $10.0 million.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2016
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,310	$16,878	$336	$(8)	$17,206
LC Facility, 8.5% cash due 12/31/2016	66	1,444	4	(4)	1,444
746,114 Series A Preferred Units	1,043	19,414	1,043	(43)	20,414
746,114 Common Stock Units	—	5,930	—	(4,325)	1,605
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	418	8,713	1,015	(272)	9,456
First Lien Revolver, 8% cash due 5/31/2016	169	1,555	3,365	(4,920)	—
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	345	5,313	139	(2,164)	3,288
10,104,401 Common Units	—	9,500	—	(3,262)	6,238
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	1,889	47,824	12,330	(5,666)	54,488
2,058,411.64 Common Units	—	1,965	679	(1,632)	1,012
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	163	24,836	520	(773)	24,583
4,293,756 Common Units	—	2,773	1,682	(1,307)	3,148
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	542	13,066	585	(52)	13,599
First Lien Term Loan B, 8.1% PIK due 8/1/2016	150	3,574	161	(15)	3,720
First Lien Revolver, 8% cash due 8/1/2016	119	2,847	7	(941)	1,913
4,100,000 Class A Common Units	—	5,464	561	(604)	5,421
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	5,735	128,917	14,963	(8,847)	135,033
87.5% equity interest	2,799	12,205	6,012	(5,557)	12,660
Miche Group, LLC
First Lien Revolver, 8% cash due 12/18/2016	100	2,500	—	(2,500)	—
100 units in FSFC Miche, Inc.	—	4,175	500	(4,675)	—
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)	101	—	11,863	—	11,863
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)	103	—	3,322	—	3,322
14,033,391 Series B Preferred Units	—	—	3,982	—	3,982
280,668 Series A Preferred Units	—	—	1,593	—	1,593
1,456,344 Common Units	—	—	—	—	—
Total Control Investments	$15,052	$318,893	$64,662	$(47,567)	$335,988
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$572	$9,389	$139	$(208)	$9,320
1,080,399 shares of Series A Preferred Stock	—	4,213	—	(174)	4,039
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,190	26,240	356	(1,907)	24,689
4,668,788 shares of Preferred Stock	—	764	653	(307)	1,110
Total Affiliate Investments	$2,762	$40,606	$1,148	$(2,596)	$39,158
Total Control & Affiliate Investments	$17,814	$359,499	$65,810	$(50,163)	$375,146

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

(5)
Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at March 31, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,248	$14,905	$352	$(124)	$15,133
LC Facility, 8.5% cash due 12/31/2016	33	—	4	(4)	—
746,114 Series A Preferred Units	899	17,564	900	—	18,464
746,114 Common Stock Units	—	6,113	—	(1,847)	4,266
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	212	11,109	646	(2,256)	9,499
First Lien Revolver, 8% cash due 5/31/2016	41	—	1,225	(671)	554
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	5,135	96,935	2,282	(1,866)	97,351
875,933 Class A Units	—	31,786	—	(11,017)	20,769
First Star Aviation, LLC
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,081	16,556	601	(1,803)	15,354
10,104,401 Common Units	—	10,329	1,531	(76)	11,784
First Star Speir Aviation 1 Limited
First Lien Term Loan, 9% cash due 12/15/2015	1,000	61,155	947	(13,671)	48,431
2,058,411.64 Common Units	—	3,572	901	(1,931)	2,542
First Star Bermuda Aviation Limited
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,105	35,606	863	(11,008)	25,461
4,256,042 Common Units	—	5,839	—	(1,605)	4,234
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	497	11,924	570	(46)	12,448
First Lien Term Loan B, 8.1% PIK due 8/1/2016	137	3,262	157	(14)	3,405
First Lien Revolver, 8% cash due 8/1/2016	120	2,847	5	(5)	2,847
4,100,000 Class A Common Units	—	5,738	725	—	6,463
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	2,668	53,984	27,109	(159)	80,934
87.5% equity interest (5)	2,975	5,650	5,127	(1,753)	9,024
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	77	—	1,450	—	1,450
100 units in FSFC Miche, Inc.	—	—	5,305	(924)	4,381
Total Control Investments	$17,228	$394,874	$52,700	$(52,780)	$394,794
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	557	9,062	183	(93)	9,152
1,080,399 shares of Series A Preferred Stock	—	3,805	130	(127)	3,808
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	39	1,222	6	(724)	504
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	2,024	26,032	516	(17)	26,531
4,668,788 shares of Preferred Stock	—	643	191	(180)	654
Total Affiliate Investments	$2,620	$40,764	$1,026	$(1,141)	$40,649
Total Control & Affiliate Investments	$19,848	$435,638	$53,726	$(53,921)	$435,443

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

(5)
Together with Kemper, the Company co-invests through SLF JV I. SLF JV I is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF JV I must be approved by the SLF JV I investment committee consisting of representatives of the Company and Kemper (with approval from a representative of each required).

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2015 and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2016. Other factors that could cause actual results to differ materially include:

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
Except as otherwise specified, references to the "Company," "we," "us," and "our," refer to Fifth Street Finance Corp and its consolidated subsidiaries.
All amounts are in thousands, except share and per share amounts, percentages and as otherwise indicated.
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. We have qualified and elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes.
Our investment objective is to produce current income from investing primarily in small and middle-market companies in the form of senior secured loans and subordinated debt investments. To a lesser extent, we also make equity investments in connection with certain debt transactions. Our investments are generally made in connection with investments by private equity sponsors.
We are externally managed by Fifth Street Management LLC, or the Investment Adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC or FSC CT, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for us to operate.

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
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with the portfolio managers of the Investment Adviser and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•
The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio for which market quotations are not readily available; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio for which market quotations are not readily available in good faith.
The fair value of our investments at March 31, 2016 and September 30, 2015 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2016, 69.2% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
For the quarter ended September 30, 2015	88.3%
For the quarter ended December 31, 2015	77.1%
For the quarter ended March 31, 2016	69.2%
As of March 31, 2016 and September 30, 2015, approximately 93.1% and 92.9%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
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
As of March 31, 2016, there were five investments on which we had stopped accruing cash and/or payment in kind, or PIK interest or OID income.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2016, we had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments.
Payment-in-Kind (PIK) Interest
Our loans may contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; monthly and quarterly financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success, including product development, profitability and the portfolio company's overall adherence to its business plan; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments in our Consolidated Financial Statements and, as a result, increases the cost basis of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $56.1 million, or 2.5%, of the fair value of our portfolio of investments as of March 31, 2016 and $50.7 million, or 2.1%, as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2016	September 30, 2015
Cost:
Senior secured debt	79.23%	78.54%
Subordinated debt	9.05	10.90
Subordinated notes of SLF JV I	6.01	5.25
LLC equity interests of SLF JV I	0.67	0.58
Purchased equity	3.59	3.64
Equity grants	0.41	0.18
Limited partnership interests	1.04	0.91
Total	100.00%	100.00%

	March 31, 2016	September 30, 2015
Fair value:
Senior secured debt	79.86%	78.80%
Subordinated debt	6.97	9.58
Subordinated notes of SLF JV I	5.99	5.37
LLC equity interests of SLF JV I	0.56	0.51
Purchased equity	4.92	4.42
Equity grants	0.65	0.41
Limited partnership interests	1.05	0.91
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2016	September 30, 2015
Cost:
Healthcare services	16.14%	20.76%
Internet software & services	15.03	11.84
Advertising	7.32	5.85
Multi-sector holdings	7.32	6.36
Healthcare equipment	4.74	2.86
Airlines	3.90	3.62
Education services	3.81	4.45
Diversified support services	3.61	3.44
Data processing & outsourced services	3.29	3.25
Integrated telecommunication services	3.18	3.55
Research & consulting services	2.86	2.00
Environmental & facilities services	2.17	3.21
IT consulting & other services	2.14	2.08
Oil & gas equipment services	1.99	2.57
Specialty stores	1.98	2.37
Application software	1.94	2.00
Industrial machinery	1.93	1.91
Pharmaceuticals	1.86	2.49
Leisure products	1.72	1.39
Construction & engineering	1.71	1.62
Leisure facilities	1.57	1.34
Household products	1.48	1.47
Air freight and logistics	1.20	1.12
Consumer electronics	1.06	1.06
Home improvement retail	1.04	1.06
Food distributors	0.74	0.72
Auto parts & equipment	0.69	0.67
Apparel, accessories & luxury goods	0.65	0.96
Other diversified financial services	0.64	0.63
Security & alarm services	0.61	0.90
Food retail	0.45	0.44
Thrift & mortgage finance	0.40	0.39
Healthcare technology	0.33	0.32
Specialized consumer services	0.27	0.67
Specialty chemicals	0.21	—
Human resources & employment services	0.02	0.63
Total	100.00%	100.00%

	March 31, 2016	September 30, 2015
Fair value:
Healthcare services	14.96%	21.29%
Internet software & services	14.54	11.51
Advertising	7.69	6.05
Multi-sector holdings	7.18	6.39
Healthcare equipment	5.02	2.94
Airlines	4.11	3.84
Diversified support services	3.73	3.53
Education services	3.48	4.08
Data processing & outsourced services	3.26	3.21
Integrated telecommunication services	3.21	3.64
Leisure products	3.16	1.88
Research & consulting services	3.04	2.06
Environmental & facilities services	2.36	3.31
Application software	2.24	2.25
IT consulting & other services	2.24	2.11
Industrial machinery	2.22	2.15
Specialty stores	2.09	2.41
Pharmaceuticals	1.99	2.60
Oil & gas equipment services	1.83	1.76
Construction & engineering	1.80	1.82
Leisure facilities	1.70	1.44
Home improvement retail	1.14	1.12
Consumer electronics	1.14	1.08
Auto parts & equipment	0.80	0.77
Food distributors	0.78	0.75
Other diversified financial services	0.68	0.66
Security & alarm services	0.65	0.92
Apparel, accessories & luxury goods	0.61	0.93
Food retail	0.45	0.46
Air freight and logistics	0.42	0.43
Thrift & mortgage finance	0.42	0.40
Household products	0.24	0.53
Specialized consumer services	0.28	0.69
Healthcare technology	0.28	0.32
Specialty chemicals	0.24	—
Human resources & employment services	0.02	0.67
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2016 and September 30, 2015:

Investment Ranking	March 31, 2016				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$85,034	3.77%	0.75		$215,095	8.95%	1.85
2	2,064,521	91.55	5.05		2,040,006	84.91	4.94
3	29,916	1.33	8.12		122,128	5.08	5.54
4	75,662	3.35	NM	(1)	25,266	1.06	NM	(1)
Total	$2,255,133	100.00%	4.93		$2,402,495	100.00%	4.60
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2016, we had modified the payment terms of our investments in 18 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2016, September 30, 2015 and March 31, 2015 were as follows:

	March 31, 2016				September 30, 2015				March 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,067,120	90.94%	$2,010,347	96.05%	$2,226,334	95.08%	$2,206,418	97.97%	$2,342,962	96.02%	$2,326,748	97.86%
PIK non-accrual (1)	82,773	3.64	14,518	0.69	66,579	2.84	28,145	1.25	31,431	1.29	17,914	0.75
Cash non-accrual(1)	123,154	5.42	68,318	3.26	48,694	2.08	17,600	0.78	65,767	2.69	33,054.00	1.39
Total	$2,273,047	100.00%	$2,093,183	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,440,160	100.00%	$2,377,716	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2016, September 30, 2015 and March 31, 2015 was as follows:

	March 31, 2016	September 30, 2015	March 31, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	—	Cash non-accrual (1)	Cash non-accrual (1)
JTC Education, Inc.	Cash non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Edmentum, Inc.	—	—	Cash non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
Dominion Diagnostics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three and six months ended March 31, 2016 and March 31, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended March 31, 2016	Three months ended March 31, 2015	Six months ended March 31, 2016	Six months ended March 31, 2015
Cash interest income	$3,670	$1,710	$7,341	$1,710
PIK interest income	2,528	1,707	5,056	4,946
OID income	6,960	—	13,920	583
Total	$13,158	$3,417	$26,317	$7,239

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form Senior Loan Fund JC I, LLC, or SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of March 31, 2016 and September 30, 2015, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
SLF JV I has a $200.0 million credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility. The Deutsche Bank facility has a maturity date of July 1, 2019 and borrowings under the facility bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.25% per annum. $151.1 million and $188.6 million was outstanding under this facility as of March 31, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, or the Credit Suisse facility, bringing SLF JV I’s total debt capacity to $400.0 million.  The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $101.7 million and $53.0 million, respectively, was outstanding under this facility as of March 31, 2016 and September 30, 2015.
Borrowings under the Deutsche Bank facility and Credit Suisse facility are secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.

As of March 31, 2016 and September 30, 2015, SLF JV I had total assets of $429.2 million and $419.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $12.7 million and subordinated notes of $135.0 million, at fair value as of March 31, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 38 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of March 31, 2016 and September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of March 31, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from us. As of March 31, 2016 and September 30, 2015, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of March 31, 2016 and September 30, 2015, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Senior secured loans (1)	$399,219	$395,193
Weighted average interest rate on senior secured loans (2)	7.87%	7.99%
Number of borrowers in SLF JV I	38	34
Largest exposure to a single borrower (1)	$28,771	$30,000
Total of five largest loan exposures to borrowers (1)	$107,507	$118,584
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Loan Portfolio as of March 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,969	$4,893	$4,882
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,270	9,239	8,993
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,712	8,736	8,516
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	6/23/2019	LIBOR+7.5% (1% floor)	19,625	19,287	11,521
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	9,358	9,278	9,238
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,281	3,247	3,178
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,875	9,726	9,483
Total Compuware Corporation					13,156	12,973	12,661
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,534	2,528	2,528
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,567	4,439
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,828	9,888	9,624
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10,600	10,603	10,446
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,675	19,340	18,838
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,068	6,041	5,992
GTCR Valor Companies, Inc.	Advertising	First Lien	5/30/2021	LIBOR+5% (1% floor)	9,850	9,662	9,788
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,625	9,649	9,400
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,625	9,494	9,400

Total InMotion Entertainment Group, LLC					19,250	19,143	18,800
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	9,062	9,062	7,146
Language Line, LLC (3)	Integrated telecommunication services	First Lien	7/7/2021	LIBOR+5.5% (1% floor)	9,778	9,750	9,753
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,875	19,460	19,428
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,299	19,266	18,824
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	11,971	11,964	11,860
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	10,234	10,085	10,078
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,625	4,538	4,575
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,992	2,931
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,394	4,378	4,263
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,045	1,034	1,009
Total My Alarm Center, LLC					8,439	8,404	8,203
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	1,952	1,895	1,899
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7,980	7,887	7,820
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	12,668	12,676	12,155
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,561	19,540	19,431
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	8,671	8,587	8,615
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,489	4,445	4,466
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,772	4,548	4,307
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	5,221	5,101	5,220
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,529
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,604	13,491	13,677
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,850	9,664	9,685
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,962	14,747	14,905
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,888	4,888	4,325
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,693	2,669	2,680
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,975	9,927	9,925
Yeti Acquisition, LLC (3)	Leisure products	First Lien	6/15/2017	LIBOR+7% (1.25% floor)	20,146	20,121	20,135
		First Lien	6/15/2017	LIBOR+10.25% (1.25% floor) 1% PIK	8,625	8,628	8,599
Total Yeti Acquisition, LLC					28,771	28,749	28,734
					$399,219	$395,981	$381,506
__________________
(1) Represents the current interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at March 31, 2016.
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
(5) This investment is on cash non-accrual status as of March 31, 2016.

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

The amortized cost and fair value of the subordinated notes held by us was $144.8 million and $135.0 million, respectively, as of March 31, 2016 and $129.9 million and $128.9 million, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $3.0 million and $5.7 million on our investments in these notes for the three and six months ended March 31, 2016, respectively. We earned interest income of $1.5 million and $2.7 million on our investments in these notes for the three and six months ended March 31, 2015, respectively. The cost and fair value of the LLC equity interests held by us was $16.1 million and $12.7 million, respectively, as of March 31, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. We earned dividend income of $1.1 million and $2.8 million, respectively, for the three and six months ended March 31, 2016 with respect to our LLC equity interests. We earned dividend income of $1.8 million and $3.0 million for the three and six months ended March 31, 2015, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis. The total investment income earned on SLF JV I represented a 10.4% and 15.4% weighted average annualized return on our total investment as of March 31, 2016 and September 30, 2015, respectively.
Below is certain summarized financial information for SLF JV I as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and March 31, 2015:

	March 31, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2016: $395,981; cost September 30, 2015: $392,978)	$381,506	$389,717
Receivables from secured financing arrangements at fair value (cost March 31, 2016: $10,018; cost September 30, 2015: $10,021)	9,365	9,723
Cash and cash equivalents	26,838	7,354
Restricted cash	6,938	6,126
Other assets	4,566	6,033
Total assets	$429,213	$418,953

Senior credit facilities payable	$252,851	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds March 31, 2016: $165,533 and September 30, 2015: $148,433)	154,323	147,334
Other liabilities	7,562	8,361
Total liabilities	$414,736	$405,012
Members' equity	14,477	13,941
Total liabilities and members' equity	$429,213	$418,953

	Three months ended March 31, 2016	Three months ended March 31, 2015	Six months ended March 31, 2016	Six months ended March 31, 2015
Selected Statements of Operations Information:
Interest income	$7,140	$5,086	$14,867	$8,759
Other income	91	175	436	623
Total investment income	7,231	5,261	15,303	9,382
Interest expense	6,171	3,016	11,078	5,429
Other expenses	112	95	243	133
Total expenses (1)	6,283	3,111	11,321	5,562
Net unrealized appreciation (depreciation)	5,219	2,077	(1,673)	150
Net realized loss	—	(39)	—	(240)
Net income	$6,167	$4,188	$2,309	$3,730
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended March 31, 2016, we sold $60.6 million of senior secured debt investments at fair value to SLF JV I in exchange for $54.0 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2016, we sold $70.0 million of senior secured debt investments at fair value to SLF JV I in exchange for $63.3 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.8 million realized loss on these transactions.
During the three months ended March 31, 2015, we sold $80.1 million of senior secured debt investments to SLF JV I in exchange for $80.1 million cash consideration. We recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2015, we sold $169.9 million of senior secured debt investments ($54.9 million of which was unsettled at December 31, 2014) to SLF JV I and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $179.9 million cash consideration. We recognized a $1.2 million realized loss on these transactions.
Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s staff Accounting Bulletin ("SAB") No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, we recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three and six months ended March 31, 2015, which are included in the revised three and six months ended March 31, 2015 financial information. These errors did not impact the financial information for three and six months ended March 31, 2016. See Note 2 to the Consolidated Financial Statements for the detail on total immaterial revisions for the three and six months ended March 31, 2015.
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

Comparison of three and six months ended March 31, 2016 and March 31, 2015
Total Investment Income
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
Total investment income for the three months ended March 31, 2016 and March 31, 2015 was $59.6 million and $66.5 million, respectively. For the three months ended March 31, 2016, this amount primarily consisted of $52.5 million of interest income from portfolio investments (which included $3.1 million of PIK interest) and $5.2 million of fee income. For the three months ended March 31, 2015, this amount primarily consisted of $58.5 million of interest income from portfolio investments (which included $3.2 million of PIK interest) and $4.6 million of fee income.
Total investment income for the six months ended March 31, 2016 and March 31, 2015 was $124.7 million and $131.8 million, respectively. For the six months ended March 31, 2016, this amount primarily consisted of $106.9 million of interest income from portfolio investments (which included $6.4 million of PIK interest) and $14.0 million of fee income. For the six months ended March 31, 2015, this amount primarily consisted of $116.5 million of interest income from portfolio investments (which included $7.3 million of PIK interest) and $9.2 million of fee income.
Total investment income for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015 decreased primarily due to lower interest income due to a decrease in the size of our investment portfolio.
Expenses
Net expenses (expenses net of base management fee waivers) for the three months ended March 31, 2016 and March 31, 2015 were $34.2 million and $38.3 million, respectively. Net expenses decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, by $4.1 million, due primarily to a $3.1 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our investment adviser effective January 1, 2016, and a $2.8 million decrease in incentive fees, which was attributable to a 16.0% decrease in pre-incentive fee net investment income for the year-over-year period. The decrease in fees paid to our investment adviser was partially offset by a $3.5 million increase in professional fees.
Net expenses (expenses net of base management fee waivers) for the six months ended March 31, 2016 and March 31, 2015 were $72.8 million and $77.3 million, respectively. Net expenses decreased for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, by $4.5 million, due primarily to a $5.4 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our investment adviser effective January 1, 2016, and a $5.7 million decrease in incentive fees, which was attributable to a 12.2% decrease in pre-incentive fee net investment income for the year-over-year period. The decrease in fees paid to our investment adviser was partially offset by a $9.3 million increase in professional fees.
Net Investment Income
As a result of the $6.9 million decrease in total investment income and the $4.1 million decrease in net expenses, net investment income for the three months ended March 31, 2016 decreased by $2.8 million, or 9.9%, compared to the three months ended March 31, 2015.
As a result of the $7.1 million decrease in total investment income and the $4.5 million decrease in net expenses, net investment income for the six months ended March 31, 2016 decreased by $2.6 million, or 4.8%, compared to the six months ended March 31, 2015.
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
During the six months ended March 31, 2016, we recorded investment realization events, including the following:

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

•
In January 2016, we received a cash payment of $20.0 million from Crealta Pharmaceuticals LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In February 2016, we received a cash payment of $15.7 million from All Metro Health Care Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In February 2016, we received a cash payment of $9.7 million from Long's Drugs Incorporated in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In March 2016, we received a cash payment of $4.5 million from Janrain, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In March 2016, we received a cash payment of $0.8 million from Miche Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited and we recorded a realized loss in the amount of $1.7 million on this transaction. In addition, we have written-off its equity investment in Miche Group, LLC and recorded a realized loss of $6.4 million;

•
In March 2016, we restructured its investment in CCCG, LLC. As part of the restructuring, we exchanged cash and its debt securities for debt and equity securities in the restructured entity, Express Group Holdings LLC, and recorded a realized loss of $17.2 million on this transaction; and

•
During the six months ended March 31, 2016, we received payments of $163.5 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $0.8 million on these transactions.

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

•
In February 2015, we received a cash payment of $17.5 million from HealthEdge Software, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the six months ended March 31, 2015, we received $481.4 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded a net realized loss of $1.6 million on these transactions.

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
During the three and six months ended March 31, 2016, we recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $6.3 million and $(84.5) million, respectively. For the three months ended March 31, 2016, this consisted of $15.9 million of net unrealized appreciation on equity investments, $16.9 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.3 million of net unrealized depreciation on secured borrowings, offset by $26.8 million of net unrealized depreciation on debt investments. For the six months ended March 31, 2016, this consisted of $105.9 million of net unrealized depreciation on debt investments offset by $6.2 million of net unrealized appreciation on equity investments, $14.7 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.5 million of net unrealized depreciation on secured borrowings.
During the three and six months ended March 31, 2015, we recorded net unrealized depreciation on investments and secured borrowings of $0.5 million and $39.0 million. For the three months ended March 31, 2015, this consisted of $2.9 million of net unrealized depreciation on equity investments, $0.1 million of net reclassifications to realized gains (resulting in unrealized depreciation) and $0.2 million of net unrealized appreciation on secured borrowings, offset by $2.7 million of net unrealized appreciation on debt investments. For the six months ended March 31, 2015, this consisted of $46.3 million of net unrealized depreciation on debt investments and $5.8 million of net unrealized depreciation on equity investments, offset by $13.0 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
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
For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $16.1 million. During that period, we received $85.3 million of net cash from operating activities, primarily from $471.6 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $51.9 million of net investment income, partially offset by funding $425.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $101.4 million, primarily consisting of $30.0 million of net repayments under our credit facilities, $50.6 million of cash distributions paid to our stockholders, $15.1 million of repurchases of common stock under stock repurchase program, $2.2 million of repayments of secured borrowings and $3.6 million of repurchases of common stock under our DRIP.
For the six months ended March 31, 2015, we experienced a net increase in cash and cash equivalents of $22.0 million. During that period, we used $45.1 million of net cash in operating activities, primarily for the funding of $906.3 million of investments and net revolvers, partially offset by $819.7 million of principal payments, PIK payments and sale proceeds received and cash activities related to $54.5 million of net investment income. During the same period, net cash provided by financing activities was $67.1 million, primarily consisting of $194.9 million of net borrowings under our credit facilities, partially offset by $62.4 million of cash distributions paid to our stockholders, $62.3 million of repayments of secured borrowings and $3.1 million of repurchases of common stock under our DRIP.
As of March 31, 2016, we had $134.5 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.3 billion, $14.0 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $397.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.5 million of unsecured notes payable, $18.5 million of secured borrowings and unfunded commitments of $262.2 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of March 31, 2016, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we repaid in full our Convertible Notes on their maturity date of April 1, 2016. In order to fund this repayment, we utilized cash on hand and borrowings under our ING revolving credit facility.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 21, 2013	December 13, 2013	December 30, 2013	0.0500	6.3 million	69,291	(1)	0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06
February 8, 2016	May 13, 2016	May 31, 2016	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

The following table reflects share transactions that occurred from October 1, 2012 through March 31, 2016:

Date	Transaction	Shares	Public Offering Price Per Share	Gross Proceeds
December 2012	Public offering (1)	14,725,000	$10.68	$157.3 million
April 2013	Public offering (1)	14,435,253	10.85	156.5 million
September 2013	Public offering (1)	17,643,000	10.31	181.9 million
July 2014	Public offering	13,250,000	9.95	131.8 million
  ______________
(1) Includes the underwriters' partial exercise of their option to purchase additional shares.
On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as our management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. We expect to finance any stock repurchases with existing cash balances or by incurring leverage. During the three months ended and six months ended March 31, 2016, we repurchased 3,079,316 shares of our common stock for $15.1 million, net of commissions. We repurchased 5 million shares of our common stock through April 2016 for an aggregate cost of $25.1 million.
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
As of March 31, 2016, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $136.7 million, as compared to a fair value of $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of March 31, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $64.2 million, as compared to a fair value of $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As a result, the $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of March 31, 2016.
For the three and six months ended March 31, 2016, we recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and six months ended March 31, 2015, we recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
As of March 31, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. As of March 31, 2016, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of March 31, 2016, we had $353.5 million of borrowings outstanding under the ING facility, which had a fair value of $353.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.696% for the three months ended March 31, 2016. For the three and six months ended March 31, 2016, we recorded interest expense of $3.1 million and $6.5 million, respectively, related to the ING facility. For the three and six months ended March 31, 2015, we recorded interest expense of $4.1 million and $7.0 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a Loan and Servicing Agreement, or Sumitomo Agreement, as amended from time to time, with respect to a credit facility, or the Sumitomo facility, with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of March 31, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of March 31, 2016, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of March 31, 2016, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.356% for the six months ended March 31, 2016. For the three and six months ended March 31, 2016, we recorded interest expense of $0.5 million and $0.9 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2015, we recorded interest expense of $0.5 million and $1.0 million, respectively, related to the Sumitomo facility.
As of March 31, 2016, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$981 million	$1,263 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.39:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.11:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended December 31, 2015. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended March 31, 2016.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2015.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of March 31, 2016):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million					LIBOR + 2.25%
	11/12/2015	Expanded credit facility	710 million	0.1 million	$710 million		$345 million	$365 million	LIBOR (4) + 2.25%
SBA debentures	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—					LIBOR + 2.25%
	8/17/2015	Amended credit facility	125 million	0.4 million	62 million	(1)	44 million	18 million	LIBOR (3) + 2%/2.25% (5)
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option

(5)	LIBOR +2.0% when the facility is drawn more than 35%. Otherwise, LIBOR +2.25%
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes matured on April 1, 2016, or Maturity Date. The Convertible Notes bore interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders could convert their Convertible Notes at any time. Upon conversion, we will deliver shares of our common stock. The conversion rate was 67.7415 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $14.76 per share of common stock). The conversion rate was subject to customary anti-dilution adjustments, including for any cash dividends or distributions paid on shares of our common stock in excess of a monthly distribution of $0.1066 per share, but was not adjusted for any accrued and unpaid interest. In addition, if certain corporate events occurred prior to the Maturity Date, the conversion rate would have been increased for converting holders. Based on the conversion rate, the maximum number of shares of common stock that would be issued upon conversion of the $115.0 million Convertible Notes outstanding at March 31, 2016 is 7,790,273. If we deliver shares of common stock upon a conversion at the time our net asset value per share exceeds the conversion price in effect at such time, our stockholders would have incurred dilution. In addition, our stockholders would have experienced dilution in their ownership percentage of our common stock upon our issuance of common stock in connection with the conversion of our Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance. The shares of common stock issued upon a conversion were not subject to registration rights.

We could not redeem the Convertible Notes prior to maturity. No sinking fund was provided for the Convertible Notes. In addition, if certain corporate events occurred in respect to us, holders of the Convertible Notes could have required us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.
The Indenture contained certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants were subject to limitations and exceptions that are described in the Indenture. We could have repurchased the Convertible Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Convertible Notes repurchased by us could have, at our option, been surrendered to the Trustee for cancellation, but could not be reissued or resold by us. Any Convertible Notes surrendered for cancellation would have been promptly canceled and no longer outstanding under the Indenture. During the three and six months ended March 31, 2016, we did not repurchase any Convertible Notes in the open market. We have repurchased $37.0 million in principal amount of the Convertible Notes in the open market since they were issued.
For the three and six months ended March 31, 2016, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes. For the three and six months ended March 31, 2015, we recorded interest expense of $1.7 million and $3.4 million, respectively, related to the Convertible Notes.
As of March 31, 2016, there were $115.0 million Convertible Notes outstanding, which had a fair value of $115.0 million.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2016 and March 31, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2016, we recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2015, we recorded interest expense of $3.3 million and $6.8 million, respectively, related to the 2019 Notes.
As of March 31, 2016, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $247.2 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2016 and March 31, 2015, we did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2016, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2015, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2016, there were $75.0 million 2024 Notes outstanding, which had a fair value of $73.3 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2016 and March 31, 2015, we did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2016, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. For the three and six months ended March 31, 2015, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.

As of March 31, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.8 million.
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
As of March 31, 2016, secured borrowings at fair value totaled $18.5 million and the fair value of the loan that is associated with these secured borrowings was $51.1 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three and six months ended March 31, 2016 and March 31, 2015, there were $2.2 million and $62.3 million of repayments on secured borrowings, respectively.
For the three and six months ended March 31, 2016, we recorded interest expense of $0.4 million and $0.7 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2015, we recorded interest expense of $0.4 million and $0.9 million, respectively, related to the secured borrowings.
As of March 31, 2016, there were $19.6 million of secured borrowings outstanding, which had a fair value of $18.5 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016, our only off-balance sheet arrangements consisted of $262.2 million of unfunded commitments, which was comprised of $239.1 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.0 million related to unfunded limited partnership interests. As of September 30, 2015, our only off-balance sheet arrangements consisted of $305.3 million, which was comprised of $260.2 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of March 31, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of March 31, 2016 and September 30, 2015 is shown in the table below:

	March 31, 2016	September 30, 2015
Yeti Acquisition, LLC	$47,500	$40,000
Legalzoom.com, Inc.	15,427	8,815
BMC Software Finance, Inc.	15,000	15,000
Lift Brands Holdings, Inc.	14,500	17,000
Senior Loan Fund JV 1, LLC	14,065	30,690
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,868	9,868
Valet Merger Sub, Inc.	7,461	13,700
Refac Optical Group	6,400	6,400
InMotion Entertainment Group, LLC	6,330	6,308
BeyondTrust Software, Inc.	5,995	5,995
TIBCO Software, Inc.	5,800	5,800
Integrated Petroleum Technologies, Inc.	5,397	5,397
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Trialcard Incorporated	4,900	4,900

Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
Discovery Practice Management, Inc.	4,255	6,347
Metamorph US 3, LLC	3,675	3,675
My Alarm Center, LLC	3,527	2,068
WeddingWire, Inc.	3,000	3,000
Express Group Holdings LLC	2,768	—
Eagle Hospital Physicians, Inc.	2,753	1,820
TransTrade Operators, Inc.	2,594	1,559
OmniSYS Acquisition Corporation	2,500	2,500
Ameritox, Ltd	2,475	6,400
Teaching Strategies, LLC	2,400	2,400
Motion Recruitment Partners LLC	2,356	2,900
First American Payment Systems, LP	2,125	4,225
ExamSoft Worldwide, Inc.	2,000	2,000
Cenegenics, LLC	1,801	—
Edmentum, Inc.	1,731	2,664
Phoenix Brands Merger Sub LLC	1,615	1,286
HealthDrive Corporation	1,134	734
Webster Capital III, L.P. (limited partnership)	1,131	1,149
Edge Fitness, LLC	1,103	3,735
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,125	1,396
Garretson Firm Resolution Group, Inc.	1,066	993
Riverside Fund V, LP (limited partnership interest)	1,024	1,047
Sterling Capital Partners IV, L.P. (limited partnership interest)	521	762
RCP Direct II, LP (limited partnership interest)	754	754
SPC Partners V, L.P. (limited partnership interest)	739	1,428
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	455	316
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	698	1,198
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	628	924
L Squared Capital Partners (limited partnership interest)	430	438
Riverside Fund IV, LP (limited partnership interest)	357	357
Milestone Partners IV, LP (limited partnership interest)	273	429
ACON Equity Partners III, LP (limited partnership interest)	278	318
Riverlake Equity Partners II, LP (limited partnership interest)	238	358
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
RCP Direct, LP (limited partnership interest)	198	188
First Choice ER, LLC	—	9,451
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$262,168	$305,326

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of March 31, 2016	Weighted average debt outstanding for the six months ended March 31, 2016	Maximum debt outstanding for the six months ended March 31, 2016
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	383,495	353,495	355,987	483,495
Sumitomo facility	43,800	43,800	43,800	43,800
Convertible Notes	115,000	115,000	115,000	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	21,787	19,632	20,590	21,787
Total debt	$1,200,332	$1,168,177	$1,171,627
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of March 31, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$—	$225,000
Interest due on SBA debentures	51,157	8,862	17,725	16,482	8,088
ING facility	353,495	—	353,495	—	—
Interest due on ING facility	29,163	9,721	19,442	—	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,844	1,069	2,139	2,139	497
Convertible Notes	115,000	115,000	—	—	—
Interest due on Convertible Notes	17	17	—	—	—
Secured borrowings	19,632	—	19,632	—	—
Interest due on secured borrowings	1,939	982	957	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	35,561	12,188	23,373	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	37,845	4,406	8,813	8,813	15,813
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	63,871	5,283	10,566	10,566	37,456
Total	$1,393,574	$157,528	$706,142	$38,000	$491,904
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
We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015 and March 31, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	89.62%	—
March 31, 2016	89.77%	—
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman, Dimitrov, Owens and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, as of March 31, 2016, fees payable to our Investment Adviser equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2016 and March 31, 2015, we incurred fees of $14.1 million and $29.4 million and $20.0 million and $40.5 million, respectively, under the investment advisory agreement.
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
On January 20, 2016, we announced that our Investment Adviser has agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) was reduced from 2% to 1.75%. The other commercial terms of our existing investment advisory arrangement with our Investment Adviser remained unchanged.
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
The Revised Management Fee modifies the base management fee payable to our Investment Adviser pursuant to our investment advisory agreement with our Investment Adviser and results in a blended annual base management fee rate that will not be less than 1%, or greater than 1.75%.  The initial computation of the Revised Management Fee will occur at the end of the quarter following the quarter in which we issue or sell shares of our common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding non-ordinary course transactions as outlined below.  Prior to that time, the annual base management fee rate will remain at 1.75%.  Moreover, if any recalculation of the base management fee rate would otherwise result in an increase of the blended rate used, the blended rate in effect immediately prior to such recalculation would remain in effect until such time, if any, as a recalculation following an equity issuance would result in a lower fee rate.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and six months ended March 31, 2016, we incurred expenses of $0.9 million and $2.4 million, respectively, under the administration agreement.
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
Recent Developments
On May 5, 2016, our Board of Directors declared the following distributions:

•	$0.06 per share, payable on June 30, 2016 to stockholders of record on June 15, 2016;

•	$0.06 per share, payable on July 29, 2016 to stockholders of record on July 15, 2016; and

•	$0.06 per share, payable on August 31, 2016 to stockholders of record on August 15, 2016.

On April 1, 2016, we repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under our ING facility.
On April 11, 2016, we restructured our debt investment in Ameritox Ltd. As a part of the restructuring, we exchanged our debt securities for debt and equity securities in the restructured entity. The fair value of our debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016.
During April 2016, we repurchased 1.9 million shares of our common stock in the open market pursuant to a Rule 10b5-1 plan under our common stock repurchase program for an aggregate cost of $10.0 million.
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
As of March 31, 2016, 80.4% of our debt investment portfolio (at fair value) and 78.8% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2016 and September 30, 2015 was as follows:

	March 31, 2016		September 30, 2015
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$261,786	15.56%	$220,165	12.62%
1% to under 2%	1,406,931	83.65	1,511,195	86.59
2% to under 3%	—	—	—	—
3% and over	13,224	0.79	13,776	0.79
Total	$1,681,941	100.00%	$1,745,136	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$72,200	$(20,700)	$51,500
400	55,700	(16,600)	39,100
300	39,300	(12,400)	26,900
200	22,900	(8,200)	14,700
100	6,900	(4,100)	2,800

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$134,494	$—	$143,484	$—
Prime rate	5,553	—	2,076	6,000
LIBOR
30 day	41,680	397,295	52,661	421,295
90 day	1,807,386	19,632	1,797,527	21,787
Fixed rate	496,195	751,250	561,906	751,250
Total	$2,485,308	$1,168,177	$2,557,654	$1,200,332

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to out of period adjustments and revisions to prior period financial information. This material weakness remained as of March 31, 2016 primarily because the remediation actions described below remain in process.
Remediation of Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness described above, we have initiated a number of actions including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2016. However, we cannot assure you that the steps we have taken and continue to take will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions or the timing of completion of necessary remediation measures.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, except as described below, we are currently not a party to any pending material legal proceedings.

We have been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908. On April 1, 2016, a consolidated amended complaint was filed in the Southern District of New York consolidating these three class action lawsuits, Case No. 1:15-cv-07759. The defendants in the consolidated cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, and Richard Petrocelli (collectively, the “Individual Defendants”), us and Fifth Street Asset Management Inc. (“FSAM”).
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
Two stockholder derivative actions have been filed on behalf of us in the Court of Chancery in the State of Delaware following review of certain records requested pursuant to Section 220 of the Delaware General Corporation Law. The first lawsuit was publicly filed on April 6, 2016 and is captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., and the second lawsuit was publicly filed on April 11, 2016 and is captioned James C. Cooper v. Leonard M. Tannenbaum, et al. The defendants in each of these derivative actions are Leonard Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Steven M. Noreika, David H. Harrison, Frank C. Meyer and FSAM as defendants and us as the nominal defendant. The complaints allege breach of the fiduciary duties of and unjust enrichment to the defendants. The underlying allegations in each of these derivative actions are related to the allegations in the securities class actions against us and others and the derivative actions described in the preceding paragraphs. The plaintiffs seek actions to reform and improve our corporate governance and certain restitution, among other relief, but have not specified the amount of damages being sought in any of the actions.
We intend to defend ourselves vigorously against the plaintiff’s allegations.  Neither the outcome of the lawsuits nor an estimate of any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements as of March 31, 2016. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. FSAM, the Investment Adviser and Fifth Street Holdings L.P. have indicated that they intend to seek indemnification under the investment advisory agreement with respect to any losses they may incur in connection with these lawsuits.

Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Third Amended and Restated Investment Advisory Agreement by and between the Fifth Street Finance Corp. and Fifth Street Management LLC, dated as of January 19, 2016 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-33901) filed January 20, 2016)

10.2
Purchase and Settlement Agreement, dated as of February 18, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-33901) filed February 19, 2016)

10.3
Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A (File no. 001-33901) filed February 24, 2016)

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
Steven M. Noreika
Chief Financial Officer
Date: May 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Third Amended and Restated Investment Advisory Agreement by and between the Fifth Street Finance Corp. and Fifth Street Management LLC, dated as of January 19, 2016 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-33901) filed January 20, 2016)

10.2
Purchase and Settlement Agreement, dated as of February 18, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-33901) filed February 19, 2016)

10.3
Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A (File no. 001-33901) filed February 24, 2016)

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