Form 10-Q
period 2016-06-30
Fifth Street Finance Corp.
filed 2016-08-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 145,304,222 shares of common stock outstanding as of August 8, 2016.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost June 30, 2016: $453,520; cost September 30, 2015: $333,520)	$396,022	$318,893
Affiliate investments (cost June 30, 2016: $35,240; cost September 30, 2015: $36,637)	40,110	40,606
Non-control/Non-affiliate investments (cost June 30, 2016: $1,903,313; cost September 30, 2015: $2,102,781)	1,811,323	2,042,996
Total investments at fair value (cost June 30, 2016: $2,392,073; cost September 30, 2015: $2,472,938)	2,247,455	2,402,495
Cash and cash equivalents	138,111	138,377
Restricted cash	19,975	5,107
Interest, dividends and fees receivable	18,797	15,687
Due from portfolio companies	4,994	2,641
Receivables from unsettled transactions	12,395	5,168
Deferred financing costs	12,345	16,051
Insurance recoveries receivable	19,079	—
Other assets	877	131
Total assets	$2,474,028	$2,585,657
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,029	$5,006
Base management fee and Part I incentive fee payable	17,832	16,531
Due to FSC CT	1,906	2,965
Interest payable	9,762	4,300
Amounts payable to syndication partners	14,608	1,316
Payables from unsettled transactions	—	3,648
Legal settlements payable	19,150	—
Credit facilities payable	568,295	427,295
SBA debentures payable	225,000	225,000
Unsecured convertible notes payable	—	115,000
Unsecured notes payable	410,519	410,320
Secured borrowings at fair value (proceeds June 30, 2016: $19,289; proceeds September 30, 2015: $21,787)	18,551	21,182
Total liabilities	1,289,652	1,232,563
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 145,304 and 150,668 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	1,453	1,507
Additional paid-in-capital	1,603,947	1,631,523
Treasury stock, 423 shares at September 30, 2015	—	(2,538)
Net unrealized depreciation on investments and secured borrowings	(143,880)	(69,838)
Net realized loss on investments and secured borrowings	(251,058)	(180,945)
Accumulated overdistributed net investment income	(26,086)	(26,615)
Total net assets (equivalent to $8.15 and $9.00 per common share at June 30, 2016 and September 30, 2015, respectively) (Note 12)	1,184,376	1,353,094
Total liabilities and net assets	$2,474,028	$2,585,657
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts) (unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015 (see Note 2)	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Interest income:
Control investments	$4,863	$4,190	$12,518	$12,073
Affiliate investments	1,016	1,085	3,092	3,254
Non-control/Non-affiliate investments	43,650	49,388	134,265	148,583
Interest on cash and cash equivalents	111	16	262	35
Total interest income	49,640	54,679	150,137	163,945
PIK interest income:
Control investments	1,517	1,340	3,577	4,079
Affiliate investments	203	216	618	643
Non-control/Non-affiliate investments	1,820	1,582	5,772	5,675
Total PIK interest income	3,540	3,138	9,967	10,397
Fee income:
Control investments	1,183	561	2,402	1,569
Affiliate investments	37	12	308	36
Non-control/Non-affiliate investments	2,220	7,500	14,730	15,670
Total fee income	3,440	8,073	17,440	17,275
Dividend and other income:
Control investments	2,255	3,581	6,373	9,179
Non-control/Non-affiliate investments	5,151	429	4,795	909
Total dividend and other income	7,406	4,010	11,168	10,088
Total investment income	64,026	69,900	188,712	201,705
Expenses:
Base management fee	10,049	12,145	31,847	39,364
Part I incentive fee	7,864	8,035	15,689	21,562
Professional fees	1,971	849	13,395	2,995
Board of Directors fees	176	175	775	544
Interest expense	13,149	14,191	41,034	42,995
Administrator expense	488	611	1,602	2,606
General and administrative expenses	1,233	1,822	3,525	5,259
Loss on legal settlements	19,150	—	19,150	—
Total expenses	54,080	37,828	127,017	115,325
Base management fee waived	(81)	(179)	(258)	(401)
Insurance recoveries	(19,079)	—	(19,079)	—
Net expenses	34,920	37,649	107,680	114,924
Net investment income	29,106	32,251	81,032	86,781
Unrealized appreciation (depreciation) on investments:
Control investments	(24,024)	(1,271)	(42,872)	(16,552)
Affiliate investments	1,237	1,184	901	1,381
Non-control/Non-affiliate investments	33,651	(1,480)	(32,204)	(25,512)
Net unrealized appreciation (depreciation) on investments	10,864	(1,567)	(74,175)	(40,683)
Net unrealized (appreciation) depreciation on secured borrowings	(374)	79	133	184
Realized gain (loss) on investments and secured borrowings:
Control investments	—	(4,384)	(8,148)	(4,384)
Affiliate investments	3	—	3	72
Non-control/Non-affiliate investments	(44,817)	(5,868)	(61,968)	(24,186)
Net realized loss on investments and secured borrowings	(44,814)	(10,252)	(70,113)	(28,498)
Net increase (decrease) in net assets resulting from operations	$(5,218)	$20,511	$(63,123)	$17,784
Net investment income per common share — basic	$0.20	$0.21	$0.55	$0.57
Earnings (loss) per common share — basic	$(0.04)	$0.13	$(0.43)	$0.12
Weighted average common shares outstanding — basic	145,569	153,340	148,354	153,340
Net investment income per common share — diluted	$0.20	$0.21	$0.53	$0.56
Earnings (loss) per common share — diluted (Note 5)	$(0.04)	$0.13	$(0.43)	$0.12
Weighted average common shares outstanding — diluted	145,569	161,130	153,585	161,130
Distributions per common share	$0.18	$0.18	$0.54	$0.61
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Operations:
Net investment income	$81,032	$86,781
Net unrealized depreciation on investments	(74,175)	(40,683)
Net unrealized depreciation on secured borrowings	133	184
Net realized loss on investments and secured borrowings	(70,113)	(28,498)
Net increase (decrease) in net assets resulting from operations	(63,123)	17,784
Stockholder transactions:
Distributions to stockholders	(80,503)	(93,046)
Net decrease in net assets from stockholder transactions	(80,503)	(93,046)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	5,095	4,334
Repurchases of common stock under stock repurchase program	(25,092)	—
Repurchases of common stock under dividend reinvestment program	(5,095)	(4,334)
Net decrease in net assets from capital share transactions	(25,092)	—
Total decrease in net assets	(168,718)	(75,262)
Net assets at beginning of period	1,353,094	1,478,475
Net assets at end of period	$1,184,376	$1,403,213
Net asset value per common share	$8.15	$9.15
Common shares outstanding at end of period	145,304	153,340

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (see Note 2)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(63,123)	$17,784
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	74,175	40,683
Net unrealized depreciation on secured borrowings	(133)	(184)
Net realized loss on investments and secured borrowings	70,113	28,498
PIK interest income	(9,967)	(10,397)
Recognition of fee income	(17,440)	(17,275)
Accretion of original issue discount on investments	(2,821)	(6,192)
Accretion of original issue discount on unsecured notes payable	199	376
Amortization of deferred financing costs	3,706	3,863
Changes in operating assets and liabilities:
Fee income received	16,874	16,698
(Increase) decrease in restricted cash	(14,868)	21,144
(Increase) decrease in interest, dividends and fees receivable	(2,982)	1,658
(Increase) decrease in due from portfolio companies	(2,353)	19,958
Increase in receivables from unsettled transactions	(7,227)	(56,195)
Increase in insurance recoveries receivable	(19,079)	—
Increase in other assets	(746)	(319)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(977)	265
Increase (decrease) in base management fee and Part I incentive fee payable	1,301	(4,207)
Increase (decrease) in due to FSC CT	(1,059)	663
Increase in interest payable	5,462	4,878
Increase (decrease) in payables from unsettled transactions	(3,648)	74,301
Increase in legal settlements payable	19,150	—
Increase in amounts payable to syndication partners	13,292	6,452
Purchases of investments and net revolver activity	(633,561)	(1,133,116)
Principal payments received on investments (scheduled payments)	23,913	20,998
Principal payments received on investments (payoffs)	404,004	577,699
PIK interest income received in cash	1,480	1,783
Proceeds from the sale of investments	228,142	641,724
Net cash provided by operating activities	81,827	251,540
Financing activities:
Distributions paid in cash	(75,408)	(88,712)
Borrowings under credit facilities	591,000	621,400
Repayments of borrowings under credit facilities	(450,000)	(623,500)
Repayments of secured borrowings	(2,498)	(62,549)
Repayments of unsecured convertible notes	(115,000)	—
Repurchases of common stock under stock repurchase program	(25,092)	—
Repurchases of common stock under dividend reinvestment plan	(5,095)	(4,334)
Net cash used by financing activities	(82,093)	(157,695)
Net increase (decrease) in cash and cash equivalents	(266)	93,845
Cash and cash equivalents, beginning of period	138,377	86,731
Cash and cash equivalents, end of period	$138,111	$180,576
Supplemental information:
Cash paid for interest	$31,667	$33,992
Non-cash operating activities:
Purchases of investments from restructurings	$(78,834)	$—
Proceeds from investment restructurings	$78,834	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$5,095	$4,334
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,083	$36,041	$36,083
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		1,500	1,495	1,500
LC Facility, 6.0% cash due 4/1/2021		1,444	1,438	1,444
746,114 Series A Preferred Units			17,930	16,843
746,114 Common Stock Units			5,316	—
			62,220	55,870
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	6,937
First Lien Revolver, 8% cash due 5/31/2016		5,615	5,615	—
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			30,387	6,937
First Star Aviation, LLC (16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		3,389	3,389	3,305
10,104,401 Common Units (6)			10,104	6,891
			13,493	10,196
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		55,395	52,419	53,339
2,058,411.64 Common Units (6)			—	1,363
			52,419	54,702
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,822
4,293,736 Common Units (6)			2,137	2,880
			14,005	14,702
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		13,609	13,610	13,508
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,809	3,809	3,784
First Lien Revolver, 8% cash due 8/1/2016		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	6,690
			23,432	25,895
Senior Loan Fund JV I, LLC (11)(15)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)		144,841	144,841	131,040
87.5% LLC equity interest (6)			16,093	12,297
			160,934	143,337
Express Group Holdings LLC (18)	Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)		12,073	12,073	12,022
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)		3,267	3,267	3,267
14,033,391 Series B Preferred Units			3,982	3,659
280,668 Series A Preferred Units			1,593	1,464
1,456,344 Common Stock Units			—	—
			20,915	20,412
Ameritox Ltd. (19)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		31,021	30,974	31,021
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	14,716
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	1,673
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	16,561
			$75,715	$63,971
Total Control Investments (33.4% of net assets)			$453,520	$396,022
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,475	$9,475	$9,404
1,080,399 Shares of Series A Preferred Stock			1,080	4,053
			10,555	13,457
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (7)
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017		24,709	24,685	24,481
4,668,788 Shares of Preferred Stock			—	2,172
			24,685	26,653
Total Affiliate Investments (3.4% of net assets)			$35,240	$40,110

HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/2016		$4,158	$4,158	$4,156
First Lien Term Loan B, 12% cash 1% PIK due 12/31/2016		11,877	11,877	11,875
First Lien Revolver, 12% cash due 12/31/2016		666	666	666
			16,701	16,697
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		29,961	29,954	29,743
First Lien Revolver, 15% cash due 9/30/2019		600	600	600
452,914.87 Common Units in Cenegenics, LLC			598	1,288
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,452	31,931
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest			823	689
			823	689
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest			643	435
			643	435
JTC Education, Inc. (9)	Education services
Subordinated Term Loan, 13% cash due 11/1/2017		16,006	14,436	—
First Lien Term Loan, LIBOR+5% (1% floor) cash due 5/1/2017 (13)		40,180	1,304	5,765
First Lien Revolver, LIBOR+5% cash due 5/1/2017 (13)		9,715	315	—
17,391 Shares of Series A-1 Preferred Stock			313	—
17,391 Shares of Common Stock			187	—
			16,555	5,765
Mansell Group, Inc.	Advertising
First Lien Term Loan B, LIBOR+9% (3% floor) cash 1.5% PIK due 4/1/2017 (13)		7,773	7,773	7,615
			7,773	7,615
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest			810	739
			810	739
Cardon Healthcare Network, LLC	Diversified support services
69,487 Class A Units			241	1,113
			241	1,113
Phoenix Brands Merger Sub LLC (9)	Household products
Senior Term Loan, LIBOR+5% (1.5% floor) cash due 9/14/2016 (13)		—	—	—
Subordinated Term Loan, 10% cash 3.875% PIK due 2/1/2017		42,014	31,389	—
First Lien Revolver, LIBOR+5% (1.5% floor) cash due 9/14/2016 (13)		4,986	4,986	4,901
DIP Facility, L+7.5% (1% floor) cash due 9/14/2016 (13)			—	—
			36,375	4,901

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (13)		$16,154	$16,046	$16,160
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (13)		38,379	38,310	37,693
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (13)		1,256	1,237	1,241
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 4/30/2017		4,406	4,406	4,406
			59,999	59,500
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		6,832	6,768	6,805
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,208	34,042	34,158
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,395
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		1,600	1,599	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Series A Preferred Stock in Refac Holdings, Inc.			999	718
			47,130	46,676
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			1,000	576
			1,000	576
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (13)		25,115	25,080	25,106
Senior Revolver, LIBOR+7% cash due 11/4/2018 (13)		2,000	1,999	2,000
Capex Line A, LIBOR+7% cash due 11/4/2018 (13)		1,125	1,125	1,125
Capex Line B, LIBOR+7% cash due 11/4/2018 (13)		2,000	2,000	2,000
			30,204	30,231
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,727	1,887
			1,727	1,887
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,595	30,542	30,596
317,282.97 Class A Units			317	545
			30,859	31,141
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			802	991
			802	991
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			1,147	771
			1,147	771
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest	Multi-sector holdings		$806	$612
			806	612
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	644
50,000 Common Shares			1	—
			501	644
Ansira Partners, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/5/2021 (13)		$38,000	38,000	37,764
250 Preferred Units of Ansira Holdings, LLC (6)			209	227
250 Class A Common Units of Ansira Holdings, LLC			—	301
			38,209	38,292
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		2,187	2,187	2,061
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		9,972	9,972	8,238
Unsecured Revolver, 5% cash due 6/9/2020		2,184	2,184	2,184
126,127.80 Class A Common Units			126	—
			14,469	12,483
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	700
			1,000	700
Yeti Acquisition, LLC	Leisure products
1,500 Common Stock Units of Yeti Holdings, Inc. (6)			—	27,463
			—	27,463
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,606	19,606	19,457
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	432
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,356	19,889
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest			1,302	1,397
			1,302	1,397
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)		23,304	23,304	22,488
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (13)		2,625	2,625	2,590
			25,929	25,078
Dexter Axle Company	Auto parts & equipment
1,500 Common Shares in Dexter Axle Holding Company			1,643	2,980
			1,643	2,980
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,743	14,743	14,707
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,210
			16,743	16,917
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP			495	652
50,000 Common Units in GRG Holdings, LP			5	120
			500	772
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		$7,300	7,297	7,297
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		480	480	480
			7,777	7,777
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 8/19/2021		11,166	11,166	11,240
500 units of Class A Common Units in Omniplex Holdings Corp.			500	517
64.041 units of Class A-1 Common Units in Omniplex Holdings Corp.			104	33
			11,770	11,790
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		16,277	16,195	1,228
			16,195	1,228
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		89,814	89,782	86,351
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(13)			(1)	—
2,599.32 Preferred Units of AVI Holdings, L.P.			1,820	4
			91,601	86,355
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest			1,587	1,325
			1,587	1,325
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(13)			(229)	—
			(229)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	23,814
			24,000	23,814
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (13)		10,475	10,455	10,455
			10,455	10,455
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)		$4,450	$3,970	$4,139
			3,970	4,139
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest			8,522	8,904
			8,522	8,904
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,713	13,713	13,073
			13,713	13,073
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (9)(13)		32,000	32,000	31,243
50,000 Common Units in AB Group Holdings, LP			500	758
			32,500	32,001
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918)			213	643
			213	643
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		13,122	13,114	12,950
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,720	5,531	5,617
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		4,604	4,603	4,604
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		850	848	850
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,160
			25,096	25,181
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (13)			—	—
			—	—
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (12)(13)		54,039	54,028	51,855
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (13)		1,000	999	1,000
2,000,000 in T5 Investment Vehicle, LLC			2,000	62
			57,027	52,917
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)	Healthcare services	24,667	24,290	24,450
			24,290	24,450
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,875	$5,875	$5,705
498.6 Class A Preferred Units in Kason Investment, LLC			499	555
5,540 Class A Common Units in Kason Investment, LLC			55	202
			6,429	6,462
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest			1,280	1,270
			1,280	1,270
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)		19,000	18,930	18,810
			18,930	18,810
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,091	39,446
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	5,466
			40,049	44,912
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,899	7,080
			7,899	7,080
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)		16,543	16,371	16,274
			16,371	16,274
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,485	5,463
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(2)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,097
			6,483	6,560
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest			1,524	1,813
			1,524	1,813
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,629	12,629	12,485
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	2,219
			15,629	14,704
Lift Brands Holdings Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,417	22,384	22,283
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		4,500	4,492	4,500
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,785
			28,876	29,568
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			889	926
			889	926
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)		$26,909	$26,909	$26,909
50 Series A Preferred Shares in Long's Drugs Incorporated			813	1,233
			27,722	28,142
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (13)		18,333	18,167	18,440
118,577 Common Stock Warrants (exercise price $10.12)			321	425
			18,488	18,865
Conviva Inc.	Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966)			105	110
			105	110
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (13)		19,206	19,152	18,772
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (13)			(4)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	2,940
			21,692	21,712
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395)			367	274
			367	274
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (13)		3,000	3,000	2,944
			3,000	2,944
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)		19,060	19,031	7,202
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)			(5)	—
			19,026	7,202
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		14,625	14,523	14,265
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	—
			14,704	14,265
Language Line, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 7/7/2022 (13)		25,964	25,964	25,877
			25,964	25,877
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (13)		61,500	60,772	61,193
			60,772	61,193
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest			$326	$321
			326	321
PR Wireless, Inc.	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)		$12,747	12,437	9,054
118.4211 Common Stock Warrants (exercise price $0.01)			—	443
			12,437	9,497
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		15,000	14,927	14,795
1,078,284 Common Stock Warrants (exercise price $0.9274)			113	—
			15,040	14,795
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,120	6,120	6,097
300,000 Class A Common Units in RPLF Holdings, LLC			300	318
			6,420	6,415
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,786
			15,000	14,786
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (13)		30,000	29,354	27,400
			29,354	27,400
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest			983	1,090
			983	1,090
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest			577	577
			577	577
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		40,187	40,187	36,690
			40,187	36,690
BeyondTrust Software, Inc.	Application software
First Lien Term Loan LIBOR+7% (1% floor) cash due 9/25/2019 (13)		29,950	29,172	29,566
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(79)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	6,007
			33,593	35,573
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (13)		4,925	4,906	2,967
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)		37,000	35,190	5,550
			40,096	8,517
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)		29,850	28,555	27,910
			28,555	27,910
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		11,000	10,870	10,560
			10,870	10,560
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,853	5,800
			5,853	5,800

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		$7,679	$7,679	$7,688
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	598
			8,179	8,286
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		44,837	44,577	43,492
			44,577	43,492
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (13)		29,100	29,095	29,731
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (10)(13)			(1)	—
			29,094	29,731
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 12/31/2023 (13)		12,250	11,765	11,710
			11,765	11,710
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,788	14,960
			15,788	14,960
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		10,156	10,145	9,484
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		1,225	1,223	1,225
			11,368	10,709
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		17,000	17,000	16,936
			17,000	16,936
Janrain, Inc.	Internet software & services
218,008 Series C Preferred Stock Warrants (exercise price $1.3761)			45	—
			45	—
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,972	4,795
299,110 Series B Preferred Stock Warrants (exercise price $1.3373)			60	272
			5,032	5,067
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,409	18,326
			18,409	18,326
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		$7,000	$6,786	$6,685
			6,786	6,685
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)		928	928	742
			928	742
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,857	3,857	3,726
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	—
487.5 Class A Preferred Units			488	510
12,500 Class B Common Units			13	—
			4,358	4,236
TrialCard Incorporated (9)	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(13)			(44)	—
			(44)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (13)		272	262	272
			262	272
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		27,156	27,156	27,041
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	921
			28,356	27,962
xMatters, Inc. (9)	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (13)		15,000	14,517	14,907
200,000 Common Stock Warrants (exercise price $1.78)			709	215
			15,226	15,122
Edge Fitness, LLC (9)	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,396
			3,398	3,396
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	15,094
			15,001	15,094
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		1,428	1,428	1,398
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		70	70	70
			1,498	1,468
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,942	15,883
`			90	71
			16,032	15,954

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)		$6,417	$6,382	$6,460
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(13)			(11)	—
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)			—	—
			6,371	6,460
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,475	12,475	12,754
450,000 Class A Common Stock in CMG Holding Company, LLC			450	1,129
			12,925	13,883
QuorumLabs, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 1/8/2019 (13)		7,500	7,205	3,000
2,045,954 Common Stock Warrants (exercise price $0.0001)			375	—
			7,580	3,000
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		7,683	7,579	7,645
			7,579	7,645
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	28,945	30,101
			28,945	30,101
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (13)		5,869	5,818	5,781
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,898	11,760
			17,716	17,541
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		49,547	48,684	50,018
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		5,596	5,447	5,596
			54,131	55,614
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,209
252,119 Common Stock Warrants (exercise price $1.77)			—	83
			12,500	12,292
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,256	31,756	31,449
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (10)(13)			(64)	—
			31,692	31,449
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,053
			43,000	43,053
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		21,925	21,925	21,925
3,500 Class A Units in Lytx Holdings, LLC			3,500	3,529
			25,425	25,454
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (13)		15,000	14,705	14,705
			14,705	14,705

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Precyse Acquisition Corp.	Healthcare technology
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 10/20/2022 (13)		$3,600	$3,547	$3,589
			3,547	3,589
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		5,000	4,951	4,951
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (10)(13)		—	(18)	—
			4,933	4,951
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)		6,200	6,139	6,139
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (13)		1,041	1,019	1,019
			7,158	7,158
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)		14,900	14,893	14,900
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)		—	(2)	—
			14,891	14,900
Ping Identity Corporation	Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)		37,500	36,394	36,394
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)		—	(74)	—
			36,320	36,394
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)		11,500	11,161	11,155
			11,161	11,155
Total Non-Control/Non-Affiliate Investments (152.9% of net assets)			$1,903,313	$1,811,323
Total Portfolio Investments (189.8% of net assets)			$2,392,073	$2,247,455

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Phoenix Brands Merger Sub LLC	May 24, 2016	+ 0.75% on Revolver		Per loan amendment
Edge Fitness, LLC	April 18, 2016	+ 1.0% on Term Loan		Per loan amendment
xMatters, Inc.	March 31, 2016	+ 2.0% on Term Loan		Per loan amendment
Metamorph US 3, LLC	March 29, 2016	+ 1.0% on Term Loan & Revolver		Per loan amendment
Maverick Healthcare Group, LLC	January 20, 2016	+ 2.0% on First Lien Term Loan A, First Lien Term Loan B and CapEx Line		Default pricing per loan agreement
Maverick Healthcare Group, LLC	October 1, 2015		+ 2.0% on First Lien Term Loan A, First Lien Term Loan B and CapEx Line	Per loan amendment
TrialCard Incorporated	November 4, 2015	- 0.75% on Revolver		Tier pricing per loan agreement
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
JTC Education, Inc.	September 7, 2015	- 6.0% on First Lien Term Loan - 5.0% on Revolver	+ 6.0% on Term Loan + 5.0% on Revolver	Per loan amendment
Bracket Holding Corp.	September 1, 2015	+ 1.0% on Term Loan		Tier pricing per loan agreement
Credit Infonet, Inc.	February 15, 2015	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
JTC Education, Inc.	February 2, 2015	+ 0.25% on Subordinated Term Loan		Per loan amendment
Thing5, LLC	January 20, 2015	+ 0.5% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 2.0% on Term Loan A	+ 1.0% on Term Loan B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		- 1.0% on Term Loan	Per loan amendment
Phoenix Brands Merger Sub LLC	April 1, 2014	- 10.0% on Subordinated Term Loan	+ 12.75% on Subordinated Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment

(10)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2016
(dollar amounts in thousands)
(unaudited)

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2016, qualifying assets represent 86.2% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $18.6 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

(14)
Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(19)
In April 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in the newly restructured entity.

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

(14)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

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
The Company's investment objective is to produce current income from investing primarily in small and middle-market companies in the form of senior secured loans and subordinated debt investments. The Company also has a joint venture that invests in senior secured loans. To a lesser extent, the Company also makes equity investments, including those in connection with certain debt transactions. The Company's investments are generally made in connection with investments by private equity sponsors.
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
The fair value of each of the Company's investments at June 30, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. In addition, the Company will continue to utilize independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, with a substantial portion being valued over the course of each fiscal year. As of June 30, 2016, excluding investments that were valued using market quotations, 79.2% of the Company's portfolio at fair value was valued by independent valuation firms. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Revisions to Prior Period Financial Information
The Company previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 99 and SAB 108, and concluded that the errors were not material to any of the previously issued financial statements. However, the Company recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three and nine months ended June 30, 2015, which are included in the revised three and nine months ended June 30, 2015 financial information. These errors did not impact the financial information for the three and nine months ended June 30, 2016. The revisions for the three and nine months ended June 30, 2015 were as follows:

	Three months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Adjustment	As revised(1)
Interest income	$55,894	$(1,215)	$54,679
PIK income	3,429	(291)	3,138
Fee income	8,173	(100)	8,073
Dividend and other income	2,703	1,307	4,010
Total investment income	70,199	(299)	69,900
Part I incentive fee	8,095	(60)	8,035
Net expenses	37,709	(60)	37,649
Net investment income	32,490	(239)	32,251
Net unrealized depreciation on investments and secured borrowings	(1,702)	214	(1,488)
Net realized loss on investments and secured borrowings	(10,337)	85	(10,252)
Net increase in net assets resulting from operations	$20,451	$60	$20,511
Total investment income per common share - basic	$0.46	$—	$0.46
Net investment income per common share - basic and diluted	$0.21	$—	$0.21
Earnings per common share - basic and diluted	$0.13	$—	$0.13

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Nine months ended June 30, 2015
Consolidated Statement of Operations:	As previously reported	Out of period adjustment	Current period adjustment	As revised(1)
Interest income	$165,358	$3,634	$(5,047)	$163,945
PIK income	11,388	—	(991)	10,397
Fee income	31,736	(8,450)	(6,011)	17,275
Dividend and other income	6,159	—	3,929	10,088
Total investment income	214,641	(4,816)	(8,120)	201,705
Part I incentive fee	24,149	(963)	(1,624)	21,562
Net expenses	117,512	(963)	(1,624)	114,924
Net investment income	97,129	(3,853)	(6,496)	86,781
Net unrealized depreciation on investments and secured borrowings	(52,116)	3,556	8,061	(40,499)
Net realized loss on investments and secured borrowings	(29,817)	1,260	59	(28,498)
Net increase in net assets resulting from operations	$15,196	$963	$1,625	$17,784
Total investment income per common share - basic	$1.40	$(0.03)	$(0.05)	$1.32
Net investment income per common share - basic	$0.63	$(0.03)	$(0.03)	$0.57
Net investment income per common share - diluted	$0.63	$(0.03)	$(0.04)	$0.56
Earnings per common share - basic and diluted	$0.10	$0.01	$0.01	$0.12

	Nine months ended June 30, 2015
Consolidated Statement of Changes in Net Assets:	As previously reported	Out of period adjustment	Current period adjustment	As revised (1)
Net investment income	$97,129	$(3,853)	$(6,495)	$86,781
Net unrealized depreciation on investments and secured borrowings	(52,116)	3,556	8,061	(40,499)
Net realized loss on investments and secured borrowings	(29,817)	1,260	59	(28,498)
Net increase in net assets resulting from operations	15,196	963	1,625	17,784
Total decrease in net assets	(77,850)	963	1,625	(75,262)
Net assets at beginning of period	1,478,475	—	—	1,478,475
Net assets at end of period	$1,400,625	$963	$1,625	$1,403,213
Net asset value per common share at period end	$9.13	$0.01	$0.01	$9.15

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Nine months ended June 30, 2015
Consolidated Statement of Cash Flows:	As previously reported	Out of period adjustment	Current period adjustment	As revised (1)
Net increase in net assets resulting from operations	$15,196	$963	$1,625	$17,784
Net unrealized depreciation on investments and secured borrowings	52,116	(3,556)	(8,061)	40,499
Net realized loss on investments and secured borrowings	29,817	(1,260)	(59)	28,498
PIK interest income	(11,388)	—	991	(10,397)
Recognition of fee income	(31,736)	8,450	6,011	(17,275)
Accretion of original issue discount on investments	(1,047)	(3,634)	(1,511)	(6,192)
Fee income received	31,160	(8,450)	(6,011)	16,698
Decrease in base management and Part I incentive fee payable	(1,620)	(963)	(1,624)	(4,207)
Purchases of investments and net revolver activity	(1,147,577)	8,450	6,011	(1,133,116)
Principal payments received on investments (payoffs)	575,070	—	2,629	577,699
Net cash provided by operating activities	251,540	—	—	251,540
Net increase in cash and cash equivalents	93,845	—	—	93,845
Cash and cash equivalents, beginning of period	86,731	—	—	86,731
Cash and cash equivalents, end of period	$180,576	$—	$—	$180,576
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
Restricted Cash:
As of June 30, 2016, included in restricted cash was $9.2 million that was held in an agent account, which is payable to syndication partners. Additionally, the Company has $10.8 million that represents collateral for standby letters of credit issued to portfolio companies.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
Receivables/Payables From Unsettled Transactions:
Receivables/payables from unsettled transactions consists of amounts receivable or payable to the Company for transactions that have not settled.
Insurance Recoveries Receivable:
Insurance recoveries receivable consists of amounts receivable to the Company from insurance recoveries. Claims for loss recoveries are generally recognized when a loss event has occurred and recovery is considered probable.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and the effective interest method for debt securities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company's common stock, including legal, accounting and printing fees. There were no offering costs charged to capital during the nine months ended June 30, 2016 and June 30, 2015.
Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and does not expect to incur a U.S. federal excise tax for calendar years 2015 and 2016. The Company may incur a U.S. federal excise tax in future years.
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
Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that gets redistributed to syndication partners. If not redistributed by the reporting date, such amounts are classified in restricted cash and a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.
Fair Value Option:
The Company adopted certain principles under ASC 825 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014, and elected the fair value option for its secured borrowings, which had a cost basis of $19.3 million and $21.8 million in the aggregate as of June 30, 2016 and September 30, 2015, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "credit facilities payable", "SBA debentures payable", "unsecured convertible notes payable", and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "insurance recoveries receivable," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to FSC CT," "interest payable," "accounts payable to syndication partners," "payables from unsettled transactions" and "legal settlements payable" approximate fair value due to their short maturities.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the nine months ended June 30, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 3. Portfolio Investments
At June 30, 2016, 189.8% of net assets, or $2.2 billion, was invested in 133 portfolio investments, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $131.0 million and $12.3 million, respectively. At June 30, 2016, 13.3% of net assets, or $158.1 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 177.6% of net assets, or $2.4 billion, was invested in 135 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $128.9 million and $12.2 million, respectively, and 10.6% of net assets, or $143.5 million, was invested in cash and cash equivalents (including restricted cash). As of June 30, 2016, 78.8% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 12.7% consisted of subordinated notes, including subordinated notes in SLF JV I. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2016, the Company recorded net realized losses on investments and secured borrowings of $44.8 million and $70.1 million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net realized losses on investments and secured borrowings of $10.3 million and $28.5 million, respectively. During the three and nine months ended June 30, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

borrowings of $10.5 million and $(74.0) million, respectively. During the three and nine months ended June 30, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $1.5 million and $40.5 million, respectively.
The composition of the Company's investments as of June 30, 2016 and September 30, 2015 at cost and fair value was as follows:

	June 30, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$2,065,894	$1,926,558	$2,211,728	$2,123,246
Investments in equity securities	165,245	177,560	116,900	138,127
Debt investment in SLF JV I	144,841	131,040	129,879	128,917
Equity investment in SLF JV I	16,093	12,297	14,431	12,205
Total	$2,392,073	$2,247,455	$2,472,938	$2,402,495
The composition of the Company's debt investments as of June 30, 2016 and September 30, 2015 at fixed rates and floating rates was as follows:

	June 30, 2016		September 30, 2015
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$374,735	18.21%	$507,027	22.51%
Floating rate debt securities, including subordinated notes of SLF JV I	1,682,863	81.79	1,745,136	77.49
Total	$2,057,598	100.00%	$2,252,163	100.00%
The following table presents the financial instruments carried at fair value as of June 30, 2016, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,771,641	$1,771,641
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	285,957	285,957
Investments in equity securities (preferred)	—	—	49,927	49,927
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	139,930	139,930
Total investments at fair value	$—	$—	$2,247,455	$2,247,455
Secured borrowings relating to senior secured debt investments	—	—	18,551	18,551
Total liabilities at fair value	$—	$—	$18,551	$18,551
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2016 to June 30, 2016, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$125,513	$2,255,133	$18,521
New investments & net revolver activity	222,892	1,251	16,129	28,876	269,148	—
Redemptions/repayments	(242,531)	(2,000)	—	(1,978)	(246,509)	(344)
Net accrual of PIK interest income	1,298	778	578	—	2,654	—
Accretion of original issue discount	870	—	—	—	870	—
Net change in unearned income	96	13	—	—	109	—
Net unrealized appreciation (depreciation) on investments	33,008	(6,280)	(3,217)	(12,647)	10,864	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	374
Realized gain (loss) on investments	(44,980)	—	—	166	(44,814)	—
Fair value as of June 30, 2016	$1,771,641	$285,957	$49,927	$139,930	$2,247,455	$18,551
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2016	$(12,863)	$(5,233)	$(3,217)	$(12,647)	$(33,960)	$374
The following table provides a roll-forward in the changes in fair value from March 31, 2015 to June 30, 2015, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of March 31, 2015	$2,033,631	$315,184	$28,901	$28,425	$132,002	$2,538,143	$22,248
New investments & net revolver activity	190,519	34,261	—	630	1,378	226,788	—
Redemptions/repayments	(383,735)	(12,860)	—	(631)	(23,880)	(421,106)	(225)
Net accrual of PIK interest income	450	840	—	466	—	1,756	—
Accretion of original issue discount	335	747	—	—	—	1,082	—
Net change in unearned income	510	57	—	—	—	567	—
Net unrealized appreciation (depreciation) on investments	6,771	(10,566)	446	1,568	214	(1,567)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(79)
Realized gain (loss) on investments	(8,957)	85	—	516	(1,896)	(10,252)	—
Fair value as of June 30, 2015	$1,839,524	$327,748	$29,347	$30,974	$107,818	$2,335,411	$21,944
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2015	$(2,437)	$(10,571)	$446	$1,579	$2,691	$(8,292)	$(79)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to June 30, 2016, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$119,526	$2,402,495	$21,182
New investments & net revolver activity	634,122	17,146	22,074	39,053	712,395	—
Redemptions/repayments	(670,496)	(56,355)	(761)	(7,281)	(734,893)	(2,498)
Net accrual of PIK interest income	4,229	2,637	1,621	—	8,487	—
Accretion of original issue discount	2,821	—	—	—	2,821	—
Net change in unearned income	378	60	—	—	438	—
Net unrealized depreciation on investments	(27,134)	(36,559)	(3,813)	(6,669)	(74,175)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(133)
Realized loss on investments	(65,414)	—	—	(4,699)	(70,113)	—
Fair value as of June 30, 2016	$1,771,641	$285,957	$49,927	$139,930	$2,247,455	$18,551
Net unrealized depreciation relating to Level 3 assets and liabilities still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2016	$(88,271)	$(35,697)	$(3,813)	$(6,189)	$(133,970)	$(133)
The following table provides a roll-forward in the changes in fair value from September 30, 2014 to June 30, 2015, for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	1,053,213	61,264	—	3,118	15,521	1,133,116	—
Redemptions/repayments	(1,158,362)	(52,825)	—	(631)	(28,601)	(1,240,419)	(62,548)
Net accrual of PIK interest income	3,925	3,323	—	1,366	—	8,614	—
Accretion of original issue discount	5,445	747	—	—	—	6,192	—
Net change in unearned income	978	324	—	—	—	1,302	—
Net unrealized depreciation on investments	(9,938)	(29,025)	(153)	1,308	(2,875)	(40,683)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(184)
Realized gain (loss) on investments	(27,825)	85	—	(656)	(229)	(28,625)	—
Realized gain on secured borrowings	—	—	—	—	—	—	(127)
Fair value as of June 30, 2015	$1,839,524	$327,748	$29,347	$30,974	$107,818	$2,335,411	$21,944
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2015 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2015	$(20,367)	$(27,954)	$(153)	$2,232	$8,019	$(38,223)	$(75)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of June 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,121,848	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(6.0)%	-	8.5%	1.1%
			Size premium	(a)	0.5%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(1.8)%	-	5.8%	0.1%
	22,904	Market and income approach	Weighted average cost of capital		18.0%	-	24.0%	20.7%
			Company specific risk premium	(a)	2.0%	-	10.0%	4.4%
			Revenue growth rate		43.1%	-	43.1%	43.1%
			EBITDA/Revenue multiple	(b)	0.7x	-	6.2x	3.2x
	302,300	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	324,589	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	153,689	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium (discount)	(a)	(2.4)%	-	3.3%	2.2%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.0)%	-	1.1%	0.3%
	1,228	Market and income approach	Weighted average cost of capital		13.0%	-	13.0%	13.0%
			Company specific risk premium	(a)	2.0%	-	2.0%	2.0%
			Revenue growth rate		(13.9)%	-	(13.9)%	(13.9)%
			EBITDA/Revenue multiple	(b)	1.3x	-	1.3x	1.3x
SLF JV I subordinated debt	131,040	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.5%	-	0.5%	0.5%
SLF JV I equity	12,297	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	177,560	Market and income approach	Weighted average cost of capital		7.0%	-	30.0%	14.5%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.3%
			Revenue growth rate		1.0%	-	128.2%	26.1%
			EBITDA/Revenue multiple	(b)	0.7x	-	18.0x	7.5x
Total	$2,247,455
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$18,551	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.9%	-	0.9%	0.9%

Total	$18,551
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,544,898	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	8.5%	1.9%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(2.2)%	-	7.3%	(0.5)%
	55,521	Market and income approach	Weighted average cost of capital		20.0%	-	27.0%	23.7%
			Company specific risk premium	(a)	5.0%	-	15.0%	9.4%
			Revenue growth rate		(29.3)%	-	30.8%	(1.7)%
	292,716	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	222,445	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	8.2%	3.7%
			Size premium	(a)	1.0%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(2.2)%	-	0.6%	(0.4)%
	7,666	Market and income approach	Weighted average cost of capital		19.0%	-	19.0%	19.0%
			Company specific risk premium	(a)	5.0%	-	5.0%	5.0%
			Revenue growth rate		(12.7)%	-	(12.7)%	(12.7)%
			EBITDA multiple	(b)	11.7x	-	11.7x	11.7x
SLF JV I subordinated debt	128,917	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	(1.9)%	-	(1.9)%	(1.9)%
SLF JV I equity	12,205	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	138,127	Market and income approach	Weighted average cost of capital		6.0%	-	29.0%	14.1%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
			Revenue growth rate		1.8%	-	131.4%	26.1%
			EBITDA/Revenue multiple	(b)	1.4x	-	29.8x	7.9x
Total	$2,402,495
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$21,182	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	0.5%	(0.3)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.6%	-	0.6%	0.6%
Total	$21,182
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium/(discount), size premium and industry premium/(discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the market and income approaches, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt or equity securities are the weighted average cost of capital, company specific risk premium, revenue growth rate and EBITDA/Revenue multiple. Increases or decreases in a portfolio company's weighted average cost of capital or company specific risk premium in isolation may result in a lower or higher fair value measurement, respectively. Increases or decreases in the revenue growth rate or valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2016, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$568,295	$568,295	$—	$—	$568,295
SBA debentures payable	225,000	208,125	—	—	208,125
Unsecured notes payable	410,519	410,921	—	163,421	247,500
Total	$1,203,814	$1,187,341	$—	$163,421	$1,023,920
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
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019, which are included in Level 3 of the hierarchy. Prior to maturity, the Company used the non-binding indicative quoted price as of the valuation date to estimate fair value of its Convertible Notes, which are included in level 3 of the hierarchy.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2016		September 30, 2015
Cost:
Senior secured debt	$1,847,659	77.24%	$1,942,019	78.54%
Subordinated debt	218,235	9.12	269,709	10.90
Subordinated notes of SLF JV I	144,841	6.06	129,879	5.25
LLC equity interests of SLF JV I	16,093	0.67	14,431	0.58
Purchased equity	85,796	3.59	89,976	3.64
Equity grants	54,702	2.29	4,385	0.18
Limited partnership interests	24,747	1.03	22,539	0.91
Total	$2,392,073	100.00%	$2,472,938	100.00%
Fair Value:
Senior secured debt	$1,771,641	78.83%	$1,893,135	78.80%
Subordinated debt	154,917	6.89	230,111	9.58
Subordinated notes of SLF JV I	131,040	5.83	128,917	5.37
LLC equity interests of SLF JV I	12,297	0.55	12,205	0.51
Purchased equity	104,814	4.66	106,130	4.42
Equity grants	48,422	2.15	9,855	0.41
Limited partnership interests	24,324	1.09	22,142	0.91
Total	$2,247,455	100.00%	$2,402,495	100.00%

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

	June 30, 2016		September 30, 2015
Cost:
Northeast U.S.	$732,793	30.64%	$777,847	31.45%
West U.S.	495,241	20.70	412,038	16.66
Southwest U.S.	398,205	16.65	480,743	19.44
Midwest U.S.	360,694	15.08	329,383	13.32
Southeast U.S.	296,925	12.41	357,108	14.44
International	108,215	4.52	115,819	4.69
Total	$2,392,073	100.00%	$2,472,938	100.00%

Fair Value:
Northeast U.S.	$647,653	28.81%	$738,237	30.73%
West U.S.	471,500	20.98	412,314	17.16
Southwest U.S.	401,073	17.85	461,930	19.23
Midwest U.S.	311,878	13.88	304,799	12.69
Southeast U.S.	309,049	13.75	366,636	15.26
International	106,302	4.73	118,579	4.93
Total	$2,247,455	100.00%	$2,402,495	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016		September 30, 2015
Cost:
Internet software & services	$392,337	16.41%	$292,769	11.84%
Healthcare services	375,368	15.69	513,505	20.76
Advertising	178,293	7.45	144,633	5.85
Multi-sector holdings	177,159	7.41	157,165	6.36
Healthcare equipment	118,787	4.97	70,738	2.86
Education services	90,588	3.79	109,993	4.45
Diversified support services	85,980	3.59	84,961	3.44
Integrated telecommunication services	82,460	3.45	87,734	3.55
Airlines	79,917	3.34	89,578	3.62
Data processing & outsourced services	78,918	3.30	80,385	3.25
Construction & engineering	62,220	2.60	39,969	1.62
Research & consulting services	60,834	2.54	49,525	2.00
Pharmaceuticals	59,466	2.49	61,695	2.49
Environmental & facilities services	54,131	2.26	79,431	3.21
IT consulting & other services	51,787	2.16	51,547	2.08
Specialty stores	47,131	1.97	58,692	2.37
Industrial machinery	46,478	1.94	47,210	1.91
Oil & gas equipment services	39,940	1.67	63,561	2.57
Leisure facilities	36,630	1.53	33,084	1.34
Household products	36,374	1.52	36,405	1.47
Application software	33,683	1.41	49,403	2.00
Air freight and logistics	30,387	1.27	27,622	1.12
Consumer electronics	25,095	1.05	26,121	1.06
Home improvement retail	24,685	1.03	26,225	1.06
Food distributors	17,717	0.74	17,825	0.72
Auto parts & equipment	16,643	0.70	16,500	0.67
Apparel, accessories & luxury goods	15,629	0.65	23,844	0.96
Other diversified financial services	15,539	0.65	15,523	0.63
Security & alarm services	13,268	0.55	22,332	0.90
Healthcare technology	11,447	0.48	7,886	0.32
Food retail	10,870	0.45	10,855	0.44
Thrift & mortgage finance	8,522	0.36	9,684	0.39
Commercial printing	7,158	0.30	—	—
Specialized consumer services	6,371	0.27	16,459	0.67
Human resources & employment services	261	0.01	15,636	0.63
Leisure products	—	—	34,443	1.39
Total	$2,392,073	100.00%	$2,472,938	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2016		September 30, 2015
Fair Value:
Healthcare services	$355,048	15.77%	$511,427	21.29%
Internet software & services	353,445	15.73	276,415	11.51
Advertising	174,073	7.75	145,373	6.05
Multi-sector holdings	158,756	7.06	153,659	6.39
Healthcare equipment	117,512	5.23	70,690	2.94
Diversified support services	82,697	3.68	84,715	3.53
Airlines	79,601	3.54	92,211	3.84
Education services	78,167	3.48	98,014	4.08
Integrated telecommunication services	77,479	3.45	87,353	3.64
Data processing & outsourced services	74,276	3.30	77,213	3.21
Research & consulting services	60,717	2.70	49,511	2.06
Pharmaceuticals	60,153	2.68	62,474	2.60
Construction & engineering	55,870	2.49	43,666	1.82
Environmental & facilities services	55,614	2.47	79,450	3.31
Industrial machinery	51,374	2.29	51,681	2.15
IT consulting & other services	50,991	2.27	50,680	2.11
Specialty stores	46,676	2.08	57,847	2.41
Leisure facilities	37,200	1.66	34,506	1.44
Application software	36,326	1.62	54,090	2.25
Oil & gas equipment services	27,613	1.23	42,382	1.76
Leisure products	27,463	1.22	45,180	1.88
Home improvement retail	26,653	1.19	27,005	1.12
Consumer electronics	25,181	1.12	26,050	1.08
Auto parts & equipment	17,766	0.79	18,507	0.77
Food distributors	17,541	0.78	17,970	0.75
Other diversified financial services	15,439	0.69	15,893	0.66
Apparel, accessories & luxury goods	14,704	0.65	22,443	0.93
Security & alarm services	13,258	0.59	22,005	0.92
Healthcare technology	10,669	0.47	7,800	0.32
Food retail	10,560	0.47	10,973	0.46
Thrift & mortgage finance	8,904	0.40	9,604	0.40
Commercial printing	7,159	0.32	—	—
Air freight and logistics	6,937	0.31	10,268	0.43
Specialized consumer services	6,460	0.29	16,525	0.69
Household products	4,901	0.22	12,699	0.53
Human resources & employment services	272	0.01	16,216	0.67
Total	$2,247,455	100.00%	$2,402,495	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. At June 30, 2016 and September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three and nine months ended June 30, 2016 and June 30, 2015 no individual investment produced investment income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of June 30, 2016 and September 30, 2015, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of June 30, 2016 and September 30, 2015, SLF JV I had total assets of $399.0 million and $419.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $12.3 million and subordinated notes of $131.0 million, at fair value as of June 30, 2016. As of September 30, 2015, the Company's investment in SLF JV I consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of June 30, 2016, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of June 30, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from the Company. As of June 30, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of June 30, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million was unfunded.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of June 30, 2016 and September 30, 2015. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of June 30, 2016. Under the Deutsche Bank facility, $125.5 million and $188.6 million was outstanding as of June 30, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"). Accordingly, SLF JV I’s total debt capacity was $400.0 million as of June 30, 2016. As of June 30, 2016 and September 30, 2015, there were $101.7 million and $53.0 million of borrowings outstanding under the Credit Suisse facility, respectively. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2016, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Senior secured loans (1)	$357,065	$395,193
Weighted average interest rate on senior secured loans (2)	7.76%	7.99%
Number of borrowers in SLF JV I	37	34
Largest exposure to a single borrower (1)	$19,825	$30,000
Total of five largest loan exposures to borrowers (1)	$96,669	$118,584
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of June 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,937	$4,865	$4,851
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,177	9,150	8,819
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,690	8,713	8,652
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,845	5,836	5,845
		301,913.06 Class B Preferred Units				302	315
		928.96 Class A Common Units				5,474	3,121
Total Ameritox, Ltd.					5,845	11,612	9,281
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,210	17,036	16,990
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,238	3,206	3,143
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,850	9,707	9,154
Total Compuware Corporation					13,088	12,913	12,297
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,501	2,496	2,501
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,565	4,512
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,758	9,814	9,771
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,601
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,285	18,973	18,631
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	6/15/2017	LIBOR+6.75% (1% floor)	4,975	4,930	4,904
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,029	6,004	5,984
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,500	9,521	9,329
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,500	9,383	9,328
Total InMotion Entertainment Group, LLC					19,000	18,904	18,657
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,324	8,324	3,146

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Language Line, LLC (3)	Integrated telecommunication services	First Lien	7/7/2021	LIBOR+5.5% (1% floor)	17,758	17,774	17,780
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,825	19,435	19,629
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,171	19,140	18,878
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	11,941	11,938	11,877
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,156	10,015	9,380
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,594	4,512	4,523
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,992	2,986
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,485	4,471	4,516
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,119	1,109	1,107
Total My Alarm Center, LLC					8,604	8,572	8,609
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	1,311	1,256	1,291
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7,212	7,122	6,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,904	10,661
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,388	19,369	18,774
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	7,843	7,767	7,812
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,478	4,436	4,455
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,760	4,548	4,376
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,144	1,031	1,133
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,868
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,214	13,318
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,825	9,649	9,751
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,925	14,720	15,067
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,875	4,875	4,684
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,687	2,664	2,673
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,950	9,905	9,900
					$357,065	$360,207	$348,986
__________
(1) Represents the interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I at June 30, 2016.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2015

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
(3) This investment was held by both the Company and SLF JV I at September 30, 2015.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR based on each respective credit agreement.
The amortized cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $131.0 million, respectively, as of June 30, 2016 and $129.9 million and $128.9 million at amortized cost and fair value, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $3.1 million and $8.8 million on its investments in these notes for the three and nine months ended June 30, 2016, respectively. The Company earned interest income of $1.7 million and $4.3 million on its investments in these notes for the three and nine months ended June 30, 2015, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.1 million and $12.3 million, respectively, as of June 30, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. The Company earned dividend income of $1.6 million and $4.4 million for the three and nine months ended June 30, 2016, respectively, with respect to its LLC equity interests. The Company earned dividend income of $2.3 million and $5.3 million for the three and nine months ended June 30, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and June 30, 2015:

	June 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2016: $360,207; cost September 30, 2015: $392,978)	$348,986	$389,717
Receivables from secured financing arrangements at fair value (cost June 30, 2016: $10,016; cost September 30, 2015: $10,021)	8,990	9,723
Cash and cash equivalents	29,086	7,354
Restricted cash	6,258	6,126
Other assets	5,674	6,033
Total assets	$398,994	$418,953

Senior credit facilities payable	$227,232	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds June 30, 2016: $165,533 and September 30, 2015: $148,433)	149,760	147,334
Other liabilities	7,948	8,361
Total liabilities	$384,940	$405,012
Members' equity	14,054	13,941
Total liabilities and members' equity	$398,994	$418,953

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Selected Statements of Operations Information:
Interest income	$7,855	$5,839	$22,722	$14,599
Other income	36	196	472	819
Total investment income	7,891	6,035	23,194	15,418
Interest expense	6,085	3,296	17,163	8,725
Other expenses	120	182	364	316
Total expenses (1)	6,205	3,478	17,527	9,041
Net unrealized appreciation	7,446	510	5,774	660
Net realized loss	(7,755)	(3)	(7,755)	(243)
Net income	$1,377	$3,064	$3,686	$6,794
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2016, the Company sold $21.5 million of senior secured debt investments at fair value to SLF JV I in exchange for $21.5 million cash consideration. The Company recognized a $0.1 million realized loss on these transactions. During the nine months ended June 30, 2016, the Company sold $91.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $84.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.9 million realized loss on these transactions.
During the three months ended June 30, 2015, the Company sold $46.9 million of senior secured debt investments to SLF JV I in exchange for $46.9 million cash consideration. The Company recognized a $0.3 million realized loss on these transactions. During the nine months ended June 30, 2015, the Company sold $216.9 million of senior secured debt investments to SLF JV I and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $226.9 million cash consideration. The Company recognized a $1.5 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of June 30, 2016 and September 30, 2015 was $1.2 million and $1.7 million, respectively.
As of June 30, 2016, the Company had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended June 30, 2016, the Company recorded total fee income of $3.4 million, $1.2 million of which was recurring in nature. For the nine months ended June 30, 2016, the Company recorded total fee income of $17.4 million, $2.7 million of which was recurring in nature. For the three months ended June 30, 2015, the Company recorded total fee income of $8.1 million, $1.0 million of which was recurring in nature. For the nine months ended June 30, 2015, the Company recorded total fee income of $17.3 million, $4.1 million of which was recurring in nature.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the three and nine months ended June 30, 2016 and June 30, 2015:

(Share amounts in thousands)	Three months ended June 30, 2016	Three months ended June 30, 2015 (revised) (1)	Nine months ended June 30, 2016 (1)	Nine months ended June 30, 2015 (revised) (1)
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$(5,218)	$20,511	$(63,123)	$17,784
Weighted average common shares outstanding — basic	145,569	153,340	148,354	153,340
Earnings (loss) per common share — basic	$(0.04)	$0.13	$(0.43)	$0.12
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(5,218)	$20,511	$(63,123)	$17,784
Adjustments for interest on convertible notes, base management fees and incentive fees	—	1,373	—	4,094
Net increase (decrease) in net assets resulting from operations, as adjusted	$(5,218)	$21,884	$(63,123)	$21,878
Weighted average common shares outstanding — basic	145,569	153,340	148,354	153,340
Adjustments for dilutive effect of convertible notes	—	7,790	5,231	7,790
Weighted average common shares outstanding — diluted	145,569	161,130	153,585	161,130
Earnings (loss) per common share — diluted	$(0.04)	$0.13	$(0.43)	$0.12
__________
(1) Items relating to the Convertible Notes outstanding that are anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the nine months ended June 30, 2016, anti-dilution would total approximately $0.02. For the three and nine months ended June 30, 2015, anti-dilution would total less than $0.01 and approximately $0.02, respectively.

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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2016 and June 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.6 million
Total for the nine months ended June 30, 2016			$0.54	$ 75.4 million	918,876		$ 5.1 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
July 2, 2014	October 15, 2014	October 31, 2014	$0.0917	$ 13.3 million	82,390	(1)	$ 0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
Total for the nine months ended June 30, 2015			$0.61	$ 88.7 million	560,686		$ 4.2 million
 __________
(1) Shares were purchased on the open market and distributed.
Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2016 and June 30, 2015.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. The Company expects to finance any stock repurchases with existing cash balances or by incurring leverage. During the three and nine months ended June 30, 2016, the Company repurchased 1,879,386 and 4,958,702 shares respectively, of its common stock for $10.0 million and $25.1 million, respectively.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. As of June 30, 2016, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of June 30, 2016, the Company had $524.5 million of borrowings outstanding under the ING facility, which had a fair value of $524.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.743% for the nine months ended June 30, 2016. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $4.2 million and $10.6 million, respectively, related to the ING facility. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $3.5 million and $10.5 million, respectively, related to the ING facility.

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
As of June 30, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of June 30, 2016, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of June 30, 2016, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.393% for the nine months ended June 30, 2016. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility.
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
As of June 30, 2016, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $141.2 million, as compared to $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $66.9 million, as compared to $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of June 30, 2016, the $225.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.323% (excluding the SBA annual charge).
For the three and nine months ended June 30, 2016, the Company recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and nine months ended June 30, 2015, the Company recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
As of June 30, 2016, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
Interest income, adjusted for accretion of OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company generally stops accruing interest on investments when it is determined that interest is no longer collectible. In connection with its investment, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan. Distributions of income from portfolio companies are recorded as dividend income on the ex-dividend date.
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

Accumulated PIK interest activity for the nine months ended June 30, 2016 and June 30, 2015 was as follows:

	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (revised)
PIK balance at beginning of period	$50,678	$39,686
Gross PIK interest accrued	15,143	16,940
PIK income reserves (1)	(5,176)	(6,543)
PIK interest received in cash	(1,480)	(1,783)
PIK balance at end of period	$59,165	$48,300
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of June 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of June 30, 2015, there were three investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2016, September 30, 2015 and June 30, 2015 were as follows:

	June 30, 2016				September 30, 2015				June 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,104,327	95.19%	$2,042,055	99.24%	$2,226,334	95.08%	$2,206,418	97.97%	$2,181,423	96.45%	$2,162,692	98.46%
PIK non-accrual (1)	66,579	3.01	5,550	0.27	66,579	2.84	28,145	1.25	31,453	1.39	15,646	0.71
Cash non-accrual (1)	39,829	1.80	9,993	0.49	48,694	2.08	17,600	0.78	48,804	2.16	18,281	0.83
Total	$2,210,735	100.00%	$2,057,598	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,261,680	100.00%	$2,196,619	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of June 30, 2016, September 30, 2015 and June 30, 2015 was as follows:

	June 30, 2016	September 30, 2015	June 30, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	—	Cash non-accrual (1)	Cash non-accrual (1)
JTC Education, Inc.	Cash non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
QuorumLabs, Inc.	Cash non-accrual (1)	—	—
Dominion Diagnostics, LLC	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three and nine months ended June 30, 2016 and June 30, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Cash interest income	$2,082	$1,827	$6,999	$3,537
PIK interest income	1,713	1,597	5,176	6,543
OID income	6,987	—	20,971	583
Total	$10,782	$3,424	$33,146	$10,663

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2016.

	Three months ended June 30, 2016	Nine months ended June 30, 2016
Net increase (decrease) in net assets resulting from operations	$(5,218)	$(63,123)
Net unrealized (appreciation) depreciation on investments and secured borrowings	(10,490)	74,042
Book/tax difference due to loan fees	(550)	(4,097)
Book/tax difference due to exit fees	(429)	(1,287)
Book/tax difference due to organizational and deferred offering costs	(22)	(65)
Book/tax difference due to interest income on certain loans	10,702	36,897
Book/tax difference due to capital losses not recognized	44,900	73,237
Other book-tax differences	(7,406)	(16,780)
Taxable/Distributable Income(1)	$31,487	$98,824
__________
(1) The Company's taxable income for the three and nine months ended June 30, 2016 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2013 and 2014 and does not expect to incur a U.S. federal excise tax for calendar years 2015 and 2016.

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
During the nine months ended June 30, 2016, the Company recorded investment realization events, including the following:

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

•
In April 2016, the Company received a cash payment of $17.2 million from Traffic Solutions Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In April 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged its debt securities for debt and equity securities in the restructured entity. The fair value of the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company's debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016, and a realized loss of $42.8 million was recorded on the transaction;

•
In May 2016, the Company received a cash payment of $54.9 million from Yeti Acquisition, LLC. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In May 2016, the Company received a cash payment of $4.6 million from Conviva Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2016, the Company received a cash payment of $3.7 million from GTCR Valor Companies in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the nine months ended June 30, 2016, the Company received payments of $228.1 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $2.8 million on these transactions.

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

•
In June 2015, the Company restructured its investment in Edmentum, Inc. As part of the restructuring, the Company exchanged cash and its debt and equity securities for debt and equity securities in the newly restructured entity and recorded a realized loss in the amount of $7.9 million on this transaction; and

•
During the nine months ended June 30, 2015, the Company received payments of $641.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded a net realized loss of $1.4 million on these transactions.

During the nine months ended June 30, 2016 and June 30, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $74.0 million and $40.5 million, respectively. For the nine months ended June 30, 2016, the Company's net unrealized depreciation consisted of $124.0 million of net unrealized depreciation on debt investments and $10.0

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

million of net unrealized depreciation on equity investments, offset by $59.9 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
For the nine months ended June 30, 2015, the Company’s net unrealized depreciation consisted of $48.5 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $10.4 million of net unrealized appreciation on equity investments and $0.2 million of net unrealized depreciation on secured borrowings.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and nine months ended June 30, 2016, base management fees (net of waivers) were $10.0 million and $31.6 million, respectively. For the three and nine months ended June 30, 2015, base management fees (net of waivers) were $12.0 million and $39.0 million, respectively.
For the three and nine months ended June 30, 2016, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.3 million, respectively. For the three and nine months ended June 30, 2015, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million and $0.4 million, respectively.
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
For the three and nine months ended June 30, 2016, incentive fees were $7.9 million and $15.7 million, respectively. For the three and nine months ended June 30, 2015, incentive fees were $8.0 million and $21.6 million, respectively.
At June 30, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $17.8 million and $16.5 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser. In this regard, FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with active lawsuits (see Note 16). To date, no amounts have been recorded in the consolidated financial statements related to these potential claims.
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
For the three months ended June 30, 2016, the Company accrued administrative expenses of $1.0 million, including $0.5 million of general and administrative expenses, which are due to FSC CT. For the nine months ended June 30, 2016, the Company accrued administrative expenses of $3.4 million, including $1.8 million of general and administrative expenses, which are due to FSC CT. At June 30, 2016, $1.9 million was included in Due to FSC CT in the Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2015, the Company accrued administrative expenses of $2.0 million, including $1.3 million of general and administrative expenses, which were due to FSC CT. For the nine months ended June 30, 2015, the Company accrued administrative expenses of $5.7 million, including $3.1 million of general and administrative expenses, which were due to FSC CT.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended June 30, 2016	Three months ended June 30, 2015 (revised)	Nine months ended June 30, 2016	Nine months ended June 30, 2015 (revised)
Net asset value at beginning of period	$8.33	$9.20	$9.00	$9.64
Net investment income (4)	0.20	0.21	0.55	0.57
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	0.07	(0.01)	(0.50)	(0.26)
Net realized loss on investments, interest rate swap and secured borrowings (4)	(0.31)	(0.07)	(0.46)	(0.19)
Distributions to stockholders (4)	(0.18)	(0.18)	(0.54)	(0.61)
Repurchases of common stock	0.04	—	0.10	—
Net asset value at end of period	$8.15	$9.15	$8.15	$9.15
Per share market value at beginning of period	$5.02	$7.30	$6.17	$9.18
Per share market value at end of period	$4.85	$6.55	$4.85	$6.55
Total return (1)	0.03%	(8.14)%	(13.28)%	(22.98)%
Common shares outstanding at beginning of period	147,183,608	153,340,371	150,262,924	153,340,371
Common shares outstanding at end of period	145,304,222	153,340,371	145,304,222	153,340,371
Net assets at beginning of period	$1,225,974	$1,410,303	$1,353,094	$1,478,475
Net assets at end of period	$1,184,376	$1,403,213	$1,184,376	$1,403,213
Average net assets (2)	$1,200,712	$1,411,470	$1,251,406	$1,424,217
Ratio of net investment income to average net assets (5)	9.72%	9.16%	8.63%	8.15%
Ratio of total expenses to average net assets (excluding base management fee waiver) (5)	11.69%	10.75%	11.49%	10.83%
Base management fee waiver effect	(0.03)%	(0.05)%	(0.03)%	(0.04)%
Ratio of net expenses to average net assets (5)	11.66%	10.70%	11.46%	10.79%
Ratio of portfolio turnover to average investments at fair value	4.34%	10.58%	17.24%	18.62%
Weighted average outstanding debt (3)	$1,192,572	$1,269,272	$1,177,606	$1,269,949
Average debt per share (4)	$8.19	$8.28	$7.94	$8.28
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
The Convertible Notes matured on April 1, 2016 (the "Maturity Date") and the Company repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under the ING facility.
The Convertible Notes bore interest that was payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes were the Company's unsecured obligations and ranked senior in right of payment to the Company's indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.
On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders could have converted their Convertible Notes at any time. Upon conversion, the Company would have been obligated to deliver shares of its common stock based on a conversion rate that was subject to periodic adjustment.
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
For the nine months ended June 30, 2016, the Company recorded interest expense of $3.4 million related to the Convertible Notes. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2016, the Company did not repurchase any of the 2019 Notes in the open market.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three and nine months ended June 30, 2016, the Company recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $3.3 million and $10.1 million, respectively, related to the 2019 Notes.
As of June 30, 2016, there were $250.0 million 2019 Notes outstanding, which had a fair value of $247.5 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2016, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2016, there were $75.0 million 2024 Notes outstanding, which had a fair value of $75.5 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2016 the Company did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2016, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $87.9 million.

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
As of June 30, 2016, secured borrowings at fair value totaled $18.6 million and the fair value of the investment that is associated with these secured borrowings was $51.9 million. These secured borrowings were the result of the Company's completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the nine months ended June 30, 2016 and June 30, 2015, there were $2.5 million and $62.5 million of repayments on secured borrowings, respectively.
For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.4 million and $1.1 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2015, the Company recorded interest expense of $0.4 million and $1.3 million, respectively, related to the secured borrowings.
As of June 30, 2016, there were $19.3 million of secured borrowings outstanding, which had a fair value of $18.6 million.

Note 16. Commitments and Contingencies
FSC Class-Action Lawsuits
The Company has been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, the Company and Fifth Street Asset Management Inc. (“FSAM”).
The lawsuits allege violations of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of the Company's investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as our asset manager and investment

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

adviser. For example, the lawsuits allege that the Company improperly delayed the write-down of at least three of its investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its IPO in October 2014, even though the Company purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants moved to dismiss the consolidated complaint on May 31, 2016.
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. Following the mediation, the parties entered into an agreement to settle the case for $14,050,000 to a settlement class consisting of persons who purchased the Company’s common stock during the period from July 7, 2014 through February 6, 2015.  Approximately 99% of the settlement amount will be paid from insurance coverage. The proposed settlement is subject to plaintiff’s completion of additional discovery and approval by the United States District Court for the Southern District of New York after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
On January 29, 2016, a putative stockholder class action lawsuit captioned James Craig v. Bernard D. Berman, et. al. was filed in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSAM, the Company and Fifth Street Holdings L.P. The complaint alleged that the defendants breached their fiduciary duties to the Company's stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead our stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with the Company's 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to our Board of Directors and to terminate the investment advisory agreement with Fifth Street Management LLC. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the investment advisory agreement and by seeking to entrench themselves as directors and have Fifth Street Management LLC remain in place. The complaint sought, among other things, an injunction preventing the Company and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the investment advisory agreement and by keeping the Company's Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by the Company after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the Company's stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. The Company also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, the Company announced that it had entered into an agreement with RiverNorth Capital Management pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case has become moot, and he moved for a “mootness fee.” The court will hear argument on plaintiff’s motion on August 23, 2016.
FSC Shareholder Derivative Actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of the Company in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and FSAM as defendants and the Company as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against the Company, and others described in the preceding paragraphs. The complaints allege that the Company’s Board approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct designed to make FSAM appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC, and are stayed by consent of the parties and order of the court until September 30, 2016. The Company and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

On January 27, 2016, two putative shareholder derivative actions were filed on behalf of FSC in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and FSAM, with the Company as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and are stayed by consent of the parties and order of the court until August 15, 2016.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of the Company in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and FSAM, with the Company as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeated and expanded on prior allegations and added Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases were stayed until June 30, 2016 and then until August 15, 2016.
The parties in all of the derivative actions agreed to mediate their disputes and, following that mediation, signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to the Company in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years. The proposed settlement also calls for the Company to adopt certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by the Company’s Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at the Company, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management LLC’s continuing as the Company's investment adviser.
The Company and the defendants further agreed that the Company would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The proposed settlement is subject to plaintiffs’ completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to the Company's shareholders. As discussed above, the Company and the defendants have withdrawn the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The parties have not yet filed the settlement agreement with the court.
A provision for losses of $19.2 related to the lawsuits has been recorded, offset by the accrual of expected insurance recoveries of $19.1 million in the accompanying consolidated financial statements as of June 30, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. FSAM has indicated that it intends to seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with these lawsuits.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Senior Floating Rate Corp (“FSFR”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the Company’s and FSAM securities class actions and the Company’s derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSFR, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company’s portfolio companies or investments as well as expenses allocated or charged to the Company and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

formal order cites various provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
In connection with the matters described above, the Company incurred professional fees of $0.5 million and $9.7 million, respectively, for the three and nine months ended June 30, 2016, and received insurance reimbursements of $0.1 million during the three months ended June 30, 2016. In the future, certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. The Company cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.

Off-Balance Sheet Arrangements
The Company's off-balance sheet arrangements consisted of $234.4 million and $305.3 million of unfunded commitments to provide debt and equity financing to its portfolio companies or to fund limited partnership interests as of June 30, 2016 and September 30, 2015, respectively. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities and are not reflected in the Company's Consolidated Statements of Assets and Liabilities.
A summary of the composition of the unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests and limited partnership interests) as of June 30, 2016 and September 30, 2015 is shown in the table below:

	June 30, 2016	September 30, 2015
Lift Brands Holdings, Inc.	$15,500	$17,000
Legalzoom.com, Inc.	15,427	8,815
BMC Software Finance, Inc.	15,000	15,000
Senior Loan Fund JV 1, LLC	14,065	30,690
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,868	9,868
Edge Fitness, LLC	8,353	3,735
InMotion Entertainment Group, LLC	6,845	6,308
Refac Optical Group	6,400	6,400
Traffic Solutions Holdings, Inc.	6,056	—
BeyondTrust Software, Inc.	5,995	5,995
Valet Merger Sub, Inc.	5,596	13,700
Integrated Petroleum Technologies, Inc.	5,397	5,397
JTC Education, Inc.	5,391	—
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Trialcard Incorporated	4,900	4,900
TIBCO Software, Inc.	4,872	5,800
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
OBHG Management Services, LLC	3,836	—
Metamorph US 3, LLC	3,675	3,675
My Alarm Center, LLC	3,127	2,068
WeddingWire, Inc.	3,000	3,000
Express Group Holdings LLC	2,824	—
Discovery Practice Management, Inc.	2,755	6,347
Eagle Hospital Physicians, Inc.	2,753	1,820
Motion Recruitment Partners LLC	2,628	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	—
First American Payment Systems, LP	2,375	4,225
HealthDrive Corporation	2,334	734
ExamSoft Worldwide, Inc.	2,000	2,000
Teaching Strategies, LLC	1,920	2,400

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accruent, LLC	1,900	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	1,478	—
Cenegenics, LLC	1,401	316
TransTrade Operators, Inc.	1,194	1,559
4 Over International, LLC	1,190	—
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,111	1,396
Garretson Firm Resolution Group, Inc.	1,066	993
Webster Capital III, L.P. (limited partnership)	1,017	1,149
Riverside Fund V, LP (limited partnership interest)	853	1,047
SPC Partners V, L.P. (limited partnership interest)	720	1,428
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	698	1,198
RCP Direct II, LP (limited partnership interest)	674	754
Edmentum, Inc.	479	2,664
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	476	924
Phoenix Brands Merger Sub LLC	429	1,286
L Squared Capital Partners (limited partnership interest)	423	438
Sterling Capital Partners IV, L.P. (limited partnership interest)	413	762
Riverside Fund IV, LP (limited partnership interest)	357	357
Milestone Partners IV, LP (limited partnership interest)	273	429
RCP Direct, LP (limited partnership interest)	198	188
ACON Equity Partners III, LP (limited partnership interest)	194	318
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
Riverlake Equity Partners II, LP (limited partnership interest)	177	358
Yeti Acquisition, LLC	—	40,000
First Choice ER, LLC	—	9,451
Ameritox, Ltd	—	6,400
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$234,411	$305,326

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2016 except as discussed below:
In July 2016, the Company received notice that JTC Education, Inc. ("JTC"), a portfolio company, had been informed that the Department of Education had revoked access to Title IV funding for several of JTC's campuses. As a result, the Company expects minimal recovery on its investment. As of June 30, 2016, the Company's investment in JTC had a fair value of $5.8 million in addition to net exposure of $5.4 million of restricted cash posted as collateral for letters of credit related to JTC.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2016
Control Investments
Traffic Solutions Holdings, Inc.
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	$1,434	$—	$36,910	$(827)	$36,083
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	1,458	16,878	341	(17,219)	—
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	106	—	1,589	(89)	1,500
LC Facility, 8.5% cash due 12/31/2016	203	1,444	111	(111)	1,444
746,114 Series A Preferred Units	1,621	19,414	1,621	(4,192)	16,843
746,114 Common Stock Units	—	5,930	—	(5,930)	—
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	626	8,713	1,021	(2,797)	6,937
First Lien Revolver, 8% cash due 5/31/2016	279	1,555	4,765	(6,320)	—
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	480	5,313	190	(2,198)	3,305
10,104,401 Common Units	—	9,500	653	(3,262)	6,891
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	2,401	47,824	12,477	(6,962)	53,339
2,058,411.64 Common Units	—	1,965	1,030	(1,632)	1,363
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	416	24,836	799	(13,813)	11,822
4,293,756 Common Units	—	2,773	1,702	(1,595)	2,880
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	817	13,066	859	(417)	13,508
First Lien Term Loan B, 8.1% PIK due 8/1/2016	227	3,574	238	(28)	3,784
First Lien Revolver, 8% cash due 8/1/2016	161	2,847	30	(964)	1,913
4,100,000 Class A Common Units	—	5,464	1,830	(604)	6,690
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	8,824	128,917	14,963	(12,840)	131,040
87.5% equity interest	4,375	12,205	6,012	(5,920)	12,297
Miche Group, LLC
First Lien Revolver, 8% cash due 12/18/2016	67	2,500	—	(2,500)	—
100 units in FSFC Miche, Inc.	—	4,175	500	(4,675)	—
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)	682	—	12,073	(51)	12,022
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)	50	—	5,979	(2,712)	3,267
14,033,391 Series B Preferred Units	—	—	3,982	(323)	3,659
280,668 Series A Preferred Units	—	—	1,593	(129)	1,464
1,456,344 Common Units	—	—	—	—	—
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	643	—	31,082	(61)	31,021
14,090,126.4 Class A Preferred A Units	—		14,716	—	14,716
1,602,260.83 Class B Preferred A Units	—	—	1,673	—	1,673
4,930.03 Common Units	—	—	29,049	(12,488)	16,561
Total Control Investments	$24,870	$318,893	$187,788	$(110,659)	$396,022

Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$883	$9,389	$249	$(234)	$9,404
1,080,399 shares of Series A Preferred Stock	—	4,213	14	(174)	4,053
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,135	26,240	648	(2,407)	24,481
4,668,788 shares of Preferred Stock	—	764	1,715	(307)	2,172
Total Affiliate Investments	$4,018	$40,606	$2,626	$(3,122)	$40,110
Total Control & Affiliate Investments	$28,888	$359,499	$190,414	$(113,781)	$436,132

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at June 30, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$1,904	$14,905	$2,028	$(155)	$16,778
LC Facility, 8.5% cash due 12/31/2016	37	—	6	(6)	—
746,114 Series A Preferred Units	1,366	17,564	1,366	—	18,930
746,114 Common Stock Units	—	6,113	—	(2,194)	3,919
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	460	11,109	692	(2,593)	9,208
First Lien Revolver, 8% cash due 5/31/2016	75	—	2,460	(1,495)	965
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,476	96,935	2,939	(99,874)	—
875,933 Class A Units	—	31,786	1,578	(33,364)	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,545	16,556	748	(10,046)	7,258
10,104,401 Common Units	—	10,329	1,531	(1,528)	10,332
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2015	3,991	61,155	1,071	(14,049)	48,177
2,058,411.64 Common Units	—	3,572	901	(2,029)	2,444
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	2,818	35,606	1,122	(11,692)	25,036
4,256,042 Common Units	—	5,839	—	(1,979)	3,860
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	753	11,924	926	(46)	12,804
First Lien Term Loan B, 8.1% PIK due 8/1/2016	208	3,262	254	(13)	3,503
First Lien Revolver, 8% cash due 8/1/2016	178	2,847	7	(7)	2,847
4,100,000 Class A Common Units	—	5,738	725	(632)	5,831
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	4,342	53,984	27,187	(159)	81,012
87.5% equity interest (5)	5,250	5,650	5,533	(1,753)	9,430
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	116	—	2,300	—	2,300
100 units in FSFC Miche, Inc.	—	—	5,305	(1,055)	4,250
Total Control Investments	$30,519	$394,874	$60,679	$(186,669)	$268,884
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	838	9,062	397	(93)	9,366
1,080,399 shares of Series A Preferred Stock	—	3,805	654	(127)	4,332
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	49	1,222	10	(976)	256
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	3,046	26,032	796	(17)	26,811
4,668,788 shares of Preferred Stock	—	643	582	(180)	1,045
Total Affiliate Investments	$3,933	$40,764	$2,439	$(1,393)	$41,810
Total Control & Affiliate Investments	$34,452	$435,638	$63,118	$(188,062)	$310,694

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2015 and elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2016. Other factors that could cause actual results to differ materially include:

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
Our investment objective is to produce current income from investing primarily in small and middle-market companies in the form of senior secured loans and subordinated debt investments. We also have a joint venture that invests in senior secured loans. To a lesser extent, we also make equity investments, including those in connection with certain debt transactions. Our investments are generally made in connection with investments by private equity sponsors.
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
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments at June 30, 2016 and September 30, 2015 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2016, 67.8% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms each period during the current and two preceding fiscal years were as follows:

For the quarter ended December 31, 2013	78.9%
For the quarter ended March 31, 2014	80.7%
For the quarter ended June 30, 2014	68.5%
For the quarter ended September 30, 2014	84.0%
For the quarter ended December 31, 2014	78.5%
For the quarter ended March 31, 2015	72.9%
For the quarter ended June 30, 2015	73.1%
For the quarter ended September 30, 2015	88.3%
For the quarter ended December 31, 2015	77.1%
For the quarter ended March 31, 2016	69.2%
For the quarter ended June 30, 2016	67.8%
As of June 30, 2016 and September 30, 2015, approximately 90.8% and 92.9%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
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
As of June 30, 2016, there were five investments on which we had stopped accruing cash and/or payment in kind, or PIK, interest or OID income.
Fee Income
We receive a variety of fees in the ordinary course of business including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2016, we had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $59.2 million, or 2.6%, of the fair value of our portfolio of investments as of June 30, 2016 and $50.7 million, or 2.1%, as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and Senior Loan Fund JV I, LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk- adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2016	September 30, 2015
Cost:
Senior secured debt	77.24%	78.54%
Subordinated debt	9.12	10.90
Subordinated notes of SLF JV I	6.06	5.25
LLC equity interests of SLF JV I	0.67	0.58
Purchased equity	3.59	3.64
Equity grants	2.29	0.18
Limited partnership interests	1.03	0.91
Total	100.00%	100.00%

	June 30, 2016	September 30, 2015
Fair value:
Senior secured debt	78.83%	78.80%
Subordinated debt	6.89	9.58
Subordinated notes of SLF JV I	5.83	5.37
LLC equity interests of SLF JV I	0.55	0.51
Purchased equity	4.66	4.42
Equity grants	2.15	0.41
Limited partnership interests	1.09	0.91
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2016	September 30, 2015
Cost:
Internet software & services	16.41%	11.84%
Healthcare services	15.69	20.76
Advertising	7.45	5.85
Multi-sector holdings	7.41	6.36
Healthcare equipment	4.97	2.86
Education services	3.79	4.45
Diversified support services	3.59	3.44
Integrated telecommunication services	3.45	3.55
Airlines	3.34	3.62
Data processing & outsourced services	3.30	3.25
Construction & engineering	2.60	1.62
Research & consulting services	2.54	2.00
Pharmaceuticals	2.49	2.49
Environmental & facilities services	2.26	3.21
IT consulting & other services	2.16	2.08
Specialty stores	1.97	2.37
Industrial machinery	1.94	1.91
Oil & gas equipment services	1.67	2.57
Leisure facilities	1.53	1.34
Household products	1.52	1.47
Application software	1.41	2.00
Air freight and logistics	1.27	1.12
Consumer electronics	1.05	1.06
Home improvement retail	1.03	1.06
Food distributors	0.74	0.72
Auto parts & equipment	0.70	0.67
Apparel, accessories & luxury goods	0.65	0.96
Other diversified financial services	0.65	0.63
Security & alarm services	0.55	0.90
Healthcare technology	0.48	0.32
Food retail	0.45	0.44
Thrift & mortgage finance	0.36	0.39
Commercial printing	0.30	—
Specialized consumer services	0.27	0.67
Human resources & employment services	0.01	0.63
Leisure products	—	1.39
Total	100.00%	100.00%

	June 30, 2016	September 30, 2015
Fair value:
Healthcare services	15.77%	21.29%
Internet software & services	15.73	11.51
Advertising	7.75	6.05
Multi-sector holdings	7.06	6.39
Healthcare equipment	5.23	2.94
Diversified support services	3.68	3.53
Airlines	3.54	3.84
Education services	3.48	4.08
Integrated telecommunication services	3.45	3.64
Data processing & outsourced services	3.30	3.21
Research & consulting services	2.70	2.06
Pharmaceuticals	2.68	2.60
Construction & engineering	2.49	1.82
Environmental & facilities services	2.47	3.31
Industrial machinery	2.29	2.15
IT consulting & other services	2.27	2.11
Specialty stores	2.08	2.41
Leisure facilities	1.66	1.44
Application software	1.62	2.25
Oil & gas equipment services	1.23	1.76
Leisure products	1.22	1.88
Home improvement retail	1.19	1.12
Consumer electronics	1.12	1.08
Auto parts & equipment	0.79	0.77
Food distributors	0.78	0.75
Other diversified financial services	0.69	0.66
Apparel, accessories & luxury goods	0.65	0.93
Security & alarm services	0.59	0.92
Healthcare technology	0.47	0.32
Food retail	0.47	0.46
Thrift & mortgage finance	0.40	0.40
Commercial printing	0.32	—
Air freight and logistics	0.31	0.43
Specialized consumer services	0.29	0.69
Household products	0.22	0.53
Human resources & employment services	0.01	0.67
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2016 and September 30, 2015:

Investment Ranking	June 30, 2016				September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$89,942	4.00%	2.00		$215,095	8.95%	1.85
2	2,124,864	94.55	4.88		2,040,006	84.91	4.94
3	2,967	0.13	5.35		122,128	5.08	5.54
4	29,682	1.32	NM	(1)	25,266	1.06	NM	(1)
Total	$2,247,455	100.00%	5.12		$2,402,495	100.00%	4.60
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2016, we had modified the payment terms of our investments in 17 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income. As of June 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2016, September 30, 2015 and June 30, 2015 were as follows:

	June 30, 2016				September 30, 2015				June 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$2,104,327	95.19%	$2,042,055	99.24%	$2,226,334	95.08%	$2,206,418	97.97%	$2,181,423	96.45%	$2,162,692	98.46%
PIK non-accrual (1)	66,579	3.01	5,550	0.27	66,579	2.84	28,145	1.25	31,453	1.39	15,646	0.71
Cash non-accrual (1)	39,829	1.80	9,993	0.49	48,694	2.08	17,600	0.78	48,804	2.16	18,281	0.83
Total	$2,210,735	100.00%	$2,057,598	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,261,680	100.00%	$2,196,619	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

The non-accrual status of our portfolio investments as of June 30, 2016, September 30, 2015 and June 30, 2015 was as follows:

	June 30, 2016	September 30, 2015	June 30, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan	PIK non-accrual (1)	PIK non-accrual (1)	PIK non-accrual (1)
CCCG, LLC	—	Cash non-accrual (1)	Cash non-accrual (1)
JTC Education, Inc.	Cash non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Answers Corporation - second lien term loan	PIK non-accrual (1)	PIK non-accrual (1)	—
QuorumLabs, Inc.	Cash non-accrual (1)	—	—
Dominion Diagnostics, LLC	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other noncash income, where applicable. Cash non-accrual status is inclusive of PIK and other noncash income, where applicable.

Income non-accrual amounts for the three and nine months ended June 30, 2016 and June 30, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Cash interest income	$2,082	$1,827	$6,999	$3,537
PIK interest income	1,713	1,597	5,176	6,543
OID income	6,987	—	20,971	583
Total	$10,782	$3,424	$33,146	$10,663

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of June 30, 2016 and September 30, 2015, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
SLF JV I has a $200.0 million credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility. The Deutsche Bank facility has a maturity date of July 1, 2019 and borrowings under the facility bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.25% per annum. $125.5 million and $188.6 million was outstanding under this facility as of June 30, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, or the Credit Suisse facility, bringing SLF JV I’s total debt capacity to $400.0 million.  The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $101.7 million and $53.0 million, respectively, was outstanding under this facility as of June 30, 2016 and September 30, 2015.
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
As of June 30, 2016 and September 30, 2015, SLF JV I had total assets of $399.0 million and $419.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $12.3 million and subordinated notes of $131.0 million, at fair value as of June 30, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $12.2 million and subordinated notes of

$128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of June 30, 2016 and September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of June 30, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from us. As of June 30, 2016 and September 30, 2015, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of June 30, 2016 and September 30, 2015, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Senior secured loans (1)	$357,065	$395,193
Weighted average interest rate on senior secured loans (2)	7.76%	7.99%
Number of borrowers in SLF JV I	37	34
Largest exposure to a single borrower (1)	$19,825	$30,000
Total of five largest loan exposures to borrowers (1)	$96,669	$118,584
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of June 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,937	$4,865	$4,851
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,177	9,150	8,819
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,690	8,713	8,652
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,845	5,836	5,845
		301,913.06 Class B Preferred Units				302	315
		928.96 Class A Common Units				5,474	3,121
Total Ameritox, Ltd.					5,845	11,612	9,281
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,210	17,036	16,990
Compuware Corporation	Internet software & services	First Lien	12/15/2019	LIBOR+5.25% (1% floor)	3,238	3,206	3,143
		First Lien	12/15/2021	LIBOR+5.25% (1% floor)	9,850	9,707	9,154
Total Compuware Corporation					13,088	12,913	12,297
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,501	2,496	2,501
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,565	4,512
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,758	9,814	9,771
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,601
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,285	18,973	18,631
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	6/15/2017	LIBOR+6.75% (1% floor)	4,975	4,930	4,904

Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	6,029	6,004	5,984
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,500	9,521	9,329
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,500	9,383	9,328
Total InMotion Entertainment Group, LLC					19,000	18,904	18,657
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,324	8,324	3,146
Language Line, LLC (3)	Integrated telecommunication services	First Lien	7/7/2021	LIBOR+5.5% (1% floor)	17,758	17,774	17,780
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,825	19,435	19,629
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,171	19,140	18,878
MedTech Group, Inc.	Healthcare equipment	First Lien	9/7/2016	LIBOR+5.25% (1% floor)	11,941	11,938	11,877
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,156	10,015	9,380
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,594	4,512	4,523
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,992	2,986
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,485	4,471	4,516
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,119	1,109	1,107
Total My Alarm Center, LLC					8,604	8,572	8,609
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	1,311	1,256	1,291
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	7,212	7,122	6,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,904	10,661
OnCourse Learning Corporation (3)	Education services	First Lien	2/28/2019	LIBOR+7.5% (1% floor)	19,388	19,369	18,774
Refac Optical Group (3)	Specialty stores	First Lien	9/30/2018	LIBOR+7.5%	7,843	7,767	7,812
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,478	4,436	4,455
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,760	4,548	4,376
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,144	1,031	1,133
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,868
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,214	13,318
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,825	9,649	9,751
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,925	14,720	15,067
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,875	4,875	4,684
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,687	2,664	2,673
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,950	9,905	9,900
					$357,065	$360,207	$348,986
__________________
(1) Represents the current interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at June 30, 2016.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

(5) This investment is on cash non-accrual status as of June 30, 2016.

SLF JV I Portfolio as of September 30, 2015

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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

The amortized cost and fair value of the subordinated notes held by us was $144.8 million and $131.0 million, respectively, as of June 30, 2016 and $129.9 million and $128.9 million, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $3.1 million and $8.8 million on our investments in these notes for the three and nine months ended June 30, 2016, respectively. We earned interest income of $1.7 million and $4.3 million on our investments in these notes for the three and nine months ended June 30, 2015, respectively. The cost and fair value of the LLC equity interests held by us was $16.1 million and $12.3 million, respectively, as of June 30, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. We earned dividend income of $1.6 million and $4.4 million, respectively, for the three and nine months ended June 30, 2016 with respect to our LLC equity interests. We earned dividend income of $2.3 million and $5.3 million for the three and nine months ended June 30, 2015, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis. The total investment income earned on SLF JV I represented a 11.6% and 15.4% weighted average annualized return on our total investment as of June 30, 2016 and September 30, 2015, respectively.

Below is certain summarized financial information for SLF JV I as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and June 30, 2015:

	June 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2016: $360,207; cost September 30, 2015: $392,978)	$348,986	$389,717
Receivables from secured financing arrangements at fair value (cost June 30, 2016: $10,016; cost September 30, 2015: $10,021)	8,990	9,723
Cash and cash equivalents	29,086	7,354
Restricted cash	6,258	6,126
Other assets	5,674	6,033
Total assets	$398,994	$418,953

Senior credit facilities payable	$227,232	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds June 30, 2016: $165,533 and September 30, 2015: $148,433)	149,760	147,334
Other liabilities	7,948	8,361
Total liabilities	$384,940	$405,012
Members' equity	14,054	13,941
Total liabilities and members' equity	$398,994	$418,953

	Three months ended June 30, 2016	Three months ended June 30, 2015	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Selected Statements of Operations Information:
Interest income	$7,855	$5,839	$22,722	$14,599
Other income	36	196	472	819
Total investment income	7,891	6,035	23,194	15,418
Interest expense	6,085	3,296	17,163	8,725
Other expenses	120	182	364	316
Total expenses (1)	6,205	3,478	17,527	9,041
Net unrealized appreciation	7,446	510	5,774	660
Net realized loss	(7,755)	(3)	(7,755)	(243)
Net income	$1,377	$3,064	$3,686	$6,794
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the three months ended June 30, 2016, we sold $21.5 million of senior secured debt investments at fair value to SLF JV I in exchange for $21.5 million cash consideration. We recognized a $0.1 million realized loss on these transactions. During the nine months ended June 30, 2016, we sold $91.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $84.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.9 million realized loss on these transactions.
During the three months ended June 30, 2015, we sold $46.9 million of senior secured debt investments to SLF JV I in exchange for $46.9 million cash consideration. We recognized a $0.3 million realized loss on these transactions. During the nine months ended June 30, 2015, we sold $216.9 million of senior secured debt investments to SLF JV I and paid $10.0 million of receivables from secured financing arrangements from SLF JV I at fair value in exchange for $226.9 million cash consideration. We recognized a $1.5 million realized loss on these transactions.

Discussion and Analysis of Results and Operations
Revisions to Prior Period Financial Information
We previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99 and SAB 108 and concluded that the errors were not material to any of the previously issued financial statements. However, we recorded a cumulative out-of-period adjustment to correct these errors prior to October 1, 2014, as well as adjustments related to the three and nine months ended June 30, 2015, which are included in the revised three and nine months ended June 30, 2015 financial information. These errors did not impact the financial information for three and nine months ended June 30, 2016. See Note 2 to the Consolidated Financial Statements for the detail on total immaterial revisions for the three and nine months ended June 30, 2015.
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of portfolio investments and secured borrowings and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of three and nine months ended June 30, 2016 and June 30, 2015
Total Investment Income
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
Total investment income for the three months ended June 30, 2016 and June 30, 2015 was $64.0 million and $69.9 million, respectively. For the three months ended June 30, 2016, this amount primarily consisted of $53.2 million of interest income from portfolio investments (which included $3.5 million of PIK interest) and 7.4 million of dividend income. For the three months ended June 30, 2015, this amount primarily consisted of $57.8 million of interest income from portfolio investments (which included $3.1 million of PIK interest) and $8.1 million of fee income.
Total investment income for the nine months ended June 30, 2016 and June 30, 2015 was $188.7 million and $201.7 million, respectively. For the nine months ended June 30, 2016, this amount primarily consisted of $160.1 million of interest income from portfolio investments (which included $10.0 million of PIK interest) and $17.4 million of fee income. For the nine months ended June 30, 2015, this amount primarily consisted of $174.3 million of interest income from portfolio investments (which included $10.4 million of PIK interest) and $17.3 million of fee income.
Total investment income for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015 decreased primarily due to lower interest income due to a decrease in the size of our investment portfolio.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended June 30, 2016 and June 30, 2015 were $34.9 million and $37.6 million, respectively. Net expenses decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, by $2.7 million, due primarily to a $2.1 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our investment adviser effective January 1, 2016, and a $1.0 million decrease in interest expense due to the repayment at maturity of the Convertible Notes, as defined below, on April 1, 2016. The decrease in fees paid to our investment adviser and interest expense were partially offset by a $1.1 million increase in professional fees.

Net expenses (expenses net of base management fee waivers) for the nine months ended June 30, 2016 and June 30, 2015 were $107.7 million and $114.9 million, respectively. Net expenses decreased for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, by $7.2 million, due primarily to a $7.5 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our investment adviser effective January 1, 2016, and a $5.9 million decrease in incentive fees, which was attributable to a decrease in pre-incentive fee net investment income for the year-over-year period, partially offset by a $10.4 million increase in professional fees.
Net Investment Income
As a result of the $5.9 million decrease in total investment income and the $2.7 million decrease in net expenses, net investment income for the three months ended June 30, 2016 decreased by $3.1 million, or 9.8%, compared to the three months ended June 30, 2015.
As a result of the $13.0 million decrease in total investment income and the $7.2 million decrease in net expenses, net investment income for the nine months ended June 30, 2016 decreased by $5.7 million, or 6.6%, compared to the nine months ended June 30, 2015.
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
During the nine months ended June 30, 2016, we recorded investment realization events, including the following:

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

•
In April 2016, we received a cash payment of $17.2 million from Traffic Solutions Holdings, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In April 2016, we restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged its debt securities for debt and equity securities in the restructured entity. The fair value of the Company's debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016, and a realized loss of $42.8 million was recorded on the transaction;

•
In May 2016, we received a cash payment of $54.9 million from Yeti Acquisition, LLC. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In May 2016, we received a cash payment of $4.6 million from Conviva Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In June 2016, we received a cash payment of $3.7 million from GTCR Valor Companies in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction; and

•
During the nine months ended June 30, 2016, we received payments of $228.1 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $2.8 million on these transactions.

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

•	In June 2015, we received cash payments of $3.4 million from Welocalize, Inc. related to the sale of its equity investment. A realized gain of $2.6 million was recorded on this transaction;

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

•
In June 2015, we restructured our investment in Edmentum, Inc. As part of the restructuring, we exchanged cash and our debt and equity securities for debt and equity securities in the newly restructured entity and recorded a realized loss in the amount of $7.9 million on this transaction; and

•
During the nine months ended June 30, 2015, we received $641.7 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded a net realized loss of $1.4 million on these transactions.

Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
During the three and nine months ended June 30, 2016, we recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $10.5 million and $(74.0) million, respectively. For the three months ended June 30, 2016, this consisted of $18.1 million of net unrealized depreciation on debt investments, $15.9 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized appreciation on secured borrowings, offset by $44.9 million of net reclassifications of realized losses (resulting in unrealized appreciation). For the nine months ended June 30, 2016, this consisted of $124.0 million of net unrealized depreciation on debt investments, and $10.0 million of net unrealized appreciation on equity investments, offset by $59.9 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
During the three and nine months ended June 30, 2015, we recorded net unrealized depreciation on investments and secured borrowings of $1.5 million and $40.5 million. For the three months ended June 30, 2015, this consisted of $12.6 million of net unrealized depreciation on debt investments, offset by $6.7 million of net reclassifications to realized losses (resulting in unrealized appreciation), $0.1 million of net unrealized depreciation on secured borrowings and $4.3 million of net unrealized appreciation on equity investments. For the nine months ended June 30, 2015, this consisted of $48.5 million of net unrealized depreciation on debt investments and $2.6 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $10.4 million of net unrealized appreciation on equity investments and $0.2 million of net unrealized depreciation on secured borrowings.
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
For the nine months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of $0.3 million. During that period, we received $81.8 million of net cash from operating activities, primarily from $719.0 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $81.0 million of net investment income, partially offset by funding $633.6 million of investments and net revolvers. During the same period, net cash used by financing activities was $82.1 million, primarily consisting of $141.0 million of net borrowings under our credit facilities (including borrowings to repay the Convertible Notes at maturity), $75.4 million of cash distributions paid to our stockholders, $25.1 million of repurchases of common stock under stock repurchase program, $2.5 million of repayments of secured borrowings and $5.1 million of repurchases of common stock under our DRIP.
For the nine months ended June 30, 2015, we experienced a net increase in cash and cash equivalents of $93.8 million. During that period, we used $251.5 million of net cash in operating activities, primarily for the funding of $1.1 billion of investments and net revolvers, partially offset by $1.2 billion of principal payments, PIK payments and sale proceeds received and cash activities related to $86.8 million of net investment income. During the same period, net cash used by financing activities was $(157.7) million, primarily consisting of $88.7 million of cash distributions paid to our stockholders, $62.5 million of repayments of secured borrowings and $4.3 million of repurchases of common stock under our DRIP.
As of June 30, 2016, we had $158.1 million in cash and cash equivalents (including restricted cash), portfolio investments (at fair value) of $2.2 billion, $18.8 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $568.3 million of borrowings outstanding under our credit facilities, $410.5 million of unsecured notes payable, $18.6 million of secured borrowings and unfunded commitments of $234.4 million.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of June 30, 2016, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2013:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 21, 2013	December 13, 2013	December 30, 2013	$0.0500	$ 6.3 million	69,291	(1)	$ 0.6 million
November 21, 2013	January 15, 2014	January 31, 2014	0.0833	10.5 million	114,033	(1)	1.1 million
November 21, 2013	February 14, 2014	February 28, 2014	0.0833	10.5 million	110,486	(1)	1.1 million
November 21, 2013	March 14, 2014	March 31, 2014	0.0833	11.0 million	64,748	(1)	0.6 million
November 21, 2013	April 15, 2014	April 30, 2014	0.0833	10.5 million	120,604	(1)	1.1 million
November 21, 2013	May 15, 2014	May 30, 2014	0.0833	11.1 million	58,003	(1)	0.5 million
February 6, 2014	June 16, 2014	June 30, 2014	0.0833	11.1 million	51,692		0.5 million
February 6, 2014	July 15, 2014	July 31, 2014	0.0833	12.2 million	54,739	(1)	0.5 million
February 6, 2014	August 15, 2014	August 29, 2014	0.0833	12.1 million	59,466		0.6 million
July 2, 2014	September 15, 2014	September 30, 2014	0.0917	13.4 million	73,141	(1)	0.7 million
July 2, 2014	October 15, 2014	October 31, 2014	0.0917	13.3 million	82,390	(1)	0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.4 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.6 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100.268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06
 ______________

(1)	Shares were purchased on the open market and distributed.

On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as our management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. We expect to finance any stock repurchases with existing cash balances or by incurring leverage. During the three and nine months ended June 30, 2016, we repurchased 1,879,386 and 4,958,702 shares respectively, of our common stock for $10.0 million, and $25.1 million, respectively, net of commissions.

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
As of June 30, 2016, FSMP IV had $75 million in regulatory capital and $150 million in SBA-guaranteed debentures outstanding, which had a fair value of $141.2 million, as compared to a fair value of $137.4 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 3.567% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
September 2011	11,700	2.877	0.285
As of June 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $66.9 million, as compared to a fair value of $65.0 million as of September 30, 2015. These debentures bear interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
The $225.0 million of SBA-guaranteed debentures held by our SBIC subsidiaries carry a weighted average interest rate of 3.323% as of June 30, 2016.
For the three and nine months ended June 30, 2016, we recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and nine months ended June 30, 2015, we recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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

As of June 30, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. As of June 30, 2016, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of June 30, 2016, we had $524.5 million of borrowings outstanding under the ING facility, which had a fair value of $524.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.743% for the three months ended June 30, 2016. For the three and nine months ended June 30, 2016, we recorded interest expense of $4.2 million and $10.6 million, respectively, related to the ING facility. For the three and nine months ended June 30, 2015, we recorded interest expense of $3.5 million and $10.5 million, respectively, related to the ING facility.
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
As of June 30, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, we concurrently entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of June 30, 2016, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of June 30, 2016, we had $43.8 million of borrowings outstanding under the Sumitomo facility which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.393% for the nine months ended June 30, 2016. For the three and nine months ended June 30, 2016, we recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2015, we recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility.
As of June 30, 2016, except for assets that were funded through our SBIC subsidiaries, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through our SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over our stockholders.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$978 million	$1,226 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.30:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.14:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended March 31, 2016. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-Q for the quarter ended June 30, 2016.

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the year ended September 30, 2015.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2009 (amounts available are as of June 30, 2016):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
Wells Fargo facility	11/16/2009	Entered into credit facility	$50 million	$0.8 million					LIBOR + 4.00%
	5/26/2010	Expanded credit facility	100 million	0.9 million					LIBOR + 3.50%
	2/28/2011	Amended credit facility	100 million	0.4 million					LIBOR + 3.00%
	11/30/2011	Amended credit facility	100 million	—					LIBOR + 2.75%
	4/23/2012	Amended credit facility	150 million	1.2 million					LIBOR + 2.75%
	6/20/2013	Amended credit facility	150 million	—					LIBOR + 2.50%
	2/21/2014	Terminated credit facility	—	—	—		—	—
ING facility	5/27/2010	Entered into credit facility	90 million	0.8 million					LIBOR + 3.50%
	2/22/2011	Expanded credit facility	215 million	1.6 million					LIBOR + 3.50%
	7/8/2011	Expanded credit facility	230 million	0.4 million					LIBOR + 3.00%/3.25%
	2/29/2012	Amended credit facility	230 million	1.5 million					LIBOR + 3.00%/3.25%
	11/30/2012	Amended credit facility	385 million	2.2 million					LIBOR + 2.75%
	1/7/2013	Expanded credit facility	445 million	0.3 million					LIBOR + 2.75%
	8/6/2013	Amended credit facility	480 million	1.8 million					LIBOR + 2.25%
	10/22/2013	Expanded credit facility	605 million	0.7 million					LIBOR + 2.25%
	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million					LIBOR + 2.25%
	11/12/2015	Expanded credit facility	710 million	0.1 million	$710 million		$525 million	$185 million	LIBOR (4) + 2.25%
SBA debentures	2/16/2010	Received capital commitment	75 million	0.8 million
	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million	225 million		225 million	—	3.323% (2)
Sumitomo facility	9/16/2011	Entered into credit facility	200 million	2.5 million					LIBOR + 2.25%
	10/30/2013	Reduced credit facility	125 million	—					LIBOR + 2.25%
	8/17/2015	Amended credit facility	125 million	0.4 million	62 million	(1)	44 million	18 million	LIBOR (3) + 2%/2.25% (5)
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option

(5)	LIBOR +2.0% when the facility is drawn more than 35%. Otherwise, LIBOR +2.25%
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes matured on April 1, 2016, or Maturity Date and we repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under the ING facility.
The Convertible Notes bore interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were our unsecured obligations and rank senior in right of payment to our indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
On or after January 1, 2016 until the close of business on the business day immediately preceding the Maturity Date, holders could have converted their Convertible Notes at any time. Upon conversion, we would have been obligated to deliver shares of our common stock based on a conversion rate that was subject to periodic adjustment.
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

For the nine months ended June 30, 2016, we recorded interest expense of $3.4 million related to the Convertible Notes. For the three and nine months ended June 30, 2015, we recorded interest expense of $1.7 million and $5.1 million, respectively, related to the Convertible Notes.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2016 and June 30, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2016, we recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2015, we recorded interest expense of $3.3 million and $10.1 million, respectively, related to the 2019 Notes.
As of June 30, 2016, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $247.5 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the

Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2016 and June 30, 2015, we did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2016, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2015, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2016, there were $75.0 million 2024 Notes outstanding, which had a fair value of $75.5 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2016 and June 30, 2015, we did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2016, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2015, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $87.9 million.
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
As of June 30, 2016, secured borrowings at fair value totaled $18.6 million and the fair value of the loan that is associated with these secured borrowings was $51.9 million. These secured borrowings were the result of the completion of partial loan sales of a senior secured debt investment totaling $22.8 million during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three and nine months ended June 30, 2016 and June 30, 2015, there were $2.5 million and $62.5 million of repayments on secured borrowings, respectively.
For the three and nine months ended June 30, 2016, we recorded interest expense of $0.4 million and $1.1 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2015, we recorded interest expense of $0.4 million and $1.3 million, respectively, related to the secured borrowings.
As of June 30, 2016, there were $19.3 million of secured borrowings outstanding, which had a fair value of $18.6 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016, our only off-balance sheet arrangements consisted of $234.4 million of unfunded commitments, which was comprised of $211.1 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.2 million related to unfunded limited partnership interests. As of September 30, 2015, our only off-balance sheet arrangements consisted of $305.3 million, which was comprised of $260.2 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of June 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of June 30, 2016 and September 30, 2015 is shown in the table below:

	June 30, 2016	September 30, 2015
Lift Brands Holdings, Inc.	$15,500	$17,000
Legalzoom.com, Inc.	15,427	8,815
BMC Software Finance, Inc.	15,000	15,000
Senior Loan Fund JV 1, LLC	14,065	30,690
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,868	9,868
Edge Fitness, LLC	8,353	3,735
InMotion Entertainment Group, LLC	6,845	6,308
Refac Optical Group	6,400	6,400
Traffic Solutions Holdings, Inc.	6,056	—
BeyondTrust Software, Inc.	5,995	5,995
Valet Merger Sub, Inc.	5,596	13,700
Integrated Petroleum Technologies, Inc.	5,397	5,397
JTC Education, Inc.	5,391	—
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
OnCourse Learning Corporation	5,000	5,000
Penn Foster, Inc.	5,000	5,000
Trialcard Incorporated	4,900	4,900
TIBCO Software, Inc.	4,872	5,800
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
OBHG Management Services, LLC	3,836	—
Metamorph US 3, LLC	3,675	3,675
My Alarm Center, LLC	3,127	2,068
WeddingWire, Inc.	3,000	3,000
Express Group Holdings LLC	2,824	—
Discovery Practice Management, Inc.	2,755	6,347
Eagle Hospital Physicians, Inc.	2,753	1,820
Motion Recruitment Partners LLC	2,628	2,900
OmniSYS Acquisition Corporation	2,500	2,500

Ping Identity Corporation	2,500	—
First American Payment Systems, LP	2,375	4,225
HealthDrive Corporation	2,334	734
ExamSoft Worldwide, Inc.	2,000	2,000
Teaching Strategies, LLC	1,920	2,400
Accruent, LLC	1,900	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	1,478	—
Cenegenics, LLC	1,401	316
TransTrade Operators, Inc.	1,194	1,559
4 Over International, LLC	1,190	—
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,111	1,396
Garretson Firm Resolution Group, Inc.	1,066	993
Webster Capital III, L.P. (limited partnership)	1,017	1,149
Riverside Fund V, LP (limited partnership interest)	853	1,047
SPC Partners V, L.P. (limited partnership interest)	720	1,428
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	698	1,198
RCP Direct II, LP (limited partnership interest)	674	754
Edmentum, Inc.	479	2,664
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	476	924
Phoenix Brands Merger Sub LLC	429	1,286
L Squared Capital Partners (limited partnership interest)	423	438
Sterling Capital Partners IV, L.P. (limited partnership interest)	413	762
Riverside Fund IV, LP (limited partnership interest)	357	357
Milestone Partners IV, LP (limited partnership interest)	273	429
RCP Direct, LP (limited partnership interest)	198	188
ACON Equity Partners III, LP (limited partnership interest)	194	318
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
Riverlake Equity Partners II, LP (limited partnership interest)	177	358
Yeti Acquisition, LLC	—	40,000
First Choice ER, LLC	—	9,451
Ameritox, Ltd	—	6,400
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$234,411	$305,326

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of June 30, 2016	Weighted average debt outstanding for the nine months ended June 30, 2016	Maximum debt outstanding for the nine months ended June 30, 2016
SBA debentures	$225,000	$225,000	$225,000	$225,000
ING facility	383,495	524,495	401,466	528,495
Sumitomo facility	43,800	43,800	43,800	43,800
Convertible Notes	115,000	—	77,226	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	21,787	19,289	20,272	21,787
Total debt	$1,200,332	$1,223,834	$1,179,014
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
SBA debentures	$225,000	$—	$—	$138,300	$86,700
Interest due on SBA debentures	51,157	8,862	17,725	16,482	8,088
ING facility	524,495	—	524,495	—	—
Interest due on ING facility	43,272	14,424	28,848	—	—
Sumitomo facility	43,800	—	—	—	43,800
Interest due on Sumitomo facility	5,593	1,072	2,144	2,144	233
Secured borrowings	19,289	—	19,289	—	—
Interest due on secured borrowings	1,665	964	701	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	32,522	12,188	20,334	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	36,747	4,406	8,813	8,813	14,715
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	62,554	5,283	10,566	10,566	36,139
Total	$1,457,344	$47,199	$882,915	$176,305	$350,925
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
We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015 March 31, 2016, and June 30, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	89.62%	—
March 31, 2016	89.77%	—
June 30, 2016	86.50%	—
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman, Dimitrov, Owens and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. Pursuant to the investment advisory agreement, as of June 30, 2016, fees payable to our Investment Adviser equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2016 and June 30, 2015, we incurred fees of $17.8 million and $47.3 million and $20.0 million and $60.5 million, respectively, under the investment advisory agreement.
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
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT will furnish us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three and nine months ended June 30, 2016, we incurred expenses of $1.0 million and $3.4 million, respectively, under the administration agreement.
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
Recent Developments
In July 2016, we received notice that JTC Education, Inc. ("JTC"), a portfolio company, had been informed that the Department of Education had revoked access to Title IV funding for several of JTC's campuses. As a result, we expect minimal recovery on our investment. As of June 30, 2016, our investment in JTC had a fair value of $5.8 million in addition to net exposure of $5.4 million of restricted cash posted as collateral for letters of credit related to JTC.

For a discussion of the developments in the litigation to which we are a party, see Part II - Other Information - Item 1. Legal Proceedings.
On August 4, 2016, our Board of Directors declared the following distributions:

•	$0.06 per share, payable on September 30, 2016 to stockholders of record on September 15, 2016;

•	$0.06 per share, payable on October 31, 2016 to stockholders of record on October 14, 2016; and

•	$0.06 per share, payable on November 30, 2016 to stockholders of record on November 15, 2016.
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
As of June 30, 2016, 81.8% of our debt investment portfolio (at fair value) and 79.6% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016		September 30, 2015
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$272,437	16.19%	$220,165	12.62%
1% to under 2%	1,402,810	83.36	1,511,195	86.59
2% to under 3%	—	—	—	—
3% and over	7,616	0.45	13,776	0.79
Total	$1,682,863	100.00%	$1,745,136	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$73,500	$(29,300)	$44,200
400	56,800	(23,400)	33,400
300	40,100	(17,500)	22,600
200	23,400	(11,600)	11,800
100	7,200	(5,800)	1,400

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$149,813	$—	$143,484	$—
Prime rate	11,092	—	2,076	6,000
LIBOR
30 day	42,638	568,295	52,661	421,295
90 day	1,773,525	19,289	1,797,527	21,787
Fixed rate	467,707	636,250	561,906	751,250
Total	$2,444,775	$1,223,834	$2,557,654	$1,200,332

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, as a result of the ongoing material weakness described below, the design and operation of our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2015, management determined that we did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. Specifically, our policies and procedures with respect to loan origination fees, while in accordance with GAAP, were not properly communicated between departments and personnel to allow for appropriate validation of support as the Fifth Street platform grew and diversified, which has led to out of period adjustments and revisions to prior period financial information. This material weakness remained as of June 30, 2016 primarily because the remediation actions described below remain in process.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC Class-Action Lawsuits
We have been named as a defendant in three putative securities class-action lawsuits. The first lawsuit was filed on October 1, 2015, in the United States District Court for the Southern District of New York and is captioned Howard Randall, Trustee, Howard & Gale Randall Trust FBO Kimberly Randall Irrevocable Trust UA Feb 15, 2000 v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-07759-LAK. The second lawsuit was filed on October 14, 2015, in the United States District Court for the District of Connecticut and is captioned Lynn Waters-Cottrell v. Fifth Street Finance Corp., et al., Case No. 3:15-cv-01488. The case was later transferred to the United States District Court for the Southern District of New York, where it is pending as Case No. 16-cv-00088-LAK. The third lawsuit was filed on November 12, 2015, in the United States District Court for the Southern District of New York and is captioned Robert J. Hurwitz v. Fifth Street Finance Corp., et al., Case No. 1:15-cv-08908-LAK. The defendants in all three cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard Petrocelli, us and Fifth Street Asset Management Inc. (“FSAM”).
The lawsuits allege violations of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015, inclusive. The lawsuits allege in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue, which FSAM received as our asset manager and investment adviser. For example, the lawsuits allege that we improperly delayed the write-down of at least three of our investments until the fiscal quarter ended December 31, 2014, after FSAM had conducted its IPO in October 2014, even though we purportedly should have taken the write-down before FSAM’s IPO. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought in any of the actions.
On February 1, 2016, the court appointed Oklahoma Police Pension and Retirement System as lead plaintiff and the law firm of Labaton Sucharow LLP as lead counsel. Lead plaintiff filed its consolidated complaint on April 1, 2016. The consolidated complaint alleges claims similar to those pled in the original complaints on behalf of the same putative class. Defendants moved to dismiss the consolidated complaint on May 31, 2016.
After defendants filed their motion to dismiss, the parties engaged in a mediation to explore the possible settlement of the action. Following the mediation, the parties entered into an agreement to settle the case for $14,050,000 to a settlement class consisting of persons who purchased our common stock during the period from July 7, 2014 through February 6, 2015. Approximately 99% of the settlement amount will be paid from insurance coverage.  The proposed settlement is subject to plaintiff’s completion of additional discovery and approval by the United States District Court for the Southern District of New York after notice has been sent to the settlement class. The parties have not yet filed the settlement agreement with the court.
On January 29, 2016, a putative stockholder class action lawsuit captioned James Craig v. Bernard D. Berman, et. al. was filed in the Court of Chancery of the State of Delaware. The case is captioned James Craig v. Bernard D. Berman, et al., C.A. No. 11947-VCG. The defendants in the case are Bernard D. Berman, James Castro-Blanco, Ivelin M. Dimitrov, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Sandeep K. Khorana, Todd G. Owens, Douglas F. Ray, Fifth Street Management LLC, FSAM, us and Fifth Street Holdings L.P. The complaint alleged that the defendants breached their fiduciary duties to our stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead our stockholders into voting against proposals to be presented by another shareholder (RiverNorth Capital Management) in a proxy contest in connection with our 2016 annual meeting. The competing shareholder proposals had sought to elect three director nominees to our Board of Directors and to terminate the investment advisory agreement with Fifth Street Management LLC. The complaint also charged that the director defendants breached their fiduciary duties by perpetuating and failing to terminate the investment advisory agreement and by seeking to entrench themselves as directors and have Fifth Street Management LLC remain in place. The complaint sought, among other things, an injunction preventing us and our Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued; a declaration that the defendants breached their fiduciary duties by refusing to terminate the investment advisory agreement and by keeping our Board of Directors and Fifth Street Management LLC in place; a declaration that any shares repurchased by us after the record date of the 2016 annual meeting would not be considered outstanding shares for purposes of the our stockholder approvals sought at the annual meeting; and awarding plaintiff costs and disbursements. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. We also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff and RiverNorth. On February 16, 2016, plaintiff informed the Delaware court that the basis for his injunction motion had become moot and that he was withdrawing his motions for a preliminary injunction and expedited proceedings. On February 18, 2016, we announced that we had entered into an agreement with RiverNorth pursuant to which RiverNorth would withdraw its competing proxy solicitation. Plaintiff later informed the court that his case has become moot, and he moved for a “mootness fee.” The court will hear argument on plaintiff’s motion on August 23, 2016.
FSC Shareholder Derivative Actions
On December 4, 2015, a putative shareholder derivative action captioned Solomon Chau v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01795-RNC, was filed on behalf of us in the United States District Court for the District of Connecticut. The complaint names Leonard Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and FSAM as defendants and the Company as the nominal defendant. A second putative shareholder derivative action, captioned Scott Avera v. Leonard M. Tannenbaum, et al., Case No. 3:15-cv-01889, was filed in the United States District Court for the District of Connecticut on December 31, 2015, against the same group of defendants. The underlying allegations in both complaints are related, and generally similar, to the allegations in the securities class actions against us, and others described in the preceding paragraphs. The complaints allege that the our Board approved unfair advisory and management agreements with entities related to FSAM and that certain defendants engaged in allegedly improper conduct designed to make FSAM appear more attractive to potential investors before its IPO. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. 3:15-cv-01795-RNC, and are stayed by consent of the parties and order of the court until September 30, 2016. We and the defendants moved to transfer the case to the United States District Court for the Southern District of New York. That motion has been withdrawn without prejudice.
On January 27, 2016, two putative shareholder derivative actions were filed on behalf of us in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk. The cases are captioned John Durgerian v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027659-S, and Kamile Dahne v. Leonard M. Tannenbaum, et al., No. FST-CV16-6027660-S. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Alexander C. Frank, Todd G. Owens, Ivelin M. Dimitrov, Richard A. Petrocelli, James Castro-Blanco, Brian S. Dunn, Richard P. Dutkiewicz, Byron J. Haney, Douglas F. Ray, Sandeep K. Khorana, Steven M. Noreika, David H. Harrison, Frank C. Meyer, and FSAM, with us as the nominal defendant. The allegations in the two cases are generally similar to those in the federal derivative actions described above. The cases have been consolidated under the caption In re Fifth Street Finance Corp. Shareholder Derivative Litigation, No. FST-CV16-6027659-S, and are stayed by consent of the parties and order of the court until August 15, 2016.
On April 1, 2016 and April 6, 2016, respectively, two additional putative shareholder derivative actions were filed on behalf of us in the Delaware Court of Chancery. The cases are captioned Justin A. Tuttelman v. Leonard M. Tannenbaum, et al., No. 12157-VCG, and James C. Cooper v. Leonard M. Tannenbaum, et al., No. 12171-VCG. The defendants in the cases are Leonard M. Tannenbaum, Bernard D. Berman, Todd G. Owens, Ivelin M. Dimitrov, Alexander C. Frank, Steven M. Noreika, David H. Harrison, Brian S. Dunn, Douglas F. Ray, Richard P. Dutkiewicz, Byron J. Haney, James Castro-Blanco, Richard A. Petrocelli, Frank C. Meyer, and FSAM, with us as the nominal defendant. The allegations in the two cases are generally similar to those in the other derivative actions. The cases were consolidated under the caption In re Fifth Street Finance Corp. Stockholder Litigation, C.A. No. 12157-VCG. The two original plaintiffs and several others later filed a consolidated amended complaint on June 8, 2016. The consolidated complaint repeated and expanded on prior allegations and added Fifth Street Management LLC as a defendant. Pursuant to stipulated orders, the consolidated cases were stayed until June 30, 2016 and then until August 15, 2016.
The parties in all of the derivative actions agreed to mediate their disputes and, following that mediation, signed an agreement to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to us in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in Fifth Street Management’s base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years. The proposed settlement also calls for us to adopt certain governance and oversight enhancements. Those enhancements include provisions relating to equity ownership by our Board members, disclosure of executive compensation, director independence, valuation policies and processes, creation of a Board-level Credit Risk and Conflicts Committee at the Company, and increased consultation with outside advisers and independent third parties. Some of the undertakings and enhancements described above are subject to Fifth Street Management LLC’s continuing as our investment adviser.
We and the defendants further agreed that we would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The proposed settlement is subject to plaintiffs’ completion of additional discovery and approval by the United States District Court for the District of Connecticut after notice has been disseminated to our shareholders. As discussed above, we and the defendants have withdrawn the pending transfer motion without prejudice so that the Connecticut federal court can rule on the proposed settlement. The parties have not yet filed the settlement agreement with the court.

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) sent document subpoenas and document-preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. (“FSOF”), and Fifth Street Senior Floating Rate Corp (“FSFR”). The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management LLC by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in our and FSAM securities class actions and our derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSFR, (iii) FSOF’s trading in the securities of publicly traded business-development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940 (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2015.

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
Date: August 8, 2016

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