Form 10-K
period 2016-09-30
Fifth Street Finance Corp.
filed 2016-11-29
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2016 is $667,632,365. The registrant had 143,258,785 shares of common stock outstanding as of November 28, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FIFTH STREET FINANCE CORP.
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2016

PART I

Item 1.     Business
General
Fifth Street Finance Corp., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we,” “us” or “our”, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. Fifth Street Mezzanine Partners III, L.P., our predecessor fund, commenced operations as a private partnership on February 15, 2007. Effective as of January 2, 2008, Fifth Street Mezzanine Partners III, L.P. merged with and into us. We were formed as a Delaware corporation in late 2007 for the purpose of acquiring Fifth Street Mezzanine Partners III, L.P. and continuing its business as a public entity. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) between $10 million and $120 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments, and to a lesser extent, capital appreciation from our equity investments. These investment objectives may be changed without a vote of the holders of a majority of our voting securities. We are externally managed and advised by Fifth Street Management LLC, which we also refer to as “Fifth Street Management” or our “investment adviser.”
Our investments generally range in size from $10 million to $100 million and are principally in the form of first lien, second lien, or collectively, senior secured, and subordinated debt investments, which may also include an equity component made in connection with investments by private equity sponsors. Although our focus could change, we are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans that we believe will provide superior risk-adjusted returns while maintaining adequate credit protection. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
From inception through September 30, 2016, we originated approximately $7.4 billion of funded debt and equity investments. Our portfolio totaled $2.2 billion at fair value at September 30, 2016 and was comprised of 129 investments, 110 of which were completed in connection with investments by private equity sponsors, one of which was in Senior Loan Fund JV I, LLC, or SLF JV I, and 18 of which were in private equity funds. The 18 investments in private equity funds represented less than 1% of the fair value of our assets at September 30, 2016. At fair value, 91.2% of our portfolio consisted of debt investments and 78.0% of our portfolio consisted of senior secured loans as of September 30, 2016. The weighted average annual yield of our debt investments as of September 30, 2016, including the return on our subordinated note investment in SLF JV I, was approximately 10.4%, of which 9.6% represented cash payments. The weighted average annual yield of our debt investments is determined before, and therefore does not take into account, the payment of our (and our consolidated subsidiaries') expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders. Moreover, we held equity investments consisting of common stock, preferred stock or other equity interests in 73 of our 129 portfolio companies as of September 30, 2016.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, provided, that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of our small business investment company, or SBIC, subsidiaries guaranteed by the U.S. Small Business Administration, or the SBA, from the definition of senior securities in calculating our 200% asset coverage ratio under the 1940 Act. See “Regulation -Business Development Company Regulations.” The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2016, we had a debt to equity ratio (excluding debentures issued by our SBIC subsidiaries) of 0.83x (i.e., one dollar of equity for each $0.83 of non-SBIC debt outstanding).

Joint Venture
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, also co-invest through an unconsolidated, Delaware limited liability company, SLF JV I. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2016, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. At September 30, 2016, we had funded approximately $160.9 million of our commitment. Additionally, SLF JV I had $400.0 million of borrowing capacity, including a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings, and a senior revolving credit facility with Credit Suisse AG, Cayman Island Branch ("Credit Suisse facility") with a stated maturity date of July 7, 2023, which permitted up to $200.0 million of borrowings. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative of us and one representative of Kemper (with approval of each required). As of September 30, 2016, our investment in SLF JV I was approximately $142.7 million at fair value. We do not consolidate SLF JV I in our consolidated financial statements.
Organizational Structure
The following diagram shows a simplified organizational structure reflecting our relationship with our investment adviser and administrator and our direct and indirect ownership interest in certain of our subsidiaries as of September 30, 2016:

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

The Investment Adviser
We are externally managed and advised by Fifth Street Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by Fifth Street Asset Management Inc., or FSAM, a publicly-traded, nationally-recognized asset manager with over $5 billion of assets under management as of September 30, 2016. Our investment adviser serves pursuant to an investment advisory agreement adopted in accordance with the Advisers Act, under which it receives from us a percentage of our gross assets as a management fee and a percentage of our ordinary income and capital gains as an incentive fee. See “- Investment Advisory Agreement.”
The key principals and members of senior management of our investment adviser are Leonard M. Tannenbaum, our investment adviser’s chief executive officer, Bernard D. Berman, our chairman and our investment adviser’s co-president, Todd G. Owens, our chief executive officer and our investment adviser's co-president, Ivelin M. Dimitrov, our president and chief investment officer and the chief investment officer of our investment adviser, and Alexander C. Frank, the chief operating officer of our investment adviser. Mr. Tannenbaum has led the investment of over $10 billion in small and mid-sized companies and the origination of over 300 investment transactions since 1998. Our investment adviser also currently serves as the investment adviser to Fifth Street Senior Floating Rate Corp., or FSFR, in addition to various other private fund vehicles. FSFR is a business development company focused on making senior loans to middle market companies that bear interest on the basis of a floating base lending rate as compared to our more general primary investment focus on debt and equity investments in small and mid-sized companies in addition to various privately held funds. However, there may be overlap in terms of our targeted investments.
Our administrator, FSC CT, LLC, or FSC CT, a wholly-owned subsidiary of Fifth Street Management, provides the administrative services necessary for us to operate. See “- Administration Agreement.”
 Business Strategy
Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and, to a lesser extent, capital appreciation from our equity investments. We have adopted the following business strategy to achieve our investment objective:

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

•
Benefit from the large pool of uninvested private equity capital likely to seek complementary debt financing. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors who we believe have raised substantial amounts of private equity capital in recent years.

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

•
Structure our debt investments to minimize risk of loss and achieve attractive risk-adjusted returns.    We structure our debt investments on a conservative basis with high cash yields, cash advisory fees, low leverage levels and strong investment protections, including prepayment fees. As of September 30, 2016, the weighted average yield of our debt investments, including the return on our subordinated note investment in SLF JV I, was approximately 10.4%, which includes a cash component of 9.6%. As of September 30, 2016, our debt investments had a weighted average debt to EBITDA multiple of 4.61x calculated at the time of origination of the investment. Our debt investments typically have strong protections, which may include one or more of: default penalties, prepayment fees, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections, coupled with the other features of our investments described above, should allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns; however, there can be no assurance that we will be able to successfully structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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

•
Established companies with a history of positive operating cash flow.    We generally seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis, however in certain cases we may target investments in earlier stage companies, some of which have yet to reach positive levels of profitability.

•
Strong market presence. We seek to invest in portfolio companies that we believe have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. We also seek portfolio companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors.

•
Ability to exert meaningful influence.    We seek investment opportunities in which we will be the lead/sole investor in our tranche and in which we can add value through active participation in the direction of the company, often through advisory positions.

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

•
Exit strategy.    We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan. In addition, although less common, we may sell all or a portion of our investments on the secondary market.

Deal Origination
Our deal originating efforts are focused on building relationships with private equity sponsors that are focused on investing in the small and mid-sized companies that we target. We divide the country geographically into Eastern, Central and Western regions and emphasize active, consistent sponsor coverage. The investment professionals of our investment adviser have developed an extensive network of relationships with these private equity sponsors. We estimate that our investment adviser has active relationships with approximately 200 private equity sponsors. An active relationship is one through which our investment adviser has received at least one investment opportunity from the private equity sponsor within the last year.
Our investment adviser reviewed over 700 potential investment transactions with private equity sponsors during the year ended September 30, 2016. A significant portion of the investment transactions that we have completed to date were originated through our investment adviser’s relationships with private equity sponsors. We believe that our investment adviser has a reputation as a reliable, responsive and efficient source of funding to support private equity investments. We believe that this reputation and the relationships of our investment adviser with private equity sponsors will provide us with significant investment opportunities.
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
Investments
We target debt investments that will yield meaningful current income and also provide the opportunity for capital appreciation through our ownership of equity securities in certain of our portfolio companies. We typically structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. Our debt investment may be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2016, 78.0% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

Debt Investments
We tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly or quarterly cash interest that we collect on our debt investments. As of September 30, 2016, we had directly originated a majority of our debt investments. We are currently focusing our origination efforts on a prudent mix of first lien, second lien and subordinated loans which we believe will provide superior risk-adjusted returns while maintaining adequate credit protection.

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

•
Unsecured Loans.    Our unsecured investments generally have terms of five to seven years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include PIK interest and an equity component, such as warrants to purchase common stock in the portfolio company.

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
Private Equity Fund Investments
We make investments in the private equity funds of certain private equity sponsors we partner with in making investments in small and mid-sized companies. In general, we make these investments where we have a long-term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2016, we had investments in 18 private equity funds, which represented less than 1% of the fair value of our assets as of such date.
SLF JV I
We have invested in SLF JV I, which as of September 30, 2016, consisted of a diverse portfolio of loans to 37 different borrowers in industries similar to the companies in our portfolio. SLF JV I invests in middle-market and other corporate debt securities, including traditional senior debt, that are secured by some or all of the issuer’s assets.
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
Ranking Criteria
In addition to various risk management and monitoring tools, we use an investment ranking system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Asset Quality” for a description of our four-level numeric ranking scale and the distributions of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2016 and 2015.
Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid securities including debt and equity investments of small and mid-sized companies. All of our investments are recorded at fair value as determined in good faith by our Board of Directors. See “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies- Investment Valuation” for a description of our investment valuation processes and procedures.
Net Asset Value Determinations

Our Board of Directors determines the net asset value per share of our common stock on a quarterly basis. The net asset value per share of our common stock is equal to the value of our total assets minus liabilities divided by the total number of shares of common stock outstanding. Our liabilities will include amounts that we have accrued under our investment advisory agreement, including the management fee, income incentive fee and capital gains incentive fee, the latter of which will be accrued for GAAP purposes based upon the cumulative realized and unrealized capital appreciation in our portfolio.
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
Employees
We do not have any employees. Our day-to-day investment operations are managed by Fifth Street Management as our investment adviser. See “— Investment Advisory Agreement.” Fifth Street Management utilizes over 25 investment professionals, including its principals. In addition, we reimburse our administrator, FSC CT, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including our allocable portion of the costs of compensation of our chief financial officer and chief compliance officer and their staffs. For a more detailed discussion of the administration agreement, see “— Administration Agreement.”

Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates for our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by affiliates of our administrator at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 309 23rd Street, Suite 200A, Miami Beach, FL 33139.
Investment Advisory Agreement
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
Base Management Fee
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2.0% of our gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
On January 20, 2016, we announced that our Investment Adviser agreed to amend the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) was permanently reduced from 2.0% to 1.75%. The other commercial terms of the investment advisory arrangement with our investment adviser remained unchanged.
On July 14, 2015, we announced that the investment adviser voluntarily agreed to a revised base management fee arrangement, or the Revised Management Fee, for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017, or the Waiver Period.
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us to the investment adviser during the Waiver Period. Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that Fifth Street Management will agree to additional waivers of management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 1.75% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The “Baseline NAV Percentage” is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000), or the Baseline NAV, by our net asset value at the beginning of the fiscal quarter for which the fee is being calculated, or the New NAV. The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.

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

The Revised Management Fee will not apply to any assets we acquire through the issuance of shares of our common stock in non-ordinary course transactions, such as mergers or other types of business combination transactions, or the proceeds therefrom, or Excluded Assets, and Excluded Assets will not be taken into account in calculating the New NAV, the Baseline NAV Percentage and/or the Incremental NAV Percentage. As a result, as the Company raises additional equity capital and its net asset value increases, including through net unrealized/realized appreciation on its investments, the overall blended rate of the base management fee is expected to decrease during the Waiver Period.
Incentive Fee
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including (i) any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, advisory, diligence and consulting fees or other fees that we receive from portfolio companies), (ii) any gain realized on the extinguishment of our own debt and (iii) any other income of any kind that we are required to distribute to our stockholders in order to maintain our RIC status) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with FSC CT, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, will be compared to a “hurdle rate” of 2% per quarter (8% annualized), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.
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
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 0.6125%
Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.
Scenario 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.2625%

Incentive fee	=100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4) =100% × (2.2625% – 2%) =0.2625%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.
Scenario 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses) = 2.8625%
Incentive fee = 100% × Pre-Incentive Fee Net Investment Income (subject to “catch-up”)(4)
Incentive fee = 100% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income – 2.5%))

Catch up	=	2.5% – 2%
	=	0.5%
Incentive fee	=	(100% × 0.5%) + (20% × (2.8625% – 2.5%))
	=	0.5% + (20% × 0.3625%)
	=	0.5% + 0.0725%
	=	0.5725%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.
 _________________

(1)	Represents 8% annualized hurdle rate.

(2)	Represents 1.75% annualized base management fee.

(3)	Excludes organizational and offering expenses.

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
The capital gains portion of the incentive fee would be:
Year 1: None
Year 2: Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)
Year 3: None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains incentive fee paid in Year 2)
Year 4: Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee paid in Year 2)
Scenario 2
Assumptions
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4: FMV of Investment B determined to be $24 million
Year 5: Investment B sold for $20 million
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee paid in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)
_______________

*
The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

(1)
As illustrated in Year 3 of Scenario 2 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.

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

Payment of Our Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the investment advisory agreement and the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses of offering our debt and equity securities;

•	the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the investment advisory agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent, trustee and custodial fees;

•	interest payments and other costs related to our borrowings;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of mailing proxy statements, stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing, independent accountants and outside legal costs and all other direct expenses incurred by either our administrator or us in connection with administering our business, including payments under the administration agreement.

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
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, our investment adviser and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser.
Organization of our Investment Adviser
Our investment adviser is a Delaware limited liability company that registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
Board Approval of the Investment Advisory Agreement
The investment advisory agreement was first approved by our Board of Directors on December 13, 2007 and by a majority of the limited partners of Fifth Street Mezzanine Partners III, L.P., our predecessor fund, through a written consent first solicited on December 14, 2007. On March 14, 2008, our Board of Directors, including all of the directors who were not “interested persons” as defined in the 1940 Act, approved an amendment to the investment advisory agreement that revised the investment advisory agreement to clarify the calculation of the base management fee. Such amendment was also approved by a majority of our outstanding voting securities through a written consent first solicited on April 7, 2008. On May 2, 2011, the investment advisory agreement was further amended, as approved by our Board of Directors, to exclude management fees on any assets held in the form of cash and cash equivalents. Most recently, at a meeting of the Board of Directors held on January 19, 2016, the Board of Directors, including a majority of the independent directors, approved a third amended and restated investment advisory agreement with Fifth Street Management that permanently reduced the base management fee payable to Fifth Street Management on gross assets, excluding cash and cash equivalents, from 2.00% to 1.75% effective as of January 1, 2016. In reaching a decision to approve the third amended and restated investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services to be performed by Fifth Street Management;

•	the investment performance of FSC and that of its portfolio managers with other investment portfolios with similar strategies to FSC;

•	the anticipated costs of providing services to FSC;

•	the anticipated profitability of the relationship between FSC and Fifth Street Management;

•	comparative information on fees and expenses borne by other comparable business development companies and, as applicable, advised accounts;

•	comparative business development company performance and other competitive factors;

•	the extent to which economies of scale have been realized as FSC has grown; and

•	whether proposed fee levels reflect these economies of scale for the benefit of FSC’s investors.

No single factor was determinative of the decision of our Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, to approve the third amended and restated investment advisory agreement. Rather, consistent with applicable law and guidance from the federal courts and based on the considerations described above, our Board of Directors, including all of the independent directors, concluded that the third amended and restated investment advisory agreement is fair and reasonable in relation to the services provided.
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

Material Conflicts of Interest
Our executive officers and directors, and certain members of our investment adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with over $600 million of total assets at fair value as of September 30, 2016. FSFR invests in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade, similar to those we target for investment. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $120 million of EBITDA, in connection with investments by private equity sponsors, and targets investment sizes generally ranging from $3 million to $30 million. We generally target small and mid-sized companies with annual EBITDA between $10 million and $120 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by our affiliates, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC in September 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.

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

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Transactions, and Director Independence."

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

Available Information
We maintain a website at http://fsc.fifthstreetfinance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
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

As a business development company, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC in September 2014. The exemptive relief permits us to participate in negotiated co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
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
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the United States Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This provides us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $213.3 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
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
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investor Relations portion of our website at http://fsc.fifthstreetfinance.com.
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
The proxy voting decisions of our investment adviser are made by the officers who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, our investment adviser will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information, without charge, regarding how our investment adviser voted proxies for us for the most recent 12-month period ended June 30, 2016 with respect to our portfolio securities by making a written request for proxy voting information to: Fifth Street Finance Corp. Chief Compliance Officer, 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. Our independent registered public accounting firm is required to audit our internal control over financial reporting.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average net income after federal income taxes (excluding any carry-over losses) not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6 million and has average net income after federal income taxes (excluding any carry-over losses) not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $350 million when they have at least $175.0 million in regulatory capital. As of September 30, 2016, one of our SBIC subsidiaries had $75 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a fair value of $131.0 million. As of September 30, 2016, our other SBIC subsidiary had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $67.5 million. Our SBIC subsidiaries held approximately 344.7 million, or 14.7%, of our total assets at September 30, 2016.
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. We are now permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. This allows us increased flexibility under the 200% asset coverage test by permitting us to borrow up to $213.3 million more than we would otherwise be able to absent the receipt of this exemptive relief.
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

Stock Exchange Corporate Governance Regulations
Each of the NASDAQ Global Select Market and the New York Stock Exchange has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance regulations applicable to business development companies.
Taxation as a Regulated Investment Company
As a business development company, we have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute (or are deemed to have distributed) to our stockholders as dividends for U.S. federal income tax purposes. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, dividends of an amount generally equal to at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement.
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we timely distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any net ordinary income or capital gain net income recognized, but not distributed, in preceding years and on which we paid no U.S. federal corporate income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to maintain our election to be treated as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

Earnings considered qualifying income in determining our satisfaction of the 90% Income Test may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we generally would be required to include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We also may be required to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Because any OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet Annual Distribution Requirement or the Excise Tax Avoidance Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to maintaining our status as a RIC. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we or other business development companies face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose part or all of your investment. This section also describes the special risks of investing in business development companies, including the risks associated with investing in a portfolio of small and developing or financially troubled businesses.

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
In addition, when recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The recent decision made in the United Kingdom referendum to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the EU are unclear at this time and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
In addition, because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant.

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
We expect that the principals of our investment adviser will maintain and develop their relationships with private equity sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.
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
The incentive fee payable by us to our investment adviser also may create an incentive for our investment adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “clawback” right against our investment adviser, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
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
The fact that our base management fee is payable based upon our gross assets, which includes borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we may not be able to monitor this potential conflict of interest.
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. We, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. We also borrow under our credit facilities, have issued 4.875% unsecured notes due 2019, or the 2019 Notes, 5.875% unsecured notes due 2024, or the 2024 Notes, and 6.125% unsecured notes due 2028, or the 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
As of September 30, 2016, we had $213.3 million of outstanding indebtedness guaranteed by the SBA, $472.5 million of outstanding indebtedness under our secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or as amended, the ING facility, $43.8 million of outstanding indebtedness under our credit facility with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, or the Sumitomo facility, $250.0 million of outstanding 2019 Notes, $75.0 million of outstanding 2024 Notes, $86.3 million of outstanding 2028 Notes and $18.9 million of secured borrowings outstanding. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2016 was 3.9% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2016 total assets of at least 1.91%. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of our SBIC subsidiaries over our stockholders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2019 Notes, 2024 Notes or 2028 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such to be due and payable immediately.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As a result of our receipt of this relief, we have the ability to incur leverage in excess of the amounts set forth in the 1940

Act. If we incur additional leverage in excess of the amounts set forth in the 1940 Act, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	(24.52)%	(14.23)%	(3.93)%	6.36%	16.66%

(1) Assumes $2.4 billion in total assets, $1.2 billion in debt outstanding, $1.1 billion in net assets as of September 30, 2016, and a weighted average interest rate of 3.9% as of September 30, 2016 (exclusive of deferred financing costs). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under secured credit facilities or subject to a superior claim over our stockholders by the SBA and if we default on our obligations under the facilities or with respect to our SBA-guaranteed debentures, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2016, substantially all of our assets were pledged as collateral under our credit facilities or subject to a superior claim over our stockholders by the SBA. If we default on our obligations under these facilities or our SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
Because we intend to distribute at least 90% of our taxable income each taxable year to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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
Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities and affiliates of our investment adviser, FSAM or other investment funds managed by our affiliates that may operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Fifth Street Management presently serves as investment adviser to FSFR, a publicly-traded BDC with over $600 million of total assets as of September 30, 2016, that invests in senior secured loans, similar to those we target for investment, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle market companies whose debt is rated below investment grade. Specifically, FSFR targets private leveraged middle market companies with approximately $20 million to $120 million of EBITDA and targets investment sizes generally ranging from $3 million and $30 million. We generally target small and mid-sized companies with annual EBITDA between $10 million and $120 million and target investment sizes generally ranging from $10 million to $100 million. In addition, though not the primary focus of our investment portfolio, our investments also include floating rate senior loans. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both FSFR and us. FSFR operates as a distinct and separate public company and any investment in our common stock will not be an investment in FSFR. In addition, certain of our executive officers and three of our independent directors serve in substantially similar capacities for FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Our investment adviser's track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Fifth Street Management has adopted, and our Board of Directors has approved, an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for us or FSFR or any other investment fund managed by Fifth Street Management or its affiliates, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management and generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. If we are unable to (or where we do not) rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not. See “Certain Relationships and Related Party Transactions.”
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. This arrangement creates conflicts of interest that our Board of Directors must monitor.
The incentive fee we pay to our investment adviser relating to capital gains may be effectively greater than 20%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to our investment adviser, the cumulative aggregate capital gains fee received by our investment adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption " — Investment Advisory Agreement — Management Fee — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.
A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “ — Business Development Company Regulations.”
Regulations governing our operation as a business development company and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%, provided, that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in calculating our 200% asset coverage ratio under the 1940 Act. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements, we need to periodically access the capital markets to raise cash to fund new investments. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
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
In addition, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance, excluding the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities pursuant to the exemptive relief we received from the SEC. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we may need to issue equity more frequently than our privately owned competitors, which may lead to greater stockholder dilution.
If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
Through wholly-owned subsidiaries, we hold two licenses from the SBA to operate SBIC subsidiaries. On February 3, 2010, our wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. received a license, effective February 1, 2010, and on May 15, 2012, our wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. received a license, effective May 10, 2012, from the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the Small Business Investment Act. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forgo attractive investment opportunities that are not permitted under SBA regulations.
Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are our wholly-owned subsidiaries.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, changes in accrual status of our portfolio company investments, distributions, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our market and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
To maintain our tax status as a RIC and be relieved of U.S. federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements:

•
The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of the sum of our net taxable income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are and may, in the future, be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

If we fail to be subject to tax as a RIC status and are subject to entity-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may not be able to pay you distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

When we make distributions, our distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of a stockholder's basis in our stock and, assuming that a stockholder holds our stock as a capital asset, thereafter as a capital gain. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell or otherwise dispose of such shares. The tax liability incurred by such stockholders upon the sale or other disposition of shares of our common stock may increase even if such shares are sold at a loss.
We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.
For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as OID or certain income accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed to our stockholders in cash or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to be relieved of entity-level U.S. federal taxes on income and gains distributed to our stockholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the Annual Distribution Requirement and thus become subject to corporate-level U.S. federal income tax.
We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive.
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our ability to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Our entry into any such reverse repurchase agreements would be subject to the 1940 Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral we have pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage. For example, the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but we would remain obligated to purchase those securities, meaning that we bear the risk of loss that the proceeds at settlement are less than the fair value of the securities pledged. In addition, the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we would be adversely affected. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.
We are currently subject to litigation and an SEC investigation that could adversely affect our financial condition, business and results of operations.
We have been named as a defendant in putative class-action and derivative lawsuits and are the subject of an SEC investigation, and we may possibly be subject to a variety of additional claims and lawsuits as well as additional SEC examinations or investigations. See “Business — Legal Proceedings.” Even though we have entered into settlement agreements regarding these lawsuits, the outcome of any such proceedings and the SEC investigation may materially adversely affect our business, financial condition, and/or operating results, and may continue without resolution for long periods of time. Litigation and responses to the SEC’s inquiries have consumed and continue to consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources may, at times, be disproportionate to the amounts at stake. The litigation and other claims, including the SEC investigation, are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, particularly where the claims with respect to a particular period exceed the amount of our insurance coverage relating to claims made with respect to the same period. In addition, we may incur expenses associated with defending ourselves against this litigation and other future claims and responding to the SEC’s inquiries, and these expenses may be material to our earnings in future periods. Under the investment advisory agreement, we are required to indemnify our investment adviser for its expenses incurred in any litigation arising from the rendering of our investment adviser’s services under the investment advisory agreement or otherwise as our investment adviser absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations.

We could become the subject of a proxy contest.
In connection with our 2016 annual meeting of stockholders, RiverNorth Capital Management, LLC set forth proposals to elect three nominees to our Board of Directors and to terminate the investment advisory agreement. Although the proposals were ultimately withdrawn, any future proxy contest could be disruptive, costly and time consuming in addition to diverting the attention of our management team and the employees of our investment adviser from the management of our business and operations. In addition, if any activist investor were successful in electing nominees to the Board of Directors, it may adversely affect our ability to effectively implement our business strategy.

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
Increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, and such changes could affect our results of operations or financial condition.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.
We identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB, for the period ended September 30, 2016. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
We have taken and will take a number of actions to remediate this material weakness, but some of these measures will take time to be fully integrated and confirmed to be effective. We cannot assure you that the steps taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Until measures are fully implemented and tested, the identified material weakness may continue to exist.
We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses or significant deficiencies or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our securities, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

We incur significant costs as a result of being a publicly traded company.
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC and the listing standards of the NASDAQ Global Select Market.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. As of September 30, 2016, 57.2% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Among other things, our portfolio companies:

•
may have limited financial resources, may have limited or negative EBITDA and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investments, as well as a corresponding decrease in the value of the equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms;

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

•	may have difficulty accessing the capital markets to fund capital needs, which may limit their ability to grow or repay outstanding indebtedness at maturity;

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

In addition, in the course of providing managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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
We may be exposed to higher risks with respect to our investments that include OID or PIK interest.
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
We may allocate the net proceeds from an offering in ways with which you may not agree.
We have significant flexibility in investing the net proceeds of an offering, and may do so in a way with which you may not agree. Additionally, our investment adviser will select our investments subsequent to the closing of an offering, and our stockholders will have no input with respect to such investment decisions. Further, other than general limitations that may be included in a future credit facility, the holders of our debt securities will generally not have veto power or a vote in approving any changes to our investment or operational policies. These factors increase the uncertainty, and thus the risk, of investing in our securities. In addition, pending such investments, we will invest the net proceeds from an offering primarily in high quality, short-term debt securities, consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. If we are not able to identify or gain access to suitable investments, our income may be limited.

If we invest in the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
We are authorized to invest in the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.
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
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our investment adviser or any of its affiliates have material nonpublic information regarding the portfolio company. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to enter bankruptcy proceedings, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken with respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event such portfolio companies default on their indebtedness.
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
As of September 30, 2016, our investments in portfolio companies that operate in the healthcare sector represented 22.60% of our total portfolio, at fair value. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In addition, insurance company and other reimbursement rates may be subject to change, often with little notice, and decreases in such rates could materially adversely affect the value of the healthcare companies in our portfolio.

Our investments in Internet and software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.
As of September 30, 2016, our investments in Internet and software companies represented 15.09% of our total portfolio, at fair value. Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.

We are subject to risks associated with our investments in energy companies.

As of September 30, 2016, our investments in portfolio companies that operate in the energy sector represent 0.77% of our total portfolio. The energy industry has been in a period of disruption and volatility that has been characterized by decreases in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of certain of our debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by a numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write-down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may experience financial distress and our investments in such companies may be restructured.
Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that our investment adviser employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition. We cannot assure you that any particular restructuring strategy pursued by our investment adviser will maximize the value of or recovery on any investment.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, under which qualifying assets must represent at least 70% of our total assets. See “Regulation — Business Development Company Regulations — Qualifying Assets.”
Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our business as a whole.
We may expose ourselves to risks if we engage in hedging transactions.
Subject to applicable provisions of the 1940 Act and applicable regulations promulgated by the Commodities Futures Trading Commission, we have in the past and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our credit facilities from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of any hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rates and interest rate risks, unanticipated changes in currency exchange rate or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “— Changes in interest rates may affect our cost of capital and net investment income.”
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

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries, including the healthcare,
Internet and software and energy industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, business development companies and SBICs;

•	loss of our business development company or RIC status or the status of our SBIC subsidiaries as SBICs;

•	changes in earnings or variations in operating results;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment adviser’s key personnel; and

•	general economic trends and other external factors.
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
Certain provisions of our restated certificate of incorporation and third amended and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our restated certificate of incorporation and our third amended and restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.
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
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the table below illustrates the impact on the net asset value per common share of a business development company that would be experienced upon the exercise of a subscription right to acquire shares of common stock of the business development company.
Example of Impact of Exercise of Subscription Right to Acquire Common Stock on Net Asset Value Per Share
The example assumes that the business development company has 1,000,000 shares of common stock outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities at the time of the exercise of the subscription right. As a result, the net asset value and net asset value per common share of the business development company are $10,000,000 and $10.00, respectively.
Further, the example assumes that the subscription right permits the holder thereof to acquire 250,000 common shares under the following three different scenarios: (i) with an exercise price equal to a 10% premium to the business development company’s net asset value per share at the time of exercise, or $11.00 per share, (ii) with an exercise price equal to the business development company’s net asset value per share at the time of exercise, or $10.00 per share, and (iii) with an exercise price equal to a 10% discount to the business development company’s net asset value per share at the time of exercise, or $9.00 per share.

Subscription Rights Exercise Price	Net Asset Value Per Share Prior To Exercise	Net Asset Value Per Share After Exercise
10% premium to net asset value per common share	$10.00	$10.20
Net asset value per common share	$10.00	$10.00
10% discount to net asset value per common share	$10.00	$9.80
Although have we chosen to demonstrate the impact on the net asset value per common share of a business development company that would be experienced by existing stockholders of the business development company upon the exercise of a subscription right to acquire shares of common stock of the business development company, the results noted above would be similar in connection with the exercise or conversion of other securities exercisable or convertible into shares of the business development company’s common stock. In addition, the example does not take into account the impact of other securities that may be issued in connection with the issuance of exercisable or convertible securities (e.g., the issuance of shares of common stock in conjunction with the issuance of subscription rights to acquire shares of common stock).

Risks Related to Our Notes
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
Our 6.125% unsecured notes due 2028, or 2028 Notes, 5.875% unsecured notes due 2024, or 2024 Notes, and 4.875% unsecured notes due 2019, or 2019 Notes and together with the 2028 Notes and 2024 Notes, the Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2016, we had $472.5 million of outstanding borrowings under our ING facility, $43.8 million of borrowings outstanding under our Sumitomo facility and $213.3.0 million of outstanding SBA-guaranteed debentures.
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
The indentures under which the Notes are issued contains limited protection for holders of the Notes.
The indentures under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case, while the Notes remain outstanding, other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries and maintain our ability to be subject to tax as a RIC.
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
We cannot provide any assurances that an active trading market for the Notes will exist in the future or that holders will be able to sell their Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our indebtedness, including the ING facility, the Sumitomo facility, and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the ING facility, the Sumitomo facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the ING facility, or the Sumitomo facility or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the ING facility, the Sumitomo facility, or our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the ING facility, or the Sumitomo facility, could proceed against the collateral securing the debt. Because the ING facility, the Sumitomo facility and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. We utilize office space that is leased by our administrator from an affiliate controlled by the chief executive officer of our investment adviser and administrator, Mr. Tannenbaum. See “Material Conflicts of Interest.” Pursuant to an administration agreement with our administrator, we pay FSC CT an allocable portion of the rent at market rates or our principal executive office at 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. Such reimbursement is at cost with no profit to, or markup by, FSC CT. We also utilize additional office space that is leased by our affiliate at 311 South Wacker Drive, Suite 3380, Chicago, IL 60606 and 309 23rd Street, Suite 200A, Miami Beach, FL 33139. We may from time to time, through our affiliates, lease satellite office space elsewhere, but these leases are generally not material to our operations.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC Class-Action Lawsuits
In October and November of 2015, we, our executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017.
FSC Shareholder Derivative Actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of us in Connecticut federal court and in Connecticut and Delaware state court, naming our executive officers and directors and FSAM as defendants and the Company as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against us described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and Delaware state cases have been stayed by consent of the parties while the Connecticut federal court considers the proposed settlement.

The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to us in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also calls for us to adopt certain governance and oversight enhancements. We and the defendants further agreed that we would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to our stockholders and scheduling a fairness hearing on the proposed settlement for December 13, 2016.
FSC Delaware Class-Action Lawsuit
On January 29, 2016, James Craig filed a putative stockholder class-action lawsuit in the Court of Chancery of the State of Delaware against our executive officers and directors, Fifth Street Management, FSAM, us and Fifth Street Holdings L.P. The complaint alleged that the defendants breached their fiduciary duties to our stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead our stockholders into voting against proposals to be presented by another shareholder in a proxy contest in connection with our 2016 annual meeting. The complaint sought, among other things, an injunction preventing us and our Board of Directors from soliciting proxies for the

2016 annual meeting until additional disclosures were issued. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. We also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff. On February 16, 2016, plaintiff withdrew his motions for a preliminary injunction and expedited proceedings. Plaintiff later informed the court that his case had become moot upon the withdrawal of the competing proxy proposal, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $350,000, which will be paid from insurance coverage.

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the securities class actions and derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol "FSC." The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2016
First quarter	$6.53	$5.53
Second quarter	$6.52	$4.40
Third quarter	$5.53	$4.71
Fourth quarter	$6.32	$4.86
Fiscal year ended September 30, 2015
First quarter	$9.34	$7.80
Second quarter	$8.56	$6.80
Third quarter	$7.28	$6.53
Fourth quarter	$6.77	$6.01
The last reported price for our common stock on November 28, 2016 was $5.84 per share. As of November 28, 2016, we had 69 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2016.
Distributions
Our distributions, if any, are determined by our Board of Directors.
In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed as dividends for U.S. federal income tax purposes, or deemed to be distributed, to our stockholders on a timely basis.
To maintain RIC tax treatment, we must, among other things, distribute dividends to our stockholders each taxable year of an amount generally, with respect to each taxable year, at least equal to 90% of our investment company net taxable income (i.e., the sum of our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital losses determined without regard to any deduction for dividends paid). Depending on the level of taxable income earned in a taxable year, we may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the taxable year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Regulation — Taxation as a Regulated Investment Company.”
We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.
In accordance with certain applicable Treasury regulations and related administrative authorities issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain requirements, including those relating to the amount of cash to be distributed to all stockholders in connection with such distributions. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.
The following table reflects the distributions per share including any return of capital, that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 20, 2014	December 15, 2014	December 30, 2014	$0.0917	$ 13.4 million	79,849	(1)	$ 0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.5 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	(1)	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	(1)	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	(1)	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million			0.4 million

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Fifth Street Finance Corp.’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Capital Investment Corp., Gladstone Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2011 and its relative performance is tracked through September 30, 2016.
.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fifth Street Finance Corp, the NYSE Composite Index, the NASDAQ Financial Index, and a Peer Group

$250
$200
$150
$100
$50
$0
Sep 2011
Dec 2011
Mar 2012
Jun 2012
Sep 2012
Dec 2012
Mar 2013
Jun 2013
Sep 2013
Dec 2013
Mar 2014
Jun 2014
Sep 2014
Dec 2014
Mar 2015
Jun 2015
Sep 2015
Dec 2015
Mar 2016
Jun 2016
Sep 2016
Fifth Street Finance Corp
NYSE Composite
NASDAQ Financial
Peer Group

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	Sep 2011	Dec 2011	Mar 2012	Jun 2012	Sep 2012	Dec 2012	Mar 2013	Jun 2013	Sep 2013	Dec 2013
Fifth Street Finance Corp.	100.00	106.05	111.26	117.23	132.58	129.29	140.40	136.81	138.31	127.45
NYSE Composite	100.00	110.77	122.34	117.23	124.79	128.48	139.46	141.31	149.27	162.24
NASDAQ Financial	100.00	112.75	127.35	124.35	129.44	130.93	150.70	159.20	166.50	186.46
Peer Group	100.00	107.65	120.14	123.07	132.37	139.25	145.80	140.71	146.71	154.58

	Mar 2014	Jun 2014	Sep 2014	Dec 2014	Mar 2015	Jun 2015	Sep 2015	Dec 2015	Mar 2016	Jun 2016	Sep 2016
Fifth Street Finance Corp. (cont.)	133.81	142.81	136.92	123.32	114.66	105.55	102.22	108.81	88.74	88.78	109.81
NYSE Composite (cont.)	165.23	173.46	170.05	173.20	175.18	174.83	159.55	166.11	168.32	174.24	179.25
NASDAQ Financial (cont.)	189.05	187.52	183.56	198.17	202.04	210.16	196.04	204.72	204.70	208.23	226.21
Peer Group (cont.)	156.72	162.59	152.05	148.02	163.96	160.58	142.74	144.10	154.03	151.26	167.39

Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2016, 2015 and 2014 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$59,160	$64,026	$59,563	$65,122	$63,770	$69,900	$66,467	$65,338	$76,217	$74,274	$72,132	$71,331
Net investment income	25,695	29,106	25,343	26,582	28,159	32,251	28,123	26,407	37,458	34,665	34,233	36,218
Realized and unrealized gain (loss)	(29,128)	(34,324)	(20,363)	(89,468)	(30,548)	(11,740)	(2,380)	(54,877)	(9,019)	(14,378)	(4,133)	(2,512)
Net increase (decrease) in net assets resulting from operations	(3,433)	(5,218)	4,980	(62,886)	(2,389)	20,511	25,743	(28,470)	28,439	20,287	30,100	33,706
Net assets	1,142,288	1,184,376	1,225,974	1,263,113	1,353,094	1,403,213	1,410,302	1,407,822	1,478,475	1,351,321	1,365,297	1,369,968
Total investment income per common share	$0.41	$0.44	$0.40	$0.43	$0.42	$0.46	$0.43	$0.43	$0.51	$0.53	$0.52	$0.51
Net investment income per common share	0.18	0.20	0.17	0.18	0.18	0.21	0.18	0.17	0.25	0.25	0.25	0.26
Earnings (loss) per common share	(0.02)	(0.04)	0.03	(0.42)	(0.02)	0.13	0.17	(0.19)	0.19	0.15	0.22	0.24
Net asset value per common share at period end	7.97	8.15	8.33	8.41	9.00	9.15	9.20	9.18	9.64	9.71	9.81	9.85
Stock Repurchase Program
On November 20, 2014, our Board of Directors terminated our previous $100 million common stock repurchase program and approved a new $100 million common stock repurchase plan. The program expired on November 20, 2015 and on November 30, 2015, our Board of Directors approved a new $100 million common stock repurchase program through November 30, 2016. For the fiscal year ended September 30, 2016, we repurchased 7,004,139 shares at the weighted average price of $5.34 per share, resulting in $37.6 million of cash paid under the stock repurchase program.
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Any common stock repurchases under the newly authorized program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The newly authorized repurchase program may be suspended or discontinued at any time. We expect to finance the stock repurchases with existing cash balances or by incurring leverage.

The following table presents the number of shares purchased during the year ended September 30, 2016, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	—	—	—
January 1 - January 31	—	—	—
February 1 - February 29	1,655,460	4.71	1,655,460
March 1- March 31	1,423,856	5.06	1,423,856
April 1 - April 30	1,879,386	5.29	1,879,386
May 1 - May 31	—	—	—
June 1- June 30	—	—	—
July 1 - July 31	—	—	—
August 1 - August 31	1,203,067	6.11	1,203,067
September 1 - September 30	842,370	6.09	842,370
Total	7,004,139	$5.34	7,004,139	$62,597,898

Item 6.     Selected Financial Data
The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012 set forth below was derived from our audited financial statements and related notes for Fifth Street Finance Corp.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012
Statement of Operations data:
Total investment income	$247,872	$265,475	$293,954	$221,612	$165,116
Base management fee, net	41,145	51,069	51,048	33,427	23,799
Incentive fee	22,091	28,575	35,472	28,158	22,001
All other expenses	97,338	70,891	64,860	45,074	32,882
Gain on extinguishment of unsecured convertible notes	—	—	—	—	1,571
Insurance recoveries	19,429	—	—	—	—
Net investment income	106,727	114,940	142,574	114,953	88,005
Net unrealized appreciation (depreciation) on investments	(47,924)	(71,674)	(32,164)	13,397	55,974
Net unrealized (appreciation) depreciation on secured borrowings	(76)	658	(53)	—	—
Realized gain (loss) on investments	(125,283)	(28,529)	2,175	(26,529)	(64,578)
Net increase (decrease) in net assets resulting from operations	(66,556)	15,395	112,532	101,821	79,401
Per share data:
Net asset value per common share at period end	$7.97	$9.00	$9.64	$9.85	$9.92
Market price at period end	5.81	6.17	9.18	10.29	10.98
Net investment income	0.72	0.75	1.00	1.04	1.11
Net realized and unrealized loss on investments and secured borrowings	(1.17)	(0.65)	(0.21)	(0.12)	(0.11)
Net increase (decrease) in net assets resulting from operations	(0.45)	0.10	0.79	0.92	1.00
Distributions per common share	0.72	0.79	1.00	1.15	1.18
Balance Sheet data at period end:
Total investments at fair value	$2,165,491	$2,402,495	$2,495,914	$1,893,046	$1,288,108
Cash, cash equivalents and restricted cash	130,362	143,484	109,046	147,359	74,393
Other assets	56,677	39,678	63,258	31,928	26,501
Total assets	2,352,530	2,585,657	2,668,218	2,072,333	1,389,002
Total liabilities	1,210,242	1,232,563	1,189,743	703,461	485,432
Total net assets	1,142,288	1,353,094	1,478,475	1,368,872	903,570
Other data:
Weighted average yield on debt investments (1)	10.4%	10.8%	11.1%	11.1%	12.0%
Number of investments at period end	129	135	124	99	78

(1)	Weighted average yield is calculated based upon our debt investments, including the return on the subordinated note investment in SLF JV I, at the end of the period.

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and elsewhere in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy, financial markets and political environment;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

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
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Except as otherwise specified, references to the "Company," "we," "us," and "our," refer to Fifth Street Finance Corp and its consolidated subsidiaries.
All dollar amounts in tables are in thousands, except share and per share amounts, percentages and as otherwise indicated.
Overview
We are a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the 1940 Act. We have qualified and elected to be treated as a RIC under the Code, for tax purposes.

We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA between $10 million and $120 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments, and to a lesser extent, capital appreciation from our equity investments.
We are externally managed by the Investment Adviser, a subsidiary of FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for us to operate.

Critical Accounting Policies

Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 946, Financial Services-Investment Companies, or ASC 946.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy established by ASC 820. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. Generally, it is expected that all of our investment securities will be valued using Level 3 inputs. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments are generally classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
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

If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The fair value of our investments at September 30, 2016 and September 30, 2015 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of September 30, 2016, 89.8% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2013	78.9%
As of March 31, 2014	80.7%
As of June 30, 2014	68.5%
As of September 30, 2014	84.0%
As of December 31, 2014	78.5%
As of March 31, 2015	72.9%
As of June 30, 2015	73.1%
As of September 30, 2015	88.3%
As of December 31, 2015	77.1%
As of March 31, 2016	69.2%
As of June 30, 2016	67.8%
As of September 30, 2016	89.8%
As of September 30, 2016 and September 30, 2015, approximately 92.0% and 92.9%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. In connection with our investment, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the particular portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan. Distributions of income from portfolio companies are generally recorded as dividend income on the ex-dividend date.
As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income.
Fee Income
We receive a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2016, we had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments.
PIK Interest
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
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "— We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "— Our incentive fee may induce our Investment Adviser to make speculative investments" in this annual report on Form 10-K. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments both in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.

To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $62.6 million, or 2.9%, of the fair value of our portfolio of investments as of September 30, 2016 and $50.7 million, or 2.1%, as of September 30, 2015. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk- adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2016	September 30, 2015
Cost:
Senior secured debt	78.36%	78.54%
Subordinated debt	7.49	10.90
Subordinated notes of SLF JV I	6.34	5.25
LLC equity interests of SLF JV I	0.70	0.58
Purchased equity	3.61	3.64
Equity grants	2.40	0.18
Limited partnership interests	1.10	0.91
Total	100.00%	100.00%

	September 30, 2016	September 30, 2015
Fair value:
Senior secured debt	78.02%	78.80%
Subordinated debt	7.22	9.58
Subordinated notes of SLF JV I	5.96	5.37
LLC equity interests of SLF JV I	0.63	0.51
Purchased equity	5.27	4.42
Equity grants	1.86	0.41
Limited partnership interests	1.04	0.91
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2016	September 30, 2015
Cost:
Healthcare services	16.60%	20.76%
Internet software & services	15.80	11.84
Multi-sector holdings	7.80	6.36
Advertising	7.47	5.85
Healthcare equipment	5.24	2.86
Environmental & facilities services	4.34	3.21
Diversified support services	3.73	3.44
Data processing & outsourced services	3.68	3.25
Airlines	3.11	3.62
Construction & engineering	2.90	1.62
Research & consulting services	2.76	2.00
Pharmaceuticals	2.61	2.49
Integrated telecommunication services	2.47	3.55
IT consulting & other services	2.27	2.08
Application software	2.13	2.00
Specialty stores	2.04	2.37
Industrial machinery	2.04	1.91
Oil & gas equipment services	2.00	2.57
Leisure facilities	1.49	1.34
Air freight and logistics	1.39	1.12
Consumer electronics	1.09	1.06
Home improvement retail	1.07	1.06
Education services	1.03	4.45
Auto parts & equipment	0.73	0.67
Apparel, accessories & luxury goods	0.69	0.96
Other diversified financial services	0.65	0.63
Security & alarm services	0.59	0.90
Food distributors	0.52	0.72
Restaurants	0.22	—
Specialized consumer services	0.39	0.67
Thrift & mortgage finance	0.35	0.39
Healthcare technology	0.35	0.32
Commercial printing	0.27	—
Food retail	0.18	0.44
Household products	—	1.47
Leisure products	—	1.39
Human resources & employment services	—	0.63
Total	100.00%	100.00%

	September 30, 2016	September 30, 2015
Fair value:
Healthcare services	16.64%	21.29%
Internet software & services	15.09	11.51
Multi-sector holdings	7.37	6.39
Advertising	6.90	6.05
Healthcare equipment	5.58	2.94
Environmental & facilities services	4.66	3.31
Data processing & outsourced services	3.71	3.21
Airlines	3.56	3.84
Diversified support services	3.50	3.53
Research & consulting services	2.93	2.06
Construction & engineering	2.90	1.82
Pharmaceuticals	2.79	2.60
Integrated telecommunication services	2.45	3.64
Industrial machinery	2.38	2.15
IT consulting & other services	2.38	2.11
Application software	2.35	2.25
Specialty stores	2.09	2.41
Leisure products	1.62	1.88
Leisure facilities	1.59	1.44
Home improvement retail	1.21	1.12
Consumer electronics	1.16	1.08
Education services	0.91	4.08
Auto parts & equipment	0.86	0.77
Oil & gas equipment services	0.78	1.76
Other diversified financial services	0.68	0.66
Apparel, accessories & luxury goods	0.68	0.93
Security & alarm services	0.64	0.92
Food distributors	0.53	0.75
Specialized consumer services	0.42	0.69
Healthcare technology	0.34	0.32
Air freight and logistics	0.33	0.43
Commercial printing	0.28	—
Thrift & mortgage finance	0.27	0.40
Restaurants	0.23	—
Food retail	0.19	0.46
Household products	—	0.53
Human resources & employment services	—	0.67
Total	100.00%	100.00%
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

The following table shows the distribution of our investments on the 1 to 4 investment ranking scale at fair value as of September 30, 2016 and September 30, 2015:

Investment Ranking	September 30, 2016			September 30, 2015
	Fair Value	% of Portfolio	Leverage Ratio	Fair Value	% of Portfolio	Leverage Ratio
1	$75,065	3.47%	3.44	$215,095	8.95%	1.85
2	1,946,682	89.90	4.51	2,040,006	84.91	4.94
3	41,163	1.90	7.41	122,128	5.08	5.54
4	102,581	4.73	7.51	25,266	1.06	NM	(1)
Total	$2,165,491	100.00%	4.61	$2,402,495	100.00%	4.60
__________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.
We may from time to time modify the payment terms of our investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of September 30, 2016, we had modified the payment terms of our investments in 16 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2014, there was one investment on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2016, September 30, 2015 and September 30, 2014 were as follows:

	September 30, 2016				September 30, 2015				September 30, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,890,606	89.80%	$1,854,228	93.89%	$2,226,334	95.08%	$2,206,418	97.97%	$2,345,637	99.25%	$2,339,087	99.73%
PIK non-accrual (1)	40,187	1.91	31,548	1.60	66,579	2.84	28,145	1.25	—	—	—	—
Cash non-accrual (1)	174,629	8.29	89,036	4.51	48,694	2.08	17,600	0.78	17,752	0.75	6,356	0.27
Total	$2,105,422	100.00%	$1,974,812	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,363,389	100.00%	$2,345,443	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2016, September 30, 2015 and September 30, 2014 was as follows:

	September 30, 2016	September 30, 2015	September 30, 2014
Miche Bag, LLC (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	PIK non-accrual (1)	—
CCCG, LLC (4)	—	Cash non-accrual (1)	—
JTC Education, Inc. (3)	—	Cash non-accrual (1)	—
Answers Corporation	Cash non-accrual (1)	PIK non-accrual (1)	—
Dominion Diagnostics, LLC	Cash non-accrual (1)	—	—
Express Group Holdings LLC	Cash non-accrual (1)	—	—
AdVenture Interactive, Corp.	Cash non-accrual (1)	—	—
ERS Acquisition Corp.	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
In October 2014, we restructured our investment in Miche Bag, LLC. As part of the restructuring, we received debt and equity securities in the restructured entity, Miche Group, LLC, which we no longer hold at September 30, 2016.

(3)	We no longer hold this investment at September 30, 2016

(4)
In March 2016, we restructured our investment in CCCG, LLC. As part of the restructuring, we exchanged cash and our debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

Income non-accrual amounts for the years ended September 30, 2016, September 30, 2015 and September 30, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Cash interest income	$13,737	$5,179	$786
PIK interest income	7,225	8,423	181
OID income	27,886	4,627	250
Total	$48,848	$18,229	$1,217

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of September 30, 2016 and September 30, 2015, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
SLF JV I has a $200.0 million Deutsche Bank facility with a maturity date of July 1, 2019. Borrowings under the Deutsche Bank facility bear interest at a rate equal to LIBOR plus 2.25% per annum. $100.0 million and $188.6 million was outstanding under this facility as of September 30, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million Credit Suisse facility, bringing SLF JV I’s total debt capacity to $400.0 million.  The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $67.0 million and $53.0 million was outstanding under this facility as of September 30, 2016 and September 30, 2015, respectively.

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
As of September 30, 2016 and September 30, 2015, SLF JV I had total assets of $338.5 million and $419.0 million, respectively. Our investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value as of September 30, 2016. As of September 30, 2015, our investment consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by us to fund investments of SLF JV I that are repaid when Kemper makes its capital contributions. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of September 30, 2016 and September 30, 2015, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from us and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of September 30, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from us. As of September 30, 2016 and September 30, 2015, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million and $27.6 million was unfunded, respectively. As of September 30, 2016 and September 30, 2015, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million and $3.1 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Senior secured loans (1)	$324,406	$395,193
Weighted average interest rate on senior secured loans (2)	7.84%	7.99%
Number of borrowers in SLF JV I	37	34
Largest exposure to a single borrower (1)	$19,775	$30,000
Total of five largest loan exposures to borrowers (1)	$93,926	$109,959
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,083	8,105	8,121
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,890	5,884	5,848
		301,913.06 Class B Preferred Units				302	331
		928.96 Class A Common Units				5,474	2,471
Total Ameritox, Ltd.					5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,194	3,164	3,206

		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,825	9,689	9,806
Total Compuware Corporation					13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,160	18,869	18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC					18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,043	19,015	18,858
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,136	1,128	1,133
Total My Alarm Center, LLC					8,642	8,614	8,652
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,680	2,658	2,666

Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,924	9,882	9,875
					$324,406	$327,720	$315,153
__________________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar process as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at September 30, 2016.
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
(5) This investment is on cash non-accrual status as of September 30, 2016.

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

The amortized cost and fair value of the subordinated notes held by us was $144.8 million and $129.0 million, respectively, as of September 30, 2016 and $129.9 million and $128.9 million, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum, and we earned interest income of $12.0 million and $6.9 million on our investments in these notes for the years ended September 30, 2016 and September 30, 2015, respectively. The cost and fair value of the LLC equity interests held by us was $16.1 million and $13.7 million, respectively, as of September 30, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. We earned dividend income of $5.8 million and $7.9 million, respectively, for the years ended September 30, 2016 and September 30, 2015 with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis. The total investment income earned on SLF JV I represented a 11.3% and 15.4% weighted average annualized return on our total investment as of September 30, 2016 and September 30, 2015, respectively.

Below is certain summarized financial information for SLF JV I as of September 30, 2016 and September 30, 2015 and for the years ended September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2016: $327,720; cost September 30, 2015: $392,978)	$315,153	$389,717
Receivables from secured financing arrangements at fair value (cost September 30, 2016: $10,014; cost September 30, 2015: $10,021)	9,672	9,723
Cash and cash equivalents	1,878	7,354
Restricted cash	7,080	6,126
Other assets	4,700	6,033
Total assets	$338,483	$418,953

Senior credit facilities payable	$167,012	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds September 30, 2016: $165,533 and September 30, 2015: $148,433)	147,433	147,334
Other liabilities	8,371	8,361
Total liabilities	$322,816	$405,012
Members' equity	15,667	13,941
Total liabilities and members' equity	$338,483	$418,953

	Year ended September 30, 2016	Year ended September 30, 2015
Selected Statements of Operations Information:
Interest income	$30,156	$22,115
Other income	840	1,138
Total investment income	30,996	23,253
Interest expense	23,262	13,756
Other expenses	501	203
Total expenses (1)	23,763	13,959
Net unrealized appreciation (depreciation)	7,438	(2,251)
Net realized loss	(7,771)	(244)
Net income	$6,900	$6,799
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the subordinated notes issued to us and Kemper under ASC 825 — Financial Instruments, or ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the year ended September 30, 2016, we sold $99.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $92.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.9 million realized loss on these transactions.
During the year ended September 30, 2015, we sold $310.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $256.1 million cash consideration, $48.9 million of subordinated notes and $5.4 million of LLC equity interests in SLF JV I. We recognized a $0.5 million realized loss on these transactions.

Discussion and Analysis of Results and Operations
Out-of-Period Adjustments
We previously identified accounting errors from fiscal years ended 2012 through 2015 related to revenue recognition and consolidation. The revenue recognition errors were the result of certain fees which were historically recognized on the deal closing date, but should have been amortized over the life of the loan since the fees did not represent a separately identifiable revenue contract. These errors were partially offset by the overpayment of Part I Incentive Fees paid to the Investment Adviser. There were also errors resulting from not historically consolidating wholly-owned holding companies that should have been consolidated (First Star holding companies). We assessed the materiality of the errors on our prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 99 and SAB 108 and concluded that the errors were not material to any of the previously issued financial statements. However, we recorded a cumulative out-of-period adjustment for the three months ended December 31, 2014 to correct these errors prior to October 1, 2014. These errors did not impact the financial information for the years ended September 30, 2016 and September 30, 2015. See Note 2 to the Consolidated Financial Statements for further detail on the out-of-period adjustment.

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
Comparison of Years ended September 30, 2016 and September 30, 2015
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income. Fee income consists of the monthly servicing fees, advisory fees, structuring fees, exit fees and prepayment fees that we receive in connection with our debt investments. These fees are recognized as earned. Other investment income consists primarily of dividend income received from certain of our equity investments.
Total investment income for the years ended September 30, 2016 and September 30, 2015 was $247.9 million and $265.5 million, respectively. For the year ended September 30, 2016, this amount primarily consisted of $211.2 million of interest income from portfolio investments (which included $14.0 million of PIK interest) and $22.7 million of fee income. For the year ended September 30, 2015, this amount primarily consisted of $229.3 million of interest income from portfolio investments (which included $13.4 million of PIK interest) and $22.3 million of fee income.
Total investment income for the year ended September 30, 2016, as compared to the year ended September 30, 2015, decreased primarily due to lower interest income from a decrease in the size of our investment portfolio and additional investments on which we stopped accruing cash and/or PIK interest or OID income.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the years ended September 30, 2016 and September 30, 2015 were $141.1 million and $150.5 million, respectively. Net expenses decreased for the years ended September 30, 2016, as compared to the years ended September 30, 2015, by $9.4 million, or 6.2%, due primarily to a $9.9 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our investment adviser effective January 1, 2016, a $6.5 million decrease in Part I incentive fees, which was attributable to lower pre-incentive fee net investment income for the year-over-year period, and a $2.0 million decrease in interest expense, which was attributable to the repayment of our convertible notes on April 1, 2016, partially offset by a $9.9 million increase in professional fees related to litigation and proxy-related matters.
Net Investment Income
As a result of the $17.6 million decrease in total investment income and the $9.4 million decrease in net expenses, net investment income for the year ended September 30, 2016 decreased by $8.2 million, or 7.1%, compared to the year ended September 30, 2015.

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
During the year ended September 30, 2016, we recorded investment realization events, including the following:

•
In October 2015, we received a cash payment of $23.3 million from Affordable Care, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In October 2015, we received a cash payment of $15.1 million from CoAdvantage Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction. We also received an additional $1.3 million in connection with the sale of our equity investment, realizing a gain of $0.7 million;

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

•
In March 2016, we received a cash payment of $0.8 million from Miche Group, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited and we recorded a realized loss in the amount of $1.7 million on this transaction. In addition, we have written-off our equity investment in Miche Group, LLC and recorded a realized loss of $6.4 million;

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

•
In April 2016, we restructured our debt investment in Ameritox Ltd. As a part of the restructuring, we exchanged our debt securities for debt and equity securities in the restructured entity. The fair value of our debt securities exchanged on the restructuring date approximated their fair value as of March 31, 2016, and a realized loss of $42.8 million was recorded on the transaction;

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

•	In July 2016, we received a cash payment of $1.6 million from Cardon Healthcare Network, LLC in connection with the sale of our equity investment, realizing a gain of $1.4 million;

•
In July 2016, we received a cash payment of $18.0 million from Five9, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, we received a cash payment of $3.2 million from First Star Aviation, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, we received a cash payment of $29.1 million from Penn Foster, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, we received a cash payment of $15.0 million from xMatters, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•	In August 2016, we received a cash payment of $3.0 million from QuorumLabs, Inc. in under the loan agreement, and recorded a realized loss of $4.2 million on this transaction;

•
In September 2016, we received a cash payment of $7.8 million from Mansell Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2016, we exited our investment in Phoenix Brands Merger Sub LLC and recorded a receivable of $2.7 million under the loan agreement, and recorded a realized loss of $28.7 million on this transaction;

•
In September 2016, we received a cash payment of $10.5 million from Rocket Software, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2016, we received a cash payment of $19.2 million from OnCourse Learning Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2016, we received a cash payment of $26.0 million from Language Line, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2016, the Company exited its investment in JTC Education, Inc. In addition to its investment, the Company held restricted cash that was posted as collateral for letters of credit related to the investment. The Company returned this collateral to the creditors. As a result, the Company recorded a realized loss of $22.3 million on this transaction; and

During the year ended September 30, 2016, we received payments of $241.9 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $4.1 million on these transactions.
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

•	In July 2015, we received a cash payment of $26.3 million from Specialized Education Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $2.0 million from 2Checkout.com, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $15.0 million from ShareThis, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $29.5 million from Salus CLO 2012-1, Ltd. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•	During the year ended September 30, 2015, we received payments of $749.8 million in connection with syndications of
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
During the year ended September 30, 2016, we recorded net unrealized depreciation on investments and secured borrowings of $48.0 million. This consisted of $147.0 million of net unrealized depreciation on debt investments, $0.6 million of net unrealized depreciation on equity investments and $0.1 million of net unrealized appreciation on secured borrowings, offset by $99.7 million of net reclassifications to realized losses (resulting in unrealized appreciation).
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
Expenses
Net expenses (expenses net of base management fee waivers) for the years ended September 30, 2015 and September 30, 2014 were $150.5 million and $151.4 million, respectively. Net expenses decreased for the year ended September 30, 2015, as compared to the year ended September 30, 2014, by $0.8 million, or 0.6%. This was due primarily to an increase of $5.2 million in interest expense, which was attributable to a 10.7% increase in weighted average debt outstanding for the year-over-year period, offset by a decrease of $6.9 million in Part I Incentive fees.
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

•	In July 2015, we received a cash payment of $26.3 million from Specialized Education Services, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $2.0 million from 2Checkout.com, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $15.0 million from ShareThis, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•	In September 2015, we received a cash payment of $29.5 million from Salus CLO 2012-1, Ltd. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction; and

•	During the year ended September 30, 2015, we received payments of $749.8 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market and repayment of secured borrowings and recorded an aggregate net realized loss of $0.8 million on these transactions.
During the year ended September 30, 2014, we recorded investment realization events, including the following:

•	In October and December 2013, we received payments of $3.2 million from Stackpole Powertrain International Holding,
L.P. related to the sale of our equity investment. A realized gain of $2.2 million was recorded on this transaction;

•	In October 2013, we received a payment of $8.9 million from Harden Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•	In October 2013, we received a payment of $4.0 million from Capital Equipment Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction. We also received an additional $0.9 million in connection with the sale of our common equity investment, realizing a gain of $0.6 million;

•	In November 2013, we received a payment of $10.0 million from IG Investments Holdings, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In November 2013, we received a payment of $15.7 million from CTM Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In December 2013, we received a payment of $0.4 million in connection with the exit of our debt investment in
Saddleback Fence and Vinyl Products, Inc. A realized loss of $0.3 million was recorded on this transaction;

•	In December 2013, we received a payment of $7.2 million from Western Emulsions, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In January 2014, we received a payment of $5.1 million from BMC Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•	In February 2014, we received a payment of $17.8 million from Ikaria Acquisition, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In February 2014, we received a payment of $30.8 million from Dexter Axle Company in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In March 2014, we received a payment of $9.9 million from Vestcom International, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•	In April 2014, we received a payment of $16.0 million from Renaissance Learning, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In April 2014, we received a payment of $32.4 million from Reliance Communications, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on the transaction;

•	In May 2014, we received a payment of $15.0 million from TravelClick, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In May 2014, we received a payment of $20.0 million from Joerns Healthcare, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In May 2014, we received a payment of $97.2 million from ISG Services, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In July 2014, we received a payment of $132.2 million from Desert NDT, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on the transaction;

•	In July 2014, we received a payment of $21.1 million from Genoa Healthcare Holdings, LLC in full satisfaction of all
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

Financial Condition, Liquidity and Capital Resources
Cash Flows
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
For the year ended September 30, 2016, we experienced a net decrease in cash and cash equivalents of $20.5 million. During that period, we received $164.8 million of net cash from operating activities, primarily from $818.2 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $106.7 million of net investment income, partially offset by funding $735.5 million of investments and net revolvers. During the same period, net cash used by financing activities was $185.2 million, primarily consisting of $100.3 million of cash distributions paid to our stockholders, $37.6 million of repurchases of common stock under stock repurchase program, $11.7 million of repayments of SBA debentures payable, $6.4 million of repurchases of common stock under our DRIP and $2.9 million of repayments of secured borrowings, partially offset by $89.0 million of net borrowings under our credit facilities (including borrowings to repay the $115.0 million Convertible Notes at maturity).
For the year ended September 30, 2015, we experienced a net increase in cash and cash equivalents of $51.6 million. During that period, we received $146.2 million of net cash from operating activities, primarily from $1.4 billion of principal payments, PIK payments and sale proceeds received and cash activities related to $114.9 million of net investment income, partially offset by funding $1.4 billion of investments and net revolvers. During the same period, net cash used by financing activities was $94.5 million, primarily consisting of $114.7 million of cash distributions paid to our stockholders, $62.8 million of repayments of secured borrowings, $20.0 million of repurchases of common stock under our share repurchase program (including treasury shares) and $6.0 million of repurchases of common stock under our DRIP, partially offset by $109.9 million of net borrowings under our credit facilities.
As of September 30, 2016, we had $130.4 million in cash and cash equivalents (including $12.4 million of restricted cash), portfolio investments (at fair value) of $2.2 billion, $15.6 million of interest, dividends and fees receivable, $213.3 million of SBA debentures payable, $516.3 million of borrowings outstanding under our credit facilities, $410.6 million of unsecured notes payable, $18.4 million of secured borrowings and unfunded commitments of $215.7 million.
As of September 30, 2015, we had $143.5 million in cash and cash equivalents (including $5.1 million of restricted cash), portfolio investments (at fair value) of $2.4 billion, $15.7 million of interest, dividends and fees receivable, $225.0 million of SBA debentures payable, $427.3 million of borrowings outstanding under our credit facilities, $115.0 million of unsecured convertible notes payable, $410.3 million of unsecured notes payable, $21.2 million of secured borrowings and unfunded commitments of $305.3 million.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We may from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments in first and second lien senior loans or unsecured debt or other assets. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary use of funds is investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for the past year) and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
In addition, we intend to distribute at least 90% of our taxable income as dividends to our stockholders each taxable year in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of September 30, 2016, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we repaid in full our unsecured convertible notes on their maturity date of April 1, 2016. In order to fund this repayment, we utilized cash on hand and borrowings under our ING revolving credit facility.
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2014:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
November 20, 2014	December 15, 2014	December 30, 2014	$0.0917	$ 13.4 million	79,849	(1)	$ 0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.5 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	(1)	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	(1)	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	(1)	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	(1)	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million			0.4 million
 ______________

(1)	Shares were purchased on the open market and distributed.

On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. During the year ended September 30, 2016, we repurchased 7,004,139 shares of our common stock for $37.6 million, net of commissions.

On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as we deem appropriate subject to various factors, including our performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time.
Borrowings
SBIC Subsidiaries
On February 3, 2010, the Company's consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, received a license, effective February 1, 2010, from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, our consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P., or FSMP V, received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a fair value of $131.0 million. As of September 30, 2015, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.4 million. As of September 30, 2016, these debentures bore interest at a weighted average interest rate of 3.625% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
As of September 30, 2016 and 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $67.5 million and $65.0 million, respectively. As of September 30, 2015, these debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of September 30, 2016, the $213.3 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.348% (excluding the SBA annual charge).
For the years ended September 30, 2016, 2015 and 2014, we recorded aggregate interest expense of $9.5 million, $9.3 million and $8.6 million, respectively, related to the SBA-guaranteed debentures of the SBIC subsidiaries.
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
The SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA-guaranteed debenture funding and is further dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies.
The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries' assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default.
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us, as of September 30, 2016, to borrow up to $213.3 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of September 30, 2016, except for assets that were funded through our SBIC subsidiaries and our investment in SLF JV I, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility.
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in this Form 10-K.
ING Facility
On May 27, 2010, we entered into the ING facility pursuant to a Senior Secured Revolving Credit Agreement, or ING Credit Agreement, with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The ING facility allows us to request letters of credit from ING Capital LLC, as the issuing bank.
As of September 30, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017, and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of our assets, as well as the assets of our wholly-owned subsidiary, FSFC Holdings, Inc., or Holdings, and our indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC, or Fund of Funds, subject to certain exclusions for, among other things, equity interests in our SBIC subsidiaries and equity interests in Funding II (as defined below) as set forth in a Guarantee, Pledge and Security Agreement, or the ING Security Agreement, entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and us. Fund of Funds and Holdings were formed to hold certain of our portfolio companies for tax purposes and have no other operations.
Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement. None of our SBIC subsidiaries, Fifth Street Funding, LLC or Fifth Street Funding II, LLC is party to the ING facility and their respective assets have not been pledged in connection therewith.
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. As of September 30, 2016, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.

As of September 30, 2016, we had $472.5 million of borrowings outstanding under the ING facility, which had a fair value of $472.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.781% for the year ended September 30, 2016. For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $15.1 million, $13.4 million and $13.0 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a Loan and Servicing Agreement, or, as subsequently amended, the Sumitomo Agreement, with respect to the Sumitomo facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, in the amount of $200 million.
As of September 30, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, we entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of September 30, 2016, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of September 30, 2016, we had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.432% for the year ended September 30, 2016. For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $1.9 million, $1.9 million and $2.0 million, respectively, related to the Sumitomo facility.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$990 million	$1,184 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.19:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.04:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Form 10-Q for the quarter ended June 30, 2016. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Form 10-K for the year ended September 30, 2016.

The following table reflects material credit facility and SBA debenture transactions that have occurred since October 1, 2014 (amounts available are as of September 30, 2016):

Facility	Date	Transaction	Total Facility Amount	Upfront Fee Paid	Total Facility Availability		Amount Drawn	Remaining Availability	Interest Rate
ING facility	1/30/2014	Expanded credit facility	650 million	0.1 million					LIBOR + 2.25%
	5/2/2014	Expanded credit facility	670 million	0.2 million					LIBOR + 2.25%
	8/12/2014	Expanded credit facility	680 million	0.1 million					LIBOR + 2.25%
	9/26/2014	Expanded credit facility	705 million	0.2 million					LIBOR + 2.25%
	11/12/2015	Expanded credit facility	710 million	0.1 million	$710 million		$472 million	$238 million	LIBOR (4) + 2.25%
SBA debentures	9/21/2010	Received capital commitment	150 million	0.8 million
	7/23/2012	Received capital commitment	225 million	0.8 million
	9/1/2016	Repayment of debentures	213 million	—	213 million		213 million	—	3.348% (2)
Sumitomo facility	8/17/2015	Amended credit facility	125 million	0.4 million	45 million	(1)	44 million	1 million	LIBOR (3) + 2%/2.25% (5)
 _______________

(1)	Availability to increase upon our decision to further collateralize the facility

(2)	Weighted average interest rate of locked debentures (excludes the SBA annual charge)

(3)	1-month

(4)	1-, 2-, 3- or 6-month LIBOR, at our option

(5)	LIBOR +2.0% when the facility is drawn more than 35%. Otherwise, LIBOR +2.25%
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes matured on April 1, 2016, or Maturity Date and we repaid in full the $115.0 million of outstanding Convertible Notes on the Maturity Date using cash on hand and borrowings under the ING facility.
The Convertible Notes bore interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were our unsecured obligations and ranked senior in right of payment to our indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
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
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $3.4 million, $6.8 million and $6.8 million related to the Convertible Notes.
2019 Notes
On February 26, 2014, we issued $250.0 million in aggregate principal amount of our 4.875% 2019 Notes for net proceeds of $244.4 million after deducting original issue discount of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million. The original issue discount on these notes is amortized on a straight-line basis over the term of the notes.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the years ended September 30, 2016 and September 30, 2015, we did not repurchase any of the 2019 Notes in the open market.
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $13.3 million, $13.4 million and $7.8 million, respectively, related to the 2019 Notes.
As of September 30, 2016, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $256.9 million.
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2017. The 2024 Notes are listed on the New York Stock Exchange under the trading symbol "FSCE" with a par value of $25.00 per note.
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2016 and September 30, 2015, we did not repurchase any of the 2024 Notes in the open market.
For each of the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $4.6 million related to the 2024 Notes.
As of September 30, 2016, there were $75.0 million of 2024 Notes outstanding, which had a fair value of $76.7 million.
2028 Notes
In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% 2028 Notes, for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million.
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
Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30 at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after April 30, 2018. The 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "FSCFL" with a par value of $25.00 per note.
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2016 and September 30, 2015, we did not repurchase any of the 2028 Notes in the open market.
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $5.5 million related to the 2028 Notes.
As of September 30, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $88.7 million.
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
As of September 30, 2016, secured borrowings at fair value totaled $18.4 million and the fair value of the loan that is associated with these secured borrowings was $52.1 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2016 and September 30, 2015, there were $2.9 million and $62.8 million of repayments on secured borrowings, respectively.
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we recorded interest expense of $1.5 million, $1.7 million and $1.3 million, respectively, related to the secured borrowings.
As of September 30, 2016, there were $18.9 million of secured borrowings outstanding, which had a fair value of $18.4 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016, our only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. As of September 30, 2015, our only off-balance sheet arrangements consisted of $305.3 million of unfunded commitments, which was comprised of $260.2 million to provide debt financing to certain of our portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of September 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2016 and September 30, 2015 is

shown in the table below:

	September 30, 2016	September 30, 2015
Legalzoom.com, Inc.	$15,427	$8,815
Ministry Brands, LLC	15,000	—
Senior Loan Fund JV 1, LLC	14,065	30,690
Lift Brands Holdings, Inc.	13,000	17,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,414	9,868
Edge Fitness, LLC	8,353	3,735
InMotion Entertainment Group, LLC	6,856	6,308
Refac Optical Group	6,400	6,400
BeyondTrust Software, Inc.	5,995	5,995
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	13,700
Integrated Petroleum Technologies, Inc.	5,397	5,397
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
Trialcard Incorporated	4,900	4,900
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
Discovery Practice Management, Inc.	3,958	6,347
OBHG Management Services, LLC	3,836	—
Metamorph US 3, LLC	3,675	3,675
First American Payment Systems, LP	3,000	4,225
WeddingWire, Inc.	3,000	3,000
My Alarm Center, LLC	2,940	2,068
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	1,820
Traffic Solutions Holdings, Inc.	2,682	—
Edmentum, Inc.	2,664	2,664
HealthDrive Corporation	2,534	734
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	—
Teaching Strategies, LLC	2,400	2,400
4 Over International, LLC	2,232	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,054	—
ExamSoft Worldwide, Inc.	2,000	2,000
Accruent, LLC	1,900	—
Garretson Firm Resolution Group, Inc.	1,066	993
Webster Capital III, L.P. (limited partnership interest)	1,013	1,149
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,005	1,396
Cenegenics, LLC	1,001	316
Riverside Fund V, LP (limited partnership interest)	853	1,047
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	813	1,198
RCP Direct II, LP (limited partnership interest)	654	754
SPC Partners V, L.P. (limited partnership interest)	602	1,428
Riverside Fund IV, LP (limited partnership interest)	544	357
Sterling Capital Partners IV, L.P. (limited partnership interest)	485	762
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	476	924
TransTrade Operators, Inc.	424	1,559
L Squared Capital Partners (limited partnership interest)	308	438
Milestone Partners IV, LP (limited partnership interest)	261	429
RCP Direct, LP (limited partnership interest)	236	188
ACON Equity Partners III, LP (limited partnership interest)	204	318
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
Riverlake Equity Partners II, LP (limited partnership interest)	177	358

Yeti Acquisition, LLC	—	40,000
BMC Software Finance, Inc.	—	15,000
First Choice ER, LLC	—	9,451
Ameritox, Ltd	—	6,400
OnCourse Learning Corporation	—	5,000
Penn Foster, Inc.	—	5,000
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Phoenix Brands Merger Sub LLC	—	1,286
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$215,651	$305,326

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our Convertible Notes, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2015	Debt Outstanding as of September 30, 2016	Weighted average debt outstanding for the year ended September 30, 2016	Maximum debt outstanding for the year ended September 30, 2016
SBA debentures	$225,000	$213,300	$224,073	$225,000
ING facility	383,495	472,495	433,143	565,495
Sumitomo facility	43,800	43,800	43,800	43,800
Convertible Notes	115,000	—	57,814	115,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	21,787	18,929	20,025	21,787
Total debt	$1,200,332	$1,159,774	$1,190,105

The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
SBA debentures	$213,300	$—	$—	$138,300	$75,000
Interest due on SBA debentures	44,839	8,492	16,985	13,015	6,347
ING facility	472,495	—	472,495	—	—
Interest due on ING facility	24,503	13,289	11,214	—	—
Sumitomo facility	43,800	—	—	43,800	—
Interest due on Sumitomo facility	5,530	1,114	2,228	2,188	—
Secured borrowings	18,929	—	18,929	—	—
Interest due on secured borrowings	1,395	946	449	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	29,450	12,188	17,262	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	35,636	4,406	8,813	8,813	13,604
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	61,223	5,283	10,566	10,566	34,808
Total	$1,362,350	$45,718	$808,941	$216,682	$291,009
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
To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis (e.g., calendar year 2014). We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and do not expect to incur a U.S. federal excise tax for the calendar year 2016. We may incur a federal excise tax in future years.
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
We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2015 March 31, 2016, June 30, 2016 and September 30, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2015	89.62%	—
March 31, 2016	89.77%	—
June 30, 2016	86.50%	—
September 30, 2016	52.19%	—
Cumulative qualified interest income for the year ended September 30, 2016 was approximately $85.0 million or 79.71% of total taxable distributions.
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman, Dimitrov, Owens and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. As of September 30, 2016, fees payable to our Investment Adviser pursuant to the investment advisory agreement equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we incurred fees of $63.6 million, $80.2 million and $87.2 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the years ended September 30, 2016, 2015 and 2014, the Investment Adviser voluntarily and irrevocably waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted a waiver of $0.3 million, $0.5 million and $0.7 million, respectively.
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
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by us our Investment Adviser during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that our Investment Adviser will agree to waive management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to our gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 2% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The "Baseline NAV Percentage" is the percentage derived by dividing our net asset value as of March 31, 2015 (i.e., $1,407,774,000), or the Baseline NAV, by the net asset value at the beginning of the fiscal quarter for which the fee is being calculated, or the New NAV. The “Incremental NAV Percentage” is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
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
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, we incurred expenses of $4.0 million, $6.9 million and $5.7 million, respectively, under the administration agreement.
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
As of September 30, 2016, FSAM held 8,399,520 shares of our common stock, which represents approximately 5.9% of our common stock outstanding.
Recent Developments
On October 18, 2016, our Board of Directors declared the following distributions:

•	$0.06 per share, payable on December 30, 2016 to stockholders of record on December 15, 2016;

•	$0.06 per share, payable on January 31, 2017 to stockholders of record on January 13, 2017; and

•	$0.06 per share, payable on February 28, 2017 to stockholders of record on February 15, 2017.
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as we deem appropriate subject to various factors, including our performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time.

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
As of September 30, 2016, 80.9% of our debt investment portfolio (at fair value) and 80.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2016		September 30, 2015
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$271,484	16.98%	$220,165	12.62%
1% to under 2%	1,323,842	82.83	1,511,195	86.59
2% to under 3%	—	—	—	—
3% and over	3,000	0.19	13,776	0.79
Total	$1,598,326	100.00%	$1,745,136	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$69,300	$(26,600)	$42,700
400	54,300	(21,200)	33,100
300	39,200	(15,900)	23,300
200	24,100	(10,500)	13,600
100	9,200	(5,200)	4,000

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2016 and September 30, 2015:

	September 30, 2016		September 30, 2015
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$130,362	$—	$143,484	$—
Prime rate	12,344	—	2,076	6,000
LIBOR
30 day	42,087	516,295	52,661	421,295
90 day	1,665,339	18,929	1,797,527	21,787
Fixed rate	408,136	624,550	561,906	751,250
Total	$2,258,268	$1,159,774	$2,557,654	$1,200,332

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Fifth Street Finance Corp.
In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Fifth Street Finance Corp. and its subsidiaries as of September 30, 2016 and 2015, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to not designing or maintaining effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required necessary to validate certain portfolio company data, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A(b). We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of September 30, 2016 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinions expressed above.
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
/s/ PricewaterhouseCoopers LLP

New York, New York
November 29, 2016

Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2016	September 30, 2015
ASSETS
Investments at fair value:
Control investments (cost September 30, 2016: $456,493; cost September 30, 2015: $333,520)	$388,267	$318,893
Affiliate investments (cost September 30, 2016: $34,955; cost September 30, 2015: $36,637)	39,769	40,606
Non-control/Non-affiliate investments (cost September 30, 2016: $1,792,410; cost September 30, 2015: $2,102,781)	1,737,455	2,042,996
Total investments at fair value (cost September 30, 2016: $2,283,858; cost September 30, 2015: $2,472,938)	2,165,491	2,402,495
Cash and cash equivalents	117,923	138,377
Restricted cash	12,439	5,107
Interest, dividends and fees receivable	15,568	15,687
Due from portfolio companies	4,077	2,641
Receivables from unsettled transactions	5,346	5,168
Deferred financing costs	11,479	16,051
Insurance recoveries receivable	19,729	—
Other assets	478	131
Total assets	$2,352,530	$2,585,657
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,533	$4,946
Base management fee and Part I incentive fee payable	15,958	16,531
Due to FSC CT	2,204	2,965
Interest payable	3,912	4,300
Amounts payable to syndication partners	754	1,316
Director fees payable	566	60
Payables from unsettled transactions	6,234	3,648
Legal settlements payable	19,500	—
Credit facilities payable	516,295	427,295
SBA debentures payable	213,300	225,000
Unsecured convertible notes payable	—	115,000
Unsecured notes payable	410,586	410,320
Secured borrowings at fair value (proceeds September 30, 2016: $18,929; proceeds September 30, 2015: $21,787)	18,400	21,182
Total liabilities	1,210,242	1,232,563
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 143,259 and 150,668 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	1,433	1,507
Additional paid-in-capital	1,591,467	1,631,523
Treasury stock, 423 shares at September 30, 2015	—	(2,538)
Net unrealized depreciation on investments and secured borrowings	(117,838)	(69,838)
Net realized loss on investments and secured borrowings	(306,228)	(180,945)
Accumulated overdistributed net investment income	(26,546)	(26,615)
Total net assets (equivalent to $7.97 and $9.00 per common share at September 30, 2016 and September 30, 2015, respectively) (Note 12)	1,142,288	1,353,094
Total liabilities and net assets	$2,352,530	$2,585,657
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Interest income:
Control investments	$17,122	$15,541	$14,839
Affiliate investments	4,110	4,338	4,084
Non-control/Non-affiliate investments	175,584	195,988	193,720
Interest on cash and cash equivalents	380	55	17
Total interest income	197,196	215,922	212,660
PIK interest income:
Control investments	4,987	5,029	9,615
Affiliate investments	822	860	966
Non-control/Non-affiliate investments	8,219	7,500	13,560
Total PIK interest income	14,028	13,389	24,141
Fee income:
Control investments	2,715	1,841	7,211
Affiliate investments	320	52	230
Non-control/Non-affiliate investments	19,643	20,371	45,382
Total fee income	22,678	22,264	52,823
Dividend and other income:
Control investments	9,175	12,574	3,313
Non-control/Non-affiliate investments	4,795	1,326	1,017
Total dividend and other income	13,970	13,900	4,330
Total investment income	247,872	265,475	293,954
Expenses:
Base management fee	41,483	51,615	51,735
Part I incentive fee	22,091	28,575	35,472
Professional fees	15,232	4,079	3,948
Board of Directors fees	966	722	598
Interest expense	54,621	56,654	51,465
Administrator expense	1,891	3,090	2,810
General and administrative expenses	5,128	6,346	6,039
Loss on legal settlements	19,500	—	—
Total expenses	160,912	151,081	152,067
Base management fee waived	(338)	(546)	(687)
Insurance recoveries	(19,429)	—	—
Net expenses	141,145	150,535	151,380
Net investment income	106,727	114,940	142,574
Unrealized appreciation (depreciation) on investments:
Control investments	(53,599)	(21,874)	(737)
Affiliate investments	845	962	882
Non-control/Non-affiliate investments	4,830	(50,762)	(32,309)
Net unrealized depreciation on investments	(47,924)	(71,674)	(32,164)
Net unrealized (appreciation) depreciation on secured borrowings	(76)	658	(53)
Realized gain (loss) on investments and secured borrowings:
Control investments	(9,318)	(4,516)	(299)
Affiliate investments	3	72	—
Non-control/Non-affiliate investments	(115,968)	(24,085)	2,474
Net realized gain (loss) on investments and secured borrowings	(125,283)	(28,529)	2,175
Net increase (decrease) in net assets resulting from operations	$(66,556)	$15,395	$112,532
Net investment income per common share — basic	$0.72	$0.75	$1.00
Earnings (loss) per common share — basic	$(0.45)	$0.10	$0.79
Weighted average common shares outstanding — basic	147,422	153,164	141,992
Net investment income per common share — diluted	$0.71	$0.75	$0.99
Earnings (loss) per common share — diluted (Note 5)	$(0.45)	$0.10	$0.79
Weighted average common shares outstanding — diluted	151,339	160,954	149,783
Distributions per common share	$0.72	$0.79	$1.00
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Operations:
Net investment income	$106,727	$114,940	$142,574
Net unrealized depreciation on investments	(47,924)	(71,674)	(32,164)
Net unrealized (appreciation) depreciation on secured borrowings	(76)	658	(53)
Net realized gain (loss) on investments and secured borrowings	(125,283)	(28,529)	2,175
Net increase (decrease) in net assets resulting from operations	(66,556)	15,395	112,532
Stockholder transactions:
Distributions to stockholders	(99,419)	(120,647)	(133,984)
Tax return of capital	(7,239)	—	(8,628)
Net decrease in net assets from stockholder transactions	(106,658)	(120,647)	(142,612)
Capital share transactions:
Issuance of common stock, net	—	(94)	137,595
Issuance of common stock under dividend reinvestment plan	6,398	5,953	10,144
Repurchases of treasury stock	—	(2,538)	—
Repurchases of common stock under stock repurchase program	(37,592)	(17,497)	(406)
Repurchases of common stock under dividend reinvestment program	(6,398)	(5,953)	(7,650)
Net increase (decrease) in net assets from capital share transactions	(37,592)	(20,129)	139,683
Total increase (decrease) in net assets	(210,806)	(125,381)	109,603
Net assets at beginning of period	1,353,094	1,478,475	1,368,872
Net assets at end of period	$1,142,288	$1,353,094	$1,478,475
Net asset value per common share	$7.97	$9.00	$9.64
Common shares outstanding at end of period	143,259	150,263	153,340

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(66,556)	$15,395	$112,532
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net unrealized depreciation on investments	47,924	71,674	32,164
Net unrealized appreciation (depreciation) on secured borrowings	76	(658)	53
Net realized (gain) loss on investments and secured borrowings	125,283	28,529	(2,175)
PIK interest income	(14,028)	(13,389)	(24,141)
Recognition of fee income	(22,678)	(22,264)	(52,823)
Accretion of original issue discount on investments	(4,248)	(7,328)	(747)
Accretion of original issue discount on unsecured notes payable	266	443	—
Amortization of deferred financing costs	4,975	5,117	6,092
Changes in operating assets and liabilities:
Fee income received	20,885	21,588	50,498
(Increase) decrease in restricted cash	(7,332)	17,208	(18,245)
(Increase) decrease in interest, dividends and fees receivable	1,280	(1,104)	(4,456)
(Increase) decrease in due from portfolio companies	(1,436)	20,309	(21,136)
Increase in receivables from unsettled transactions	(178)	(418)	(4,750)
Increase in insurance recoveries receivable	(19,729)	—	—
(Increase) decrease in other assets	(347)	(131)	187
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,413)	1,038	2,742
Increase (decrease) in base management fee and Part I incentive fee payable	(573)	(5,150)	4,881
Increase (decrease) in due to FSC CT	(761)	501	1,624
Increase (decrease) in interest payable	(388)	(1,497)	2,857
Increase (decrease) in payables from unsettled transactions	2,586	3,648	(35,716)
Increase (decrease) in director fees payable	506	60	—
Increase in legal settlements payable	19,500	—	—
Increase (decrease) in amounts payable to syndication partners	(562)	(2,501)	3,817
Purchases of investments and net revolver activity	(735,544)	(1,419,801)	(1,581,001)
Principal payments received on investments (scheduled payments)	30,321	29,169	71,305
Principal payments received on investments (payoffs)	543,950	653,522	572,510
PIK interest income received in cash	2,076	2,397	7,969
Proceeds from the sale of investments	241,902	749,835	329,621
Net cash provided (used) by operating activities	164,757	146,192	(546,338)
Financing activities:
Distributions paid in cash	(100,260)	(114,694)	(132,468)
Borrowings under SBA debentures payable	—	—	43,250
Repayments under SBA debentures payable	(11,700)	—	—
Borrowings under credit facilities	695,000	818,400	1,016,233
Repayments of borrowings under credit facilities	(606,000)	(708,500)	(886,838)
Proceeds from the issuance of unsecured notes	—	—	244,403
Proceeds from the issuance of common stock	—	—	138,239
Repurchases of treasury stock	—	(2,538)	—
Proceeds from secured borrowings	—	—	81,312
Repayments of secured borrowings	(2,858)	(62,836)	(3,000)
Repayments of unsecured convertible notes	(115,000)	—	—
Repurchases of common stock under stock repurchase program	(37,592)	(17,497)	(406)
Repurchases of common stock under dividend reinvestment plan	(6,398)	(5,953)	(7,650)
Deferred financing costs paid	(403)	(834)	(2,653)
Offering costs paid	—	(94)	(642)
Net cash provided (used) by financing activities	(185,211)	(94,546)	489,780
Net increase (decrease) in cash and cash equivalents	(20,454)	51,646	(56,558)
Cash and cash equivalents, beginning of period	138,377	86,731	143,289
Cash and cash equivalents, end of period	$117,923	$138,377	$86,731
Supplemental information:
Cash paid for interest	$49,768	$52,706	$42,811
Non-cash operating activities:
Purchases of investments from restructurings	$(78,834)	$—	$—

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)

Proceeds from investment restructurings	$78,834	$—	$—
Exchange of investments	$—	$—	$50,548
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$6,398	$5,953	$10,144
Exchange of secured borrowings	$—	$—	$6,438
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,180	$36,152	$36,328
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		2,800	2,797	2,800
LC Facility, 6.0% cash due 4/1/2021		3,518	3,514	3,518
746,114 Series A Preferred Units			18,558	20,094
746,114 Shares of Common Stock			5,316	—
			66,337	62,740
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017		15,973	15,572	7,046
First Lien Revolver, 8% cash due 12/31/2017		6,885	6,885	—
596.67 Series A Common Units			—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			31,657	7,046
First Star Aviation, LLC (16)	Airlines
10,104,401 Common Units (6)			5,533	2,413
			5,533	2,413
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		55,395	50,305	54,214
2,058,411.64 Common Units (6)			—	2,839
			50,305	57,053
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,851
4,293,736 Common Units (6)			3,360	5,729
			15,228	17,580
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017		13,889	13,889	13,875
First Lien Term Loan B, 8.1% PIK due 4/30/2017		3,889	3,889	3,887
First Lien Revolver, 8% cash due 4/30/2017		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	7,421
			23,791	27,096
Senior Loan Fund JV I, LLC (11)(15)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)		144,841	144,841	129,004
87.5% LLC equity interest (6)			16,094	13,708
			160,935	142,712
Express Group Holdings LLC (18)	Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)		12,073	12,073	1,193
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)		6,090	6,090	6,090
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016		3,000	3,000	3,000
14,033,391 Series B Preferred Units			3,982	—
280,668 Series A Preferred Units			1,593	—
1,456,344 Common Stock Units			—	—
			26,738	10,283
Ameritox Ltd. (19)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		31,258	31,228	31,039
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	15,437
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	1,755
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	13,113
			$75,969	$61,344
Total Control Investments (34.0% of net assets)			$456,493	$388,267
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,524	$9,524	$9,549
1,080,399 Shares of Series A Preferred Stock			1,080	4,079
			10,604	13,628
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017		24,364	24,351	24,268
4,668,788 Shares of Preferred Stock			—	1,873
			24,351	26,141
Total Affiliate Investments (3.5% of net assets)			$34,955	$39,769

Non-Control/Non-Affiliate Investments (7)
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/2016		$3,958	$3,958	$3,958
First Lien Term Loan B, 12% cash 1% PIK due 12/31/2016		11,938	11,938	11,938
First Lien Revolver, 12% cash due 12/31/2016		466	466	466
			16,362	16,362
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		29,662	29,629	29,812
First Lien Revolver, 15% cash due 9/30/2019		1,000	1,000	1,000
452,914.87 Common Units in Cenegenics, LLC			598	613
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,527	31,725
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			823	755
			823	755
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			456	302
			456	302
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			810	739
			810	739

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 4/30/2017 (13)		$16,151	$16,108	$15,993
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 4/30/2017 (13)		39,159	39,110	38,900
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 4/30/2017 (13)		1,259	1,252	1,242
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 4/30/2017 (13)		4,401	4,401	4,401
			60,871	60,536
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		6,198	6,150	6,190
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,290	34,149	33,967
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,339
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		1,600	1,596	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc.			999	136
			46,616	45,232
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			1,000	558
			1,000	558
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (13)		30,698	30,651	30,698
Senior Revolver, LIBOR+7% cash due 11/4/2018 (10) (13)		—	(4)	—
Capex Line A, LIBOR+7% cash due 11/4/2018 (13)		938	938	938
Capex Line B, LIBOR+7% cash due 11/4/2018 (13)		2,000	2,000	2,000
			33,585	33,636
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,739	2,005
			1,739	2,005
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,720	30,679	30,750
317,282.97 Class A Units			317	608
			30,996	31,358
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			764	927
			764	927
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			1,147	766
			1,147	766
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (11)	Multi-sector holdings		$796	$482
			796	482
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	698
50,000 Common Shares (6)			1	—
			501	698
Ansira Partners, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/5/2021 (13)		$38,000	38,000	37,840
209 Preferred Units of Ansira Holdings, LLC (6)			209	234
250 Class A Common Units of Ansira Holdings, LLC			—	368
			38,209	38,442
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		2,235	2,235	2,153
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		10,227	10,227	8,064
Unsecured Revolver, 5% cash due 6/9/2020			—	—
126,127.80 Class A Common Units			126	—
			12,588	10,217
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	391
			1,000	391
Yeti Acquisition, LLC	Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc. (6)			—	34,981
			—	34,981
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,681	19,682	19,697
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	418
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,432	20,115
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,187	1,254
			1,187	1,254
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)		23,304	23,304	22,546
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (13)		2,000	2,000	1,975
			25,304	24,521
Dexter Axle Company	Auto parts & equipment
1,547 Common Shares in Dexter Axle Holding Company			1,643	3,719
			1,643	3,719
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,798	14,798	14,811
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,435
			16,798	17,246
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP			495	611
50,000 Common Units in GRG Holdings, LP			5	—
			500	611
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		$7,253	7,253	7,246
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)			—	—
			7,253	7,246
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 8/19/2021		11,231	11,231	11,469
500 Class A Common Units in Omniplex Holdings Corp.			500	643
64.041 Class A-1 Common Units in Omniplex Holdings Corp.			104	—
			11,835	12,112
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		16,318	16,195	3,365
			16,195	3,365
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		89,814	89,782	69,151
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(13)			(1)	—
2,599.32 Preferred Units of AVI Holdings, L.P.			1,820	—
			91,601	69,151
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,515	1,314
			1,515	1,314
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (13)			—	—
			—	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	24,019
			24,000	24,019
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)		$4,450	$3,978	$3,986
			3,978	3,986
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (11)			7,946	5,846
			7,946	5,846
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,795	13,795	13,260
			13,795	13,260
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (13)		32,000	32,000	32,061
50,000 Common Units in AB Group Holdings, LP			500	896
			32,500	32,957
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023			213	650
			213	650
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		12,950	12,950	12,846
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,645	5,476	5,571
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		4,605	4,604	4,605
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		839	839	839
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,319
			24,869	25,180
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (12)(13)		53,680	53,680	52,093
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (13)		1,000	1,000	1,000
2,000,000 Units in T5 Investment Vehicle, LLC			2,000	292
			56,680	53,385
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)	Healthcare services	24,667	24,316	24,714
			24,316	24,714
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,901	$5,901	$5,813
498.6 Class A Preferred Units in Kason Investment, LLC			499	566
5,540 Class A Common Units in Kason Investment, LLC			55	1
			6,455	6,380
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,398	1,515
			1,398	1,515
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)		19,000	18,936	18,810
			18,936	18,810
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,104	39,300
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	5,902
			40,062	45,202
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,904	7,420
			7,904	7,420
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)		16,543	16,379	16,336
			16,379	16,336
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,496	5,507
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)			—	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,118
			6,496	6,625
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,524	1,888
			1,524	1,888
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,694	12,694	12,610
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	2,010
			15,694	14,620
Lift Brands Holdings Inc. (9)	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,268	22,255	22,186
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		2,000	1,997	2,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,732
			26,252	26,918
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			995	1,128
			995	1,128
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)		$26,909	$26,909	$26,890
50 Series A Preferred Shares in Long's Drugs Incorporated (6)			813	1,037
			27,722	27,927
Five9, Inc.	Internet software & services
118,577 Common Stock Warrants (exercise price $10.12) expiration date 2/20/2024			321	780
			321	780
Conviva Inc.	Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021			105	110
			105	110
OnCourse Learning Corporation	Education services
264,312 Class A Units in CIP OCL Investments, LLC			2,726	1,891
			2,726	1,891
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024			367	194
			367	194
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (13)		3,000	3,000	2,957
			3,000	2,957
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)		18,929	18,911	6,500
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)			(3)	—
			18,908	6,500
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		14,250	14,157	14,061
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	12
			14,338	14,073
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (13)		61,500	60,801	62,500
			60,801	62,500
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			$346	$353
			346	353
PR Wireless, Inc. (11)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)		$12,715	12,424	8,788
118.4211 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024			—	430
			12,424	9,218
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		14,250	14,182	14,079
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024			113	—
			14,295	14,079
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,135	6,136	6,208
300,000 Class A Common Units in RPLF Holdings, LLC			300	311
			6,436	6,519
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,969
			15,000	14,969
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (11) (13)		30,000	29,386	29,100
			29,386	29,100
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			987	1,157
			987	1,157
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			1,692	1,692
			1,692	1,692
ERS Acquisition Corp. (9)	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		40,940	40,187	31,548
			40,187	31,548
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)		29,929	29,152	29,814
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(79)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	5,525
			33,573	35,339
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (13)		4,925	4,906	2,659
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)		37,000	35,190	3,577
			40,096	6,236
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)		26,035	24,962	25,319
			24,962	25,319
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		4,214	4,169	4,214
			4,169	4,214
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,864	5,800
			5,864	5,800

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		$7,623	$7,623	$7,719
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	627
			8,123	8,346
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		44,837	44,587	43,492
			44,587	43,492
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (13)		12,219	11,751	11,689
			11,751	11,689
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,835	16,150
			15,835	16,150
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		10,078	10,074	8,391
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		1,225	1,224	1,225
			11,298	9,616
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		17,000	17,000	17,333
			17,000	17,333
Janrain, Inc.	Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024			45	—
			45	—
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,977	4,854
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024			60	268
			5,037	5,122
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,422	18,326
			18,422	18,326
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		$7,000	$6,800	$6,615
			6,800	6,615
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)		—	—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,832	3,832	3,734
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	—
487.5 Class A Preferred Units			488	446
12,500 Class B Common Units			13	—
			4,333	4,180
TrialCard Incorporated (9)	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(13)			(32)	—
			(32)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)		—	(6)	—
			(6)	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		26,984	26,984	27,247
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	1,044
			28,184	28,291
xMatters, Inc. (9)	Internet software & services
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025			709	347
			709	347
Edge Fitness, LLC (9)	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,388
			3,398	3,388
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	15,345
			15,001	15,345
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		1,505	1,505	1,484
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		180	180	180
			1,685	1,664
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,950	15,982
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025			90	66
			16,040	16,048

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)		$6,400	$6,376	$6,459
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(13)			(7)	—
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)			2,645	2,623
			9,014	9,082
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,476	12,476	12,728
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC			450	1,132
			12,926	13,860
QuorumLabs, Inc.	Internet software & services
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025			375	—
			375	—
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		7,664	7,566	7,625
			7,566	7,625
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	28,956	30,055
			28,956	30,055
American Seafoods Group LLC	Food distributors
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,903	11,400
			11,903	11,400
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		49,422	48,600	50,256
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		5,596	5,454	5,596
			54,054	55,852
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,389
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025			—	146
			12,500	12,535
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,175	31,714	32,055
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (10)(13)			(60)	—
			31,654	32,055
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	44,140
			43,000	44,140
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		24,215	24,215	24,215
3,500 Class A Units in Lytx Holdings, LLC			3,500	3,529
			27,715	27,744
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (13)		14,813	14,533	14,773
			14,533	14,773

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		$4,988	$4,941	$4,997
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (10)(13)		—	(18)	—
			4,923	4,997
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)		6,169	6,111	6,127
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)		—	(21)	—
			6,090	6,127
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)		14,863	14,858	14,820
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)		—	(2)	—
			14,856	14,820
Ping Identity Corporation	Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)		42,500	41,305	41,225
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)		—	(70)	—
			41,235	41,225
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)		11,500	11,178	11,328
			11,178	11,328
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 11/20/2021 (13)		19,874	19,683	19,675
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 11/20/2021 (10)(13)			(143)	—
			19,540	19,675
HSW RR, Inc.	Environmental & facilities services
First Lien Term Loan B, LIBOR+9% (1% floor) cash due 7/13/2020 (13)		45,000	45,000	45,000
			45,000	45,000
Sailpoint Technologies, Inc.
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (13)	Application software	15,000	14,710	14,700
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (10)(13)			(19)	—
			14,691	14,700
California Pizza Kitchen, Inc.	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)		5,000	4,951	4,985
			4,951	4,985
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)		5,500	5,390	5,445
			5,390	5,445
SPC Partners V, L.P.	Multi-sector holdings
0.39% limited partnership interest (11)			—	—
			—	—
Total Non-Control/Non-Affiliate Investments (152.1% of net assets)			$1,792,410	$1,737,455
Total Portfolio Investments (189.6% of net assets)			$2,283,858	$2,165,491

Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$111,447	$111,447
Other cash accounts			6,476	6,476
Total Cash and Cash Equivalents (10.3% of net assets)			117,923	117,923
Total Portfolio Investments, Cash and Cash Equivalents (199.9% of net assets)			$2,401,781	$2,283,414

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Credit Infonet, Inc.	September 27, 2016	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
Lift Brands, Inc.	August 15, 2016	+ 0.5% on Revolver and Term Loan		Per loan amendment
ERS Acquisition Corp.	August 3, 2016		+ 2.0% on Second Lien Term Loan	Per loan amendment
Edge Fitness, LLC	April 18, 2016	+ 1% on Term Loan		Per loan amendment
Metamorph US 3, LLC	March 29, 2016	+ 1% on Term Loan & Revolver		Per loan amendment
Maverick Healthcare Group, LLC	May 11, 2016		+ 2.0% on Term Loan A, Revolver, and Capex Line	Per loan amendment
	May 11, 2016	- 3.5% on Term Loan B	+ 5.5% on Term Loan B	Per loan amendment
TrialCard Incorporated	November 4, 2015	- 0.75% on Revolver		Tier pricing per loan agreement
Omniplex World Services Corporation	October 1, 2015		+ 1% on Term Loan	Per loan amendment
Thing5, LLC	January 20, 2015	+ 0.5% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 3.0% on Term Loan A & B	- 3.0% on Term Loan A & B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 1, 2016	- 11.0% on Term Loan	+ 11.0% on Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment

(10)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, qualifying assets represent 85.8% of the Company's total assets and non-qualifying assets represent 14.2% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC" 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $18.4 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that have each received a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016		$16,923	$16,906	$16,878
LC Facility, 8.5% cash due 12/31/2016		1,444	1,438	1,444
746,114 Series A Preferred Units			16,310	19,414
746,114 Common Stock			5,316	5,930
			39,970	43,666
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016		15,973	15,572	8,713
First Lien Revolver, 8% cash due 5/31/2016		2,850	2,850	1,555
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			27,622	10,268
First Star Aviation, LLC (17)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018		5,390	5,389	5,313
10,104,401 Common Units			10,104	9,500
			15,493	14,813
First Star Speir Aviation 1 Limited (12) (17)	Airlines
First Lien Term Loan, 9% cash due 12/15/2015		46,321	46,321	47,824
2,058,411.64 Common Units			—	1,965
			46,321	49,789
First Star Bermuda Aviation Limited (12) (17)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		24,869	24,869	24,836
4,293,736 Common Units			2,894	2,773
			27,763	27,609
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 8/1/2016		13,106	13,106	13,066
First Lien Term Loan B, 8.1% PIK due 8/1/2016		3,582	3,582	3,574
First Lien Revolver, 8% cash due 8/1/2016		2,847	2,847	2,847
4,100,000 Class A Common Units			4,100	5,464
			23,635	24,951
Senior Loan Fund JV I, LLC (12)(16)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (14)		129,879	129,879	128,917
87.5% LLC equity interest (6)			14,431	12,205
			144,310	141,122
Miche Group, LLC	Apparel, accessories & luxury goods
First Lien Revolver, 8% cash due 12/18/2016		2,500	2,500	2,500
100 units in FSFC Miche, Inc.			5,906	4,175
			8,406	6,675
Total Control Investments (23.6% of net assets)			$333,520	$318,893
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		$9,332	$9,332	$9,389
1,080,399 shares of Series A Preferred Stock			1,080	4,213
			10,412	13,602
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016		26,233	26,225	26,240
4,668,788 Shares of Preferred Stock			—	764
			26,225	27,004
Total Affiliate Investments (3.0% of net assets)			$36,637	$40,606
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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
CCCG, LLC (9)	Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1.75% floor) cash 1% PIK due 12/29/2017 (14)		$35,278	$34,259	$17,600
			34,259	17,600
Maverick Healthcare Group, LLC	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 12/31/2016 (14)		16,251	15,951	16,181
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 12/31/2016 (14)		38,100	37,950	37,964
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 12/31/2016 (14)		1,247	1,193	1,245
			55,094	55,390
Refac Optical Group	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (14)		18,710	18,632	18,520
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (14)		33,951	33,755	33,607
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,362
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (14)		1,600	1,583	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock in Refac Holdings, Inc.			999	757
			58,691	57,846
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (6)(12)			1,000	851
			1,000	851
Discovery Practice Management, Inc. (9)	Healthcare services
Senior Term Loan, LIBOR+7.5% cash due 11/4/2018 (14)		24,117	24,054	24,459
Senior Revolver, LIBOR+7% cash due 11/4/2018 (14)		500	491	500
Capex Line A, LIBOR+7% cash due 11/4/2018 (14)		1,000	1,000	1,000
Capex Line B, LIBOR+7% cash due 11/4/2018 (14)		500	500	500
			26,045	26,459
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (6)(12)			1,571	1,647
			1,571	1,647
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2017		30,226	30,138	29,700
317,282.97 Class A Units (6)			317	520
			30,455	30,220
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (6)(12)			812	1,005
			812	1,005
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (12)			953	953
			953	953
World 50, Inc. (9)	Research & consulting services
Senior Term Loan A, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (14)		14,220	14,176	14,049
Senior Revolver, LIBOR+6.25% (1.5% floor) cash due 3/30/2017 (10)(14)			(20)	—
			14,156	14,049
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
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (14)		$73	$73	$72
4,950,000 Preferred Units in GRG Holdings, LP			495	546
50,000 Common Units in GRG Holdings, LP			5	—
			573	618
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)		7,659	7,659	7,636
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (14)			—	—
			7,659	7,636
Omniplex World Services Corporation	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 12/21/2018		12,948	12,948	12,766
500 Class A Common Units in Omniplex Holdings Corp.			500	328
			13,448	13,094
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 12/21/2018		16,153	16,153	16,184
			16,153	16,184
Affordable Care, Inc.	Healthcare services
Second Lien Term Loan, LIBOR+9.25% (1.25% floor) cash due 12/26/2019 (14)		23,250	23,250	23,250
			23,250	23,250
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (14)		95,141	95,121	94,987
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(14)			(1)	—
2,419.7 Preferred Units of AVI Holdings, L.P.			2,046	1,461
			97,166	96,448
CoAdvantage Corporation	Human resources & employment services
Mezzanine Term Loan, 11.5% cash 1.25% PIK due 12/31/2018		15,080	15,080	15,080
50,000 Class A Units in CIP CoAdvantage Investments LLC			557	1,136
			15,637	16,216
EducationDynamics, LLC	Education services
Mezzanine Term Loan, 12% cash 6% PIK due 1/16/2017		13,786	13,786	13,782
			13,786	13,782
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (12)			1,238	1,238
			1,238	1,238
RP Crown Parent, LLC	Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (10)(14)			(349)	—
			(349)	—
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (14)		24,000	24,000	23,943
			24,000	23,943
Rocket Software, Inc.	Internet & software services
Second Lien Term Loan, LIBOR+8.75% (1.5% floor) cash due 2/8/2019 (14)		10,475	10,450	10,475
			10,450	10,475
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/8/2021 (14)		$4,450	$3,948	$4,389
			3,948	4,389
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (12)			9,684	9,604
			9,684	9,604
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,501	13,501	13,064
			13,501	13,064
Chicago Growth Partners III, LP	Multi-sector holdings
0.5% limited partnership interest (11)(12)			—	—
			—	—
Bracket Holding Corp. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (14)		32,000	32,000	31,385
50,000 Common Units in AB Group Holdings, LP			500	612
			32,500	31,997
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023			213	724
			213	724
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		13,640	13,640	13,406
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		5,946	5,693	5,882
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (14)		4,904	4,904	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (14)		883	883	883
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC (6)			1,000	975
			26,120	26,050
BMC Software Finance, Inc.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 9/10/2018 (14)			—	—
			—	—
Thing5, LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (13)(14)		56,538	56,538	55,088
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (14)			—	—
2,000,000 Units in T5 Investment Vehicle, LLC			2,000	425
			58,538	55,513
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8% (1.25% floor) cash due 10/18/2019 (14)	Healthcare services	24,667	24,236	24,666
			24,236	24,666
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
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Mezzanine Term Loan, 11% cash 1% PIK due 1/31/2020		$9,615	$9,615	$9,776
50 Series A Preferred Shares in Long's Drugs Incorporated			500	733
			10,115	10,509
Five9, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/20/2019 (14)		20,000	19,786	19,834
118,577 Common Stock Warrants (exercise price $10.12) expiration date 2/20/2024			321	7
			20,107	19,841
Crealta Pharmaceuticals LLC	Pharmaceuticals
Second Lien Term Loan, 12.75% cash due 8/21/2020		20,000	20,000	20,391
			20,000	20,391
Conviva Inc.	Application software
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 2/28/2018 (14)		5,000	4,939	4,950
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021			105	180
			5,044	5,130
OnCourse Learning Corporation	Education services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/28/2019 (14)		24,625	24,594	24,670
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 2/28/2019 (10)(14)			(2)	—
254,422 Class A Units in CIP OCL Investments, LLC			2,544	3,248
			27,136	27,918
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024			367	319
			367	319
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (14)		3,000	3,000	2,892
			3,000	2,892
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (14)		21,030	21,012	18,751
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(14)			(3)	—
			21,009	18,751
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (14)		15,000	14,870	14,943
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (14)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	167
			15,051	15,110
Language Line, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 7/7/2021 (14)		20,000	20,000	20,042
Second Lien Term Loan, LIBOR+9.75 (1% floor) cash due 7/7/2022 (14)		26,000	26,000	26,130
			46,000	46,172
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (14)		33,250	33,250	33,250
			33,250	33,250
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (12)			$246	$246
			246	246
PR Wireless, Inc. (12)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (14)		$12,845	12,476	11,366
118.4211 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024			—	516
			12,476	11,882
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (14)		15,000	14,910	15,127
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024			113	—
			15,023	15,127
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,074	6,074	6,159
300,000 Class A Common Units in RPLF Holdings, LLC			300	232
			6,374	6,391
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (14)		15,000	15,000	15,048
			15,000	15,048
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (12)(14)		30,000	29,259	29,300
			29,259	29,300
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (12)			851	851
			851	851
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (12)			562	562
			562	562
ERS Acquisition Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (14)		40,000	40,000	38,262
			40,000	38,262
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (14)		40,998	40,001	40,951
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(14)			(6)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	7,285
			44,495	48,236
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/1/2021 (14)		4,963	4,941	3,652
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (14)		37,000	35,190	20,479
			40,131	24,131
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (0.5% floor) cash due 11/5/2020 (14)		7,406	7,052	7,406
First Lien Revolver, LIBOR+5.5% (0.5% floor) cash due 11/5/2019 (14)			—	—
			7,052	7,406
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (14)		11,000	10,855	10,973
			10,855	10,973
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (14)		6,105	5,821	6,136
			5,821	6,136

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (14)		$7,847	$7,847	$7,879
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	758
			8,347	8,637
NAVEX Global, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 11/19/2021 (14)		1,962	1,962	1,952
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (14)		30,755	30,704	30,448
			32,666	32,400
Penn Foster, Inc.	Education services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)		29,550	29,548	29,576
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 11/24/2019 (14)			—	—
			29,548	29,576
GTCR Valor Companies, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/30/2021 (14)		3,699	3,649	3,671
			3,649	3,671
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (14)		17,000	15,645	15,300
			15,645	15,300
Metamorph US 3, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		12,266	12,260	12,139
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (14)		1,225	1,224	1,225
			13,484	13,364
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (14)		17,000	17,000	16,949
			17,000	16,949
Janrain, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/5/2018 (14)		5,000	4,966	4,971
218,008 Series C Preferred Stock Warrants (exercise price $1.3761) expiration date 12/5/2024			45	57
			5,011	5,028
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (14)		5,000	4,956	4,940
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024			60	664
			5,016	5,604
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (14)		18,700	18,369	18,513
			18,369	18,513
Abaco Energy Technologies LLC	Oil & gas equipment services
First Lien Term Loan B, LIBOR+7% (1% floor) cash due 11/21/2020 (14)		8,831	8,293	6,031
			8,293	6,031
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		$93,906	$93,895	$84,980
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 6/23/2019 (14)		6,400	6,399	6,400
			100,294	91,380
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (14)		7,000	6,745	6,895
			6,745	6,895
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (14)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)		3,970	3,970	3,925
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (14)			—	—
487.5 Class A Preferred Units			488	533
12,500 Class B Common Units			13	30
			4,471	4,488
TrialCard Incorporated	Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(14)			(1)	—
			(1)	—
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(14)			(1)	—
			(1)	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)		27,500	27,500	27,530
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (14)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	923
			28,700	28,453
xMatters, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+10% (1% floor) cash due 2/26/2019 (14)		15,000	14,381	14,241
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/25/2025			709	645
			15,090	14,886
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (14)		765	765	765
			765	765
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	15,017
			15,001	15,017
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan A, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		3,000	3,000	3,000
First Lien Term Loan B, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		4,756	4,756	4,784
First Lien Term Loan C, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		928	928	927
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2018 (14)		200	200	200
			8,884	8,911
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (14)		16,000	15,918	15,917
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025			90	81
			16,008	15,998
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(15)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.	Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (14)		$16,490	$16,466	$16,525
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(14)			(7)	—
			16,459	16,525
All Metro Health Care Services, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 3/11/2020		15,701	15,680	15,685
Delayed Draw Term Loan, 10% cash 2% PIK due 3/11/2020 (10)			(4)	—
			15,676	15,685
Access Medical Acquisition, Inc.	Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022		12,413	12,412	12,412
450,000 Class A Common Stock in CMG Holding Company, LLC			450	450
			12,862	12,862
QuorumLabs, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 1/8/2019 (14)		7,500	7,152	7,125
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025			375	375
			7,527	7,500
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (14)		13,317	13,187	13,250
			13,187	13,250
Poseidon Merger Sub, Inc.	Advertising
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 8/18/2022 (14)		1,000	997	1,000
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (14)		30,000	28,810	30,000
			29,807	31,000
American Seafoods Group LLC	Food distributors
First Lien Term Loan, LIBOR+5% (1% floor) cash due 8/19/2021 (14)		6,000	5,942	5,970
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (14)		12,000	11,883	12,000
			17,825	17,970
Accentcare, Inc.	Healthcare services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 9/3/2021 (14)		5,000	4,950	4,975
			4,950	4,975
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (14)		79,450	79,434	79,450
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (10)(14)			(3)	—
			79,431	79,450
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (14)		12,500	12,500	12,500
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025			—	—
			12,500	12,500
Total Non-Control/Non-Affiliate Investments (151.0% of net assets)			2,102,781	2,042,996
Total Portfolio Investments (177.6% of net assets)			$2,472,938	$2,402,495

Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$90,378	$90,378
Other cash accounts			47,999	47,999
Total Cash and Cash Equivalents (10.2% of net assets)			138,377	138,377
Total Portfolio Investments, Cash and Cash Equivalents (187.8% of net assets)			$2,611,315	$2,540,872

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

(12)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, qualifying assets represent 87.4% of the Company's total assets and non-qualifying assets represent 12.6% of the Company's total assets.

(13)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $21.8 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

(15)
With the exception of investments held by the Company’s wholly-owned subsidiaries that have each received a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments are pledged as

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2015
(dollar amounts in thousands)

collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

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
The Company is externally managed by Fifth Street Management LLC (the "Investment Adviser"), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. ("FSAM"), a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC ("FSC CT"), a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for the Company to operate.

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC 946, Financial Services - Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries.
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
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including the current stock price (by analyzing the portfolio company's operating performance and financial condition and general market conditions), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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
The fair value of each of the Company's investments at September 30, 2016 and September 30, 2015 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of September 30, 2016, 91.5% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Out of Period Adjustment

During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income from fiscal years ended 2012 through 2015, as well as the consolidation of First Star holding companies in 2015. The errors primarily related to recognizing fee income at deal close when the amounts did not represent a separately identifiable revenue stream and instead were more related to underwriting the investment. These errors mainly affected the timing of when income should be recognized and were partially offset by the overpayment of Part I Fees paid to FSM. The Company assessed the materiality of the errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements. The cumulative adjustment as of September 30, 2014 was a reduction of $8.5 million of fee income partially offset by a $3.6 million increase to interest income and a $1.0 million decrease to the incentive fee payable to FSM, resulting in a $3.9 million reduction to net investment income. Further, a $4.8 million increase in unrealized/realized appreciation (depreciation) was recorded. These items were recorded as out-of-period adjustments for the three months ended

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

December 31, 2014. The impact on net assets for these entries was an increase of $1.0 million. Refer to Note 17 for more detail on the revised quarterly information for fiscal year 2015.
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
Cash and Cash Equivalents:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.
As of September 30, 2016, included in cash and cash equivalents was $107.4 million held in bank accounts of the SBIC Subsidiaries (as defined in Note 6). These cash and cash equivalents are permitted only for certain uses, including funding portfolio company investments to be held at the SBIC Subsidiaries, repaying SBA-guaranteed debentures and funding operating expenses of the SBIC Subsidiaries. This cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries, or for other corporate purposes of the Company.
Restricted Cash:
As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6. Borrowings).
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
Receivables/Payables From Unsettled Transactions:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Receivables/payables from unsettled transactions consists of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Insurance Recoveries Receivable:
Insurance recoveries receivable consists of amounts receivable to the Company from insurance recoveries in connection with settlement costs and professional fees. Claims for loss recoveries are generally recognized when a loss event has occurred and recovery is considered probable.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. There were no offering costs charged to capital during the years ended September 30, 2016 and September 30, 2015.
Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules. The Company did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and does not expect to incur a U.S. federal excise tax for calendar year 2016. The Company may incur a U.S. federal excise tax in future years.
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
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2013, 2014 or 2015. The Company identifies its major tax jurisdictions as U.S. Federal, Connecticut and New York, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.
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
Fair Value Option:
The Company adopted certain principles under FSAB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") as of February 19, 2014 and elected the fair value option for its secured borrowings, which had a cost basis of $18.9 million and $21.8 million in the aggregate as of September 30, 2016 and September 30, 2015, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable", "SBA debentures payable", "unsecured convertible notes payable", and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "insurance recoveries receivable," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to FSC CT," "interest payable," "accounts payable to syndication partners," "payables from unsettled transactions" and "legal settlements payable" approximate fair value due to their short maturities.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015,

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is not expected to have a material effect on the consolidated financial statements as it will result only in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there will be no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the year ended September 30, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

Note 3. Portfolio Investments
At September 30, 2016, 189.6% of net assets, or $2.2 billion, was invested in 129 portfolio investments, including the Company's investment in subordinated notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC ("SLF JV I") which had a fair value of $129.0 million and $13.7 million, respectively. At September 30, 2016, 11.4% of net assets, or $130.4 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2015, 177.6% of net assets, or $2.4 billion, was invested in 135 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $128.9 million and $12.2 million, respectively, and 10.6% of net assets, or $143.5 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2016, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.1% consisted of subordinated notes, including subordinated notes in SLF JV I. Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded net realized gains (losses) on investments and secured borrowings of $(125.3) million, $(28.5) million and $2.2 million, respectively. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $48.0 million, $71.0 million and $32.2 million, respectively.
The composition of the Company's investments as of September 30, 2016 and September 30, 2015 at cost and fair value was as follows:

	September 30, 2016		September 30, 2015
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,960,581	$1,845,808	$2,211,728	$2,123,246
Investments in equity securities	162,343	176,970	116,900	138,127
Debt investment in SLF JV I	144,841	129,004	129,879	128,917
Equity investment in SLF JV I	16,093	13,709	14,431	12,205
Total	$2,283,858	$2,165,491	$2,472,938	$2,402,495
The composition of the Company's debt investments as of September 30, 2016 and September 30, 2015 at fixed rates and floating rates was as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2016		September 30, 2015
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$376,207	19.05%	$507,027	22.51%
Floating rate debt securities, including subordinated notes of SLF JV I	1,598,605	80.95	1,745,136	77.49
Total	$1,974,812	100.00%	$2,252,163	100.00%
The following table presents the financial instruments carried at fair value as of September 30, 2016, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,689,535	$1,689,535
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	285,277	285,277
Investments in equity securities (preferred)	—	—	47,749	47,749
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	142,930	142,930
Total investments at fair value	—	—	2,165,491	2,165,491
Cash and cash equivalents	117,923	—	—	117,923
Total assets at fair value	$117,923	$—	$2,165,491	$2,283,414
Secured borrowings relating to senior secured debt investments	—	—	18,400	18,400
Total liabilities at fair value	$—	$—	$18,400	$18,400
The following table presents the financial instruments carried at fair value as of September 30, 2015, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Investments in debt securities (senior secured)	$—	$—	$1,893,135	$1,893,135
Investments in debt securities (subordinated, including subordinated notes of SLF JV I)	—	—	359,028	359,028
Investments in equity securities (preferred)	—	—	30,806	30,806
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	119,526	119,526
Total investments at fair value	—	—	2,402,495	2,402,495
Cash and cash equivalents	138,377	—	—	138,377
Total assets at fair value	$138,377	$—	$2,402,495	$2,540,872
Secured borrowings relating to senior secured debt investments	—	—	21,182	21,182
Total liabilities at fair value	$—	$—	$21,182	$21,182
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to September 30, 2016 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$119,526	$2,402,495	$21,182
New investments & net revolver activity	737,729	14,962	22,073	39,614	814,378	—
Redemptions/repayments	(822,881)	(59,025)	(761)	(12,340)	(895,007)	(2,858)
Net accrual of PIK interest income	6,254	3,449	2,249	—	11,952	—
Accretion of original issue discount	4,248	—	—	—	4,248	—
Net change in unearned income	554	78	—	—	632	—
Net unrealized appreciation (depreciation) on investments	(51,112)	9,946	(6,305)	(453)	(47,924)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	76
Realized loss on investments	(78,392)	(43,161)	(313)	(3,417)	(125,283)	—
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$142,930	$2,165,491	$18,400
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2016 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2016	$(111,957)	$(35,015)	$(1,492)	$829	$(147,635)	$76

The following table provides a roll-forward in the changes in fair value from September 30, 2014 to September 30, 2015 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments						Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	CLO Debt	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2014	$1,972,088	$343,855	$29,500	$26,469	$124,002	$2,495,914	$84,803
New investments & net revolver activity	1,289,158	120,942	—	3,491	22,028	1,435,619	—
Redemptions/repayments	(1,302,991)	(71,144)	(29,500)	(633)	(27,814)	(1,432,082)	(62,704)
Net accrual of PIK interest income	4,768	4,374	—	1,850	—	10,992	—
Accretion of original issue discount	(7,441)	—	—	—	113	(7,328)	—
Net change in unearned income	(942)	266	—	—	—	(676)	—
Net unrealized appreciation (depreciation) on investments	(32,233)	(39,265)	—	285	(461)	(71,674)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	—	(658)
Realized gain (loss) on investments	(29,272)	—	—	(656)	1,658	(28,270)	—
Realized loss on secured borrowings	—	—	—	—	—	—	(259)
Fair value as of September 30, 2015	$1,893,135	$359,028	$—	$30,806	$119,526	$2,402,495	$21,182
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2015 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2015	$(45,027)	$(24,443)	$—	$1,208	$10,840	$(57,422)	$(917)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,096,434	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(4.5)%	-	8.0%	1.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.9)%	-	5.4%	(0.1)%
	107,745	Market and income approach	Weighted average cost of capital		16.0%	-	35.0%	20.5%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.5%
			Revenue growth rate		(19.6)%	-	32.0%	(10.2)%
			EBITDA/Revenue multiple		0.7x	-	6.7x	5.6x
	206,141	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	279,215	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	142,691	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium (discount)	(a)	1.0%	-	4.0%	2.8%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium (discount)	(a)	(1.3)%	-	1.1%	0.1%
	13,582	Market and income approach	Weighted average cost of capital		19.0%	-	23.0%	20.0%
			Company specific risk premium	(a)	2.0%	-	15.0%	5.2%
			Revenue growth rate		(2.9)%	-	(2.9)%	(2.9)%
			Revenue multiple	(b)	1.4x	-	1.4x	1.4x
SLF JV I subordinated debt	129,004	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.2)%	-	(1.2)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.9%	-	1.9%	1.9%
SLF JV I equity	13,708	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	176,971	Market and income approach	Weighted average cost of capital		9.0%	-	35.0%	15.6%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.2%
			Revenue growth rate		0.9%	-	156.0%	32.5%
			EBITDA/Revenue multiple	(b)	0.7x	-	18.0x	7.7x
Total	$2,165,491
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$18,400	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.0%	-	1.0%	1.0%

Total	$18,400
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2015:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,544,898	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.6%
			Tranche specific risk premium (discount)	(a)	(3.5)%	-	8.5%	1.9%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium (discount)	(a)	(2.2)%	-	7.3%	(0.5)%
	55,521	Market and income approach	Weighted average cost of capital		20.0%	-	27.0%	23.7%
			Company specific risk premium	(a)	5.0%	-	15.0%	9.4%
			Revenue growth rate		(29.3)%	-	30.8%	(1.7)%
	292,716	Market quotations	Broker quoted price	(d)	N/A	-	N/A	N/A
Subordinated debt	222,445	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	0.7%	-	8.2%	3.7%
			Size premium	(a)	1.0%	-	2.0%	1.1%
			Industry premium (discount)	(a)	(2.2)%	-	0.6%	(0.4)%
	7,666	Market and income approach	Weighted average cost of capital		19.0%	-	19.0%	19.0%
			Company specific risk premium	(a)	5.0%	-	5.0%	5.0%
			Revenue growth rate		(12.7)%	-	(12.7)%	(12.7)%
			EBITDA multiple	(b)	11.7x	-	11.7x	11.7x
SLF JV I subordinated debt	128,917	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.0)%	-	(1.0)%	(1.0)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry discount	(a)	(1.9)%	-	(1.9)%	(1.9)%
SLF JV I equity	12,205	Net asset value	Net asset value		N/A	-	N/A	N/A
Preferred & common equity	138,127	Market and income approach	Weighted average cost of capital		6.0%	-	29.0%	14.1%
			Company specific risk premium	(a)	1.0%	-	15.0%	2.4%
			Revenue growth rate		1.8%	-	131.4%	26.1%
			EBITDA/Revenue multiple	(b)	1.4x	-	29.8x	7.9x
Total	$2,402,495
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$21,182	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk premium (discount)	(a)	(3.5)%	-	0.5%	(0.3)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.6%	-	0.6%	0.6%
Total	$21,182
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

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

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium (discount), size

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2016, and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$516,295	$516,295	$—	$—	$516,295
SBA debentures payable	213,300	198,536	—	—	198,536
Unsecured notes payable	410,586	422,307	—	165,444	256,863
Total	$1,140,181	$1,137,138	$—	$165,444	$971,694
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
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019, which are included in Level 3 of the hierarchy. Prior to maturity, the Company used the non-binding indicative quoted price as of the valuation date to estimate fair value of its Convertible Notes.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	September 30, 2016		September 30, 2015
Cost:
Senior secured debt	$1,789,532	78.36%	$1,942,019	78.54%
Subordinated debt	171,049	7.49	269,709	10.90
Subordinated notes of SLF JV I	144,841	6.34	129,879	5.25
LLC equity interests of SLF JV I	16,093	0.70	14,431	0.58
Purchased equity	82,516	3.61	89,976	3.64
Equity grants	54,702	2.40	4,385	0.18
Limited partnership interests	25,125	1.10	22,539	0.91
Total	$2,283,858	100.00%	$2,472,938	100.00%
Fair Value:
Senior secured debt	$1,689,535	78.02%	$1,893,135	78.80%
Subordinated debt	156,273	7.22	230,111	9.58
Subordinated notes of SLF JV I	129,004	5.96	128,917	5.37
LLC equity interests of SLF JV I	13,709	0.63	12,205	0.51
Purchased equity	114,047	5.27	106,130	4.42
Equity grants	40,241	1.86	9,855	0.41
Limited partnership interests	22,682	1.04	22,142	0.91
Total	$2,165,491	100.00%	$2,402,495	100.00%

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

	September 30, 2016		September 30, 2015
Cost:
Northeast U.S.	$660,616	28.92%	$777,847	31.45%
West U.S.	470,700	20.61	412,038	16.66
Southwest U.S.	416,060	18.22	480,743	19.44
Midwest U.S.	320,368	14.03	329,383	13.32
Southeast U.S.	308,770	13.52	357,108	14.44
International	107,344	4.70	115,819	4.69
Total	$2,283,858	100.00%	$2,472,938	100.00%

Fair Value:
Northeast U.S.	$607,240	28.03%	$738,237	30.73%
West U.S.	452,078	20.88	412,314	17.16
Southwest U.S.	406,307	18.76	461,930	19.23
Midwest U.S.	263,434	12.17	304,799	12.69
Southeast U.S.	323,481	14.94	366,636	15.26
International	112,951	5.22	118,579	4.93
Total	$2,165,491	100.00%	$2,402,495	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2016		September 30, 2015
Cost:
Healthcare services	$379,250	16.60%	$513,505	20.76%
Internet software & services	361,396	15.80	292,769	11.84
Multi-sector holdings	178,113	7.80	157,165	6.36
Advertising	170,517	7.47	144,633	5.85
Healthcare equipment	119,705	5.24	70,738	2.86
Environmental & facilities services	99,054	4.34	79,431	3.21
Diversified support services	85,150	3.73	84,961	3.44
Data processing & outsourced services	83,988	3.68	80,385	3.25
Airlines	71,067	3.11	89,578	3.62
Construction & engineering	66,337	2.90	39,969	1.62
Research & consulting services	63,137	2.76	49,525	2.00
Pharmaceuticals	59,521	2.61	61,695	2.49
Integrated telecommunication services	56,343	2.47	87,734	3.55
IT consulting & other services	51,868	2.27	51,547	2.08
Application software	48,581	2.13	49,403	2.00
Specialty stores	46,618	2.04	58,692	2.37
Industrial machinery	46,517	2.04	47,210	1.91
Oil & gas equipment services	45,646	2.00	63,561	2.57
Leisure facilities	33,981	1.49	33,084	1.34
Air freight and logistics	31,657	1.39	27,622	1.12
Consumer electronics	24,870	1.09	26,121	1.06
Home improvement retail	24,352	1.07	26,225	1.06
Education services	23,568	1.03	109,993	4.45
Auto parts & equipment	16,643	0.73	16,500	0.67
Apparel, accessories & luxury goods	15,694	0.69	23,844	0.96
Other diversified financial services	14,794	0.65	15,523	0.63
Security & alarm services	13,520	0.59	22,332	0.90
Food distributors	11,903	0.52	17,825	0.72
Restaurants	4,951	0.22	—	—
Specialized consumer services	9,014	0.39	16,459	0.67
Thrift & mortgage finance	7,946	0.35	9,684	0.39
Healthcare technology	7,904	0.35	7,886	0.32
Commercial printing	6,090	0.27	—	—
Food retail	4,169	0.18	10,855	0.44
Household products	—	—	36,405	1.47
Leisure products	—	—	34,443	1.39
Human resources & employment services	(6)	—	15,636	0.63
Total	$2,283,858	100.00%	$2,472,938	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2016		September 30, 2015
Fair Value:
Healthcare services	$360,937	16.64%	$511,427	21.29%
Internet software & services	326,665	15.09	276,415	11.51
Multi-sector holdings	159,549	7.37	153,659	6.39
Advertising	149,337	6.90	145,373	6.05
Healthcare equipment	120,827	5.58	70,690	2.94
Environmental & facilities services	100,852	4.66	79,450	3.31
Data processing & outsourced services	80,435	3.71	77,213	3.21
Airlines	77,046	3.56	92,211	3.84
Diversified support services	75,720	3.50	84,715	3.53
Research & consulting services	63,404	2.93	49,511	2.06
Construction & engineering	62,740	2.90	43,666	1.82
Pharmaceuticals	60,517	2.79	62,474	2.60
Integrated telecommunication services	53,092	2.45	87,353	3.64
Industrial machinery	51,581	2.38	51,681	2.15
IT consulting & other services	51,460	2.38	50,680	2.11
Application software	50,799	2.35	54,090	2.25
Specialty stores	45,233	2.09	57,847	2.41
Leisure products	34,981	1.62	45,180	1.88
Leisure facilities	34,486	1.59	34,506	1.44
Home improvement retail	26,141	1.21	27,005	1.12
Consumer electronics	25,180	1.16	26,050	1.08
Education services	19,745	0.91	98,014	4.08
Auto parts & equipment	18,688	0.86	18,507	0.77
Oil & gas equipment services	16,783	0.78	42,382	1.76
Other diversified financial services	14,777	0.68	15,893	0.66
Apparel, accessories & luxury goods	14,620	0.68	22,443	0.93
Security & alarm services	13,776	0.64	22,005	0.92
Food distributors	11,400	0.53	17,970	0.75
Specialized consumer services	9,082	0.42	16,525	0.69
Healthcare technology	7,420	0.34	7,800	0.32
Air freight and logistics	7,046	0.33	10,268	0.43
Commercial printing	6,127	0.28	—	—
Thrift & mortgage finance	5,846	0.27	9,604	0.40
Restaurants	4,985	0.23	—	—
Food retail	4,214	0.19	10,973	0.46
Household products	—	—	12,699	0.53
Human resources & employment services	—	—	16,216	0.67
Total	$2,165,491	100.00%	$2,402,495	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. As of September 30, 2016 and September 30, 2015, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, no individual investment produced investment income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with subordinated notes and LLC equity interests as transactions are completed. The subordinated notes mature on May 2, 2021. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of September 30, 2016 and September 30, 2015, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of each of the outstanding subordinated notes and LLC equity interests.
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
As of September 30, 2016 and September 30, 2015, SLF JV I had total assets of $338.5 million and $419.0 million, respectively. The Company's investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value as of September 30, 2016. As of September 30, 2015, the Company's investment in SLF JV I consisted of LLC equity interests of $12.2 million and subordinated notes of $128.9 million, at fair value. The subordinated notes are junior in right of payment to the repayment of temporary contributions made by the Company to fund investments of SLF JV I. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 34 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2016 and September 30, 2015, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of September 30, 2016, SLF JV I had total capital commitments of $200.0 million, $175.0 million of which was from the Company and the remaining $25.0 million from Kemper. Approximately $183.9 million and $164.9 million was funded as of September 30, 2016 and September 30, 2015, respectively, relating to these commitments, of which $160.9 million and $144.3 million, respectively, was from the Company. As of September 30, 2016 and September 30, 2015, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million and $27.6 million was unfunded, respectively. As of September 30, 2016 and September 30, 2015, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.4 million and $3.1 million was unfunded, respectively.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of September 30, 2016 and September 30, 2015. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum with no LIBOR floor as of September 30, 2016. Under the Deutsche Bank facility, $100.0 million and $188.6 million was outstanding as of September 30, 2016 and September 30, 2015, respectively.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"). Accordingly, SLF JV I’s total debt capacity was $400.0 million as of September 30, 2016. As of September 30, 2016 and September 30, 2015, there were $67.0 million and $53.0 million of borrowings outstanding under the Credit Suisse facility, respectively. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2016, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Senior secured loans (1)	$324,406	$395,193
Weighted average interest rate on senior secured loans (2)	7.84%	7.99%
Number of borrowers in SLF JV I	37	34
Largest exposure to a single borrower (1)	$19,775	$30,000
Total of five largest loan exposures to borrowers (1)	$93,926	$109,959
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,083	8,105	8,121
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,890	5,884	5,848
		301,913.06 Class B Preferred Units				302	331
		928.96 Class A Common Units				5,474	2,471
Total Ameritox, Ltd.					5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,825	9,689	9,806
Total Compuware Corporation					13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,160	18,869	18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC					18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,839

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,043	19,015	18,858
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,136	1,128	1,133
Total My Alarm Center, LLC					8,642	8,614	8,652
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,680	2,658	2,666
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,924	9,882	9,875
					$324,406	$327,720	$315,153
__________
(1) Represents the interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of September 30, 2016.
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
(5) This investment was on cash non-accrual status as of September 30, 2016.

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
(3) This investment was held by both the Company and SLF JV I as of September 30, 2015.
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
The amortized cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $129.0 million, respectively, as of September 30, 2016 and $129.9 million and $128.9 million, respectively, as of September 30, 2015. The subordinated notes bear interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $12.0 million and $6.9 million on its investments in these notes for the years ended September 30, 2016 and September 30, 2015, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.1 million and $13.7 million, respectively, as of September 30, 2016, and $14.4 million and $12.2 million, respectively, as of September 30, 2015. The Company earned dividend income of $5.8 million and $7.9 million for the years ended September 30, 2016 and September 30, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of September 30, 2016 and September 30, 2015 and for the years ended September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2016: $327,720; cost September 30, 2015: $392,978)	$315,153	$389,717
Receivables from secured financing arrangements at fair value (cost September 30, 2016: $10,014; cost September 30, 2015: $10,021)	9,672	9,723
Cash and cash equivalents	1,878	7,354
Restricted cash	7,080	6,126
Other assets	4,700	6,033
Total assets	$338,483	$418,953

Senior credit facilities payable	$167,012	$241,572
Payables from unsettled transactions	—	7,745
Subordinated notes payable at fair value (proceeds September 30, 2016: $165,533 and September 30, 2015: $148,433)	147,433	147,334
Other liabilities	8,371	8,361
Total liabilities	$322,816	$405,012
Members' equity	15,667	13,941
Total liabilities and members' equity	$338,483	$418,953

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Year ended September 30, 2016	Year ended September 30, 2015
Selected Statements of Operations Information:
Interest income	$30,156	$22,115
Other income	840	1,138
Total investment income	30,996	23,253
Interest expense	23,262	13,756
Other expenses	501	203
Total expenses (1)	23,763	13,959
Net unrealized appreciation (depreciation)	7,438	(2,251)
Net realized loss	(7,771)	(244)
Net income	$6,900	$6,799
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the subordinated notes issued to the Company and Kemper under ASC 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
During the year ended September 30, 2016, the Company sold $99.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $92.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.9 million realized loss on these transactions.
During the year ended September 30, 2015, the Company sold $310.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $256.1 million cash consideration, $48.9 million of subordinated notes and $5.4 million of LLC equity interests in SLF JV I. The Company recognized a $0.5 million realized loss on these transactions

Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10%.
After performing this analysis for the year ended September 30, 2016, the Company determined that SLF JV I is a significant subsidiary for the years ended September 30, 2016 and September 30, 2015 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, the related summary financial information is presented in the "Senior Loan Fund JV I LLC" heading above.
The Company also determined that Ameritox Holdings II, LLC was a significant subsidiary for the year ended September 30, 2016. Accordingly, the following tables show summary financial information for Ameritox Holdings II, LLC and its subsidiaries for the period from April 11, 2016 to September 30, 2016:

Statement of Financial Condition Items	September 30, 2016 (1)
Current assets	$20,226
Non-current assets	34,082
Total assets	54,308
Current liabilities	16,066
Non-current liabilities	54,329
Total liabilities	70,395
Members' deficit	$(16,087)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Statement of Operations Items	For the period April 11, 2016 to September 30, 2016 (1)
Total revenue	$42,637
Cost of sales	22,627
Gross margin	20,010
Operating expenses	26,061
Other expenses	13,931
Income from continuing operations	(19,982)
Net income	$(19,982)
(1) Ameritox Ltd. was restructured on April 11, 2016. On this date, the Company recognized this investment as a control investment as it held more than 25% of the voting securities. Ameritox has elected not to apply push-down accounting to adjust the carrying value of its assets and liabilities related to the restructuring in its financial statements.
The Company also determined that HFG Holdings, LLC was a significant subsidiary for the year ended September 30, 2014 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, the following tables show summary financial information for HFG Holdings, LLC and its subsidiaries for the year ended September 30, 2014:

Statement of Financial Condition Items	September 30, 2014
Cash	$6,715
Loans receivable	381,091
Other assets	19,382
Total assets	407,188
Total liabilities	307,652
Members' capital	$99,536

Statement of Operations Items	For the Year ended September 30, 2014
Revenues, net of interest expense and provision for loan losses	$22,058
Total expenses	18,908
Net income	$3,150

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of September 30, 2016 and September 30, 2015 was $1.3 million and $1.7 million, respectively.
As of September 30, 2016, the Company had structured $2.8 million in aggregate exit fees across three portfolio investments upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the year ended September 30, 2016, the Company recorded total fee income of $22.7 million, $6.2 million of which was recurring in nature. For the year ended September 30, 2015, the Company recorded total fee income of $22.3 million, $5.7 million of which was recurring in nature.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10 Earnings per Share, for the years ended September 30, 2016, September 30, 2015 and September 30, 2014:

(Share amounts in thousands)	Year ended September 30, 2016 (1)	Year ended September 30, 2015 (1)	Year ended September 30, 2014
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$(66,556)	$15,395	$112,532
Weighted average common shares outstanding — basic	147,422	153,164	141,992
Earnings (loss) per common share — basic	$(0.45)	$0.10	$0.79
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(66,556)	$15,395	$112,532
Adjustments for interest on convertible notes, base management fees and incentive fees	—	5,458	5,451
Net increase (decrease) in net assets resulting from operations, as adjusted	$(66,556)	$20,853	$117,983
Weighted average common shares outstanding — basic	147,422	153,164	141,992
Adjustments for dilutive effect of convertible notes	3,917	7,791	7,791
Weighted average common shares outstanding — diluted	151,339	160,955	149,783
Earnings (loss) per common share — diluted	$(0.45)	$0.10	$0.79
__________
(1) Items relating to the Convertible Notes outstanding that were anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the years ended September 30, 2016 and 2015, anti-dilution would total approximately $0.01 and $0.03, respectively. There was no anti-dilution for the year ended September 30, 2014.

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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP. If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and will be reflected as such on the Form 1099-DIV for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. During the year ended September 30, 2016, distributions of $7.2 million were deemed a return of capital for tax purposes.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2016 and September 30, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	(1)	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	(1)	0.4 million
Total for the year ended September 30, 2016			$0.72	$ 100.3 million	1,143,340		$ 6.4 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
July 2, 2014	October 15, 2014	October 31, 2014	$0.0917	$ 13.3 million	82,390	(1)	$ 0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	$ 13.4 million	79,849	(1)	$ 0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.5 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
Total for the year ended September 30, 2015			$0.79	$ 114.7 million	815,349		$ 6.0 million
 __________
(1) Shares were purchased on the open market and distributed. Totals may not sum due to rounding.
Common Stock Offering
There were no common stock offerings during the years ended September 30, 2016 and September 30, 2015.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. The Company expects to finance any stock repurchases with existing cash balances or by incurring leverage. During the year ended September 30, 2016, the Company repurchased 7,004,139 shares of its common stock for $37.6 million, including commissions.
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

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
As of September 30, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, FSFC Holdings, Inc. ("Holdings"), and its indirect wholly-owned subsidiary, Fifth Street Fund of Funds LLC ("Fund of Funds"), subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding II (as defined below) as set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and the Company. Fund of Funds and Holdings were formed to hold certain of the Company's portfolio companies for tax purposes and have no other operations.

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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affecting the Company's liquidity, financial condition and results of operations. As of September 30, 2016, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of September 30, 2016, the Company had $472.5 million of borrowings outstanding under the ING facility, which had a fair value of $472.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.781% and 2.557% for the years ended September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded interest expense of $15.1 million, $13.4 million and $13.0 million, respectively, related to the ING facility.

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
As of September 30, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, the Company entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of September 30, 2016, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all. As of September 30, 2016, the Company had $43.8 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $43.8 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.432% and 2.433% for the years ended September 30, 2016 and September 30, 2015, respectively. For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded interest expense of $1.9 million, $1.9 million and $2.0 million, respectively, related to the Sumitomo facility.

SBIC Subsidiaries
On February 3, 2010, the Company's consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), received a license, effective February 1, 2010, from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, the Company's consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P. ("FSMP V," and together with FSMP IV, the "SBIC Subsidiaries"), received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a fair value of $131.0 million. As of September 30, 2015, FSMP IV had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $137.4 million. During the year ended September 30, 2016, the Company repaid $11.7 million of the SBA-guaranteed debentures outstanding. As of September 30, 2016, these debentures bore interest at a weighted average interest rate of 3.625% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2016 and 2015, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a fair value of $67.5 million and $65.0 million, respectively. As of September 30, 2015, these debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of September 30, 2016, the $213.3 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.348% (excluding the SBA annual charge).
For the years ended September 30, 2016, 2015 and 2014, the Company recorded aggregate interest expense of $9.5 million, $9.3 million and $8.6 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it, as of September 30, 2016, to borrow up to $213.3 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of September 30, 2016, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.
Scheduled principal payments for debt obligations at September 30, 2016 are as follows:

	Payments due during fiscal years ended September 30,
Debt Obligations	Total	2017	2018	2019	2020	2021 and Thereafter
SBA debentures	$213,300	$—	$—	$—	$73,000	$140,300
ING facility	472,495	—	472,495	—	—	—
Sumitomo facility	43,800	—	—	—	—	43,800
Secured borrowings	18,929	—	18,929	—	—	—
2019 Notes	250,000	—	—	250,000	—	—
2024 Notes	75,000	—	—	—	—	75,000
2028 Notes	86,250	—	—	—	—	86,250
Total	$1,159,774	$—	$491,424	$250,000	$73,000	$345,350

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.
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

Accumulated PIK interest activity for the years ended September 30, 2016, September 30, 2015 and September 30, 2014 was as follows:

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
PIK balance at beginning of period	$50,678	$39,686	$23,934
Gross PIK interest accrued	20,795	21,812	24,323
PIK income reserves (1)	(6,767)	(8,423)	(181)
PIK interest received in cash	(2,076)	(2,397)	(7,969)
Loan exits and other PIK adjustments	—	—	(421)
PIK balance at end of period	$62,630	$50,678	$39,686
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of September 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2014, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2016, September 30, 2015 and September 30, 2014 were as follows:

	September 30, 2016				September 30, 2015				September 30, 2014
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,890,606	89.80%	$1,854,228	93.89%	$2,226,334	95.08%	$2,206,418	97.97%	$2,345,637	99.25%	$2,339,087	99.73%
PIK non-accrual (1)	40,187	1.91	31,548	1.60	66,579	2.84	28,145	1.25	—	—	—	—
Cash non-accrual (1)	174,629	8.29	89,036	4.51	48,694	2.08	17,600	0.78	17,752	0.75	6,356	0.27
Total	$2,105,422	100.00%	$1,974,812	100.00%	$2,341,607	100.00%	$2,252,163	100.00%	$2,363,389	100.00%	$2,345,443	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of September 30, 2016, September 30, 2015 and September 30, 2014 was as follows:

	September 30, 2016	September 30, 2015	September 30, 2014
Miche Bag, LLC (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	PIK non-accrual (1)	—
CCCG, LLC (4)	—	Cash non-accrual (1)	—
JTC Education, Inc. (3)	—	Cash non-accrual (1)	—
Answers Corporation	Cash non-accrual (1)	PIK non-accrual (1)	—
Dominion Diagnostics, LLC	Cash non-accrual (1)	—	—
Express Group Holdings LLC	Cash non-accrual (1)	—	—
AdVenture Interactive, Corp.	Cash non-accrual (1)	—	—
ERS Acquisition Corp.	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)
In October 2014, the Company restructured its investment in Miche Bag, LLC. As part of the restructuring, the Company received debt and equity securities in the restructured entity, Miche Group, LLC, which we no longer hold at September 30, 2016.

(3)	The Company no longer held this investment at September 30, 2016.

(4)
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

Income non-accrual amounts for the years ended September 30, 2016, September 30, 2015 and September 30, 2014 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Cash interest income	$13,737	$5,179	$786
PIK interest income	7,225	8,423	181
OID income	27,886	4,627	250
Total	$48,848	$18,229	$1,217

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; (5) income or loss recognition on exited investments; and (6) related to investments in controlled foreign corporations.
At September 30, 2016, the Company had net capital loss carryforwards of $268.0 million to offset net capital gains, to the extent provided by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $256.2 million will not expire, of which $55.3 million are available to offset future short-term capital gains and $200.9 million are available to offset future long-term capital gains.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the year ended September 30, 2016.

Year ended September 30, 2016
Net decrease in net assets resulting from operations	$(66,556)
Net unrealized depreciation on investments and secured borrowings	48,000
Book/tax difference due to loan fees	(377)
Book/tax difference due to exit fees	60
Book/tax difference due to organizational and deferred offering costs	(87)
Book/tax difference due to interest income on certain loans	1,458
Book/tax difference due to capital losses not recognized	125,283
Other book-tax differences	(8,362)
Taxable/Distributable Income(1)	$99,419
__________
(1) The Company's taxable income for the year ended September 30, 2016 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2016. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2016, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital losses	(268,025)
Unrealized losses, net	(48,000)
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and does not expect to incur a U.S. federal excise tax for calendar year 2016.

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
During the year ended September 30, 2016, the Company recorded investment realization events, including the following:

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

•	In July 2016, the Company received a cash payment of $1.6 million from Cardon Healthcare Network, LLC in connection with the sale of our equity investment, realizing a gain of $1.4 million;

•
In July 2016, the Company received a cash payment of $18.0 million from Five9, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, the Company received a cash payment of $3.2 million from First Star Aviation, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, the Company received a cash payment of $29.1 million from Penn Foster, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In August 2016, the Company received a cash payment of $15.0 million from xMatters, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•	In August 2016, the Company received a cash payment of $3.0 million from QuorumLabs, Inc. under the loan agreement, and recorded a realized loss of $4.2 million on this transaction;

•
In September 2016, the Company received a cash payment of $7.8 million from Mansell Group, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2016, the Company exited our investment in Phoenix Brands Merger Sub LLC and recorded a receivable of $2.7 million under the loan agreement, and recorded a realized loss of $28.7 million on this transaction;

•
In September 2016, the Company received a cash payment of $10.5 million from Rocket Software, Inc. in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par and no realized gain or loss was recorded on this transaction;

•
In September 2016, the Company received a cash payment of $19.2 million from OnCourse Learning Corporation in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2016, the Company received a cash payment of $26.0 million from Language Line, LLC in full satisfaction of all obligations under the loan agreement. The debt investment was exited at par (plus additional fees) and no realized gain or loss was recorded on this transaction;

•
In September 2016, the Company exited its investment in JTC Education, Inc. In addition to its investment, the Company held restricted cash that was posted as collateral for letters of credit related to the investment. The Company returned this collateral to the creditors. As a result, the Company recorded a realized loss of $22.3 million on this transaction; and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
During the year ended September 30, 2016, the Company received payments of $241.9 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $4.1 million on these transactions.

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

•
During the year ended September 30, 2015, the Company received payments of $749.8 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded an aggregate net realized loss of $0.8 million on these transactions.

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
During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, the Company recorded net unrealized depreciation on investments and secured borrowings of $48.0 million, $71.0 million and $32.2 million, respectively. For the year ended September 30, 2016, the Company's net unrealized depreciation consisted of $147.0 million of net unrealized depreciation on debt investments, $0.6 million of net unrealized depreciation on equity investments and $0.1 million of net unrealized appreciation on secured borrowings, offset by $99.7 million of net reclassifications to realized losses (resulting in unrealized appreciation).
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

Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 11. Related Party Transactions
The Company has entered into an investment advisory agreement, subject to annual renewal, with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components — a base management fee and an incentive fee.
Base Management Fee
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2.0% of the Company's gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
On January 20, 2016, the Company announced that the Investment Adviser agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) was reduced from 2.0% to 1.75%. The other commercial terms of the Company’s existing investment advisory arrangement with the Investment Adviser remained unchanged.
On July 14, 2015, the Company announced that its investment adviser voluntarily agreed to a revised base management fee arrangement (the "Revised Management Fee") for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017 (the "Waiver Period").
The Revised Management Fee is intended to provide for a reduction in the base management fee payable by the Company to the Investment Adviser during the Waiver Period.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that the Investment Adviser will agree to additional waivers of management or incentive fees in any future period. The Revised Management Fee will be calculated quarterly and will be equal to the Company’s gross assets, including assets acquired with borrowed funds, but excluding any cash and cash equivalents, multiplied by 0.25 multiplied by the sum of (x) and (y), expressed as a percentage, where (x) is equal to 1.75% multiplied by the Baseline NAV Percentage, and (y) is equal to 1% multiplied by the Incremental NAV Percentage. The "Baseline NAV Percentage" is the percentage derived by dividing the Company’s net asset value as of March 31, 2015 (i.e., $1,407,774,000) (the "Baseline NAV"), by the net asset value of the Company at the beginning of the fiscal

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

quarter for which the fee is being calculated (the "New NAV"). The "Incremental NAV Percentage" is the percentage derived by dividing the New NAV in excess of the Baseline NAV by the New NAV.
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
The Revised Management Fee will not apply to any assets the Company acquires through the issuance of shares of its common stock in non-ordinary course transactions, such as mergers or other types of business combination transactions, or the proceeds therefrom (“Excluded Assets”), and Excluded Assets will not be taken into account in calculating the New NAV, the Baseline NAV Percentage and/or the Incremental NAV Percentage. As a result, as the Company raises additional equity capital and its net asset value increases, including through net unrealized/realized appreciation on its investments, the overall blended rate of the base management fee is expected to decrease during the Waiver Period.
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, base management fees (net of waivers) were $41.1 million, $51.1 million and $51.0 million, respectively.
For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.3 million, $0.5 million and $0.7 million, respectively.
Incentive Fee
The incentive fee has two parts. The first part ("Part I incentive fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter (8% annualized), subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

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

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.

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
For the years ended September 30, 2016, September 30, 2015 and September 30, 2014, incentive fees were $22.1 million, $28.6 million and $35.5 million, respectively.
At September 30, 2016 and September 30, 2015, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $16.0 million and $16.5 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.
Indemnification
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser. In this regard, FSAM may seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with active lawsuits. There is no estimated range of potential claims at this time, and, to date, no amounts have been recorded in the consolidated financial statements.
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
For the year ended September 30, 2016, the Company accrued administrative expenses of $4.0 million, including $2.1 million of general and administrative expenses, which are due to FSC CT. At September 30, 2016, $2.2 million was included in "Due to FSC CT" in the Consolidated Statement of Assets and Liabilities. For the year ended September 30, 2015, the Company accrued administrative expenses of $6.9 million, including $3.8 million of general and administrative expenses, which were due to FSC CT. For the year ended September 30, 2014, the Company accrued administrative expenses of $5.7 million, including $2.9 million of general and administrative expenses, which were due to FSC CT.
As of September 30, 2016, FSAM held 8,399,520 shares of FSC common stock, which represents approximately 5.9% of FSC common stock outstanding.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013	Year ended September 30, 2012
Net asset value at beginning of period	$9.00	$9.64	$9.85	$9.92	$10.07
Net investment income (4)	0.72	0.75	1.00	1.04	1.11
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.33)	(0.46)	(0.23)	0.12	0.70
Net realized gain (loss) on investments, interest rate swap and secured borrowings (4)	(0.84)	(0.19)	0.02	(0.24)	(0.81)
Distributions to stockholders (4)	(0.67)	(0.79)	(0.94)	(0.90)	(1.04)
Tax return of capital (4)	(0.05)	—	(0.06)	(0.25)	(0.14)
Net issuance/repurchases of common stock (4)	0.14	0.05	—	0.16	0.03
Net asset value at end of period	$7.97	$9.00	$9.64	$9.85	$9.92
Per share market value at beginning of period	$6.17	$9.18	$10.29	$10.98	$9.32
Per share market value at end of period	$5.81	$6.17	$9.18	$10.29	$10.98
Total return (1)	7.02%	(27.18)%	(0.97)%	4.89%	32.59%
Common shares outstanding at beginning of period	150,263	153,340	139,041	91,048	72,376
Common shares outstanding at end of period	143,259	150,263	153,340	139,041	91,048
Net assets at beginning of period	$1,353,094	$1,478,475	$1,368,872	$903,570	$728,627
Net assets at end of period	$1,142,288	$1,353,094	$1,478,475	$1,368,872	$903,570
Average net assets (2)	$1,229,639	$1,413,357	$1,393,635	$1,095,225	$790,921
Ratio of net investment income to average net assets	8.68%	8.13%	10.23%	10.50%	11.13%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery)	13.09%	10.69%	10.91%	9.95%	9.95%
Effect of base management fee waiver	(0.03)%	(0.04)%	(0.05)%	(0.21)%	—%
Effect of insurance recoveries	(1.58)%	—	—	—	—
Ratio of net expenses to average net assets	11.48%	10.65%	10.86%	9.74%	9.95%
Ratio of portfolio turnover to average investments at fair value	23.39%	23.02%	25.50%	38.22%	29.74%
Weighted average outstanding debt (3)	$1,190,105	$1,228,413	$1,110,021	$597,596	$421,366
Average debt per share (4)	$8.07	$8.02	$7.82	$5.42	$5.30
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
The Convertible Notes matured on April 1, 2016 and the Company repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under the ING facility.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Convertible Notes bore interest that was payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes were the Company's unsecured obligations and ranked senior in right of payment to the Company's indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.
On or after January 1, 2016 until the close of business on March 31, 2016, holders could have converted their Convertible Notes at any time. Upon conversion, the Company would have been obligated to deliver shares of its common stock based on a conversion rate that was subject to periodic adjustment.
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
For the year ended September 30, 2016, the Company recorded interest expense of $3.4 million related to the Convertible Notes. For each of the years ended September 30, 2015 and September 30, 2014, the Company recorded interest expense of $6.8 million related to the Convertible Notes.

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
Interest on the 2019 Notes is paid semi-annually on March 1 and September 1 at a rate of 4.875% per annum. The 2019 Notes mature on March 1, 2019 and may be redeemed in whole or in part at any time or from time to time at the Company's option prior to maturity.
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the years ended September 30, 2016, 2015 and 2014, the Company did not repurchase any of the 2019 Notes in the open market.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the years ended September 30, 2016, 2015 and 2014, the Company recorded interest expense of $13.3 million, $13.4 million and $7.8 million, respectively, related to the 2019 Notes.
As of September 30, 2016, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $256.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2016, 2015 and 2014, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the years ended September 30, 2016, 2015 and 2014, the Company recorded interest expense of $4.6 million related to the 2024 Notes.
As of September 30, 2016, there were $75.0 million of 2024 Notes outstanding, which had a fair value of $76.7 million.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2016, 2015 and 2014 the Company did not repurchase any of the 2028 Notes in the open market.
For each of the years ended September 30, 2016, 2015 and 2014, the Company recorded interest expense of $5.5 million related to the 2028 Notes.
As of September 30, 2016, there were $86.3 million of 2028 Notes outstanding, which had a fair value of $88.7 million.

Note 15. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of September 30, 2016, secured borrowings at fair value totaled $18.4 million and the fair value of the investment that is associated with these secured borrowings was $52.1 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the years ended September 30, 2016, September 30, 2015 and September 30, 2014, there were $2.9 million, $62.8 million and $(78.3) million of net repayments (proceeds) on secured borrowings, respectively.
During the year ended September 30, 2016, the Company completed a $7.0 million partial loan sale of a senior secured debt investment that did meet the definition of a participating interest and satisfied the conditions for sale accounting. As a result, the Company no longer held this investment as of September 30, 2016. The Company recorded a realized loss of $0.2 million in connection with this partial loan sale during the year ended September 30, 2016.
For the years ended September 30, 2016 and September 30, 2015, the Company recorded interest expense of 1.5 million and $1.7 million, respectively, related to the secured borrowings.
As of September 30, 2016, there were $18.9 million of secured borrowings outstanding, which had a fair value of $18.4 million.

Note 16. Commitments and Contingencies
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017.

FSC Shareholder Derivative Actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of the Company in Connecticut federal court and in Connecticut and Delaware state court, naming its executive officers and directors and FSAM as

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

defendants and the Company as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against us described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and Delaware state cases have been stayed by consent of the parties while the Connecticut federal court considers the proposed settlement.

The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provides for Fifth Street Management’s waiver of fees charged to the Company in the amount of $1,000,000 for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also calls for the Company to adopt certain governance and oversight enhancements. The Company and the defendants further agreed that the Company would not oppose plaintiffs’ request for an award of $5,100,000 in attorneys’ fees and expenses, which will be paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to the Company's stockholders and scheduling a fairness hearing on the proposed settlement for December 13, 2016.

FSC Delaware Class-Action Lawsuit
On January 29, 2016, James Craig filed a putative stockholder class-action lawsuit in the Court of Chancery of the State of Delaware against the Company's officers and directors, Fifth Street Management, FSAM, the Company and Fifth Street Holdings L.P. The complaint alleged that the defendants breached their fiduciary duties to our stockholders by, among other things, issuing an incomplete or inaccurate preliminary proxy statement that purportedly attempted to mislead our stockholders into voting against proposals to be presented by another shareholder in a proxy contest in connection with the Company's 2016 annual meeting. The complaint sought, among other things, an injunction preventing the Company and its Board of Directors from soliciting proxies for the 2016 annual meeting until additional disclosures were issued. The plaintiff moved for expedited proceedings and for a preliminary injunction.
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. The Company also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff. On February 16, 2016, plaintiff withdrew his motions for a preliminary injunction and expedited proceedings. Plaintiff later informed the court that his case had become moot upon the withdrawal of the competing proxy proposal, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $350,000, which will be paid from insurance coverage.

A provision for losses of $19.5 related to the lawsuits has been recorded, offset by the accrual of expected insurance recoveries of $19.4 million in the accompanying consolidated financial statements as of September 30, 2016. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. FSAM may seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with these lawsuits. There is no estimated range of potential claims at this time, and, to date, no amounts have been recorded in the consolidated financial statements.

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the securities class actions and derivative actions discussed above. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

In connection with the matters described above, the Company incurred professional fees of $9.9 million for the year ended September 30, 2016, and received insurance reimbursements of $0.1 million during the year ended September 30, 2016. In the future, certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and the Company may seek reimbursement from the appropriate carriers. The Company cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.

Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. At September 30, 2016, the Company's only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of its portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. As of September 30, 2015, the Company's only off-balance sheet arrangements consisted of $305.3 million of unfunded commitments, which was comprised of $260.2 million to provide debt financing to certain of its portfolio companies, $30.7 million to provide debt and equity financing to SLF JV I and $14.4 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. The Company believes that its assets will provide adequate cover to satisfy all of its unfunded commitments as of September 30, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2016 and September 30, 2015 is shown in the table below:

	September 30, 2016	September 30, 2015
Legalzoom.com, Inc.	$15,427	$8,815
Ministry Brands, LLC	15,000	—
Senior Loan Fund JV 1, LLC	14,065	30,690
Lift Brands Holdings, Inc.	13,000	17,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
RP Crown Parent, LLC	9,414	9,868
Edge Fitness, LLC	8,353	3,735
InMotion Entertainment Group, LLC	6,856	6,308
Refac Optical Group	6,400	6,400
BeyondTrust Software, Inc.	5,995	5,995
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	13,700
Integrated Petroleum Technologies, Inc.	5,397	5,397
Thing5, LLC	5,000	6,000
EOS Fitness Opco Holdings, LLC	5,000	5,000
Trialcard Incorporated	4,900	4,900
Adventure Interactive, Corp.	4,846	4,846
Baart Programs, Inc.	4,762	—
Discovery Practice Management, Inc.	3,958	6,347
OBHG Management Services, LLC	3,836	—
Metamorph US 3, LLC	3,675	3,675
First American Payment Systems, LP	3,000	4,225
WeddingWire, Inc.	3,000	3,000
My Alarm Center, LLC	2,940	2,068
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	1,820
Traffic Solutions Holdings, Inc.	2,682	—
Edmentum, Inc.	2,664	2,664
HealthDrive Corporation	2,534	734
OmniSYS Acquisition Corporation	2,500	2,500

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Ping Identity Corporation	2,500	—
Teaching Strategies, LLC	2,400	2,400
4 Over International, LLC	2,232	—
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,054	—
ExamSoft Worldwide, Inc.	2,000	2,000
Accruent, LLC	1,900	—
Garretson Firm Resolution Group, Inc.	1,066	993
Webster Capital III, L.P. (limited partnership interest)	1,013	1,149
Tailwind Capital Partners II, L.P. (limited partnership interest)	1,005	1,396
Cenegenics, LLC	1,001	316
Riverside Fund V, LP (limited partnership interest)	853	1,047
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	813	1,198
RCP Direct II, LP (limited partnership interest)	654	754
SPC Partners V, L.P. (limited partnership interest)	602	1,428
Riverside Fund IV, LP (limited partnership interest)	544	357
Sterling Capital Partners IV, L.P. (limited partnership interest)	485	762
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	476	924
TransTrade Operators, Inc.	424	1,559
L Squared Capital Partners (limited partnership interest)	308	438
Milestone Partners IV, LP (limited partnership interest)	261	429
RCP Direct, LP (limited partnership interest)	236	188
ACON Equity Partners III, LP (limited partnership interest)	204	318
Bunker Hill Capital II (QP), LP (limited partnership interest)	190	398
Riverlake Equity Partners II, LP (limited partnership interest)	177	358
Yeti Acquisition, LLC	—	40,000
BMC Software Finance, Inc.	—	15,000
First Choice ER, LLC	—	9,451
Ameritox, Ltd	—	6,400
OnCourse Learning Corporation	—	5,000
Penn Foster, Inc.	—	5,000
Integral Development Corporation	—	5,000
All Metro Health Care Services, Inc.	—	3,300
World 50, Inc.	—	3,000
QuorumLabs, Inc.	—	2,500
Idera, Inc.	—	2,400
Chicago Growth Partners L.P. (limited partnership interest)	—	2,000
Phoenix Brands Merger Sub LLC	—	1,286
Ansira Partners, Inc.	—	1,190
Psilos Group Partners IV, LP (limited partnership interest)	—	1,000
Total	$215,651	$305,326

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Fifth Street Finance Corp. for the years ended September 30, 2016, September 30, 2015 and September 30, 2014 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 (revised)	March 31, 2015 (revised)	December 31, 2014 (revised)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$59,160	$64,026	$59,563	$65,122	$63,770	$69,900	$66,467	$65,338	$76,217	$74,274	$72,132	$71,331
Net investment income	25,695	29,106	25,343	26,582	28,159	32,251	28,123	26,407	37,458	34,665	34,233	36,218
Realized and unrealized gain (loss)	(29,128)	(34,324)	(20,363)	(89,468)	(30,548)	(11,740)	(2,380)	(54,877)	(9,019)	(14,378)	(4,133)	(2,512)
Net increase (decrease) in net assets resulting from operations	(3,433)	(5,218)	4,980	(62,886)	(2,389)	20,511	25,743	(28,470)	28,439	20,287	30,100	33,706
Net assets	1,142,288	1,184,376	1,225,974	1,263,113	1,353,094	1,403,213	1,410,302	1,407,822	1,478,475	1,351,321	1,365,297	1,369,968
Total investment income per common share	$0.41	$0.44	$0.40	$0.43	$0.42	$0.46	$0.43	$0.43	$0.51	$0.53	$0.52	$0.51
Net investment income per common share	0.18	0.20	0.17	0.18	0.18	0.21	0.18	0.17	0.25	0.25	0.25	0.26
Earnings (losses) per common share	(0.02)	(0.04)	0.03	(0.42)	(0.02)	0.13	0.17	(0.19)	0.19	0.15	0.22	0.24
Net asset value per common share at period end	7.97	8.15	8.33	8.41	9.00	9.15	9.20	9.18	9.64	9.71	9.81	9.85

During the three months ended September 30, 2015, the Company identified errors in the recognition of fee income from fiscal years ended 2012 through 2015, as well as the consolidation of First Star holding companies in 2015.  See Note 2 "Out of Period Adjustment" for information regarding the effect of this error.
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
Note 18. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2016 except as discussed below:
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. Common stock repurchases under the program are to be made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deems appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2016

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2016
Control Investments
Traffic Solutions Holdings, Inc.
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	$2,370	$—	$37,244	$(916)	$36,328
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	1,458	16,878	341	(17,219)	—
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	145	—	2,891	(91)	2,800
LC Facility, 8.5% cash due 12/31/2016	241	1,444	2,188	(114)	3,518
746,114 Series A Preferred Units	2,249	19,414	4,871	(4,191)	20,094
746,114 Common Stock Units	—	5,930	—	(5,930)	—
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017	836	8,713	1,137	(2,804)	7,046
First Lien Revolver, 8% cash due 12/31/2017	415	1,555	6,035	(7,590)	—
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,252	5,313	54	(5,367)	—
10,104,401 Common Units	—	9,500	1,510	(8,597)	2,413
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	1,655	47,824	15,611	(9,221)	54,214
2,058,411.64 Common Units	—	1,965	2,506	(1,632)	2,839
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	1,993	24,836	869	(13,854)	11,851
4,293,756 Common Units	—	2,773	4,558	(1,602)	5,729
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 4/30/2017	1,097	13,066	1,226	(417)	13,875
First Lien Term Loan B, 8.1% PIK due 4/30/2017	306	3,574	341	(28)	3,887
First Lien Revolver, 8% cash due 4/30/2017	204	2,847	51	(985)	1,913
4,100,000 Class A Common Units	—	5,464	2,561	(604)	7,421
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	11,959	128,917	14,963	(14,876)	129,004
87.5% equity interest	5,775	12,205	7,424	(5,921)	13,708
Miche Group, LLC
First Lien Revolver, 8% cash due 12/18/2016	67	2,500	—	(2,500)	—
100 units in FSFC Miche, Inc.	—	4,175	500	(4,675)	—
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	473	—	12,073	(10,880)	1,193
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019	65	—	8,914	(2,824)	6,090
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	67	—	3,000	—	3,000
14,033,391 Series B Preferred Units	—	—	3,982	(3,982)	—
280,668 Series A Preferred Units	—	—	1,593	(1,593)	—
1,456,344 Common Units	—	—	—	—	—
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	1,372	—	31,336	(297)	31,039
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC	—	—	15,437	—	15,437

1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC	—	—	1,755	—	1,755
4,930.03 Common Units in Ameritox Holdings II, LLC	—	—	29,049	(15,936)	13,113
Total Control Investments	$33,999	$318,893	$214,020	$(144,646)	$388,267
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$1,175	$9,389	$395	$(235)	$9,549
1,080,399 shares of Series A Preferred Stock	—	4,213	40	(174)	4,079
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017	4,077	26,240	935	(2,907)	24,268
4,668,788 shares of Preferred Stock	—	764	1,715	(606)	1,873
Total Affiliate Investments	$5,252	$40,606	$3,085	$(3,922)	$39,769
Total Control & Affiliate Investments	$39,251	$359,499	$217,105	$(148,568)	$428,036

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2015

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2014	Gross Additions (3)	Gross Reductions(4)	Fair Value at September 30, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$2,555	$14,905	$2,164	$(191)	$16,878
LC Facility, 8.5% cash due 12/31/2016	54	—	1,458	(14)	1,444
746,114 Series A Preferred Units	1,850	17,564	1,850	—	19,414
746,114 Common Stock Units	—	6,113	2,012	(2,195)	5,930
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	671	11,109	698	(3,094)	8,713
First Lien Revolver, 8% cash due 5/31/2016	123	—	3,610	(2,055)	1,555
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	2,000	(2,000)	—
5,200,000 Preferred Units in TransTrade Holding LLC	—	—	—	—	—
HFG Holdings, LLC
First Lien Term Loan, 6% cash 4% PIK due 6/10/2019	7,476	96,935	2,939	(99,874)	—
875,933 Class A Units	—	31,786	1,578	(33,364)	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	1,816	16,556	915	(12,158)	5,313
10,104,401 Common Units	—	10,328	1,532	(2,360)	9,500
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2015	1,655	61,155	2,345	(15,676)	47,824
2,058,411.64 Common Units	—	3,572	2,480	(4,087)	1,965
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	2,244	35,606	1,408	(12,178)	24,836
4,256,042 Common Units	—	5,839	313	(3,379)	2,773
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	1,018	11,924	1,190	(48)	13,066
First Lien Term Loan B, 8.1% PIK due 8/1/2016	282	3,262	327	(15)	3,574
First Lien Revolver, 8% cash due 8/1/2016	238	2,847	9	(9)	2,847
4,100,000 Class A Common Units	—	5,738	725	(999)	5,464
Senior Loan Fund JV I, LLC
Subordinated Note, LIBOR+8% cash due 5/2/2021	6,920	53,984	76,080	(1,147)	128,917
87.5% equity interest (5)	7,919	5,649	10,967	(4,411)	12,205
Miche Group, LLC					—
First Lien Revolver, L+8% cash due 12/18/2016	164	—	2,500	—	2,500
100 units in FSFC Miche, Inc.	—	—	5,905	(1,730)	4,175
Total Control Investments	$34,985	$394,872	$125,005	$(200,984)	$318,893
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	1,123	9,062	445	(118)	9,389
1,080,399 shares of Series A Preferred Stock	—	3,805	654	(246)	4,213
AmBath/ReBath Holdings, Inc.
First Lien Term Loan A, LIBOR+7% (3% floor) cash due 4/30/2016	57	1,222	17	(1,239)	—
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	4,070	26,032	1,018	(810)	26,240
4,668,788 shares of Preferred Stock	—	643	582	(461)	764
Total Affiliate Investments	$5,250	$40,764	$2,716	$(2,874)	$40,606
Total Control & Affiliate Investments	$40,235	$435,636	$127,721	$(203,858)	$359,499

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data.
These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. This material weakness did not result in a material misstatement of the consolidated annual or interim financial statements in the yea

r ended September 30, 2016. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have taken and will take a number of actions to remediate this material weakness including, but not limited to, formalizing policies and procedures in all significant areas and communicating them throughout the organization, adding senior experienced accounting and financial reporting personnel, outsourcing certain accounting and operation activities and reallocating existing internal resources as necessary. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2017. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

(d) Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	179

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

3.2
Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.3
Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).

3.4
Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).

3.5
Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

3.6	Third Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on September 2, 2016).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

4.2
Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).

4.3
Form of First Supplemental Indenture relating to the 5.875% Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 5.875% Notes due 2024) (Incorporated by reference to Exhibit (d)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on October 18, 2012).

4.4
Form of Second Supplemental Indenture relating to the 6.125% Notes due 2028, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 6.125% Notes due 2028) (Incorporated by reference to Exhibit (d)(7) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).

4.5
Form of Third Supplemental Indenture relating to the 4.875% Notes due 2019, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 4.875% Notes due 2019) (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014)

4.6
Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014).

10.1
Third Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on January 20, 2016).

10.2
Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit(k)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit(10.1) filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

10.5
Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.7 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.6
Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.7
Pledge Agreement by and between Registrant and Wells Fargo Bank, N.A., dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.8 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).

10.8
Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, N.A., dated as of May 26, 2010 (Incorporated by reference to Exhibit (k)(6) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.9
Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A., dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 2, 2010).

10.10
Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011. (Incorporated by reference to Exhibit (k)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.11
Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.12
Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on April 25, 2012).

10.13
Amendment No. 6 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on June 24, 2013).

10.14
Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).

10.15
Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance, LLC, Morgan Stanley Bank, N.A., Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

10.16
Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(10) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).

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

10.20
Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of November 30, 2012 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on December 4, 2012).

10.21
Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of August 6, 2013 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 7, 2013).

10.22
Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of September 13, 2013 (Incorporated by reference to Exhibit (k)(20) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

10.23
Form of Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Increasing/Assuming Lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.24
Waiver Letter among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada and Key Equipment Finance, Inc., dated as of August 3, 2011 (Incorporated by reference to Exhibit 10.17 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.25
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

10.27
Amendment No. 2 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of October 30, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.28
Amendment No. 3 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33901) filed August 21, 2015.

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

10.31	Administration Agreement by and between Registrant and FSC CT LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on February 9, 2015).

10.32
Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement (Incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-33901) filed July 17, 2015.

10.33
Purchase and Settlement Agreement, dated February 18, 2016, by and among Registrant, Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on February 19, 2016).

10.34
Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on February 24, 2016).

11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).

14.1
Joint Code of Ethics of the Registrant and Fifth Street Senior Floating Rate Corp. (Incorporated by reference to Exhibit(r)(1) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).

14.2
Code of Ethics of Fifth Street Management LLC and Fifth Street CLO Management LLC (Incorporated by reference to Exhibit (r)(2) filed with Registrant’s Form N-2 (File No. 333-214129) filed on October 17, 2016).

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
Date: November 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD G. OWENS Todd G. Owens	Chief Executive Officer (principal executive officer)	November 29, 2016

/s/ STEVEN M. NOREIKA Steven M. Noreika	Chief Financial Officer (principal financial officer and principal accounting officer)	November 29, 2016

/s/ BERNARD D. BERMAN Bernard D. Berman	Chairman	November 29, 2016

/s/ IVELIN M. DIMITROV Ivelin M. Dimitrov	Director	November 29, 2016

/s/ JAMES CASTRO-BLANCO James Castro-Blanco	Director	November 29, 2016

/s/ BRIAN S. DUNN Brian S. Dunn	Director	November 29, 2016

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 29, 2016

/s/ BYRON J. HANEY Byron J. Haney	Director	November 29, 2016

/s/ SANDEEP K. KHORANA Sandeep K. Khorana	Director	November 29, 2016

/s/ DOUGLAS F. RAY Douglas F. Ray	Director	November 29, 2016