Form 10-K/A
period 2016-09-30
Fifth Street Finance Corp.
filed 2017-01-30
CIK 1414932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-33901

Fifth Street Finance Corp.

(Exact name of registrant as specified in its charter)

DELAWARE	26-1219283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Putnam Avenue, 3rd Floor Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(203) 681-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2024	The NASDAQ Global Select Market The New York Stock Exchange The NASDAQ Global Select Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of March 31, 2016 is $667,632,365. The registrant had 140,960,538 shares of common stock outstanding as of January 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Fifth Street Finance Corp., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1, or the Amendment No. 1, to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the Securities and Exchange Commission, or the SEC, on November 29, 2016, or the Form 10-K, to provide the information required by Items 10 through 14 of Part III. Our definitive proxy statement will not be filed within 120 days after September 30, 2016, the end of the fiscal year covered by the Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. We are amending and refiling Item 15.3 of Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K. This Amendment No. 1 does not modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 1 should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information regarding our directors is as follows:

Name	Age	Length of time served; Term of office
Interested Directors
Bernard D. Berman	46	Director since 2009; term expires in 2018
Patrick J. Dalton	48	Director since 2017; term expires in 2017
Sandeep K. Khorana	44	Director since 2015; term expires in 2018
Independent Directors
James Castro-Blanco	57	Director since 2014; term expires in 2018
Brian S. Dunn	45	Director since 2007; term expires in 2017
Richard P. Dutkiewicz	61	Director since 2010; term expires in 2019
Byron J. Haney	56	Director since 2007; term expires in 2017
Douglas F. Ray	49	Director since 2007; term expires in 2019

Biographical information regarding our directors is set forth below. We have divided the directors into two groups — independent directors, or Independent Directors, and interested directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended, or the 1940 Act.

Officers

The following persons serve as our officers in the following capacities:

Name	Age	Position
Patrick J. Dalton	48	Chief Executive Officer
Steven M. Noreika	41	Chief Financial Officer
Kerry S. Acocella	36	Chief Compliance Officer and Secretary

Biographical Information

Independent Directors

James Castro-Blanco.  Mr. Castro-Blanco has been a member of our board of directors, or the Board, since August 2014. Mr. Castro-Blanco has over 20 years of experience as an attorney in both the private and public sectors. Since December 2010, Mr. Castro-Blanco has served as the chief deputy county attorney for Westchester County, New York, where he advises numerous elected officials, boards and commissions and is the lead attorney on high profile matters involving Westchester County. Mr. Castro-Blanco has also been a member of the Fifth Street Senior Floating Rate Corp., or FSFR, board of directors since October 2016. FSFR is a specialty finance company that lends to mid-sized companies in connection with an investment by private equity sponsors and shares an investment adviser with us. Mr. Castro-Blanco also served as counsel with Wilson Elser Moskowitz Edelman & Dicker LLP from January 2007 to December 2010, where he provided business and risk management advice to businesses and individuals. In 2006, Mr. Castro-Blanco was appointed a special master by a United States District Court Judge to investigate and report upon alleged financial improprieties in the management of a pension plan where he served until 2009. Mr. Castro-Blanco also served as a former assistant United States attorney from February 1994 to November 1996, where Mr. Castro-Blanco investigated and prosecuted individuals and organizations involved in RICO, money-laundering and other financial crimes. Prior to that, he was an attorney with Pillsbury Winthrop Shaw Pittman LLP from September 1991 to February 1994, where he worked on antitrust and complex corporate litigation matters.

Mr. Castro-Blanco graduated from Brooklyn Law School where he was the Articles Editor of the Law Review. Mr. Castro-Blanco also holds a B.A. from the State University of New York at Albany. Mr. Castro-Blanco has served on the Board of Trustees for St. John’s Riverside Hospital and is the chair of the Liability Committee, helping guide the institution through the myriad changes in today’s healthcare environment. He has also been a board member of several charities providing scholarship monies to deserving students and has served as the president of the largest Hispanic bar association on the East Coast of the United States.

Through his extensive work as an attorney in the public and private sectors, including his involvement in investigating and reporting on financial improprieties, Mr. Castro-Blanco brings valuable legal, business and financial expertise to his Board service. The foregoing qualifications led to the Board’s conclusion that Mr. Castro-Blanco should serve as a member of the Board.

Brian S. Dunn.  Mr. Dunn has been a member of the Board since December 2007. Mr. Dunn has over 19 years of marketing, logistical and entrepreneurial experience. He founded and turned around direct marketing divisions for several consumer-oriented companies. He currently manages Little White Dog, Inc., a strategic consulting firm specializing in the acquisition and integration of consumer product companies that he founded in June 2011. Mr. Dunn was the marketing director and chief operating officer for Lipenwald, Inc., a direct marketing company that markets collectibles and mass merchandise from June 2006 until May 2011. Lipenwald, Inc. filed for bankruptcy in July 2011. Mr. Dunn was previously a member of the FSFR board of directors from May 2013 to April 2016. Prior to Lipenwald, Inc., from February 2001 to June 2006, he was sole proprietor of BSD Trading/Consulting. Mr. Dunn graduated from the Wharton School of the University of Pennsylvania with a B.S. in Economics.

Mr. Dunn’s executive experience brings extensive business, entrepreneurial and marketing expertise to his Board service. His experience as a marketing executive for several consumer-oriented companies provides guidance to our investor relations efforts. Mr. Dunn’s many experiences also make him skilled in leading committees requiring substantive expertise, including his role as chairman of the Board’s Nominating and Corporate Governance Committee. Mr. Dunn’s previous service on the Board also provides him with a specific understanding of the Company, its operations, and the business and regulatory issues facing business development companies. The foregoing qualifications led to the Board’s conclusion that Mr. Dunn should serve as a member of the Board.

Richard P. Dutkiewicz.  Mr. Dutkiewicz has been a member of the Board since February 2010. He is an independent financial and operational adviser. Prior to his current position, he was a managing director at Capital Insight, LLC, a private investment bank, from March 2013 to November 2013. Previously, he was an independent financial and management consultant affiliated with Exxedus Capital Partners from September 2012 to March 2013. From May 2010 to April 2013, Mr. Dutkiewicz served on the Board of Directors of Motor Sport Country Club Holdings, Inc., which sells balancing technology for rotating devices in the automotive industry. Mr. Dutkiewicz has also been a member of FSFR’s Board of Directors since May 2013. From April 2010 to March 2012, Mr. Dutkiewicz was the executive vice president and chief financial officer of Real Mex Restaurants, Inc., which filed for bankruptcy in October 2011. Mr. Dutkiewicz previously served as chief financial officer of Einstein Noah Restaurant Group, Inc. from October 2003 to April 2010. From May 2003 to October 2003, Mr. Dutkiewicz was vice president-information technology of Sirenza Microdevices, Inc. In May 2003, Sirenza Microdevices, Inc. acquired Vari-L Company, Inc. From January 2001 to May 2003, Mr. Dutkiewicz was vice president-finance, and chief financial officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was vice president-finance, chief financial officer, secretary and treasurer of Coleman Natural Products, Inc., located in Denver, Colorado. Mr. Dutkiewicz’s previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz began his career as an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a B.B.A. degree from Loyola University of Chicago and passed the CPA exam in 1978.

Through his prior experiences as a vice president and chief financial officer at several public companies, including executive vice president and chief financial officer of Real Mex Restaurants, Inc. and chief financial officer of Einstein Noah Restaurant Group, Inc., Mr. Dutkiewicz brings business expertise, finance and audit skills to his Board service with the Company. Mr. Dutkiewicz’s expertise, experience and skills closely align with the Company’s operations, and his prior investment experience with managing public companies facilitates an in-depth understanding of our investment business. Moreover, due to Mr. Dutkiewicz’s knowledge of and experience in finance and accounting, the Board determined that Mr. Dutkiewicz is an “audit committee financial expert” as defined under SEC rules, and that he is qualified to serve as chairman of the Audit Committee of the Board. The foregoing qualifications led to the Board’s conclusion that Mr. Dutkiewicz should serve as a member of the Board.

Byron J. Haney.  Mr. Haney has been a member of the Board since December 2007. He previously served as an investment professional at TrilogyLWP from January 2014 through December 2014. From October 2010 through October 2011, Mr. Haney served as a principal of Duggan Asset Management, L.L.C. where he was director of research. Prior to that, he served as chief operating officer of VSO Capital Management from March 2010 to October 2010. From 1994 until 2009, Mr. Haney worked for Resurgence Asset Management LLC, and he was promoted to managing director and chief investment officer in June 2004. Mr. Haney previously served on the boards of directors of Sterling Chemicals, Inc. and Furniture.com. Mr. Haney has more than 25 years of business experience, including having served as chief financial officer of a private retail store chain and as an auditor with Touche Ross & Co., a predecessor of Deloitte & Touche LLP. Mr. Haney earned his B.S. in Business Administration from the University of California at Berkeley and his M.B.A. from the Wharton School of the University of Pennsylvania.

Through his extensive experiences as a senior executive, Mr. Haney brings business expertise, finance and risk assessment skills to his Board service. In addition, Mr. Haney’s past experience as an auditor greatly benefits our oversight of our quarterly and annual financial reporting obligations. Mr. Haney’s previous service on the Board also provides him with a specific understanding of the Company, its operations, and the business and regulatory issues facing business development companies. The foregoing qualifications led to the Board’s conclusion that Mr. Haney should serve as a member of the Board.

Douglas F. Ray.  Mr. Ray has been a member of the Board since December 2007. Since August 1995, Mr. Ray has worked for Seavest Investment Group, a private investment and wealth management firm based in White Plains, New York. He currently serves as the chief executive officer and president of Seavest Investment Group. Mr. Ray has more than 15 years of experience acquiring, developing, financing and managing a diverse portfolio of real estate investments, including three healthcare properties funds. Mr. Ray previously served on the Board of Directors of Nat Nast, Inc., a luxury men’s apparel company. Mr. Ray has also been a member of the FSFR board of directors since September 2014. Prior to joining Seavest Investment Group, Mr. Ray worked in Washington, D.C. on the staff of U.S. Senator Arlen Specter and as a research analyst with the Republican National Committee. Mr. Ray holds a B.A. from the University of Pittsburgh.

Through his broad experience as an officer and director of several companies, in addition to skills acquired with firms engaged in investment banking, banking and financial services, Mr. Ray brings to the Company extensive financial and risk assessment abilities. Mr. Ray’s service on the Board also provides him with a specific understanding of the Company, its operations and the business and regulatory issues facing business development companies. Mr. Ray’s expertise and experience also qualify him to serve as chairman of our Compensation Committee. The foregoing qualifications led to the Board’s conclusion that Mr. Ray should serve as a member of the Board.

Interested Directors

Bernard D. Berman.  Mr. Berman has been a member of the Board since February 2009 and the Chairman of the Board since September 2014. He was also our president from February 2010 to September 2014, secretary from October 2007 to September 2014, and chief compliance officer from April 2009 to May 2013. Mr. Berman has also served as a director of FSFR since May 2013 and as chairman of its Board of Directors since January 2014. Mr. Berman also served as president of FSFR from May 2013 to January 2014. From September 2014 until his resignation in June 2015, Mr. Berman served on the board of directors of Fifth Street Asset Management Inc. (NASDAQ: FSAM), or FSAM, the publicly traded asset manager that indirectly owns our investment adviser. Mr. Berman also serves as the co-president and chief compliance officer of FSAM. Mr. Berman also serves as the president of our investment adviser and has served on its investment committee since its founding in November 2007. Prior to joining the group of affiliated companies, including our investment adviser, or, collectively, Fifth Street, in 2004, Mr. Berman was a corporate attorney from 1995 to 2004, during which time he negotiated and structured a variety of investment transactions. Mr. Berman received a J.D. from Boston College Law School and a B.S. in Finance from Lehigh University.

Mr. Berman’s prior position as a corporate attorney allows him to bring to the Board and Company the benefit of his experience negotiating and structuring various investment transactions as well as an understanding of the legal, business, compliance and regulatory issues facing business development companies. Mr. Berman’s previous service on the Board also provides him with a specific understanding of the Company and its operations. The foregoing qualifications led to the Board’s conclusion that Mr. Berman should serve as a member of the Board.

Patrick J. Dalton. Mr. Dalton has been our chief executive officer and a member of the Board since January 2017. He also serves as the Co-President of FSAM, the chief executive officer of FSFR and has been a member of FSFR’s board of directors since January 2017. Mr. Dalton has over 20 years of credit and investment experience. Mr. Dalton joined the Company from Gordon Brothers Finance Company, where he served as the President, Chief Executive Officer, Chair of the Investment Committee and member of the board of directors from September 2012 to February 2016. Prior to that role, he served as President and Chief Operating Officer at Apollo Investment Corporation, a publicly-traded business development company (NASDAQ: AINV), from November 2008 to February 2012; Chief Investment Officer and Portfolio Manager at Apollo Investment Management, L.P. from 2007 to 2012; and a partner at Apollo Global Management from 2004 to 20012. Before joining Apollo Investment Corporation, Mr. Dalton was a Vice President with Goldman, Sachs & Co., Chase Securities, Inc. and Chase Manhattan Bank. Mr. Dalton received an M.B.A. in 1997 from Columbia University Graduate School of Business and a B.S. in Finance from Boston College in 1990.

Mr. Dalton’s prior credit and investment experience, including his experience as an officer of a publicly-traded business development company, led to the Board’s conclusion that Mr. Dalton should serve as a member of the Board.

Sandeep K. Khorana.  Mr. Khorana has been a member of the Board since March 2015. He is also a managing director of FSC CT (including its predecessors) since October 2010. Having over 13 years of private equity sponsor coverage and leveraged finance experience, he leads the origination and sponsor coverage efforts for Fifth Street and directly covers some of its key private equity clients. Mr. Khorana also serves as head of the Chicago office for Fifth Street. Previously, Mr. Khorana was a director at Angelo, Gordon & Co. from June 2010 through October 2010, and from February 2006 through May 2009 he was a director in CIT Group Inc.’s Sponsored Finance Group. Prior to that, he spent six years at J.P. Morgan Chase & Co. and its predecessor organizations in the Financial Sponsors, Loan Syndications and High Yield divisions. Prior to graduate school, Mr. Khorana spent almost three years at KPMG LLP in its audit practice and passed the CPA exam in Illinois. Mr. Khorana received his B.S. in Accounting from Indiana University and his M.B.A. in Finance from the University of Michigan Ross School of Business.

Mr. Khorana brings substantial experience in financial analysis, debt capital markets and private equity coverage as well as experience at larger financial institutions that grew rapidly through acquisitions and launching new products. The Board believes that Mr. Khorana’s positions as head of originations/sponsor coverage and head of Fifth Street’s Chicago office would provide the Board with unique perspective in those areas. The foregoing qualifications led to the Board’s conclusion that Mr. Khorana should serve as a member of the Board.

Officers Who Are Not Directors

Steven M. Noreika.  Mr. Noreika has served as our chief financial officer since July 2015 and previously served as our controller from January 2014 to July 2014. Mr. Noreika also currently serves as the chief financial officer of Fifth Street Management, our investment adviser, and the chief financial officer of FSC CT, our administrator. Mr. Noreika has also served as FSFR’s chief financial officer since July 2015 and was previously chief financial officer of FSFR from November 2013 to July 2014 and controller of FSFR from July 2013 to November 2013. In addition, Mr. Noreika was the chief accounting officer of FSAM from July 2014 to July 2015. Mr. Noreika joined Fifth Street in September 2008, when he began serving as chief financial officer of Fifth Street Management, and has held various finance and accounting positions with such entities. Prior to joining Fifth Street, from 2002 to 2008, Mr. Noreika was a manager of internal financial reporting at Time Warner Inc., where he was responsible for various aspects of financial reporting, financial systems design and implementation. Prior to that, he managed audit and tax engagements at Marcum & Kliegman, LLP (now Marcum LLP) for clients in various industries, predominantly financial services, real estate, new media and entertainment. Mr. Noreika is a Certified Public Accountant and holds a B.B.A. in Accounting from Pace University. He is also a holder of the Chartered Financial Analyst designation.

Kerry S. Acocella.  Ms. Acocella has been our chief compliance officer and secretary since October 2015. She has also served as chief compliance officer of Fifth Street Management since October 2015, and chief compliance officer and secretary of FSFR since October 2015. Ms. Acocella has also served as secretary of FSAM since October 2015. Ms. Acocella serves as Executive Director, Legal for Fifth Street Management and has held positions within the Fifth Street Legal Department since February 2013. Prior to that Ms. Acocella was Senior Corporate Counsel — Corporate and Securities for Weight Watchers International, Inc. from August 2010 to February 2013. Ms. Acocella began her career as a corporate attorney with Morrison & Foerster LLP where she practiced in the mergers and acquisitions and securities areas from 2005 to 2010. Ms. Acocella holds a B.S. in Psychology from the University of Georgia and a J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company’s directors and executive officers, and persons who own 10% or more of the Company common stock, to file reports of ownership and changes in ownership of its equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no such forms were required, we believe that our directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2016.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to, among others, executive officers, including its principal executive officer and principal financial officer, as well as every officer, director and the investment personnel of the Company. Requests for copies should be sent in writing to Kerry S. Acocella, Chief Compliance Officer, Fifth Street Finance Corp., 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. The Code of Business Conduct and Ethics is also available at http://fsc.fifthstreetfinance.com.

If the Company makes any substantive amendment to, or grants a waiver from, a provision of the Code of Business Conduct and Ethics, the Company will promptly disclose the nature of the amendment or waiver on its website at http://fsc.fifthstreetfinance.com.

Director Nominations

On August 30, 2016, we amended our bylaws and, among other amendments, augmented the advance notice provisions of the bylaws by modifying the advance notice period and requiring stockholders to provide additional disclosure, in each case, with respect to such stockholder’s intention to present director nominations or business proposals at stockholder meetings. Under our bylaws in order for a stockholder’s notice of the nomination of a candidate to be elected director to be timely, the notice must be received by our Secretary not earlier than 150 days and not later than 120 days prior to the anniversary of the previous year’s annual meeting of stockholders, provided that if the annual meeting is to be held more than 30 days prior to or later than such anniversary date, notice must be received not later than the close of business on the 10th day following the day on which notice of the date of the meeting was mailed or such public disclosure of the meeting was made, whichever comes first. Stockholder director nominations must also comply with the other requirements contained in our bylaws, including supporting documentation and other information and representations.

Audit Committee

Our Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation thereof), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting, as well as establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments. In addition, the Audit Committee formed a subcommittee in connection with the previously disclosed litigation against the Company.

The members of our Audit Committee are Messrs. Castro-Blanco, Dunn, Dutkiewicz, Haney and Ray, each of whom is not an interested person of the Company as defined in the 1940 Act and is independent for purposes of the NASDAQ listing rules. Mr. Dutkiewicz serves as the Chairman of the Audit Committee. The Board has determined that each of Messrs. Dutkiewicz and Haney is an “audit committee financial expert” as defined under SEC rules.

The charter of the Audit Committee is available in print to any stockholder who requests it and is also available on our website at http://fsc.fifthstreetfinance.com.

Item 11.	Executive Compensation

Our executive officers do not receive direct compensation from us. The compensation of the principals and other investment professionals of our investment adviser is paid by our investment adviser and/or FSC CT LLC, or FSC CT, our administrator. Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers or directors, or any employees we may have in the future. Compensation paid to the chief financial officer and chief compliance officer and their staffs and other support personnel is set by our administrator, FSC CT, and is subject to reimbursement by us of an allocable portion of such compensation for services rendered to us.

During fiscal year 2016, we reimbursed FSC CT approximately $1.9 million for the allocable portion of compensation expenses incurred by FSC CT for our chief financial officer, chief compliance officer and other support personnel, pursuant to the Administration Agreement (as defined below).

Director Compensation

The following table sets forth compensation of our directors for the fiscal year ended September 30, 2016:

Name	Fees Earned or Paid in Cash (1)(2)	Total
Interested Directors
Bernard D. Berman	—	—
Patrick J. Dalton(3)	—	—
Ivelin M. Dimitrov(4)	—	—
Sandeep K. Khorana
Todd G. Owens(5)	—	—
Independent Directors:
James Castro-Blanco	$184,200	$184,200
Brian S. Dunn	$214,300	$214,300
Richard P. Dutkiewicz	$227,800	$227,800
Byron J. Haney	$166,000	$166,000
Douglas F. Ray	$173,500	$173,500

(1)	For a discussion of the Independent Directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Mr. Dalton was not a member of the Board during the fiscal year ended September 30, 2016. Mr. Dalton joined the Board on January 2, 2017.
(4)	Mr. Dimitrov stepped down from his roles of President, Chief Investment Officer and member of Board on January 2, 2017.
(5)	Mr. Owens stepped down from his roles of Chief Executive Officer and member of the Board on January 2, 2017.

For the fiscal year ended September 30, 2016, the Independent Directors received an annual retainer fee of $100,000, payable once per year to Independent Directors that attend at least 75% of the meetings held while the director was a member of the Board during the previous fiscal year. In addition, the Independent Directors received $2,500 for each Board meeting in which the director attended in person and $1,000 for each Board meeting in which the director participated other than in person, and reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting. The Independent Directors also received $1,000 for each Board committee meeting in which they attended in person and $500 for each Board committee meeting in which they participated other than in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting not held concurrently with a Board meeting. The Independent Directors serving on the Co-Investment Committee, which is responsible for reviewing and approving certain co-investment transactions under the conditions of the exemptive order we received from the SEC, also received $500 for each Co-Investment Committee meeting in which they attended in person and $300 for each Co-Investment Committee meeting in which they participated other than in person plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Co-Investment Committee meeting not held concurrently with a Board meeting. Messrs. Berman, Castro-Blanco and Dunn were members of the 2016 Annual Meeting Committee, which was responsible for various administrative matters relating to our 2016 annual meeting of stockholders, and each received a one-time retainer of $5,000 for their service on this committee.

In addition, for the fiscal year ended September 30, 2016, the chairman of the Audit Committee received an annual retainer of $25,000, the chairman of the subcommittee of the Audit Committee received an annual retainer of $25,000, the chairman of the Nominating and Corporate Governance Committee and the Compensation Committee each received an annual retainer of $5,000 and the chairman of the Co-Investment Committee received an annual retainer of $15,000. No compensation was paid to directors who are interested persons of the Company as defined in the 1940 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 27, 2017, the beneficial ownership information of each current director and the nominees for director, as well as our executive officers, each person known to it to beneficially own 5% or more of the outstanding shares of its common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 140,960,538 shares of our common stock outstanding as of January 27, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power over the shares beneficially owned by such beneficial owner. The directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address of all executive officers and directors is c/o Fifth Street Finance Corp., 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830.

Name	Number of Shares of Common Stock Owned Beneficially	Percentage of Company Common Stock Outstanding
Interested Directors:
Bernard D. Berman(1)	25,968	*
Patrick J. Dalton	0	*
Sandeep K. Khorana	300	*
Independent Directors:
James Castro-Blanco	13,100	*
Brian S. Dunn(1)	30,000	*
Richard P. Dutkiewicz(1)	19,847	*
Byron J. Haney(1)	10,000	*
Douglas F. Ray	9,336	*
Executive Officers Who Are Not Directors:
Steven M. Noreika	604	*
All Officers and Directors as a Group(2)	109,155	*
5% Holders
Leonard M. Tannenbaum(1)(3)	21,676,402	15.4%

*Represents less than 1%

(1)	Shares owned include shares held in a brokerage account that may be pledged as loan collateral on a margin basis.
(2)	Amount only includes Section 16(a) reporting persons of the Company.
(3)	The address for Leonard M. Tannenbaum is 777 West Putnam Avenue, 3rd Floor, Greenwich, CT 06830. As reported on the Schedule 13D/A filed by Mr. Tannenbaum on December 21, 2016 and the Form 4 filed by Mr. Tannenbaum on December 28, 2016, of the shares of Company common stock over which Mr. Tannenbaum has (a) sole voting and dispositive power: (i) 12,073,551 shares are held by him directly; (ii) 80,000 shares are held by the Leonard M. Tannenbaum Foundation, for which Mr. Tannenbaum serves as the President; and (iii) 1,122,281 shares are held by 777 West Putnam Avenue LLC, for which Mr. Tannenbaum holds a majority of the equity interest of the sole member; and (b) shared voting and dispositive power, (i) 1,050 shares are directly held by his spouse and (ii) 8,399,520 are directly held by Fifth Street Holdings L.P.

As indicated above, certain of our officers and directors hold shares in margin accounts. As of January 27, 2017, no shares in such margin accounts were pledged as loan collateral. Our insider trading policy prohibits share pledges, except in limited cases with the pre-approval of our chief compliance officer.

The following table sets forth, as of January 27, 2017, the dollar range of our equity securities that is beneficially owned by each of our directors.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Interested Directors:
Bernard D. Berman	Over $100,000
Patrick J. Dalton	None
Sandeep K. Khorana	$1 – $10,000
Independent Directors:
James Castro-Blanco	$10,001 – $50,000
Brian S. Dunn	Over $100,000
Richard P. Dutkiewicz	$50,001 – $100,000
Byron J. Haney	$50,001 – $100,000
Douglas F. Ray	$10,0001 – $50,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2)	The dollar range of equity securities beneficially owned in us is based on the closing price per share for our common stock of $5.46 on January 27, 2017 on the NASDAQ Global Select Market.

(3)	The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We have entered into a Third Amended and Restated Investment Advisory Agreement, or the Investment Advisory Agreement, with Fifth Street Management, our investment adviser. Messrs. Berman, Dalton and Khorana, interested members of the Board, have a direct or indirect pecuniary interest in Fifth Street Management. Fifth Street Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM.

Under the Investment Advisory Agreement, fees payable to Fifth Street Management equal (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement) and equals 20% of our “Incentive Fee Capital Gains,” which equals its realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

The Investment Advisory Agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. We incurred investment advisory fees of $63.6 million for fiscal year 2016 under the Investment Advisory Agreement.

We have entered into an administration agreement with FSC CT, or the Administration Agreement, which is a wholly-owned subsidiary of Fifth Street Management. Pursuant to the Administration Agreement, FSC CT provides us the administrative services necessary for our operations, which include providing us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as FSC CT, subject to review by the Board, shall from time to time deem to be necessary or useful to perform its obligations under the Administration Agreement. FSC CT also provides our portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain and prepares, prints and disseminates reports to our stockholders and reports and all other materials filed with the SEC. In addition, FSC CT assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. For providing these services, facilities and personnel, we reimburse FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the Administration Agreement, including our allocable portion of the rent of our principal executive offices at market rates and our allocable portion of the costs of compensation and related expenses of our chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost, with no profit to, or markup by, FSC CT. FSC CT may also offer to provide, on our behalf, managerial assistance to our portfolio companies. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. We incurred approximately $4.0 million of administration fees for fiscal year 2016 under the Administration Agreement.

We have also entered into a license agreement with Fifth Street Capital LLC pursuant to which Fifth Street Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Fifth Street.” Under this agreement, we have a right to use the “Fifth Street” name for so long as Fifth Street Management or one of its affiliates remains our investment adviser.

Review, Approval or Ratification of Transactions with Related Persons

The Independent Directors are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Material Conflicts of Interest

Certain of our executive officers, directors and/or members of Fifth Street Management serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our investment adviser or its affiliates. For example, Fifth Street Management presently serves as investment adviser to us and FSFR and will encounter certain investment opportunities that satisfy the investment criteria for both us and FSFR. We had total assets of approximately $2.3 billion as of September 30, 2016. We generally target mid-sized companies with annual revenues between $10 million and $120 million and targets investment sizes generally ranging from $10 million to $100 million. In addition, although not the primary focus of our investment portfolio, our investments also include floating rate senior loans. FSFR had total assets of approximately $624 million as of September 30, 2016 and invests in senior secured loans, including first lien, unitranche and second lien debt instruments, that pay interest at rates which are determined periodically on the basis of a floating base lending rate, similar to those that we target for investment. FSFR targets private, leveraged, middle-market companies with approximately $20 million to $120 million of EBITDA, in connection with investments by private equity sponsors, and targets investment sizes generally ranging from $3 million to $30 million. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both us and FSFR. In addition, certain of our executive officers and Independent Directors serve in substantially similar capacities for both us and FSFR. Fifth Street Management and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

In order to address potential conflicts of interest, Fifth Street Management has adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds managed by Fifth Street Management and its affiliates. To the extent an investment opportunity is appropriate for either or both of us and FSFR and/or any other investment fund managed by affiliates of Fifth Street Management, and co-investment is not possible, Fifth Street Management will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. The 1940 Act prohibits business development companies from making certain negotiated co-investments with affiliated funds, including with one another, unless they receive an order from the SEC permitting them to do so. As such, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on September 9, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions, subject to the conditions of the relief granted by the SEC, with certain affiliates, each of whose investment adviser is Fifth Street Management, or an investment adviser controlling, controlled by or under common control with Fifth Street Management, in a manner consistent with their investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

If we are unable to rely on the exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although Fifth Street Management’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of Fifth Street Management.

Fifth Street Management’s investment allocation policy is also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation policy, co-investments will be allocated pursuant to the conditions of the exemptive order. Under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by Fifth Street Management generally based on asset class, fund size and liquidity, among other factors. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on each participating party’s capital available for investment in the asset class being allocated, up to the amount proposed to be invested by each. In accordance with Fifth Street Management’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Fifth Street Management and its affiliates. Fifth Street Management seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds receive allocations where others do not.

Pursuant to the Administration Agreement, FSC CT, which is a wholly-owned subsidiary of Fifth Street Management, furnishes the Company with the facilities, including its principal executive offices, and administrative services necessary to conduct its day-to-day operations. The Company pays FSC CT its allocable portion for overhead and other expenses incurred by FSC CT in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the rent at market rates and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.

Director Independence

In accordance with rules of NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. We monitor the status of its directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has materially changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the NASDAQ listing rules. Section 5605 provides that a director of a business development company shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Berman, Dalton and Khorana. Messrs. Berman, Dalton and Khorana are interested persons due to their positions at our investment adviser and/or at the Company.

Item 14.	Principal Accountant Fees and Services

Upon the recommendation of our Audit Committee, the Board has appointed PricewaterhouseCoopers LLP, or PwC, as our independent registered public accounting firm for the fiscal year ending September 30, 2017, subject to ratification by our stockholders.

Independent Auditor’s Fees

The following table presents fees for professional services rendered by PwC for the fiscal years ended September 30, 2016 and 2015.

	2016		2015
Audit Fees	$1,831,710		$1,663,490
Audit-Related Fees	$—		$140,000
Aggregate Non-Audit Fees:
Tax Fees	$112,900		$110,000
All Other Fees	$—		—
Total Aggregate Non-Audit Fees	$112,900	(1)	$110,000	(2)
Total Fees	$1,944,610		$1,913,490

(1)	Non-audit fees represent 5.8% of total fees.
(2)	Non-audit fees represent 5.7% of total fees.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

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

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Our Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PwC, our independent registered public accounting firm. Pursuant to the policies, our Audit Committee pre-approves the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee has delegated certain pre-approval authority to subcommittee comprised of one of its members, Mr. Dutkiewicz, the chairman of the Audit Committee, who shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
3.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.3	Certificate of Correction to the Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on June 6, 2008).
3.4	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 001-33901) filed on May 5, 2010).
3.5	Certificate of Amendment to Registrant’s Certificate of Incorporation (Incorporated by reference to Exhibit (a)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).
3.6	Third Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on September 2, 2016).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).
4.2	Indenture, dated April 30, 2012, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit (d)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on July 27, 2012).
4.3	Form of First Supplemental Indenture relating to the 5.875% Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 5.875% Notes due 2024) (Incorporated by reference to Exhibit (d)(5) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on October 18, 2012).
4.4	Form of Second Supplemental Indenture relating to the 6.125% Notes due 2028, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 6.125% Notes due 2028) (Incorporated by reference to Exhibit (d)(7) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-180267) filed on April 2, 2013).
4.5	Form of Third Supplemental Indenture relating to the 4.875% Notes due 2019, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 4.875% Notes due 2019) (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014)
4.6	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014).
10.1	Third Amended and Restated Investment Advisory Agreement by and between Registrant and Fifth Street Management LLC (Incorporated by reference to Exhibit 10.1 filed with the
10.2	Form of License Agreement by and between Registrant and Fifth Street Capital LLC (Incorporated by reference to Exhibit(k)(2) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-146743) filed on May 8, 2008).
10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).
10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit(10.1) filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).
10.5	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.7 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).
10.6	Amendment No. 1 to the Purchase and Sale Agreement by and between Registrant and Fifth Street Funding, LLC, dated as of November 30, 2011 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).

10.7	Pledge Agreement by and between Registrant and Wells Fargo Bank, N.A., dated as of November 16, 2009 (Incorporated by reference to Exhibit 10.8 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 9, 2009).
10.8	Omnibus Amendment No. 1 relating to Registrant’s credit facility with Wells Fargo Bank, N.A., dated as of May 26, 2010 (Incorporated by reference to Exhibit (k)(6) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).
10.9	Amended and Restated Loan and Servicing Agreement among Fifth Street Funding, LLC, Registrant, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A., dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Annual Report on Form 10-K (File No. 001-33901) filed on December 2, 2010).
10.10	Amendment No. 1 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of February 25, 2011. (Incorporated by reference to Exhibit (k)(4) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).
10.11	Amendment No. 3 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of November 30, 2011. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on December 5, 2011).
10.12	Amendment No. 4 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of April 23, 2012 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on April 25, 2012).
10.13	Amendment No. 6 to the Amended and Restated Loan and Servicing Agreement among Registrant, Fifth Street Funding, LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, N.A., dated as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on June 24, 2013).

10.14	Guarantee, Pledge and Security Agreement among Registrant, FSFC Holdings, Inc., and ING Capital LLC, dated as of May 27, 2010 (Incorporated by reference to Exhibit (k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on June 4, 2010).
10.15	Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance, LLC, Morgan Stanley Bank, N.A., Key Equipment Finance Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(8) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).
10.16	Amendment and Reaffirmation Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC and ING Capital LLC, dated as of February 22, 2011 (Incorporated by reference to Exhibit (k)(10) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-166012) filed on March 30, 2011).
10.17	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement and Amendment No. 2 to the Guarantee, Pledge and Security Agreement, among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada, UBS Loan Finance LLC, Morgan Stanley Bank, N.A., Key Equipment Finance, Inc., Deutsche Bank Trust Company Americas and Patriot National Bank, dated as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on July 14, 2011).
10.18	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Key Equipment Finance, Inc. and UBS Loan Finance LLC, dated as of November 29, 2011 (Incorporated by reference to Exhibit 10.15 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).
10.19	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of February 29, 2012 (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on March 2, 2012).
10.20	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of November 30, 2012 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on December 4, 2012).

10.21	Amendment No. 5 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of August 6, 2013 (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on August 7, 2013).
10.22	Amendment No. 6 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of September 13, 2013 (Incorporated by reference to Exhibit (k)(20) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).
10.23	Form of Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Increasing/Assuming Lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).
10.24	Waiver Letter among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, Royal Bank of Canada and Key Equipment Finance, Inc., dated as of August 3, 2011 (Incorporated by reference to Exhibit 10.17 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).
10.25	Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.18 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).
10.26	Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on May 8, 2012).
10.27	Amendment No. 2 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of October 30, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).
10.28	Amendment No. 3 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33901) filed August 21, 2015.
10.29	Purchase and Sale Agreement by and between Registrant and Fifth Street Funding II, LLC, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.19 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).
10.30	Senior Loan Fund JVI, LLC Limited Liability Company Agreement, dated May 2, 2014, by and between Fifth Street Finance Corp. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on May 7, 2014).
10.31	Administration Agreement by and between Registrant and FSC CT LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q (File No. 814-00755) filed on February 9, 2015).
10.32	Letter Agreement from Fifth Street Management LLC to Fifth Street Finance Corp. relating to revised base management fee arrangement (Incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-33901) filed July 17, 2015.
10.33	Purchase and Settlement Agreement, dated February 18, 2016, by and among Registrant, Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund, RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on February 19, 2016).
10.34	Amendment No. 1 to the Purchase and Settlement Agreement, dated as of February 23, 2016, by and among Fifth Street Finance Corp., Fifth Street Holdings L.P., Leonard M. Tannenbaum, Fifth Street Asset Management Inc., RiverNorth Capital Management, LLC, RiverNorth Capital Partners, L.P., RiverNorth Institutional Partners, L.P., RiverNorth Core Opportunity Fund and RiverNorth/DoubleLine Strategic Income Fund, Randy I. Rochman, Fred G. Steingraber and Murray R. Wise (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 8-K (File No. 001-33901) filed on February 24, 2016).
11.1	Computation of Per Share Earnings (incorporated by reference to the Notes to the Financial Statements contained in the Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2016).

14.1	Joint Code of Ethics of the Registrant and Fifth Street Senior Floating Rate Corp. (Incorporated by reference to Exhibit(r)(1) filed with Registrant’s Registration Statement on Form N-2 (File No. 333-186101) filed on September 26, 2013).
14.2	Code of Ethics of Fifth Street Management LLC and Fifth Street CLO Management LLC (Incorporated by reference to Exhibit (r)(2) filed with Registrant’s Form N-2 (File No. 333-214129) filed on October 17, 2016).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organizations (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2016).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2016).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2016).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH STREET FINANCE CORP.

By:	/s/ Patrick J. Dalton
Patrick J. Dalton Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika Chief Financial Officer

Date: January 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK J. DALTON	Chief Executive Officer and Director	January 30, 2017
Patrick J. Dalton	(principal executive officer)

/s/ STEVEN M. NOREIKA	Chief Financial Officer	January 30, 2017
Steven M. Noreika	(principal financial officer and principal accounting officer)

/s/ BERNARD D. BERMAN	Chairman	January 30, 2017
Bernard D. Berman

/s/ JAMES CASTRO-BLANCO	Director	January 30, 2017
James Castro-Blanco

/s/ BRIAN S. DUNN	Director	January 30, 2017
Brian S. Dunn

/s/ RICHARD P. DUTKIEWICZ	Director	January 30, 2017
Richard P. Dutkiewicz

/s/ BYRON J. HANEY	Director	January 30, 2017
Byron J. Haney

/s/ SANDEEP K. KHORANA	Director	January 30, 2017
Sandeep K. Khorana

/s/ DOUGLAS F. RAY	Director	January 30, 2017
Douglas F. Ray

