Form 10-Q
period 2016-12-31
Fifth Street Finance Corp.
filed 2017-02-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of February 8, 2017.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost December 31, 2016: $419,048; cost September 30, 2016: $456,493)	$352,161	$388,267
Affiliate investments (cost December 31, 2016: $34,621; cost September 30, 2016: $34,955)	39,461	39,769
Non-control/Non-affiliate investments (cost December 31, 2016: $1,690,796; cost September 30, 2016: $1,792,410)	1,560,120	1,737,455
Total investments at fair value (cost December 31, 2016: $2,144,465; cost September 30, 2016: $2,283,858)	1,951,742	2,165,491
Cash and cash equivalents	179,835	117,923
Restricted cash	1,124	12,439
Interest, dividends and fees receivable	12,283	15,568
Due from portfolio companies	3,119	4,077
Receivables from unsettled transactions	—	5,346
Deferred financing costs	1,733	2,234
Insurance recoveries receivable	18,970	19,729
Other assets	106	478
Total assets	$2,168,912	$2,343,285
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,067	$2,533
Base management fee and Part I incentive fee payable	12,401	15,958
Due to FSC CT	2,059	2,204
Interest payable	9,060	3,912
Amounts payable to syndication partners	1,784	754
Director fees payable	197	566
Payables from unsettled transactions	19,503	6,234
Legal settlements payable	18,970	19,500
Credit facilities payable	441,413	516,295
SBA debentures payable (net of $3,096 and $3,289 of unamortized financing costs as of December 31, 2016 and September 30, 2016, respectively)	210,204	210,011
Unsecured notes payable (net of $5,651 and $5,956 of unamortized financing costs as of December 31, 2016 and September 30, 2016, respectively)	405,001	404,630
Secured borrowings at fair value (proceeds December 31, 2016: $14,426; proceeds September 30, 2016: $18,929)	13,981	18,400
Total liabilities	1,138,640	1,200,997
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 143,259 and 140,961 shares issued and outstanding at December 31, 2016, respectively; 143,259 shares issued and outstanding at September 30, 2016	1,433	1,433
Additional paid-in-capital	1,591,467	1,591,467
Treasury shares at cost, 2,298 at December 31, 2016	(12,500)	—
Net unrealized depreciation on investments and secured borrowings	(192,278)	(117,838)
Net realized loss on investments and secured borrowings	(329,324)	(306,228)
Accumulated overdistributed net investment income	(28,526)	(26,546)
Total net assets (equivalent to $7.31 and $7.97 per common share at December 31, 2016 and September 30, 2016, respectively) (Note 12)	1,030,272	1,142,288
Total liabilities and net assets	$2,168,912	$2,343,285
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts) (unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Interest income:
Control investments	$4,445	$3,655
Affiliate investments	1,008	1,051
Non-control/Non-affiliate investments	38,301	46,397
Interest on cash and cash equivalents	119	63
Total interest income	43,873	51,166
PIK interest income:
Control investments	1,560	980
Affiliate investments	201	210
Non-control/Non-affiliate investments	1,076	2,104
Total PIK interest income	2,837	3,294
Fee income:
Control investments	309	842
Affiliate investments	482	8
Non-control/Non-affiliate investments	2,777	7,961
Total fee income	3,568	8,811
Dividend and other income:
Control investments	1,462	2,427
Non-control/Non-affiliate investments	20	(576)
Total dividend and other income	1,482	1,851
Total investment income	51,760	65,122
Expenses:
Base management fee	8,614	11,792
Part I incentive fee	4,063	3,651
Professional fees	1,064	6,969
Board of Directors fees	197	356
Interest expense	13,189	14,047
Administrator expense	531	600
General and administrative expenses	1,468	1,221
Loss on legal settlements	3	—
Total expenses	29,129	38,636
Base management fee waived	(61)	(96)
Insurance recoveries	(602)	—
Net expenses	28,466	38,540
Net investment income	23,294	26,582
Unrealized appreciation (depreciation) on investments:
Control investments	1,339	(14,644)
Affiliate investments	26	458
Non-control/Non-affiliate investments	(75,721)	(76,861)
Net unrealized depreciation on investments	(74,356)	(91,047)
Net unrealized (appreciation) depreciation on secured borrowings	(84)	212
Realized gain (loss) on investments and secured borrowings:
Control investments	(23,624)	—
Affiliate investments	—	—
Non-control/Non-affiliate investments	528	1,367
Net realized gain (loss) on investments and secured borrowings	(23,096)	1,367
Net decrease in net assets resulting from operations	$(74,242)	$(62,886)
Net investment income per common share — basic	$0.16	$0.18
Loss per common share — basic	$(0.52)	$(0.42)
Weighted average common shares outstanding — basic	142,853	150,263
Net investment income per common share — diluted	$0.16	$0.18
Loss per common share — diluted (Note 5)	$(0.52)	$(0.42)
Weighted average common shares outstanding — diluted	142,853	158,053
Distributions per common share	$0.18	$0.18
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Operations:
Net investment income	$23,294	$26,582
Net unrealized depreciation on investments	(74,356)	(91,047)
Net unrealized (appreciation) depreciation on secured borrowings	(84)	212
Net realized gain (loss) on investments and secured borrowings	(23,096)	1,367
Net decrease in net assets resulting from operations	(74,242)	(62,886)
Stockholder transactions:
Distributions to stockholders	(25,274)	(27,095)
Net decrease in net assets from stockholder transactions	(25,274)	(27,095)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,250	1,846
Repurchases of common stock under dividend reinvestment program	(1,250)	(1,846)
Repurchases of treasury shares under stock repurchase program	(12,500)	—
Net decrease in net assets from capital share transactions	(12,500)	—
Total decrease in net assets	(112,016)	(89,981)
Net assets at beginning of period	1,142,288	1,353,094
Net assets at end of period	$1,030,272	$1,263,113
Net asset value per common share	$7.31	$8.41
Common shares outstanding at end of period	140,961	150,263

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015
Operating activities:
Net decrease in net assets resulting from operations	$(74,242)	$(62,886)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments	74,356	91,047
Net unrealized appreciation (depreciation) on secured borrowings	84	(212)
Net realized (gain) loss on investments and secured borrowings	23,096	(1,367)
PIK interest income	(2,837)	(3,294)
Recognition of fee income	(3,568)	(8,811)
Accretion of original issue discount on investments	(2,201)	(1,139)
Accretion of original issue discount on unsecured notes payable	66	66
Amortization of deferred financing costs	999	1,290
Changes in operating assets and liabilities:
Fee income received	3,583	8,807
(Increase) decrease in restricted cash	11,315	(7,517)
Decrease in interest, dividends and fees receivable	3,285	176
Decrease in due from portfolio companies	958	291
Decrease in receivables from unsettled transactions	5,346	5,168
Decrease in insurance recoveries receivable	759	—
Decrease in other assets	372	92
Increase in accounts payable, accrued expenses and other liabilities	1,534	3,392
Decrease in base management fee and Part I incentive fee payable	(3,557)	(13,006)
Increase (decrease) in due to FSC CT	(145)	300
Increase in interest payable	5,148	6,848
Increase in payables from unsettled transactions	13,269	5,443
Decrease in director fees payable	(369)	296
Decrease in legal settlements payable	(530)	—
Increase (decrease) in amounts payable to syndication partners	1,030	(1,316)
Purchases of investments and net revolver activity	(104,153)	(351,930)
Principal payments received on investments (scheduled payments)	6,371	5,693
Principal payments received on investments (payoffs)	209,241	235,472
PIK interest income received in cash	3,434	577
Proceeds from the sale of investments	6,427	101,640
Net cash provided by operating activities	179,071	15,120
Financing activities:
Distributions paid in cash	(24,024)	(25,249)
Borrowings under credit facilities	84,000	230,000
Repayments of borrowings under credit facilities	(158,882)	(272,000)
Repayments of secured borrowings	(4,503)	(1,811)
Repurchases of common stock under stock repurchase program	(12,500)	—
Repurchases of common stock under dividend reinvestment plan	(1,250)	(1,846)
Net cash used by financing activities	(117,159)	(70,906)
Net increase (decrease) in cash and cash equivalents	61,912	(55,786)
Cash and cash equivalents, beginning of period	117,923	138,377
Cash and cash equivalents, end of period	$179,835	$82,591
Supplemental information:
Cash paid for interest	$6,976	$5,843
Non-cash operating activities:
Purchases of investments from restructurings	$(125,693)	$—
Proceeds from investment restructurings	$125,693	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$1,250	$1,846

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,278	$36,264	$36,278
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		1,800	1,798	1,800
LC Facility, 6% cash due 4/1/2021		3,518	3,516	3,518
746,114 Series A Preferred Units			19,234	22,013
746,114 Shares of Common Stock			5,316	378
			66,128	63,987
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017		15,973	15,571	7,682
First Lien Revolver, 8% cash due 12/31/2017		8,220	8,220	—
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			32,991	7,682
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		41,395	35,753	41,395
2,058,411.64 Common Units (6)			—	2,741
			35,753	44,136
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,868
4,293,736 Common Units (6)			3,230	4,994
			15,098	16,862
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017		14,175	14,175	14,175
First Lien Term Loan B, 8.1% PIK due 4/30/2017		3,970	3,970	3,970
First Lien Revolver, 8% cash due 4/30/2017		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	233
			24,158	20,291
Senior Loan Fund JV I, LLC (11)(15)(17)(18)	Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC		24,756	24,756	24,756
87.5% LLC equity interest (6)			16,172	13,858
			141,958	139,644
Express Group Holdings LLC	Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)		12,506	12,073	—
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)		6,090	6,090	879
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016 (13)		3,000	3,000	3,000
14,033,391 Series B Preferred Units			3,982	—
280,668 Series A Preferred Units			1,593	—
1,456,344 Common Stock Units			—	—
			26,738	3,879
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		31,498	31,483	31,498
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	16,157
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	1,837
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	6,188
			$76,224	$55,680
Total Control Investments (34.2% of net assets)			$419,048	$352,161

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,573	$9,573	$9,572
1,080,399 Shares of Series A Preferred Stock			1,080	3,962
			10,653	13,534
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017		$24,015	$23,968	$24,136
4,668,788 Shares of Preferred Stock			—	1,791
			23,968	25,927
Total Affiliate Investments (3.8% of net assets)			$34,621	$39,461

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		29,363	29,188	19,100
First Lien Revolver, 15% cash due 9/30/2019		1,600	1,600	1,600
452,914.87 Common Units in Cenegenics, LLC			598	—
345,380.141 Preferred Units in Cenegenics, LLC			300	—
			31,686	20,700
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			823	673
			823	673
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			374	388
			374	388
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			817	802
			817	802

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 4/30/2017 (13)		$16,228	$16,203	$16,122
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 4/30/2017 (13)		40,436	39,110	17,800
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 4/30/2017 (13)		1,266	1,261	1,255
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 4/30/2017 (13)		4,413	4,413	4,413
			60,987	39,590
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		5,704	5,670	5,698
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,374	34,253	34,189
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,345
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		1,600	1,600	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc.			999	142
			46,244	44,974
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			994	565
			994	565
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,739	2,099
			1,739	2,099
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,846	30,816	30,826
317,282.97 Class A Units			317	721
			31,133	31,547
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			635	812
			635	812
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			1,147	1,046
			1,147	1,046
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (11)			$827	$495
			827	495
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	720
50,000 Common Shares			1	22
			501	742
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		$2,283	2,283	1,450
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		10,489	10,227	5,852
Unsecured Revolver, 5% cash due 6/9/2020			—	—
126,127.80 Class A Common Units			126	—
			12,636	7,302
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	312
			1,000	312
Yeti Acquisition, LLC	Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.			—	35,209
			—	35,209
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,757	19,757	19,945
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	383
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,507	20,328
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,187	1,339
			1,187	1,339
First American Payment Systems, LP	Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)		18,304	18,304	17,755
First Lien Revolver, LIBOR+4.5% (1.25% floor) cash due 10/12/2017 (13)			—	—
			18,304	17,755
Dexter Axle Company	Auto parts & equipment
1,547 Common Shares in Dexter Axle Holding Company			1,643	3,741
			1,643	3,741
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,854	14,854	14,413
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,597
			16,854	17,010
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP			495	477
50,000 Common Units in GRG Holdings, LP			5	—
			500	477
Teaching Strategies, LLC	Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)		$7,202	7,194	7,200
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (10)(13)			(1)	—
			7,193	7,200
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 8/19/2021		11,295	11,295	10,769
500 Class A Common Units in Omniplex Holdings Corp.			500	485
64.041 Class A-1 Common Units in Omniplex Holdings Corp.			104	—
			11,899	11,254
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		16,359	16,195	7,316
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)		51,648	36,563	44,327
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)			—	—
			52,758	51,643
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		89,814	89,794	47,081
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (10)(13)			(1)	—
2,863 Preferred Units of AVI Holdings, L.P.			1,820	—
			91,613	47,081
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,726	1,481
			1,726	1,481
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	23,923
			24,000	23,923
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)		$4,450	$4,001	$4,378
			4,001	4,378
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (11)			7,946	5,780
			7,946	5,780
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2018		13,863	13,863	13,305
			13,863	13,305
Bracket Holding Corp.	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (13)		32,000	32,000	32,028
50,000 Common Units in AB Group Holdings, LP			500	1,077
			32,500	33,105
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023			213	700
			213	700
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		12,777	12,751	12,826
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,569	5,425	5,577
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		5,604	5,599	5,604
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		829	823	829
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,169
			25,598	26,005
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2018 (12)(13)		48,293	48,260	46,758
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2018 (13)		1,000	996	1,000
2,000,000 Units in T5 Investment Vehicle, LLC			2,000	186
			51,256	47,944
Epic Health Services, Inc. (9)	Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)		31,867	31,539	31,867
			31,539	31,867
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,927	$5,927	$5,925
498.6 Class A Preferred Units in Kason Investment, LLC			499	397
5,540 Class A Common Units in Kason Investment, LLC			55	—
			6,481	6,322
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,503	1,615
			1,503	1,615
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,266	39,119	39,270
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	7,294
			40,077	46,564
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,909	7,800
			7,909	7,800
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,462	5,489
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(4)	—
100,000 Common Units in OSYS Holdings, LLC			1,000	899
			6,458	6,388
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,419	1,753
			1,419	1,753
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.			5,165	5,198
			5,165	5,198
Lift Brands, Inc. (9)	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,118	22,045	22,084
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)			(18)	—
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,277
			24,027	24,361
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			1,304	1,440
			1,304	1,440
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated	Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)		$26,909	$26,909	$26,600
50 Series A Preferred Shares in Long's Drugs Incorporated			813	1,089
			27,722	27,689
Five9, Inc.	Internet software & services
118,577 Common Stock Warrants (exercise price $10.12) expiration date 2/20/2024			321	633
			321	633
Conviva Inc.	Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021			105	114
			105	114
OnCourse Learning Corporation	Education services
264,312 Class A Units in CIP OCL Investments, LLC			2,726	2,555
			2,726	2,555
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024			367	135
			367	135
Aptean, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 12/20/2022 (13)		4,200	4,158	4,242
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)		5,900	5,812	5,902
			9,970	10,144
Integrated Petroleum Technologies, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)		18,929	18,922	6,070
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)			(1)	—
			18,921	6,070
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		13,875	13,793	13,758
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)			—	—
180,707 Class C Units in ExamSoft Investor LLC			181	44
			13,974	13,802
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 6/2/2020 (13)		61,500	60,849	61,798
			60,849	61,798
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			$346	$356
			346	356
PR Wireless, Inc. (11)	Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)		$12,682	12,412	8,766
118.4211 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024			—	429
			12,412	9,195
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		13,500	13,442	12,603
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024			113	—
			13,555	12,603
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,151	6,151	6,217
300,000 Class A Common Units in RPLF Holdings, LLC			300	297
			6,451	6,514
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,995
			15,000	14,995
TV Borrower US, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (11) (13)		30,000	29,418	29,700
			29,418	29,700
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			993	1,161
			993	1,161
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			2,689	2,689
			2,689	2,689
ERS Acquisition Corp. (9)	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		41,149	39,230	2,057
			39,230	2,057
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)		29,878	29,219	29,606
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(71)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	5,588
			33,648	35,194
Answers Corporation	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (13)		4,925	4,906	2,536
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)		37,000	35,190	1,418
			40,096	3,954
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)		25,969	24,957	26,002
			24,957	26,002
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		4,214	4,171	4,226
			4,171	4,226
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,874	5,800
			5,874	5,800

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		$7,568	$7,568	$7,633
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	524
			8,068	8,157
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		44,837	44,597	43,941
			44,597	43,941
GTCR Valor Companies, Inc.	Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (13)		12,189	11,739	12,105
			11,739	12,105
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,882	16,405
			15,882	16,405
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		10,052	9,976	5,952
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		1,225	1,220	1,225
			11,196	7,177
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		17,000	17,000	17,359
			17,000	17,359
Janrain, Inc.	Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024			45	—
			45	—
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,982	4,940
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024			60	188
			5,042	5,128
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,435	18,326
			18,435	18,326
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		$7,000	$6,810	$6,615
			6,810	6,615
TIBCO Software, Inc.	Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)			—	—
			—	—
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,807	3,807	3,820
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	—
487.5 Class A Preferred Units			488	620
12,500 Class B Common Units			13	123
			4,308	4,563
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)			(1)	—
			(1)	—
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		26,813	26,813	26,845
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	—
483,645 Common Shares of WeddingWire, Inc.			1,200	1,135
			28,013	27,980
xMatters, Inc.	Internet software & services
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025			709	375
			709	375
Edge Fitness, LLC (9)	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,385
			3,398	3,385
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	14,616
			15,001	14,616
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		2,219	2,219	2,212
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		650	650	650
			2,869	2,862
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,958	16,108
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025			90	—
			16,048	16,108

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Access Medical Acquisition, Inc.	Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)			$151	$1,039
			151	1,039
QuorumLabs, Inc.	Internet software & services
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025			375	—
			375	—
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		$7,644	7,552	7,606
			7,552	7,606
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	29,001	29,712
			29,001	29,712
American Seafoods Group LLC	Food distributors
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,907	11,640
			11,907	11,640
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		49,297	48,536	49,739
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		5,596	5,464	5,596
			54,000	55,335
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,529
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025			—	178
			12,500	12,707
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,094	31,609	32,416
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (13)		3,190	3,129	3,190
			34,738	35,606
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,387
			43,000	43,387
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		24,155	24,155	23,926
3,500 Class A Units in Lytx Holdings, LLC			3,500	3,242
			27,655	27,168
Onvoy, LLC	Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (13)		14,625	14,364	14,607
			14,364	14,607
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		4,975	4,931	5,025
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		190	173	190
			5,104	5,215
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)		6,138	6,083	6,217
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)			(20)	—
			6,063	6,217
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)		14,826	14,820	14,907
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)			(2)	—
			14,818	14,907
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
(dollar amounts in thousands)
(unaudited)

Ping Identity Corporation	Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)		$42,500	$41,368	$42,442
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)			(66)	—
			41,302	42,442
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)		11,428	11,125	11,336
			11,125	11,336
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)		3,920	3,881	3,881
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)			(11)	—
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)		7,056	6,952	6,952
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (10)(13)			(29)	—
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (13)		350	340	340
			11,133	11,173
HSW RR, Inc.	Environmental & facilities services
First Lien Term Loan B, LIBOR+9% (1% floor) cash due 7/13/2020 (13)		45,000	45,000	45,000
			45,000	45,000
Sailpoint Technologies, Inc.
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (13)	Application software	14,348	14,085	14,353
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (10)(13)			(18)	—
			14,067	14,353
California Pizza Kitchen, Inc.	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)		4,988	4,941	4,976
			4,941	4,976
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)		5,486	5,381	5,431
			5,381	5,431
SPC Partners VI, L.P.	Multi-sector holdings
0.39% limited partnership interest (11)			—	—
			—	—
Vention Medical, Inc.	Healthcare equipment
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 12/31/2018 (13)		2,277	2,261	2,261
			2,261	2,261
Impact Sales, LLC	Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)		11,250	11,001	11,001
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (10)(13)			(83)	—
			10,918	11,001
Cheddar's Casual Café, Inc.	Restaurants
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/31/2021 (13)		10,000	9,500	9,500
			9,500	9,500
Total Non-Control/Non-Affiliate Investments (151.4% of net assets)			$1,690,796	$1,560,120
Total Portfolio Investments (189.4% of net assets)			$2,144,465	$1,951,742
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$148,720	$148,720
Other cash accounts			31,115	31,115
Total Cash and Cash Equivalents (17.5% of net assets)			179,835	179,835
Total Portfolio Investments, Cash and Cash Equivalents (206.9% of net assets)			$2,324,300	$2,131,577

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
December 31, 2016
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Thing5, LLC	October 27, 2016	+ 2.5% on Term Loan; + 0.5% on Revolver		Per loan amendment
Epic Health Services, Inc.	October 12, 2016	+ 1.0% on Term Loan		Per loan amendment
Refac Optical Group	October 24, 2016	+ 0.5% on Revolver, Term Loan A, Term Loan B, Term Loan C		Per loan amendment
Credit Infonet, Inc.	October 5, 2016	- 1.0% on Subordinated Term Loan	+ 0.75% on Subordinated Term Loan	Per loan amendment
Lift Brands, Inc.	August 15, 2016	+ 0.5% on Revolver and Term Loan		Per loan amendment
ERS Acquisition Corp.	August 3, 2016		+ 2.0% on Second Lien Term Loan	Per loan amendment
Edge Fitness, LLC	April 18, 2016	+ 1.0% on Term Loan		Per loan amendment
Metamorph US 3, LLC	October 1, 2016	+ 1.0% on Revolver	+2.0% on First Lien Term Loan	Per loan amendment
Maverick Healthcare Group, LLC	May 11, 2016		+ 2.0% on Term Loan A, Revolver, and Capex Line	Per loan amendment
	May 11, 2016	- 3.5% on Term Loan B	+ 5.5% on Term Loan B	Per loan amendment
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan and Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		-1.0% on Mezzanine Term Loan	Per loan amendment

(10)	Investment has undrawn commitments. A negative cost basis may result from unamortized fees. Unamortized fees are classified as unearned income which reduces cost basis.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2016, qualifying assets represent 86.0% of the Company's total assets and non-qualifying assets represent 14.0% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $14.0 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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
December 31, 2016
(dollar amounts in thousands)
(unaudited)

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(18)
In December 2016, the Company restructured its investment in Senior Loan Fund JV I, LLC. As part of the restructuring, the Company exchanged its subordinated notes for Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes issued by a newly formed, wholly owned subsidiary, SLF Repack Issuer 2016 LLC. The Class A Mezzanine Secured Deferrable Floating Rate Notes bear interest at a rate of LIBOR plus the applicable margin as defined in the indenture. The Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes are collectively referred to as the "mezzanine notes".

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

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017		$24,364	$24,351	$24,268
4,668,788 Shares of Preferred Stock			—	1,873
			24,351	26,141
Total Affiliate Investments (3.5% of net assets)			$34,955	$39,769

Non-Control/Non-Affiliate Investments (7)
HealthDrive Corporation (9)	Healthcare services
First Lien Term Loan A, 10% cash due 12/31/2016		3,958	$3,958	$3,958
First Lien Term Loan B, 12% cash 1% PIK due 12/31/2016		11,938	11,938	11,938
First Lien Revolver, 12% cash due 12/31/2016		466	466	466
			16,362	16,362
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		29,662	29,629	29,812
First Lien Revolver, 15% cash due 9/30/2019		1,000	1,000	1,000
452,914.87 Common Units in Cenegenics, LLC			598	613
345,380.141 Preferred Units in Cenegenics, LLC			300	300
			31,527	31,725
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			823	755
			823	755
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			456	302
			456	302
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			810	739
			810	739
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
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		$5,901	$5,901	$5,813
498.6 Class A Preferred Units in Kason Investment, LLC			499	566
5,540 Class A Common Units in Kason Investment, LLC			55	1
			6,455	6,380
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,398	1,515
			1,398	1,515
Systems Maintenance Services Holdings, Inc.	IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)		19,000	18,936	18,810
			18,936	18,810
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)			—	—
			—	—
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		39,265	39,104	39,300
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	5,902
			40,062	45,202
Vitera Healthcare Solutions, LLC	Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)		8,000	7,904	7,420
			7,904	7,420
The Active Network, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)		16,543	16,379	16,336
			16,379	16,336
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,496	5,507
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)			—	—
100,000 Common Units in OSYS Holdings, LLC			1,000	1,118
			6,496	6,625
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,524	1,888
			1,524	1,888
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019		12,694	12,694	12,610
30,000 Common Units in Aden & Anais Holdings, Inc.			3,000	2,010
			15,694	14,620
Lift Brands, Inc. (9)	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		22,268	22,255	22,186
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		2,000	1,997	2,000
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,732
			26,252	26,918
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			995	1,128
			995	1,128

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

(3)
Control Investments generally are defined by the 1940 Act, as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

(12)
The sale of a portion of this loan does not qualify for true sale accounting under FASB ASC Topic 860 - Transfers and Servicing ("ASC" 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $14.0 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

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

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that have each received a license from the SBA to operate as an SBIC, each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Finance Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of December 31, 2016, the Company's consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Funding II, LLC ("Funding II"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "SBIC Subsidiaries"), and FSFC Holdings, Inc ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

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
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the bond yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses two different valuation techniques. The first valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value.
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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the level 3 investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each level 3 investment in the Company's portfolio.
The fair value of each of the Company's investments at December 31, 2016 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2016, 81.8% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, the portfolio company is likely to continue timely payment of its remaining interest.
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
The Company generally recognizes dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
The Company reversed $0.7 million of dividend income during the three months ended December 31, 2015 upon the receipt of updated information from a portfolio company regarding the characterization of a cash distribution received in a prior period. The related Part I incentive fee reimbursement related to this adjustment was recorded during the three months ended December 31, 2015.
PIK Interest Income
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
Fee Income
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
Cash and Cash Equivalents and Restricted Cash:
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
As of December 31, 2016, included in cash and cash equivalents was $149.2 million held in bank accounts of the SBIC Subsidiaries. These cash and cash equivalents are permitted only for certain uses, including funding portfolio company investments to be held at the SBIC Subsidiaries, repaying SBA-guaranteed debentures and funding operating expenses of the SBIC Subsidiaries. This

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries or for other corporate purposes of the Company.
As of December 31, 2016, included in restricted cash was $1.1 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6). As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility. Pursuant to the terms of the Sumitomo Facility, the cash is restricted until the Company submits its required monthly reporting schedules.
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
Deferred Financing Costs:
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, the FASB issued ASU 2015-15, which provides further clarification on the same topic and states that the Securities and Exchange Commission ("SEC") would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended December 31, 2016 and applied a retrospective approach. As a result of the adoption, the Company reclassified $9.2 million of deferred financing costs assets to a direct deduction from the related debt liability on the Statement of Assets and Liabilities as of September 30, 2016. The adoption of this guidance had no impact on net assets or the Consolidated Statement of Operations.
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and the effective interest method for debt securities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination of a credit facility, the remaining balance of unamortized fees related to such facility is accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the three months ended December 31, 2016 and December 31, 2015.
Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and does not expect to incur a U.S. federal excise tax for calendar year 2016. The Company may incur a U.S. federal excise tax in future years.
The Company holds certain portfolio investments through taxable subsidiaries, including Funds of Funds and Holdings. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
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
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $14.4 million and $18.9 million in the aggregate as of December 31, 2016 and September 30, 2016, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable", "SBA debentures payable", and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

"unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "insurance recoveries receivable," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to FSC CT," "interest payable," "amounts payable to syndication partners," "director fees payable," "payables from unsettled transactions" and "legal settlements payable" approximate fair value due to their short maturities.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and its ongoing financial reporting.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning for the annual fiscal 2017 period and is not expected to have a material effect on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company adopted ASU 2015-07 during the three months ended December 31, 2016 and determined that the adoption did not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2016. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended December 31, 2016. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 3. Portfolio Investments
At December 31, 2016, 189.4% of net assets, or $2.0 billion, was invested in 123 portfolio investments, including the Company's investment in Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $101.0 million, $24.8 million and $13.9 million, respectively. At December 31, 2016, 17.6% of net assets, or $181.0 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2016, 189.6% of net assets, or $2.2 billion, was invested in 129 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $129.0 million and $13.7 million, respectively, and 11.4% of net assets, or $130.4 million, was invested in cash and cash equivalents (including restricted cash). As of December 31, 2016, 77.6% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.1% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2016, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.2% consisted of subordinated notes, including debt investments in SLF JV I.
Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three months ended December 31, 2016 and December 31, 2015, the Company recorded net realized gain (loss) on investments and secured borrowings of $(23.1) million and $1.4 million, respectively. During the three months ended December 31, 2016 and December 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $74.4 million and $90.8 million, respectively.
The composition of the Company's investments as of December 31, 2016 and September 30, 2016 at cost and fair value was as follows:

	December 31, 2016		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,842,153	$1,644,995	$1,960,581	$1,845,808
Investments in equity securities	160,354	167,103	162,343	176,970
Debt investments in SLF JV I	125,786	125,786	144,841	129,004
Equity investment in SLF JV I	16,172	13,858	16,093	13,709
Total	$2,144,465	$1,951,742	$2,283,858	$2,165,491
The composition of the Company's debt investments as of December 31, 2016 and September 30, 2016 at fixed rates and floating rates was as follows:

	December 31, 2016		September 30, 2016
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$336,935	19.03%	$376,207	19.05%
Floating rate debt securities, including debt investments in SLF JV I	1,433,846	80.97	1,598,605	80.95
Total	$1,770,781	100.00%	$1,974,812	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of December 31, 2016, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$1,514,361	$—	$1,514,361
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	—	256,420	—	256,420
Investments in equity securities (preferred)	—	—	49,588	—	49,588
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	93,020	38,353	131,373
Total investments at fair value	—	—	1,913,389	38,353	1,951,742
Cash and cash equivalents	179,835	—	—	—	179,835
Total assets at fair value	$179,835	$—	$1,913,389	$38,353	$2,131,577
Secured borrowings relating to senior secured debt investments	—	—	13,981	—	13,981
Total liabilities at fair value	$—	$—	$13,981	$—	$13,981
__________

(a)
In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table presents the financial instruments carried at fair value as of September 30, 2016, on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$1,689,535	$—	$1,689,535
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	—	285,277	—	285,277
Investments in equity securities (preferred)	—	—	47,749	—	47,749
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	106,540	36,390	142,930
Total investments at fair value	—	—	2,129,101	36,390	2,165,491
Cash and cash equivalents	117,923	—	—	—	117,923
Total assets at fair value	$117,923	$—	$2,129,101	$36,390	$2,283,414
Secured borrowings relating to senior secured debt investments	—	—	18,400	—	18,400
Total liabilities at fair value	$—	$—	$18,400	$—	$18,400
__________

(a)
In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to December 31, 2016 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
New investments & net revolver activity	99,858	126,402	—	1,586	227,846	—
Redemptions/repayments	(194,616)	(150,043)	(652)	(1,786)	(347,097)	(4,503)
Net accrual (receipt) of PIK interest income	(1,026)	(247)	676	—	(597)	—
Accretion of OID	2,201	—	—	—	2,201	—
Net change in unearned income	(26)	11	—	—	(15)	—
Net unrealized appreciation (depreciation) on investments	(81,425)	14,877	1,372	(9,720)	(74,896)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	84
Realized gain (loss) on investments	(140)	(19,857)	443	(3,600)	(23,154)	—
Fair value as of December 31, 2016	$1,514,361	$256,420	$49,588	$93,020	$1,913,389	$13,981
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2016 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2016	$(80,481)	$(793)	$1,697	$(11,786)	$(91,363)	$84

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to December 31, 2015 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$85,179	$2,368,148	$21,182
New investments & net revolver activity	347,464	—	299	2,153	349,916	—
Redemptions/repayments	(309,801)	(29,006)	(760)	(2,722)	(342,289)	(1,812)
Net accrual of PIK interest income	1,456	980	506	—	2,942	—
Accretion of OID	1,139	—	—	—	1,139	—
Net change in unearned income	(57)	21	—	—	(36)	—
Net unrealized appreciation (depreciation) on investments	(60,518)	(20,287)	72	(4,953)	(85,686)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(212)
Realized gain (loss) on investments	(89)	—	—	714	625	—
Fair value as of December 31, 2015	$1,872,729	$310,736	$30,923	$80,371	$2,294,759	$19,158
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2015 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2015	$(58,818)	$(20,291)	$72	$(4,193)	$(83,230)	$(212)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of December 31, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$979,677	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	9.0%	2.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.3)%	-	3.8%	0.0%
	165,709	Market and income approach	Weighted average cost of capital		13.0%	-	35.0%	18.4%
			Company specific risk premium	(a)	2.0%	-	20.0%	3.7%
			Revenue growth rate		5.0%	-	17.8%	8.0%
			EBITDA/Revenue multiple	(b)	0.7x	-	4.8x	2.0x
	123,405	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	245,570	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	116,016	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium (discount)	(a)	1.3%	-	6.5%	3.8%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium (discount)	(a)	(1.1)%	-	3.8%	0.9%
	14,618	Market and income approach	Weighted average cost of capital		18.0%	-	19.0%	18.5%
			Company specific risk premium	(a)	2.0%	-	10.0%	6.0%
			Revenue growth rate		(6.4)%	-	20.2%	6.9%
			EBITDA multiple	(b)	7.3x	-	7.3x	7.3x
SLF JV I debt investments	125,786	Transactions precedent approach	Transaction price		N/A	-	N/A	N/A
Preferred & common equity	142,608	Market and income approach	Weighted average cost of capital		9.0%	-	28.0%	16.6%
			Company specific risk premium	(a)	1.0%	-	12.0%	2.2%
			Revenue growth rate		0.0%	-	98.2%	4.8%
			EBITDA/Revenue multiple	(b)	1.0x	-	31.4x	7.1x
Total	$1,913,389
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$13,981	Bond yield approach	Capital structure premium	(a)	0.0%	-	0.0%	0.0%
			Tranche specific risk premium (discount)	(a)	(3.5)%	-	3.5%	2.8%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.6%	-	0.6%	0.6%

Total	$13,981
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,096,434	Bond yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(4.5)%	-	8.0%	1.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.9)%	-	5.4%	(0.1)%
	107,745	Market and income approach	Weighted average cost of capital		16.0%	-	35.0%	20.5%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.5%
			Revenue growth rate		(19.6)%	-	32.0%	(10.2)%
			EBITDA/Revenue multiple		0.7x	-	6.7x	5.6x
	206,141	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	279,215	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	142,691	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium (discount)	(a)	1.0%	-	4.0%	2.8%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium (discount)	(a)	(1.3)%	-	1.1%	0.1%
	13,582	Market and income approach	Weighted average cost of capital		19.0%	-	23.0%	20.0%
			Company specific risk premium	(a)	2.0%	-	15.0%	5.2%
			Revenue growth rate		(2.9)%	-	(2.9)%	(2.9)%
			Revenue multiple	(b)	1.4x	-	1.4x	1.4x
SLF JV I debt investments	129,004	Bond yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.2)%	-	(1.2)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.9%	-	1.9%	1.9%
Preferred & common equity	154,289	Market and income approach	Weighted average cost of capital		9.0%	-	35.0%	15.6%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.2%
			Revenue growth rate		0.9%	-	156.0%	32.5%
			EBITDA/Revenue multiple	(b)	0.7x	-	18.0x	7.7x
Total	$2,129,101
Liability	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Secured borrowings	$18,400	Bond yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.0%	-	1.0%	1.0%
Total	$18,400
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the bond yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$441,413	$441,413	$—	$—	$441,413
SBA debentures payable	210,204	197,703	—	—	197,703
Unsecured notes payable	405,001	415,578	—	159,683	255,895
Total	$1,056,618	$1,054,694	$—	$159,683	$895,011
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$516,295	$516,295	$—	$—	$516,295
SBA debentures payable	210,011	198,536	—	—	198,536
Unsecured notes payable	404,630	422,307	—	165,444	256,863
Total	$1,130,936	$1,137,138	$—	$165,444	$971,694

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31, 2016		September 30, 2016
Cost:
Senior secured debt	$1,695,782	79.08%	$1,789,532	78.36%
Subordinated debt	146,371	6.83	171,049	7.49
Debt investments in SLF JV I	125,786	5.87	144,841	6.34
LLC equity interests of SLF JV I	16,172	0.75	16,093	0.70
Purchased equity	79,185	3.69	82,516	3.61
Equity grants	54,702	2.55	54,702	2.40
Limited partnership interests	26,467	1.23	25,125	1.10
Total	$2,144,465	100.00%	$2,283,858	100.00%
Fair Value:
Senior secured debt	$1,514,361	77.59%	$1,689,535	78.02%
Subordinated debt	130,634	6.69	156,273	7.22
Debt investments in SLF JV I	125,786	6.44	129,004	5.96
LLC equity interests of SLF JV I	13,858	0.71	13,709	0.63
Purchased equity	109,878	5.63	114,047	5.27
Equity grants	32,730	1.68	40,241	1.86
Limited partnership interests	24,495	1.26	22,682	1.04
Total	$1,951,742	100.00%	$2,165,491	100.00%

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

	December 31, 2016		September 30, 2016
Cost:
Northeast U.S.	$643,772	30.01%	$660,616	28.92%
Southwest U.S.	428,587	19.99	416,060	18.22
West U.S.	412,069	19.22	470,700	20.61
Midwest U.S.	279,971	13.06	320,368	14.03
Southeast U.S.	276,468	12.89	308,770	13.52
International	92,680	4.32	107,344	4.70
Northwest U.S.	10,918	0.51	—	—
Total	$2,144,465	100.00%	$2,283,858	100.00%

Fair Value:
Northeast U.S.	$615,075	31.52%	$607,240	28.03%
Southwest U.S.	363,076	18.60	406,307	18.76
West U.S.	382,423	19.59	452,078	20.88
Midwest U.S.	196,119	10.05	263,434	12.17
Southeast U.S.	284,155	14.56	323,481	14.94
International	99,893	5.12	112,951	5.22
Northwest U.S.	11,001	0.56	—	—
Total	$1,951,742	100.00%	$2,165,491	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of December 31, 2016 and September 30, 2016 was as follows:

	December 31, 2016		September 30, 2016
Cost:
Healthcare services	$364,360	16.98%	$379,250	16.60%
Internet software & services	343,229	16.01	361,396	15.80
Multi-sector holdings	160,480	7.48	178,113	7.80
Advertising	143,271	6.68	170,517	7.47
Healthcare equipment	122,131	5.70	119,705	5.24
Environmental & facilities services	99,000	4.62	99,054	4.34
Data processing & outsourced services	78,568	3.66	83,988	3.68
Diversified support services	77,176	3.60	85,150	3.73
Construction & engineering	66,128	3.08	66,337	2.90
Research & consulting services	63,089	2.94	63,137	2.76
Pharmaceuticals	59,576	2.78	59,521	2.61
Integrated telecommunication services	56,194	2.62	56,343	2.47
Airlines	50,850	2.37	71,067	3.11
Application software	48,032	2.24	48,581	2.13
Industrial machinery	46,558	2.17	46,517	2.04
Specialty stores	46,246	2.16	46,618	2.04
Oil & gas equipment services	45,659	2.13	45,646	2.00
IT consulting & other services	33,007	1.54	51,868	2.27
Air freight and logistics	32,991	1.54	31,657	1.39
Leisure facilities	31,731	1.48	33,981	1.49
Consumer electronics	25,597	1.19	24,870	1.09
Home improvement retail	23,968	1.12	24,352	1.07
Education services	23,556	1.10	23,568	1.03
Auto parts & equipment	16,643	0.78	16,643	0.73
Security & alarm services	14,768	0.69	13,520	0.59
Restaurants	14,441	0.67	4,951	0.22
Other diversified financial services	14,055	0.66	14,794	0.65
Food distributors	11,907	0.56	11,903	0.52
Thrift & mortgage finance	7,946	0.37	7,946	0.35
Healthcare technology	7,909	0.37	7,904	0.35
Commercial printing	6,063	0.28	6,090	0.27
Apparel, accessories & luxury goods	5,165	0.24	15,694	0.69
Food retail	4,171	0.19	4,169	0.18
Specialized consumer services	—	—	9,014	0.39
Leisure products	—	—	—	—
Human resources & employment services	—	—	(6)	—
Total	$2,144,465	100.00%	$2,283,858	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2016		September 30, 2016
Fair Value:
Healthcare services	$333,840	17.11%	$360,937	16.64%
Internet software & services	305,842	15.67	326,665	15.09
Multi-sector holdings	158,360	8.11	159,549	7.37
Healthcare equipment	101,643	5.21	120,827	5.58
Environmental & facilities services	100,335	5.14	100,852	4.66
Advertising	99,899	5.12	149,337	6.90
Data processing & outsourced services	74,838	3.83	80,435	3.71
Construction & engineering	63,987	3.28	62,740	2.90
Research & consulting services	62,852	3.22	63,404	2.93
Airlines	60,999	3.13	77,046	3.56
Pharmaceuticals	59,315	3.04	60,517	2.79
Integrated telecommunication services	53,502	2.74	53,092	2.45
Industrial machinery	52,887	2.71	51,581	2.38
Application software	50,361	2.58	50,799	2.35
Specialty stores	44,974	2.30	45,233	2.09
Diversified support services	39,091	2.00	75,720	3.50
Leisure products	35,209	1.80	34,981	1.62
IT consulting & other services	33,034	1.69	51,460	2.38
Leisure facilities	32,309	1.66	34,486	1.59
Consumer electronics	26,004	1.33	25,180	1.16
Home improvement retail	25,927	1.33	26,141	1.21
Auto parts & equipment	18,736	0.96	18,688	0.86
Education services	17,369	0.89	19,745	0.91
Restaurants	14,476	0.74	4,985	0.23
Security & alarm services	14,116	0.72	13,776	0.64
Other diversified financial services	13,345	0.68	14,777	0.68
Food distributors	11,640	0.60	11,400	0.53
Oil & gas equipment services	9,949	0.51	16,783	0.78
Healthcare technology	7,800	0.40	7,420	0.34
Air freight and logistics	7,682	0.39	7,046	0.33
Commercial printing	6,217	0.32	6,127	0.28
Thrift & mortgage finance	5,780	0.30	5,846	0.27
Apparel, accessories & luxury goods	5,198	0.27	14,620	0.68
Food retail	4,226	0.22	4,214	0.19
Specialized consumer services	—	—	9,082	0.42
Human resources & employment services	—	—	—	—
Total	$1,951,742	100.00%	$2,165,491	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. As of December 31, 2016 and September 30, 2016, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the three months ended December 31, 2016 and December 31, 2015, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. As of December 31, 2016, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes which mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of December 31, 2016 and September 30, 2016, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of December 31, 2016 and September 30, 2016, the Company owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
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
As of December 31, 2016 and September 30, 2016, SLF JV I had total assets of $318.8 million and $338.5 million, respectively. As of December 31, 2016, the Company's investment in SLF JV I consisted of LLC equity interests of $13.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $24.8 million, at fair value, respectively. As of September 30, 2016, the Company's investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank facility and Credit Suisse facility described below. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 34 and 37 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2016 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of December 31, 2016 and September 30, 2016, the Company and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from the Company. As of September 30, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of December 31, 2016, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of December 31, 2016 and September 30, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of December 31, 2016 and September 30, 2016. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.50% per annum with no LIBOR floor as of December 31, 2016. Under the Deutsche Bank facility, $100.0 million was outstanding as of December 31, 2016 and September 30, 2016.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"). Accordingly, SLF JV I’s total debt capacity was $400.0 million as of December 31, 2016. As of December 31, 2016 and September 30, 2016, there were $51.7 million and $67.0 million of borrowings outstanding under the Credit Suisse facility, respectively. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2016, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Senior secured loans (1)	$288,214	$324,406
Weighted average interest rate on senior secured loans (2)	7.96%	7.84%
Number of borrowers in SLF JV I	34	37
Largest exposure to a single borrower (1)	$19,035	$19,775
Total of five largest loan exposures to borrowers (1)	$88,469	$93,926
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of December 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,875	$4,810	$4,799
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,151	4,811
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,062	8,082	8,099
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,935	5,932	5,935
		301,913.06 Class B Preferred Units				302	346
		928.96 Class A Common Units				5,474	1,166
Total Ameritox, Ltd.					5,935	11,708	7,447
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,169	17,016	16,938
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,150	3,124	3,170
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,800	9,671	9,874
Total Compuware Corporation					12,950	12,795	13,044
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,116	2,111	2,121
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,545	4,563
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,618	9,666	9,700
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,556
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,035	18,769	19,099
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,950	4,909	4,946
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,968	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,250	9,267	9,262
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,250	9,163	9,262
Total InMotion Entertainment Group, LLC					18,500	18,430	18,524

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,651
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+8% (1% floor)	18,915	18,889	18,768
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,961	7,961	7,886
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,052	9,886	5,951
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,500	4,433	4,667
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,994	3,054
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,691	4,786
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,289	1,309
Total My Alarm Center, LLC					9,000	8,974	9,149
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	993	953	987
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,163	6,101	6,017
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,902	10,793
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	6,548	6,498	6,541
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,455	4,417	4,444
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,736	4,548	4,764
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,322
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,775	9,620	9,787
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,850	14,664	14,983
Vention Medical, Inc. (3)	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,841	11,841	11,752
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,727	4,727	4,704
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,673	2,653	2,660
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,899	9,860	9,850
					$288,214	$292,216	$275,269
__________
(1) Represents the interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2016 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of December 31, 2016.
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
(5) This investment was on cash non-accrual status as of December 31, 2016.

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
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
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
The cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $2.9 million and $2.7 million on its investments in these notes for the three months ended December 31, 2016 and December 31, 2015, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company was $101.0 million as of December 31, 2016. The Company earned interest of $0.2 million on its investments in these notes for the three months ended December 31, 2016. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company was $24.8 million as of December 31, 2016. The Company earned PIK interest of $0.1 million on its investments in these notes for the three months ended December 31, 2016. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $13.9 million, respectively, as of December 31, 2016, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. The Company earned dividend income of $0.7 million and $1.8 million for the three months ended December 31, 2016 and December 31, 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and December 31, 2015:

	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2016: $292,216; cost September 30, 2016: $327,720)	$275,269	$315,153
Receivables from secured financing arrangements at fair value (cost December 31, 2016: $9,758; cost September 30, 2016: $10,014)	9,421	9,672
Cash and cash equivalents	24,567	1,878
Restricted cash	5,765	7,080
Other assets	3,824	4,700
Total assets	$318,846	$338,483

Senior credit facilities payable	$151,653	$167,012
Debt securities payable at fair value (proceeds December 31, 2016: $143,755 and September 30, 2016: $165,533)	143,755	147,433
Other liabilities	7,600	8,371
Total liabilities	$303,008	$322,816
Members' equity	15,838	15,667
Total liabilities and members' equity	$318,846	$338,483

	Three months ended December 31, 2016	Three months ended December 31, 2015
Selected Statements of Operations Information:
Interest income	$6,759	$7,728
Other income	308	345
Total investment income	7,067	8,073
Interest expense	6,014	4,908
Other expenses	408	131
Total expenses (1)	6,422	5,039
Net unrealized depreciation	(22,473)	(6,892)
Net realized gain	22,708	—
Net income (loss)	$880	$(3,858)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on a recent transaction price.
During the three months ended December 31, 2016, the Company did not sell any senior secured debt investments to SLF JV I. During the three months ended December 31, 2015, the Company sold $9.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $9.4 million cash consideration. The Company recognized a $0.1 million realized loss on these transactions.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of December 31, 2016 and September 30, 2016 was $1.3 million.
As of December 31, 2016, the Company had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended December 31, 2016, the Company recorded total fee income of $3.6 million, $0.8 million of which was recurring in nature. For the three months ended December 31, 2015, the Company recorded total fee income of $8.8 million, $2.0 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three months ended December 31, 2016 and December 31, 2015:

(Share amounts in thousands)	Three months ended December 31, 2016	Three months ended December 31, 2015 (1)
Earnings (loss) per common share — basic:
Net decrease in net assets resulting from operations	$(74,242)	$(62,886)
Weighted average common shares outstanding — basic	142,853	150,263
Loss per common share — basic	$(0.52)	$(0.42)
Earnings (loss) per common share — diluted:
Net decrease in net assets resulting from operations, before adjustments	$(74,242)	$(62,886)
Adjustments for interest on convertible notes, base management fees and incentive fees	—	—
Net decrease in net assets resulting from operations, as adjusted	$(74,242)	$(62,886)
Weighted average common shares outstanding — basic	142,853	150,263
Adjustments for dilutive effect of convertible notes	—	—
Weighted average common shares outstanding — diluted	142,853	150,263
Loss per common share — diluted	$(0.52)	$(0.42)
__________
(1) Items relating to the Convertible Notes (as defined in Note 13) outstanding that were anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the three months ended December 31, 2015, anti-dilution totaled approximately $0.03.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income.
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
For income tax purposes, the Company estimates that its distributions for the calendar year will be composed primarily of ordinary income, and will be appropriately reported to the Internal Revenue Service and stockholders for the calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2016 and December 31, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued		DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
Total for the three months ended December 31, 2016			$0.18	$ 24.0 million	232,669		$ 1.3 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
Total for the three months ended December 31, 2015			$0.18	$ 25.2 million	297,193		$ 1.8 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.
Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2016 and December 31, 2015.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. During the three months ended December 31, 2016 and 2015, the Company did not repurchase any shares of its common stock under this common stock repurchase program.
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the three months ended December 31, 2016, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the new common stock repurchase program. Common stock repurchases under the program were made in the open market. As of December 31, 2016, there is no availability under the new common stock repurchase program to repurchase additional common stock.
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
As of December 31, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, Holdings, and its indirect wholly-owned subsidiary, Fund of Funds, subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding II (as defined below) as set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Holdings, ING Capital LLC, as collateral agent, and the Company. Fund of Funds and Holdings were formed to hold certain of the Company's portfolio companies for tax purposes and have no other operations.

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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affecting the Company's liquidity, financial condition and results of operations. As of December 31, 2016, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2016, the Company had $402.5 million of borrowings outstanding under the ING facility, which had a fair value of $402.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.945% for the three months ended December 31, 2016. For the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $4.2 million and $3.3 million, respectively, related to the ING facility.

Sumitomo Facility
On September 16, 2011, Funding II, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement"), as amended from time to time, with respect to a credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of December 31, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
In connection with the Sumitomo facility, the Company entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of December 31, 2016, the Company was in compliance with all financial covenants under the Sumitomo facility.

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
As of December 31, 2016, the Company had $38.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $38.9 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.784% for the three months ended December 31, 2016. For the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $0.6 million and $0.4 million, respectively, related to the Sumitomo facility.

SBIC Subsidiaries
On February 3, 2010, the Company's consolidated, wholly-owned subsidiary, FSMP IV, received a license, effective February 1, 2010, from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, the Company's consolidated, wholly-owned subsidiary, FSMP V, received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of December 31, 2016 and September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.7 million and $136.6 million, respectively. As of December 31, 2016 and September 30, 2016, the fair value of these debentures was $130.9 million and $131.0 million, respectively. As of December 31, 2016, these debentures bore interest at a weighted average interest rate of 3.625% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
As of December 31, 2016 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.5 million and $73.4 million, respectively. As of December 31, 2016 and September 30, 2016, the fair value of these debentures was $66.8 million and $67.5 million, respectively. As of December 31, 2016, these debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of December 31, 2016, the $213.3 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.348% (excluding the SBA annual charge).
For the three months ended December 31, 2016 and December 31, 2015, the Company recorded aggregate interest expense of $2.2 million and $2.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it, as of December 31, 2016, to borrow up to $213.3 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of December 31, 2016, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

Accumulated PIK interest activity for the three months ended December 31, 2016 and December 31, 2015 was as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015
PIK balance at beginning of period	$62,631	$50,678
Gross PIK interest accrued	5,046	5,823
PIK income reserves (1)	(2,209)	(2,529)
PIK interest received in cash	(3,434)	(577)
Loan exits and other PIK adjustments	—	—
PIK balance at end of period	$62,034	$53,395
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of December 31, 2016, there were 11 investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of December 31, 2015, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2016, September 30, 2016 and December 31, 2015 were as follows:

	December 31, 2016				September 30, 2016				December 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,609,935	81.81%	$1,641,213	92.69%	$1,890,606	89.80%	$1,854,228	93.89%	$2,136,516	90.79%	$2,083,424	95.42%
PIK non-accrual (1)	53,110	2.70	33,727	1.90	40,187	1.91	31,548	1.60	66,579	2.83	17,404	0.80
Cash non-accrual (2)	304,893	15.49	95,841	5.41	174,629	8.29	89,036	4.51	150,194	6.38	82,637	3.78
Total	$1,967,938	100.00%	$1,770,781	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,353,289	100.00%	$2,183,465	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of December 31, 2016, September 30, 2016 and December 31, 2015 was as follows:

	December 31, 2016	September 30, 2016	December 31, 2015
Ameritox Ltd. (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	—	PIK non-accrual (1)
CCCG, LLC (4)	—	—	Cash non-accrual (1)
JTC Education, Inc. (3)	—	—	Cash non-accrual (1)
Answers Corporation (5)	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	—
Express Group Holdings LLC	Cash non-accrual (1)	Cash non-accrual (1)	—
AdVenture Interactive, Corp.	Cash non-accrual (1)	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
Integrated Petroleum Technologies, Inc.	Cash non-accrual (1)	—	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC - first lien term loan B	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	In April 2016, the Company restructured its investment in Ameritox Ltd. As part of the restructuring, the Company received debt and equity securities in the restructured entity.

(3)	The Company no longer held this investment at December 31, 2016 and September 30, 2016.

(4)
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

(5)
As of December 31, 2015, only the second lien term loan was on PIK non-accrual. As of December 31, 2016 and September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

Income non-accrual amounts for the three months ended December 31, 2016 and December 31, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended December 31, 2016	Three months ended December 31, 2015
Cash interest income	$5,402	$3,670
PIK interest income	2,209	2,528
OID income	75	6,960
Total	$7,686	$13,158

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses which are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; (5) income or loss recognition on exited investments; and (6) related to investments in controlled foreign corporations.
At September 30, 2016, the Company had net capital loss carryforwards of $268.0 million to offset net capital gains, to the extent available and permitted by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $256.2 million will not expire, of which $55.3 million are available to offset future short-term capital gains and $200.9 million are available to offset future long-term capital gains.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three months ended December 31, 2016.

Net decrease in net assets resulting from operations	(74,242)
Net unrealized depreciation on investments and secured borrowings	74,440
Book/tax difference due to loan fees	16
Book/tax difference due to exit fees	1,081
Book/tax difference due to organizational and deferred offering costs	(22)
Book/tax difference due to interest income on certain loans	(168)
Book/tax difference due to capital losses not recognized	24,206
Other book-tax differences	(1,871)
Taxable/Distributable Income(1)	$23,440
__________
(1) The Company's taxable income for the three months ended December 31, 2016 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2016, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital losses	(268,025)
Unrealized losses, net	(48,000)
The Company uses the asset and liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. The Company has recorded a deferred tax asset for the difference in the book and tax basis of certain equity investments and tax net operating losses held by its taxable subsidiaries of $0.3 million. However, this amount has been fully offset by a valuation allowance, since it is more-likely-than-not that this deferred tax asset will not be realized.
The Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning with the Company's tax year ended September 30, 2011 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the losses incurred in taxable years ended prior to the Company’s tax year ended September 30, 2011, which are subject to an expiration date. As a result of the ordering rule, capital loss carryforwards from the Company’s tax year ended prior to its tax year ended September 30, 2011 may be more likely to expire unused than under previous tax law.
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
A summary of the Company's recorded investment realization events for the three months ended December 31, 2016 is shown in the table below:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	Systems Maintenance Services Holdings, Inc.	Debt	$ 19.0 million	$—	Full payoff
November 2016	First Star Aviation, LLC	Equity	2.5 million	(3.8 million)	Sale of equity investment
November 2016	HealthDrive Corporation	Debt	15.5 million	—	Full payoff
November 2016	The Active Network, Inc.	Debt	16.5 million	—	Full payoff
November 2016	Aden & Anais Merger Sub, Inc.	Debt	12.0 million	—	Full payoff
November 2016	Legalzoom.com, Inc.	Debt	9.0 million	—	Full payoff
December 2016	Discovery Practice Management, Inc.	Debt	33.7 million	—	Full payoff
December 2016	Ansira Partners, Inc.	Debt and Equity	38.6 million	0.4 million	Full payoff /sale of equity investment
December 2016	Aptean, Inc.	Debt	3.0 million	—	Full payoff
December 2016	Access Medical Acquisition, Inc.	Debt and Equity	12.6 million	—	Full payoff /sale of equity investment
December 2016	Ministry Brands, LLC	Debt	30.2 million	—	Full payoff
December 2016	Senior Loan Fund JV I, LLC	Debt	125.8 million	(19.9 million)	Restructuring
$ (22.9 million)
During the three months ended December 31, 2016, the Company received payments of $6.4 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $0.2 million on these transactions.
A summary of the Company's recorded investment realization events for the three months ended December 31, 2015 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Affordable Care, Inc.	Debt	$ 23.3 million	$—	Full payoff
October 2015	CoAdvantage Corporation	Debt and Equity	16.4 million	0.7 million	Full payoff /sale of equity investment
October 2015	First Choice ER, LLC	Debt	119.0 million	—	Full payoff
October 2015	DigiCert, Inc.	Debt	33.3 million	—	Full payoff
October 2015	Idera, Inc.	Debt	7.4 million	—	Full payoff
December 2015	EducationDynamics, LLC	Debt	13.9 million	—	Full payoff
December 2015	World50, Inc.	Debt	14.2 million	—	Full payoff
$ 0.7 million
During the three months ended December 31, 2015, the Company received payments of $101.6 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized gain of $0.7 million on these transactions.
During the three months ended December 31, 2016, the Company recorded net unrealized depreciation on investments and secured borrowings of $74.4 million. This consisted of $81.2 million of net unrealized depreciation on debt investments, $9.6 million of net unrealized depreciation on equity investments and $0.1 million of net unrealized appreciation on secured borrowings, offset by $16.5 million of net reclassifications to realized losses (resulting in unrealized appreciation).
During the three months ended December 31, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $90.8 million. This consisted of $79.0 million of net unrealized depreciation on debt investments, $9.7 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $0.2 million of net unrealized depreciation on secured borrowings

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10. Concentration of Credit Risks
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
The Revised Management Fee was intended to provide for a reduction in the base management fee payable by the Company to the Investment Adviser during the Waiver Period in connection with the issuance or sale of shares of the Company's common stock, including new shares issued as dividends or pursuant to the Company's dividend reinvestment plan, but excluding certain non-ordinary course transactions.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that the Investment Adviser will agree to additional waivers of management or incentive fees in any future period. The Revised Management Fee did not result in any recalculations of the base management fee prior to the expiration of the Waiver Period.
For the three months ended December 31, 2016 and December 31, 2015, base management fees (net of waivers) were $8.6 million and $11.7 million, respectively.
For the three months ended December 31, 2016 and December 31, 2015, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Incentive Fee
The incentive fee has two parts. The first part ("Part I incentive fee" or "income incentive fee") is calculated and payable quarterly in arrears based on the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding fiscal quarter. For this purpose, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Company's administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2% per quarter, subject to a "catch-up" provision measured as of the end of each fiscal quarter. The Company's net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. The operation of the incentive fee with respect to the Company's Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any fiscal quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2% (the "preferred return" or "hurdle");

•
100% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any fiscal quarter is payable to the Investment Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) as the "catch-up." The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter; and

•
20% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any fiscal quarter is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

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
For the three months ended December 31, 2016 and December 31, 2015, incentive fees were $4.1 million and $3.7 million, respectively.
At December 31, 2016 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $12.4 million and $16.0 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.
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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT, under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including providing the Company with its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. The Company utilizes office space in Greenwich, CT that is leased by FSC CT from an affiliate controlled by the chief executive officer of the Investment Adviser and FSC CT, Mr. Leonard M. Tannenbaum. The Company also utilizes additional office space that is leased by affiliates of the Investment Adviser and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at these locations is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2016, the Company accrued administrative expenses of $1.4 million, including $0.9 million of general and administrative expenses, which are due to FSC CT. At December 31, 2016 and September 30, 2016, $2.1 million and $2.2 million was included in "Due to FSC CT" in the Consolidated Statement of Assets and Liabilities, respectively. For the three months ended December 31, 2015, the Company accrued administrative expenses of $1.5 million, including $0.9 million of general and administrative expenses, which were due to FSC CT.
As of December 31, 2016, a subsidiary of FSAM held 8,399,520 shares of the Company's common stock, which represents approximately 6.0% of the Company's common stock outstanding.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended December 31, 2016	Three months ended December 31, 2015
Net asset value at beginning of period	$7.97	$9.00
Net investment income (4)	0.16	0.18
Net unrealized depreciation on investments and secured borrowings (4)	(0.52)	(0.60)
Net realized gain (loss) on investments and secured borrowings (4)	(0.16)	0.01
Distributions to stockholders (4)	(0.18)	(0.18)
Net issuance/repurchases of common stock (4)	0.04	—
Net asset value at end of period	$7.31	$8.41
Per share market value at beginning of period	$5.81	$6.17
Per share market value at end of period	$5.37	$6.38
Total return (1)	(4.44)%	6.43%
Common shares outstanding at beginning of period	143,258,785	150,262,924
Common shares outstanding at end of period	140,960,651	150,262,924
Net assets at beginning of period	$1,142,288	$1,353,094
Net assets at end of period	$1,030,272	$1,263,113
Average net assets (2)	$1,090,244	$1,312,513
Ratio of net investment income to average net assets (5)	8.48%	8.04%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery) (5)	10.60%	11.68%
Ratio of net expenses to average net assets (5)	10.36%	11.65%
Ratio of portfolio turnover to average investments at fair value	8.75%	9.59%
Weighted average outstanding debt (3)	$1,168,790	$1,196,030
Average debt per share (4)	$8.18	$7.96
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

Note 13. Convertible Notes
On April 12, 2011, the Company issued $152.0 million unsecured convertible notes (the "Convertible Notes"), including $2.0 million issued to Leonard M. Tannenbaum, the Company's former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 (the "Indenture"), between the Company and the Deutsche Bank Trust Company Americas (the “Trustee”).
The Convertible Notes matured on April 1, 2016 and the Company repaid in full the $115.0 million of outstanding Convertible Notes on their maturity date. The Convertible Notes bore interest at a rate of 5.375% per annum and were repaid using cash on hand and borrowings under the ING facility.
The Convertible Notes bore interest that was payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes were the Company's unsecured obligations and ranked senior in right of payment to the Company's indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company's unsecured indebtedness that was not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by the Company's subsidiaries or financing vehicles.

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
For the three months ended December 31, 2015, the Company recorded interest expense of $1.7 million related to the Convertible Notes.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2016 and December 31, 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $3.3 million related to the 2019 Notes.
As of December 31, 2016, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $247.6 million and $255.9 million, respectively.

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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2016 and December 31, 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $1.2 million related to the 2024 Notes.
As of December 31, 2016, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.4 million and $74.6 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2016 and December 31, 2015, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $1.4 million related to the 2028 Notes.
As of December 31, 2016, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.1 million and $85.0 million, respectively.

Note 15. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of December 31, 2016, secured borrowings at fair value totaled $14.0 million and the fair value of the investment that is associated with these secured borrowings was $46.8 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the three months ended December 31, 2016 and December 31, 2015, there were $4.5 million and $1.8 million of net repayments on secured borrowings, respectively.
For the three months ended December 31, 2016 and December 31, 2015, the secured borrowings bore interest at an annual interest rate of 5.0%. For the three months ended December 31, 2016 and December 31, 2015, the Company recorded interest expense of $0.4 million related to the secured borrowings.
As of December 31, 2016, there were $14.4 million of secured borrowings outstanding, which had a fair value of $14.0 million.

Note 16. Commitments and Contingencies
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14.1 million, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August 2016, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline.
FSC Shareholder Derivative Actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of the Company in Connecticut federal court and in Connecticut and Delaware state court, naming its executive officers and directors and FSAM as defendants and the Company as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against us described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and Delaware state cases were stayed by consent of the parties while the Connecticut federal court considered the proposed settlement.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provided for Fifth Street Management’s waiver of fees charged to the Company in the amount of $1.0 million for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also called for the Company to adopt certain governance and oversight enhancements. The Company and the defendants further agreed that the Company would not oppose plaintiffs’ request for an award of $5.1 million in attorneys’ fees and expenses, which was paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to the Company's stockholders. A fairness hearing was held on December 13, 2016 and the proposed settlement was approved. The Connecticut and Delaware state cases were dismissed in light of such approval.
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
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. The Company also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff. On February 16, 2016, plaintiff withdrew his motions for a preliminary injunction and expedited proceedings. Plaintiff later informed the court that his case had become moot upon the withdrawal of the competing proxy proposal, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $0.4 million, which were paid from insurance coverage during the three months ended December 31, 2016.
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
Legal Costs
A provision for losses of $19.5 million related to the lawsuits was recorded, offset by the accrual of expected insurance recoveries of $19.4 million in the accompanying consolidated financial statements during the year ended September 30, 2016. No significant additional provision for losses related to the lawsuits was recorded during the three months ended December 31, 2016. An adverse judgment could have a material adverse effect on the operations and liquidity of the Company. FSAM may seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with these lawsuits.

In connection with the matters described above, the Company incurred professional fees of $0.1 million and received insurance reimbursements related to previously incurred professional fees of $0.6 million during the three months ended December 31, 2016. The Company incurred professional fees of $5.8 million and did not receive any insurance reimbursements during the three months ended December 31, 2015. In the future, certain of the expenses associated with defense of the lawsuits may also be covered by insurance, and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Company may seek reimbursement from the appropriate carriers. The Company cannot assure you, however, that these expenses will ultimately be reimbursed in whole, or at all.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. At December 31, 2016, the Company's only off-balance sheet arrangements consisted of $157.0 million of unfunded commitments, which was comprised of $143.1 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $12.6 million related to unfunded limited partnership interests. As of September 30, 2016, the Company's only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of its portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. The fair value of the Company's unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of December 31, 2016 and September 30, 2016 is shown in the table below:

	December 31, 2016	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
Refac Optical Group	6,400	6,400
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,845	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
Integrated Petroleum Technologies, Inc.	5,397	5,397
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
First American Payment Systems, LP	5,000	3,000
Adventure Interactive, Corp.	4,846	4,846
OBHG Management Services, LLC	3,836	3,836
Traffic Solutions Holdings, Inc.	3,682	2,682
Metamorph US 3, LLC	3,675	3,675
Ministry Brands, LLC	3,674	15,000
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	2,753
Edmentum, Inc.	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Teaching Strategies, LLC	2,400	2,400
4 Over International, LLC	2,232	2,232
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,054	2,054
ExamSoft Worldwide, Inc.	2,000	2,000
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
My Alarm Center, LLC	1,756	2,940
Accruent, LLC	1,710	1,900
Baart Programs, Inc.	1,571	4,762
Senior Loan Fund JV I, LLC	1,328	14,065
Garretson Firm Resolution Group, Inc.	1,066	1,066
Webster Capital III, L.P. (limited partnership)	1,007	1,013

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Riverside Fund V, LP (limited partnership interest)	853	853
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	813	813
Tailwind Capital Partners II, L.P. (limited partnership interest)	696	1,005
RCP Direct II, LP (limited partnership interest)	654	654
Riverside Fund IV, LP (limited partnership interest)	626	544
TransTrade Operators, Inc.	589	424
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
SPC Partners V, L.P. (limited partnership interest)	497	602
Cenegenics, LLC	401	1,001
RCP Direct, LP (limited partnership interest)	365	236
L Squared Capital Partners (limited partnership interest)	311	308
Sterling Capital Partners IV, L.P. (limited partnership interest)	274	485
Milestone Partners IV, LP (limited partnership interest)	261	261
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	177	177
ACON Equity Partners III, LP (limited partnership interest)	173	204
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
HealthDrive Corporation	—	2,534
Total	$157,000	$215,651

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2016, except as discussed below:
On February 6, 2017, the Company’s Board of Directors declared the following distributions:

•	monthly dividend of $0.02 per share, payable on March 31, 2017 to stockholders of record on March 15, 2017;

•	quarterly dividend of $0.02 per share, payable on June 30, 2017 to stockholders of record on June 15, 2017; and

•	quarterly dividend of $0.125 per share, payable on September 29, 2017 to stockholders of record on September 15, 2017.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2016
Control Investments
Traffic Solutions Holdings, Inc.
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	$1,050	$36,328	$310	$(360)	$36,278
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	53	2,800	2	(1,002)	1,800
LC Facility, 6% cash due 4/1/2021	58	3,518	2	(2)	3,518
746,114 Series A Preferred Units	676	20,094	1,919	—	22,013
746,114 Common Stock Units	—	—	378	—	378
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017	6	7,046	642	(6)	7,682
First Lien Revolver, 8% cash due 12/31/2017	—	—	1,335	(1,335)	—
First Star Aviation, LLC (6)
10,104,401 Common Units	—	2,413	87	(2,500)	—
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	647	54,214	1,846	(14,665)	41,395
2,058,411.64 Common Units	—	2,839	—	(98)	2,741
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	267	11,851	58	(41)	11,868
4,293,756 Common Units	—	5,729	(130)	(605)	4,994
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 4/30/2017	286	13,875	300	—	14,175
First Lien Term Loan B, 8.1% PIK due 4/30/2017	81	3,887	83	—	3,970
First Lien Revolver, 8% cash due 4/30/2017	43	1,913	19	(19)	1,913
4,100,000 Class A Common Units	—	7,421	—	(7,188)	233
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	2,859	129,004	16,546	(145,550)	—
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	171	—	101,030	—	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC	92	—	24,756	—	24,756
87.5% equity interest	700	13,708	150	—	13,858
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	—	1,193	—	(1,193)	—
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019	—	6,090	—	(5,211)	879
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	53	3,000	—	—	3,000
14,033,391 Series B Preferred Units	—	—	—	—	—
280,668 Series A Preferred Units	—	—	—	—	—
1,456,344 Common Units	—	—	—	—	—
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	734	31,039	459	—	31,498
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC	—	15,437	720	—	16,157
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC	—	1,755	82	—	1,837
4,930.03 Common Units in Ameritox Holdings II, LLC	—	13,113	—	(6,925)	6,188
Total Control Investments	$7,776	$388,267	$150,594	$(186,700)	$352,161

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2016

Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$293	$9,549	$49	$(26)	$9,572
1,080,399 shares of Series A Preferred Stock	—	4,079	—	(117)	3,962
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017	1,398	24,268	416	(548)	24,136
4,668,788 shares of Preferred Stock	—	1,873	—	(82)	1,791
Total Affiliate Investments	$1,691	$39,769	$465	$(773)	$39,461
Total Control & Affiliate Investments	$9,467	$428,036	$151,059	$(187,473)	$391,622

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

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2015
(unaudited)

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2015
Control Investments
Traffic Solutions Holdings, Inc.
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016	$656	$16,878	$136	$(7)	$17,007
LC Facility, 6% cash due 12/31/2016	33	1,444	2	(2)	1,444
746,114 Series A Preferred Units	506	19,414	506	(15)	19,905
746,114 Common Stock Units	—	5,930	—	(3,191)	2,739
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 5/31/2016	210	8,713	1,009	(5)	9,717
First Lien Revolver, 8% cash due 5/31/2016	73	1,555	3,265	(1,100)	3,720
596.67 Series A Common Units in TransTrade Holdings LLC	—	—	—	—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC	—	—	—	—	—
5,200,000 Series B Preferred Units in TransTrade Holding LLC	—	—	—	—	—
First Star Aviation, LLC (6)
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018	185	5,313	73	(1,090)	4,296
10,104,401 Common Units	—	9,500	—	(94)	9,406
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	733	47,824	11,537	(4,190)	55,171
2,058,411.64 Common Units	—	1,965	679	(323)	2,321
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	583	24,836	261	(287)	24,810
4,293,756 Common Units	—	2,773	—	(1,079)	1,694
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 8/1/2016	270	13,066	270	(52)	13,284
First Lien Term Loan B, 8.1% PIK due 8/1/2016	75	3,574	75	(15)	3,634
First Lien Revolver, 8% cash due 8/1/2016	60	2,847	2	(936)	1,913
4,100,000 Class A Common Units	—	5,464	561	—	6,025
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	2,720	128,917	—	(3,717)	125,200
87.5% equity interest	1,750	12,205	—	(5,557)	6,648
Miche Group, LLC					—
First Lien Revolver, 8% cash due 12/18/2016	50	2,500	—	—	2,500
100 units in FSFC Miche, Inc.	—	4,175	200	(282)	4,093
Total Control Investments	$7,904	$318,893	$18,576	$(21,942)	$315,527
Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	$287	$9,389	$48	$(208)	$9,229
1,080,399 shares of Series A Preferred Stock	—	4,213	—	(2)	4,211
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 4/30/2016	982	26,240	186	(1,500)	24,926
4,668,788 shares of Preferred Stock	—	764	653	—	1,417
Total Affiliate Investments	$1,269	$40,606	$887	$(1,710)	$39,783
Total Control & Affiliate Investments	$9,173	$359,499	$19,463	$(23,652)	$355,310

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
In addition, words such as "anticipate," "believe," "expect," "seek," "plan," "should," "estimate," "project" and "intend" indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2016 and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. We define small and mid-sized companies as those with annual EBITDA (generally defined as earnings before net interest expense, income tax expense, depreciation and amortization) between $10 million and $120 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments, and to a lesser extent, capital appreciation from our equity investments.
We are externally managed by Fifth Street Management LLC, or the Investment Adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, or FSC CT, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for us to operate.

Critical Accounting Policies

Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
Investment Valuation
We are required to report our investments that are not publicly traded or for which current market values are not readily available at fair value. The fair value is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We value our investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use two different valuation techniques. The first valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company's EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. We may also employ other valuation multiples to determine EV, such as revenues. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other alternative methods such as an asset liquidation model, expected recovery model or a recent observable or pending transaction may be utilized to estimate EV. The second valuation technique is a bond yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a bond yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the bond yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value.
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

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the level 3 investments in the Company's portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each level 3 investment in the Company's portfolio.

The fair value of our investments at December 31, 2016 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of December 31, 2016, 69.4% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. Typically, a higher percentage of our portfolio is valued by independent valuation firms in our fiscal fourth quarter due to additional year-end procedures. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2014	78.5%
As of March 31, 2015	72.9%
As of June 30, 2015	73.1%
As of September 30, 2015	88.3%
As of December 31, 2015	77.1%
As of March 31, 2016	69.2%
As of June 30, 2016	67.8%
As of September 30, 2016	89.8%
As of December 31, 2016	69.4%
As of December 31, 2016 and September 30, 2016, approximately 90.0% and 92.4%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest. As of December 31, 2016, there were 11 investments on which we had stopped accruing cash and/or payment in kind, or PIK interest or OID income.
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
We generally recognize dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
We receive a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2016, we had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment.

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
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see "Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income," "— We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive" and "— Our incentive fee may induce our Investment Adviser to make speculative investments" in our annual report on Form 10-K for the year ended September 30, 2016. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would decline by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost basis of these investments both in our Consolidated Financial Statements and for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.

To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $62.0 million, or 3.2%, of the fair value of our portfolio of investments as of December 31, 2016 and $62.6 million, or 2.9%, as of September 30, 2016. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.

Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and Senior Loan Fund JV I, LLC, or, together with its consolidated subsidiaries, SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to seven years (but an expected average life of between three and four years). We are currently focusing our origination efforts on a prudent mix of senior secured and subordinated loans which we believe will provide attractive risk-adjusted returns while maintaining adequate credit protection. The mix may change over time based on market conditions and management's view of where the best risk-adjusted returns are available.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2016	September 30, 2016
Cost:
Senior secured debt	79.08%	78.36%
Subordinated debt	6.83	7.49
Debt investments in SLF JV I	5.87	6.34
LLC equity interests of SLF JV I	0.75	0.70
Purchased equity	3.69	3.61
Equity grants	2.55	2.40
Limited partnership interests	1.23	1.10
Total	100.00%	100.00%

	December 31, 2016	September 30, 2016
Fair value:
Senior secured debt	77.59%	78.02%
Subordinated debt	6.69	7.22
Debt investments in SLF JV I	6.44	5.96
LLC equity interests of SLF JV I	0.71	0.63
Purchased equity	5.63	5.27
Equity grants	1.68	1.86
Limited partnership interests	1.26	1.04
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2016	September 30, 2016
Cost:
Healthcare services	16.98%	16.60%
Internet software & services	16.01	15.80
Multi-sector holdings	7.48	7.80
Advertising	6.68	7.47
Healthcare equipment	5.70	5.24
Environmental & facilities services	4.62	4.34
Data processing & outsourced services	3.66	3.68
Diversified support services	3.60	3.73
Construction & engineering	3.08	2.90
Research & consulting services	2.94	2.76
Pharmaceuticals	2.78	2.61
Integrated telecommunication services	2.62	2.47
Airlines	2.37	3.11
Application software	2.24	2.13
Industrial machinery	2.17	2.04
Specialty stores	2.16	2.04
Oil & gas equipment services	2.13	2.00
IT consulting & other services	1.54	2.27
Air freight and logistics	1.54	1.39
Leisure facilities	1.48	1.49
Consumer electronics	1.19	1.09
Home improvement retail	1.12	1.07
Education services	1.10	1.03
Auto parts & equipment	0.78	0.73
Security & alarm services	0.69	0.59
Restaurants	0.67	0.22
Other diversified financial services	0.66	0.65
Food distributors	0.56	0.52
Thrift & mortgage finance	0.37	0.35
Healthcare technology	0.37	0.35
Commercial printing	0.28	0.27
Apparel, accessories & luxury goods	0.24	0.69
Food retail	0.19	0.18
Specialized consumer services	—	0.39
Leisure products	—	—
Human resources & employment services	—	—
Total	100.00%	100.00%

	December 31, 2016	September 30, 2016
Fair value:
Healthcare services	17.11%	16.64%
Internet software & services	15.67	15.09
Multi-sector holdings	8.11	7.37
Healthcare equipment	5.21	5.58
Environmental & facilities services	5.14	4.66
Advertising	5.12	6.90
Data processing & outsourced services	3.83	3.71
Construction & engineering	3.28	2.90
Research & consulting services	3.22	2.93
Airlines	3.13	3.56
Pharmaceuticals	3.04	2.79
Integrated telecommunication services	2.74	2.45
Industrial machinery	2.71	2.38
Application software	2.58	2.35
Specialty stores	2.30	2.09
Diversified support services	2.00	3.50
Leisure products	1.80	1.62
IT consulting & other services	1.69	2.38
Leisure facilities	1.66	1.59
Consumer electronics	1.33	1.16
Home improvement retail	1.33	1.21
Auto parts & equipment	0.96	0.86
Education services	0.89	0.91
Restaurants	0.74	0.23
Security & alarm services	0.72	0.64
Other diversified financial services	0.68	0.68
Food distributors	0.60	0.53
Oil & gas equipment services	0.51	0.78
Healthcare technology	0.40	0.34
Air freight and logistics	0.39	0.33
Commercial printing	0.32	0.28
Thrift & mortgage finance	0.30	0.27
Apparel, accessories & luxury goods	0.27	0.68
Food retail	0.22	0.19
Specialized consumer services	—	0.42
Human resources & employment services	—	—
Total	100.00%	100.00%
Portfolio Asset Quality
We employ a ranking system to assess and monitor the credit risk of our investment portfolio. We rank all debt investments on a scale from 1 to 4. The system is intended to reflect the performance of the borrower's business, the collateral coverage of the loan, and other factors considered relevant to making a credit judgment. We have determined that there should be an individual ranking assigned to each tranche of securities in the same portfolio company where appropriate. This may arise when the perceived risk of loss on the investment varies significantly between tranches due to their respective seniority in the capital structure.

•	Investment Ranking 1 is used for debt investments that are performing above expectations and/or capital gains are expected.

•
Investment Ranking 2 is used for debt investments that are performing substantially within our expectations, and whose risks remain materially consistent with the potential risks at the time of the original or restructured investment. All new debt investments are initially ranked 2.

•
Investment Ranking 3 is used for debt investments that are performing below our expectations and for which risk has materially increased since the original or restructured investment. The portfolio company may be out of compliance with debt covenants and may require closer monitoring. To the extent that the underlying agreement has a PIK interest provision, debt investments with a ranking of 3 are generally those on which we are not accruing PIK interest.

•
Investment Ranking 4 is used for debt investments that are performing substantially below our expectations and for which risk has increased substantially since the original or restructured investment. Debt investments with a ranking of 4 are those for which some loss of principal is expected and are generally those on which we are not accruing cash interest.

The following table shows the distribution of our debt investments on the 1 to 4 investment ranking scale at fair value as of December 31, 2016 and September 30, 2016:

Investment Ranking	December 31, 2016				September 30, 2016 (2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$—	—%	N/A		$38,172	1.94%	3.47
2	1,579,440	89.20	4.52		1,792,896	90.79	4.51
3	95,500	5.39	NM	(1)	41,163	2.08	NM	(1)
4	95,841	5.41	NM	(1)	102,581	5.19	NM	(1)
Total	$1,770,781	100.00%	4.52		$1,974,812	100.00%	4.49
 ___________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our debt investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of December 31, 2016, we had modified the payment terms of our debt investments in 14 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of December 31, 2016, there were 11 investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of December 31, 2015, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2016, September 30, 2016 and December 31, 2015 were as follows:

	December 31, 2016				September 30, 2016				December 31, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,609,935	81.81%	$1,641,213	92.69%	$1,890,606	89.80%	$1,854,228	93.89%	$2,136,516	90.79%	$2,083,424	95.42%
PIK non-accrual (1)	53,110	2.70	33,727	1.90	40,187	1.91	31,548	1.60	66,579	2.83	17,404	0.80
Cash non-accrual (2)	304,893	15.49	95,841	5.41	174,629	8.29	89,036	4.51	150,194	6.38	82,637	3.78
Total	$1,967,938	100.00%	$1,770,781	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,353,289	100.00%	$2,183,465	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of December 31, 2016, September 30, 2016 and December 31, 2015 was as follows:

	December 31, 2016	September 30, 2016	December 31, 2015
Ameritox Ltd. (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	—	PIK non-accrual (1)
CCCG, LLC (4)	—	—	Cash non-accrual (1)
JTC Education, Inc. (3)	—	—	Cash non-accrual (1)
Answers Corporation (5)	Cash non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	—
Express Group Holdings LLC	Cash non-accrual (1)	Cash non-accrual (1)	—
AdVenture Interactive, Corp.	Cash non-accrual (1)	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
Integrated Petroleum Technologies, Inc.	Cash non-accrual (1)	—	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC - first lien term loan B	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	In April 2016, the Company restructured its investment in Ameritox Ltd. As part of the restructuring, the Company received debt and equity securities in the restructured entity.

(3)	We no longer hold this investment at December 31, 2016 and September 30, 2016.

(4)
In March 2016, we restructured our investment in CCCG, LLC. As part of the restructuring, we exchanged cash and our debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

(5)
As of December 31, 2015, only the second lien term loan was on PIK non-accrual. As of December 31, 2016 and September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

Income non-accrual amounts for the three months ended December 31, 2016 and December 31, 2015 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended December 31, 2016	Three months ended December 31, 2015
Cash interest income	$5,402	$3,670
PIK interest income	2,209	2,528
OID income	75	6,960
Total	$7,686	$13,158

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of December 31, 2016 and September 30, 2016, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of December 31, 2016 and September 30, 2016, we owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.

SLF JV I has a $200.0 million senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a maturity date of July 1, 2019. Borrowings under the Deutsche Bank facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $100.0 million was outstanding under this facility as of December 31, 2016 and September 30, 2016.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, or the Credit Suisse facility, bringing SLF JV I’s total debt capacity to $400.0 million.  The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $51.7 million and $67.0 million was outstanding under this facility as of December 31, 2016 and September 30, 2016, respectively.
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
As of December 31, 2016 and September 30, 2016, SLF JV I had total assets of $318.8 million and $338.5 million, respectively. As of December 31, 2016, our investment in SLF JV I consisted of LLC equity interests of $13.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of approximately $101.0 million and $24.8 million, at fair value, respectively. As of September 30, 2016, our investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring of our and Kemper’s investment in SLF JV I, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank facility and Credit Suisse facility described below. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 34 and 37 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2016 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of December 31, 2016 and September 30, 2016, we and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from us. As of September 30, 2016, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of December 31, 2016, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of December 31, 2016 and September 30, 2016, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Senior secured loans (1)	$288,214	$324,406
Weighted average interest rate on senior secured loans (2)	7.96%	7.84%
Number of borrowers in SLF JV I	34	37
Largest exposure to a single borrower (1)	$19,035	$19,775
Total of five largest loan exposures to borrowers (1)	$88,469	$93,926
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of December 31, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,875	$4,810	$4,799
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,151	4,811
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,062	8,082	8,099
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,935	5,932	5,935
		301,913.06 Class B Preferred Units				302	346
		928.96 Class A Common Units				5,474	1,166
Total Ameritox, Ltd.					5,935	11,708	7,447
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,169	17,016	16,938
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,150	3,124	3,170
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,800	9,671	9,874
Total Compuware Corporation					12,950	12,795	13,044
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,116	2,111	2,121
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,545	4,563
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,618	9,666	9,700
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,556
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,035	18,769	19,099
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,950	4,909	4,946
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,968	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,250	9,267	9,262
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,250	9,163	9,262
Total InMotion Entertainment Group, LLC					18,500	18,430	18,524
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,651
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+8% (1% floor)	18,915	18,889	18,768
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,961	7,961	7,886
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,052	9,886	5,951
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,500	4,433	4,667
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,994	3,054
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,691	4,786
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,289	1,309
Total My Alarm Center, LLC					9,000	8,974	9,149
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	993	953	987
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,163	6,101	6,017
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,902	10,793
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	6,548	6,498	6,541
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,455	4,417	4,444

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	$4,736	$4,548	$4,764
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,322
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,775	9,620	9,787
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,850	14,664	14,983
Vention Medical, Inc. (3)	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,841	11,841	11,752
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,727	4,727	4,704
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,673	2,653	2,660
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,899	9,860	9,850
					$288,214	$292,216	$275,269
__________________
(1) Represents the current interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2016 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at December 31, 2016.
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
(5) This investment is on cash non-accrual status as of December 31, 2016.

SLF JV I Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,083	8,105	8,121
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,890	5,884	5,848
		301,913.06 Class B Preferred Units				302	331
		928.96 Class A Common Units				5,474	2,471
Total Ameritox, Ltd.					5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,825	9,689	9,806
Total Compuware Corporation					13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,565

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	$19,160	$18,869	$18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC					18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,043	19,015	18,858
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,136	1,128	1,133
Total My Alarm Center, LLC					8,642	8,614	8,652
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,680	2,658	2,666
Worley Clams Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,924	9,882	9,875
					$324,406	$327,720	$315,153
 ___________________
1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.

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

The cost and fair value of the subordinated notes of SLF JV I held by us was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $2.9 million and $2.7 million on our investments in these notes for the three months ended December 31, 2016 and December 31, 2015, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us was $101.0 million as of December 31, 2016. We earned interest of $0.2 million on our investments in these notes for the three months ended December 31, 2016. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us was $24.8 million as of December 31, 2016. We earned PIK interest of $0.1 million on our investments in these notes for the three months ended December 31, 2016. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $13.9 million, respectively, as of December 31, 2016, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. We earned dividend income of $0.7 million and $1.8 million for the three months ended December 31, 2016 and December 31, 2015, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual income to be distributed on a quarterly basis. The total investment income earned on SLF JV I represented a 8.8% and 11.3% weighted average annualized return on our total investment as of December 31, 2016 and September 30, 2016, respectively.
Below is certain summarized financial information for SLF JV I as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and December 31, 2015:

	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2016: $292,216; cost September 30, 2016: $327,720)	$275,269	$315,153
Receivables from secured financing arrangements at fair value (cost December 31, 2016: $9,758; cost September 30, 2016: $10,014)	9,421	9,672
Cash and cash equivalents	24,567	1,878
Restricted cash	5,765	7,080
Other assets	3,824	4,700
Total assets	$318,846	$338,483

Senior credit facilities payable	$151,653	$167,012
Debt securities payable at fair value (proceeds December 31, 2016: $143,755 and September 30, 2016: $165,533)	143,755	147,433
Other liabilities	7,600	8,371
Total liabilities	$303,008	$322,816
Members' equity	15,838	15,667
Total liabilities and members' equity	$318,846	$338,483

	Three months ended December 31, 2016	Three months ended December 31, 2015
Selected Statements of Operations Information:
Interest income	$6,759	$7,728
Other income	308	345
Total investment income	7,067	8,073
Interest expense	6,014	4,908
Other expenses	408	131
Total expenses (1)	6,422	5,039
Net unrealized depreciation	(22,473)	(6,892)
Net realized gain	22,708	—
Net income (loss)	$880	$(3,858)
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under ASC Topic 825 — Financial Instruments, or ASC 825. The debt securities are valued based on a recent transaction price.
During the three months ended December 31, 2016, we did not sell any senior secured debt investments to SLF JV I. During the three months ended December 31, 2015, we sold $9.4 million of senior secured debt investments to SLF JV I at fair value in exchange for $9.4 million cash consideration. We recognized a $0.1 million realized loss on these transactions.
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
Comparison of three months ended December 31, 2016 and December 31, 2015
Total Investment Income
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
Total investment income for the three months ended December 31, 2016 and December 31, 2015 was $51.8 million and $65.1 million, respectively. For the three months ended December 31, 2016, this amount primarily consisted of $46.7 million of interest income from portfolio investments (which included $2.8 million of PIK interest) and $3.6 million of fee income. For the three months ended December 31, 2015, this amount primarily consisted of $54.5 million of interest income from portfolio investments (which included $3.3 million of PIK interest) and $8.8 million of fee income.
Total investment income for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, decreased primarily due to lower interest income from a decrease in the size of our investment portfolio and additional investments on which we stopped accruing cash and/or PIK interest or OID income.

Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended December 31, 2016 and December 31, 2015 were $28.5 million and $38.5 million, respectively. Net expenses decreased for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, by $10.1 million, or 26.1%, due primarily to a $6.5 million decrease in professional fees (net of insurance recoveries) and a $3.1 million decrease in base management fees (net of waivers), which was attributable to a reduction in the size of our portfolio as well as the permanent fee reduction that we agreed to with our Investment Adviser effective January 1, 2016.
Net Investment Income
As a result of the $13.4 million decrease in total investment income and the $10.1 million decrease in net expenses, net investment income for the three months ended December 31, 2016 decreased by $3.3 million, or 12.4%, compared to the three months ended December 31, 2015.
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
See Note 9 in the consolidated financial statements for more details regarding investment realization events for the three months ended December 31, 2016 and December 31, 2015.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three months ended December 31, 2016 and December 31, 2015.

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
For the three months ended December 31, 2016, we experienced a net increase in cash and cash equivalents of $61.9 million. During that period, we received $179.1 million of net cash from operating activities, primarily from $225.5 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $23.3 million of net investment income, partially offset by funding $104.2 million of investments and net revolvers. During the same period, net cash used by financing activities was $117.2 million, primarily consisting of $74.9 million of net repayments under our credit facilities, $24.0 million of cash distributions paid to our stockholders, $12.5 million of repurchases of common stock under stock repurchase program, $4.5 million of repayments of secured borrowings and $1.3 million of repurchases of common stock under our DRIP.
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
As of December 31, 2016, we had $181.0 million in cash and cash equivalents (including $1.1 million of restricted cash), portfolio investments (at fair value) of $2.0 billion, $12.3 million of interest, dividends and fees receivable, $19.5 million of payables from unsettled transactions, $210.2 million of SBA debentures payable (net of unamortized financing costs), $441.4 million of borrowings outstanding under our credit facilities, $405.0 million of unsecured notes payable (net of unamortized financing costs), $14.0 million of secured borrowings and unfunded commitments of $157.0 million. As of December 31, 2016, included in restricted cash was $1.1 million that was held at U.S. Bank, National Association in connection with our Sumitomo Facility.
As of September 30, 2016, we had $130.4 million in cash and cash equivalents (including $12.4 million of restricted cash), portfolio investments (at fair value) of $2.2 billion, $15.6 million of interest, dividends and fees receivable, $210.0 million of SBA debentures payable (net of unamortized financing costs), $516.3 million of borrowings outstanding under our credit facilities, $404.6 million of unsecured notes payable (net of unamortized financing costs), $18.4 million of secured borrowings and unfunded commitments of $215.7 million. As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with our Sumitomo Facility.
Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned, future borrowings and future offerings of securities. We may from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock.
Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we may be limited in our ability to raise equity capital.
In addition, we intend to distribute at least 90% of our taxable income as dividends to our stockholders each taxable year in connection with satisfying the requirements applicable to entities subject to tax as RICs under Subchapter M of the Code. See "Regulated Investment Company Status and Distributions" below. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of December 31, 2016, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we repaid in full our unsecured convertible notes on their maturity date of April 1, 2016. In order to fund this repayment, we utilized cash on hand and borrowings under our ING revolving credit facility.

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	0.06	8.4 million	106,185	0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.2 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017
 ______________

(1)	Shares were purchased on the open market and distributed.

On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. During the three months ended December 31, 2016 and 2015, we did not repurchase any shares of our common stock under this common stock repurchase program.
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the three months ended December 31, 2016, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the new common stock repurchase program. As of December 31, 2016, there is no availability under the new common stock repurchase program to repurchase additional common stock.
Borrowings
SBIC Subsidiaries
On February 3, 2010, our consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, received a license, effective February 1, 2010, from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. On May 15, 2012, our consolidated, wholly-owned subsidiary, Fifth Street Mezzanine Partners V, L.P., or FSMP V, received a license, effective May 10, 2012, from the SBA to operate as an SBIC. SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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
As of December 31, 2016 and September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.7 million and $136.6 million, respectively. As of December 31, 2016 and September 30, 2016, the fair value of these debentures was $130.9 million and $131.0 million, respectively. These debentures bore interest at a weighted average interest rate of 3.625% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
March 2011	65,300	4.084	0.285
As of December 31, 2016 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.5 million and $73.4 million, respectively. As of December 31, 2016 and September 30, 2016, the fair value of these debentures was $66.8 million and $67.5 million, respectively. These debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of December 31, 2016, the $213.3 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.348% (excluding the SBA annual charge).
For the three months ended December 31, 2016 and December 31, 2015, we recorded aggregate interest expense of $2.2 million and $2.3 million, respectively, related to the SBA-guaranteed debentures of the SBIC subsidiaries.
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
As of December 31, 2016, except for assets that were funded through our SBIC subsidiaries and our investment in SLF JV I, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility (each as defined below).
We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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
As of December 31, 2016, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017, and the maturity date of the facility is August 6, 2018.
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
Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement. None of our SBIC subsidiaries, Fifth Street Funding, LLC or Funding II, is party to the ING facility and their respective assets have not been pledged in connection therewith.
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. As of December 31, 2016, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of December 31, 2016, we had $402.5 million of borrowings outstanding under the ING facility, which had a fair value of $402.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.945% for the three months ended December 31, 2016. For the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $4.2 million and $3.3 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a Loan and Servicing Agreement, or, as subsequently amended, the Sumitomo Agreement, with respect to a credit facility, or the Sumitomo facility, with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of December 31, 2016, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021. As of

December 31, 2016, the total availability under the Sumitomo facility was approximately $39.0 million, of which we had $0.1 million of remaining availability.
In connection with the Sumitomo facility, we entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of December 31, 2016, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of December 31, 2016, we had $38.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $38.9 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.784% for the three months ended December 31, 2016. For the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $0.6 million and $0.4 million, respectively, related to the Sumitomo facility.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$978 million	$1,142 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.21:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	3.00:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Quarterly Report Form 10-Q for the three months ended December 31, 2016.
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes matured on April 1, 2016, or the Maturity Date and we repaid in full the $115.0 million of outstanding Convertible Notes on the Maturity Date using cash on hand and borrowings under the ING facility.
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
For the three months ended December 31, 2015, we recorded interest expense of $1.7 million related to the Convertible Notes.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2016 and December 31, 2015, we did not repurchase any of the 2019 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $3.3 million related to the 2019 Notes.
As of December 31, 2016, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $255.9 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2016 and December 31, 2015, we did not repurchase any of the 2024 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $1.2 million related to the 2024 Notes.
As of December 31, 2016, there were $75.0 million of 2024 Notes outstanding, which had a fair value of $74.6 million.
2028 Notes
In April and May 2013, we issued $86.3 million in aggregate principal amount of our 6.125% 2028 Notes for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2016 and December 31, 2015, we did not repurchase any of the 2028 Notes in the open market.
For each of the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $1.4 million related to the 2028 Notes.
As of December 31, 2016, there were $86.3 million 2028 Notes outstanding, which had a fair value of $85.0 million.
Secured Borrowings
We follow the guidance in ASC Topic 860, Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
As of December 31, 2016, secured borrowings at fair value totaled $14.0 million and the fair value of the loan that is associated with these secured borrowings was $46.8 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2016 and December 31, 2015, there were $4.5 million and $1.8 million of repayments on secured borrowings, respectively.
For each of the three months ended December 31, 2016 and December 31, 2015, we recorded interest expense of $0.4 million, related to the secured borrowings.

As of December 31, 2016, there were $14.4 million of secured borrowings outstanding, which had a fair value of $14.0 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016, our only off-balance sheet arrangements consisted of $157.0 million of unfunded commitments, which was comprised of $143.1 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $12.5 million related to unfunded limited partnership interests. As of September 30, 2016, our only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities and are not reflected on our Consolidated Statements of Assets and Liabilities. We believe that our assets will provide adequate cover to satisfy all of our unfunded commitments as of December 31, 2016.
A summary of the composition of unfunded commitments (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of December 31, 2016 and September 30, 2016 is shown in the table below:

	December 31, 2016	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
Refac Optical Group	6,400	6,400
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,845	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
Integrated Petroleum Technologies, Inc.	5,397	5,397
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
First American Payment Systems, LP	5,000	3,000
Adventure Interactive, Corp.	4,846	4,846
OBHG Management Services, LLC	3,836	3,836
Traffic Solutions Holdings, Inc.	3,682	2,682
Metamorph US 3, LLC	3,675	3,675
Ministry Brands, LLC	3,674	15,000
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Eagle Hospital Physicians, Inc.	2,753	2,753
Edmentum, Inc.	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Teaching Strategies, LLC	2,400	2,400
4 Over International, LLC	2,232	2,232
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,054	2,054
ExamSoft Worldwide, Inc.	2,000	2,000
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
My Alarm Center, LLC	1,756	2,940
Accruent, LLC	1,710	1,900
Baart Programs, Inc.	1,571	4,762
Senior Loan Fund JV I, LLC	1,328	14,065
Garretson Firm Resolution Group, Inc.	1,066	1,066
Webster Capital III, L.P. (limited partnership)	1,007	1,013
Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Riverside Fund V, LP (limited partnership interest)	853	853

Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	813	813
Tailwind Capital Partners II, L.P. (limited partnership interest)	696	1,005
RCP Direct II, LP (limited partnership interest)	654	654
Riverside Fund IV, LP (limited partnership interest)	626	544
TransTrade Operators, Inc.	589	424
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
SPC Partners V, L.P. (limited partnership interest)	497	602
Cenegenics, LLC	401	1,001
RCP Direct, LP (limited partnership interest)	365	236
L Squared Capital Partners (limited partnership interest)	311	308
Sterling Capital Partners IV, L.P. (limited partnership interest)	274	485
Milestone Partners IV, LP (limited partnership interest)	261	261
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	177	177
ACON Equity Partners III, LP (limited partnership interest)	173	204
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
HealthDrive Corporation	—	2,534
Total	$157,000	$215,651

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of December 31, 2016	Weighted average debt outstanding for the three months ended December 31, 2016	Maximum debt outstanding for the three months ended December 31, 2016
SBA debentures	$213,300	$213,300	$213,300	$213,300
ING facility	472,495	402,495	486,028	530,495
Sumitomo facility	43,800	38,918	42,249	43,800
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	18,929	14,426	15,963	18,929
Total debt	$1,159,774	$1,080,389	$1,168,790

The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
SBA debentures	$213,300	$—	$—	$138,300	$75,000
Interest due on SBA debentures	44,839	8,492	16,985	13,015	6,347
ING facility	402,495	—	402,495	—	—
Interest due on ING facility	20,480	12,866	7,614	—	—
Sumitomo facility	38,918	—	—	38,918	—
Interest due on Sumitomo facility	5,198	1,103	2,206	1,889	—
Secured borrowings	14,426	—	14,426	—	—
Interest due on secured borrowings	793	649	144	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	26,378	12,188	14,190	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	34,526	4,406	8,813	8,813	12,494
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	59,891	5,283	10,566	10,566	33,476
Total	$1,272,494	$44,987	$727,439	$211,501	$288,567
Regulated Investment Company Status and Distributions
We elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2014 and 2015 and do not expect to incur a U.S. federal excise tax for the calendar year 2016. We may incur a federal excise tax in future years.
We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA's restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Sumitomo facility could, under certain circumstances, restrict Funding and Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities and debt instruments. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.
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
We may generate qualified interest income that may be exempt from United States withholding tax on foreign accounts. A regulated RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified interest income and qualified short-term capital gains for the three months ended December 31, 2016.

Three Months Ended	Qualified Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	78.2%	—
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman, Dalton and Sandeep K. Khorana, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. As of December 31, 2016, fees payable to our Investment Adviser pursuant to the investment advisory agreement equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a preferred return, or "hurdle," and a "catch up" feature. The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle. The second part is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2016 and December 31, 2015, we incurred fees of $13.1 million and $15.3 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the three months ended December 31, 2016 and December 31, 2015, the Investment Adviser voluntarily and irrevocably waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted in a waiver of $0.1 million for each period.
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes but excludes any cash and cash equivalents held at the end of each quarter.
On January 20, 2016, we announced that our Investment Adviser had agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on gross assets (excluding cash and cash equivalents) was reduced from 2% to 1.75%. The other commercial terms of our investment advisory arrangement with our Investment Adviser remained unchanged.

On July 14, 2015, we announced that our Investment Adviser voluntarily agreed to a revised base management fee arrangement, or the Revised Management Fee, for the period commencing on July 1, 2015 and remaining in effect until January 1, 2017, or the Waiver Period. The Revised Management Fee was intended to provide for a reduction in the base management fee payable by us to our Investment Adviser during the Waiver Period in connection with the issuance or sale of shares of our common stock, including new shares issued as dividends or pursuant to our dividend reinvestment plan, but excluding certain non-ordinary course transactions.  Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that our Investment Adviser will agree to waive management or incentive fees in any future period. The Revised Management Fee did not result in any recalculations of the base management fee prior to the expiration of the Waiver Period.
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended December 31, 2016 and December 31, 2015, we incurred expenses of $1.4 million and $1.5 million, respectively, under the administration agreement.
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
As of December 31, 2016, a subsidiary of FSAM held 8,399,520 shares of our common stock, which represents approximately 6.0% of our common stock outstanding.
Recent Developments
On December 8, 2016, our Board of Directors appointed Patrick J. Dalton as Chief Executive Officer and elected him as a member of the Board of Directors, effective January 2, 2017, succeeding Todd G. Owens. In addition, Ivelin M. Dimitrov also stepped down from his roles as President, Chief Investment Officer and a member of the Board of Directors, effective January 2, 2017.
On February 6, 2017, our Board of Directors declared the following distributions:

•	monthly dividend of $0.02 per share, payable on March 31, 2017 to stockholders of record on March 15, 2017;

•	quarterly dividend of $0.02 per share, payable on June 30, 2017 to stockholders of record on June 15, 2017; and

•	quarterly dividend of $0.125 per share, payable on September 29, 2017 to stockholders of record on September 15, 2017.
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

As of December 31, 2016, 81.0% of our debt investment portfolio (at fair value) and 80.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2016 and September 30, 2016 was as follows:

	December 31, 2016		September 30, 2016
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$215,743	15.05%	$271,484	16.98%
1% to under 2%	1,215,103	84.74	1,324,121	82.83
2% to under 3%	—	—	—	—
3% and over	3,000	0.21	3,000	0.19
Total	$1,433,846	100.00%	$1,598,605	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$62,600	$(22,600)	$40,000
400	49,000	(18,100)	30,900
300	35,400	(13,500)	21,900
200	21,800	(9,000)	12,800
100	8,200	(4,400)	3,800

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$180,959	$—	$130,362	$—
Prime rate	26,435	18,000	12,344	—
LIBOR
30 day	41,678	423,413	42,087	516,295
90 day	1,561,111	14,426	1,665,339	18,929
Fixed rate	379,848	624,550	408,136	624,550
Total	$2,190,031	$1,080,389	$2,258,268	$1,159,774

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

(b) Material Weakness in Internal Control over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of December 31, 2016 primarily because the remediation actions described below remain in process.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2016, we took a number of steps to remediate the aggregated material weakness including formalizing policies and procedures relating to fee income recognition and the communication of these policies and procedures throughout the organization. Further, we added senior experienced accounting and financial reporting personnel with higher levels of experience, outsourced a number of accounting and operation activities, engaged a public accounting firm to assist on technical accounting matters and reallocated existing internal resources.  During the fiscal year ending September 30, 2017, we have and will continue to take a number of additional steps to remediate this material weakness, including the formalization of policies and procedures in other significant areas and the implementation of controls over the validation of portfolio company data. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.  Based on the steps we have taken to date and the anticipated timing of additional remediation measures and appropriate test work, we expect that the remediation of this material weakness will be completed prior to the end of calendar year 2017.  We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

(d) Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC Class-Action Lawsuits
In October and November of 2015, we, our executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. On November 9, 2016, the court authorized the parties to send notice to the class and scheduled a fairness hearing for February 16, 2017. No objections or opt-outs to the settlement were received by the deadline.
FSC Shareholder Derivative Actions
In December 2015 through April 2016, several putative shareholder derivative actions were filed on behalf of us in Connecticut federal court and in Connecticut and Delaware state court, naming our executive officers and directors and FSAM as defendants and the Company as the nominal defendant. The underlying allegations in all of the complaints were related, and generally similar, to the allegations in the securities class actions against us described above. The Connecticut federal cases were consolidated, and the defendants moved to transfer the cases to New York federal court, which motion was subsequently withdrawn without prejudice in connection with the proposed settlement described below. The Connecticut and Delaware state cases were stayed by consent of the parties while the Connecticut federal court considered the proposed settlement.

The parties signed an agreement in July 2016 to settle the cases. The proposed settlement provided for Fifth Street Management’s waiver of fees charged to us in the amount of $1.0 million for each of ten consecutive quarters starting in January 2018 and maintenance of the previously announced decrease in the base management fee from 2% to a maximum of 1.75% of gross assets (excluding cash and cash equivalents) for at least four years, subject to certain specified conditions. The proposed settlement also called for us to adopt certain governance and oversight enhancements. We and the defendants further agreed that we would not oppose plaintiffs’ request for an award of $5.1 million in attorneys’ fees and expenses, which was paid from insurance coverage. The plaintiffs conducted confirmatory discovery in August 2016, and, on September 23, 2016, the Connecticut federal court issued an order preliminarily approving the proposed settlement, authorizing the parties to disseminate notice to our stockholders. A fairness hearing was held on December 13, 2016 and the proposed settlement was approved. The Connecticut and Delaware state cases were dismissed in light of such approval.
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
Defendants opposed plaintiff’s motion for expedited proceedings and moved to dismiss the case. We also filed another amendment to the preliminary proxy statement, making additional disclosures relating to issues raised by plaintiff. On February 16, 2016, plaintiff withdrew his motions for a preliminary injunction and expedited proceedings. Plaintiff later informed the court that his case had become moot upon the withdrawal of the competing proxy proposal, and he moved for a “mootness fee.” On September 23, 2016, the court awarded plaintiff fees and expenses of $350,000, which were paid from insurance coverage.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

On November 30, 2015, our Board of Directors approved a $100 million common stock repurchase program through November 30, 2016, and on November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under this program were made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deemed appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. As of December 31, 2016, there is no availability under this common stock repurchase program to repurchase additional common stock.

The following table presents the number of shares purchased during the three months ended December 31, 2016, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-October 31	—	$—	—	$—
November 1-November 30	—	—	—	—
December 1-December 31	2,298,247	5.44	2,298,247	—
Total	2,298,247	$5.44	2,298,247	$—

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
Date: February 8, 2017