Form 10-Q
period 2017-03-31
Fifth Street Finance Corp.
filed 2017-05-10
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(203) 681-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☑     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of May 9, 2017.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost March 31, 2017: $454,875; cost September 30, 2016: $456,493)	$401,158	$388,267
Affiliate investments (cost March 31, 2017: $34,328; cost September 30, 2016: $34,955)	38,480	39,769
Non-control/Non-affiliate investments (cost March 31, 2017: $1,385,682; cost September 30, 2016: $1,792,410)	1,349,048	1,737,455
Total investments at fair value (cost March 31, 2017: $1,874,885; cost September 30, 2016: $2,283,858)	1,788,686	2,165,491
Cash and cash equivalents	84,572	117,923
Restricted cash	8,250	12,439
Interest, dividends and fees receivable	12,293	15,568
Due from portfolio companies	6,881	4,077
Receivables from unsettled transactions	25,559	5,346
Deferred financing costs	1,435	2,234
Insurance recoveries receivable	—	19,729
Other assets	1,707	478
Total assets	$1,929,383	$2,343,285
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,878	$2,533
Base management fee and Part I incentive fee payable	10,900	15,958
Due to FSC CT	1,403	2,204
Interest payable	3,760	3,912
Amounts payable to syndication partners	1,516	754
Director fees payable	318	566
Payables from unsettled transactions	1,404	6,234
Legal settlements payable	—	19,500
Credit facilities payable	322,413	516,295
SBA debentures payable (net of $2,215 and $3,289 of unamortized financing costs as of March 31, 2017 and September 30, 2016, respectively)	145,785	210,011
Unsecured notes payable (net of $5,346 and $5,956 of unamortized financing costs as of March 31, 2017 and September 30, 2016, respectively)	405,372	404,630
Secured borrowings at fair value (proceeds March 31, 2017: $14,119; proceeds September 30, 2016: $18,929)	14,008	18,400
Total liabilities	909,757	1,200,997
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding at March 31, 2017; 143,259 shares issued and outstanding at September 30, 2016	1,409	1,433
Additional paid-in-capital	1,579,278	1,591,467
Net unrealized depreciation on investments and secured borrowings	(86,088)	(117,838)
Net realized loss on investments and secured borrowings	(445,217)	(306,228)
Accumulated overdistributed net investment income	(29,756)	(26,546)
Total net assets (equivalent to $7.23 and $7.97 per common share at March 31, 2017 and September 30, 2016, respectively) (Note 12)	1,019,626	1,142,288
Total liabilities and net assets	$1,929,383	$2,343,285
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Interest income:
Control investments	$2,949	$4,000	$7,394	$7,655
Affiliate investments	976	1,026	1,984	2,076
Non-control/Non-affiliate investments	34,216	44,217	72,517	90,615
Interest on cash and cash equivalents	164	88	283	151
Total interest income	38,305	49,331	82,178	100,497
PIK interest income:
Control investments	2,362	1,080	3,922	2,060
Affiliate investments	196	205	397	415
Non-control/Non-affiliate investments	997	1,847	2,073	3,952
Total PIK interest income	3,555	3,132	6,392	6,427
Fee income:
Control investments	313	376	622	1,219
Affiliate investments	247	263	729	271
Non-control/Non-affiliate investments	2,293	4,548	5,070	12,509
Total fee income	2,853	5,187	6,421	13,999
Dividend and other income:
Control investments	842	1,692	2,304	4,118
Non-control/Non-affiliate investments	—	221	20	(356)
Total dividend and other income	842	1,913	2,324	3,762
Total investment income	45,555	59,563	97,315	124,685
Expenses:
Base management fee	8,035	10,006	16,649	21,799
Part I incentive fee	3,168	4,173	7,231	7,824
Professional fees	1,723	4,455	2,787	11,424
Board of Directors fees	193	243	390	599
Interest expense	12,712	13,838	25,901	27,885
Administrator expense	619	514	1,150	1,114
General and administrative expenses	1,319	1,072	2,787	2,292
Loss on legal settlements	—	—	3	—
Total expenses	27,769	34,301	56,898	72,937
Base management fee waived	(61)	(81)	(122)	(177)
Insurance recoveries	(657)	—	(1,259)	—
Net expenses	27,051	34,220	55,517	72,760
Net investment income	18,504	25,343	41,798	51,925
Unrealized appreciation (depreciation) on investments:
Control investments	13,172	(4,203)	14,509	(18,847)
Affiliate investments	(687)	(793)	(662)	(335)
Non-control/Non-affiliate investments	94,039	11,005	18,321	(65,855)
Net unrealized appreciation (depreciation) on investments	106,524	6,009	32,168	(85,037)
Net unrealized (appreciation) depreciation on secured borrowings	(334)	294	(418)	506
Realized gain (loss) on investments and secured borrowings:
Control investments	(22,312)	(8,148)	(45,936)	(8,148)
Non-control/Non-affiliate investments	(93,581)	(18,518)	(93,053)	(17,151)
Net realized loss on investments and secured borrowings	(115,893)	(26,666)	(138,989)	(25,299)
Net increase (decrease) in net assets resulting from operations	$8,801	$4,980	$(65,441)	$(57,905)
Net investment income per common share — basic	$0.13	$0.17	$0.29	$0.35
Earnings (loss) per common share — basic	$0.06	$0.03	$(0.46)	$(0.39)
Weighted average common shares outstanding — basic	140,961	149,207	141,917	149,738
Net investment income per common share — diluted	$0.13	$0.16	$0.29	$0.33
Earnings (loss) per common share — diluted (Note 5)	$0.06	$0.03	$(0.46)	$(0.39)
Weighted average common shares outstanding — diluted	140,961	156,997	141,917	157,528
Distributions per common share	$0.14	$0.18	$0.32	$0.36
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2017	Six months ended March 31, 2016
Operations:
Net investment income	$41,798	$51,925
Net unrealized appreciation (depreciation) on investments	32,168	(85,037)
Net unrealized (appreciation) depreciation on secured borrowings	(418)	506
Net realized loss on investments and secured borrowings	(138,989)	(25,299)
Net decrease in net assets resulting from operations	(65,441)	(57,905)
Stockholder transactions:
Contributions from stockholders (Note 11)	287	—
Distributions to stockholders	(45,008)	(54,123)
Net decrease in net assets from stockholder transactions	(44,721)	(54,123)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	2,166	3,554
Repurchases of common stock under dividend reinvestment program	(2,166)	(3,554)
Repurchases of treasury shares under stock repurchase program	(12,500)	(15,092)
Net decrease in net assets from capital share transactions	(12,500)	(15,092)
Total decrease in net assets	(122,662)	(127,120)
Net assets at beginning of period	1,142,288	1,353,094
Net assets at end of period	$1,019,626	$1,225,974
Net asset value per common share	$7.23	$8.33
Common shares outstanding at end of period	140,961	147,184

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2017	Six months ended March 31, 2016
Operating activities:
Net decrease in net assets resulting from operations	$(65,441)	$(57,905)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(32,168)	85,037
Net unrealized appreciation (depreciation) on secured borrowings	418	(506)
Net realized loss on investments and secured borrowings	138,989	25,299
PIK interest income	(6,392)	(6,427)
Recognition of fee income	(6,421)	(13,999)
Accretion of original issue discount on investments	(5,270)	(1,951)
Accretion of original issue discount on unsecured notes payable	132	133
Amortization of deferred financing costs	2,483	2,579
Changes in operating assets and liabilities:
Fee income received	6,286	13,594
(Increase) decrease in restricted cash	4,189	(7,117)
Decrease in interest, dividends and fees receivable	3,275	1,792
Increase in due from portfolio companies	(2,804)	(602)
(Increase) decrease in receivables from unsettled transactions	(20,213)	5,168
Decrease in insurance recoveries receivable	19,729	—
Increase in other assets	(1,229)	(1,175)
Increase in accounts payable, accrued expenses and other liabilities	345	204
Decrease in base management fee and Part I incentive fee payable	(5,058)	(2,433)
Decrease in due to FSC CT	(801)	(836)
Increase (decrease) in interest payable	(152)	3,594
Decrease in payables from unsettled transactions	(4,830)	(3,648)
Decrease in director fees payable	(248)	—
Decrease in legal settlements payable	(19,500)	—
Increase (decrease) in amounts payable to syndication partners	762	(1,262)
Purchases of investments and net revolver activity	(208,020)	(425,877)
Principal payments received on investments (scheduled payments)	11,093	12,508
Principal payments received on investments (payoffs)	416,912	294,554
PIK interest income received in cash	3,715	1,037
Proceeds from the sale of investments	58,081	163,502
Net cash provided by operating activities	287,862	85,263
Financing activities:
Contributions received in cash	287	—
Distributions paid in cash	(42,842)	(50,569)
Repayments of borrowings under SBA debentures payable	(65,300)	—
Borrowings under credit facilities	148,000	320,000
Repayments of borrowings under credit facilities	(341,882)	(350,000)
Repayments of secured borrowings	(4,810)	(2,155)
Repurchases of common stock under stock repurchase program	(12,500)	(15,092)
Repurchases of common stock under dividend reinvestment plan	(2,166)	(3,554)
Net cash used by financing activities	(321,213)	(101,370)
Net decrease in cash and cash equivalents	(33,351)	(16,107)
Cash and cash equivalents, beginning of period	117,923	138,377
Cash and cash equivalents, end of period	$84,572	$122,270
Supplemental information:
Cash paid for interest	$23,438	$21,579
Non-cash operating activities:
Purchases of investments from restructurings	$(157,903)	$(17,370)
Proceeds from investment restructurings	$157,903	$16,783
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,166	$3,554

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,372	$36,372	$36,372
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		1,300	1,300	1,300
LC Facility, 6% cash due 4/1/2021		3,518	3,518	3,518
746,114 Series A Preferred Units			19,945	22,563
746,114 Shares of Common Stock			5,316	1,257
			66,451	65,010
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017		15,973	15,574	6,992
First Lien Revolver, 8% cash due 12/31/2017		7,436	7,436	—
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			32,210	6,992
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		41,395	35,412	40,659
2,058,411.64 Common Units (6)			—	—
			35,412	40,659
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,868
4,293,736 Common Units (6)			3,114	4,086
			14,982	15,954
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017		14,460	14,460	14,185
First Lien Term Loan B, 8.1% PIK due 4/30/2017		4,051	3,970	—
First Lien Revolver, 8% cash due 4/30/2017		4,013	4,013	4,013
4,100,000 Class A Common Units			4,100	—
			26,543	18,198
Senior Loan Fund JV I, LLC (11)(15)(17)(18)	Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC		25,689	25,689	25,689
87.5% LLC equity interest (6)			16,172	14,142
			142,891	140,861
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		39,806	39,806	39,806
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	16,861
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	1,917
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	3,061
			84,547	61,645
New IPT, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC			—	—
			7,620	7,620
AdVenture Interactive, Corp. (9)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)		19,960	19,960	19,960
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018 (13)			—	—
9,073 shares of common stock			24,259	24,259
2,863 Preferred Units of AVI Holdings, L.P.			—	—
			44,219	44,219
Total Control Investments (39.3% of net assets)			$454,875	$401,158
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,620	$9,620	$9,530
1,080,399 Shares of Series A Preferred Stock			1,080	3,811
			10,700	13,341
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018		$23,663	$23,628	$23,537
4,668,788 Shares of Preferred Stock			—	1,602
			23,628	25,139
Total Affiliate Investments (3.8% of net assets)			$34,328	$38,480

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		29,058	$28,748	$19,417
First Lien Revolver, 15% cash due 9/30/2019		2,189	2,189	1,359
452,914.87 Common Units in Cenegenics, LLC			598	—
345,380.141 Preferred Units in Cenegenics, LLC			300	—
			31,835	20,776
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			823	673
			823	673
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			374	388
			374	388
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			817	802
			817	802
Maverick Healthcare Group, LLC (9)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 4/30/2017 (13)		16,309	16,203	14,776
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 4/30/2017 (13)		41,739	39,110	20,579
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 4/30/2017 (13)		1,272	1,261	1,152
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 4/30/2017 (13)		56	40	56
			56,614	36,563
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		5,209	5,150	5,199
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,454	34,315	34,181
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,342
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		3,520	3,509	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc.			999	242
			47,695	46,484
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			994	603
			994	603
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,770	2,156
			1,770	2,156
National Spine and Pain Centers, LLC	Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020		30,969	30,950	30,886
317,282.97 Class A Units			317	787
			31,267	31,673
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			635	812
			635	812
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			1,241	1,140
			1,241	1,140

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (11)			$806	$958
			806	958
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	734
50,000 Common Shares			1	74
			501	808
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		$2,332	2,332	1,730
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		10,751	10,227	5,856
Unsecured Revolver, 5% cash due 6/9/2020		1,665	1,665	1,665
126,127.80 Class A Common Units			126	—
			14,350	9,251
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	—
			1,000	—
Yeti Acquisition, LLC	Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.			—	25,642
			—	25,642
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,831	19,831	19,808
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	469
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,581	20,277
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,207	1,359
			1,207	1,359
Dexter Axle Company	Auto parts & equipment
1,547 Common Shares in Dexter Axle Holding Company			1,643	5,411
			1,643	5,411
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,910	14,910	14,855
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,182
			16,910	17,037
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)		60	60	44
4,950,000 Preferred Units in GRG Holdings, LP			495	418
50,000 Common Units in GRG Holdings, LP			5	—
			560	462
Teaching Strategies, LLC	Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)		33,500	33,500	33,500
			33,500	33,500
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 8/19/2021		11,359	11,359	10,115
500 Class A Common Units in Omniplex Holdings Corp.			500	34
64.041 Class A-1 Common Units in Omniplex Holdings Corp.			104	—
			11,963	10,149
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		$16,400	$16,195	$7,663
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)		51,648	37,558	46,783
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)			—	—
			53,753	54,446
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,621	1,292
			1,621	1,292
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	23,240
			24,000	23,240
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)		4,450	4,024	4,411
			4,024	4,411
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (11)			7,574	6,879
			7,574	6,879
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2020		13,888	13,888	13,607
			13,888	13,607
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023			213	707
			213	707
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		12,604	12,587	12,488
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,494	5,372	5,444
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		5,604	5,601	5,604
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		818	814	818
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,579
			25,374	25,933
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2020 (12)(13)		48,100	48,078	47,484
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2020 (13)		1,000	997	1,000
2,000,000 Units in T5 Investment Vehicle, LLC			2,000	38
			51,075	48,522
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,953	5,953	5,696
498.6 Class A Preferred Units in Kason Investment, LLC			499	390
5,540 Class A Common Units in Kason Investment, LLC			55	—
			6,507	6,086
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,503	1,673
			1,503	1,673
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (10)(13)			—	(119)
			—	(119)
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		$39,265	$39,131	$39,227
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	6,342
			40,089	45,569
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,474	5,430
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(3)	(32)
100,000 Common Units in OSYS Holdings, LLC			1,000	1,026
			6,471	6,424
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,419	1,794
			1,419	1,794
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.			5,165	4,633
			5,165	4,633
Lift Brands, Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		21,969	21,916	21,815
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)			(13)	(105)
2,000,000 Class A Common Units in Snap Investments, LLC			2,000	2,713
			23,903	24,423
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			1,302	1,438
			1,302	1,438
Long's Drugs Incorporated	Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)		26,909	26,909	26,783
50 Series A Preferred Shares in Long's Drugs Incorporated			813	1,147
			27,722	27,930
Conviva Inc.	Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021			105	114
			105	114
OnCourse Learning Corporation	Education services
264,312 Class A Units in CIP OCL Investments, LLC			2,726	2,502
			2,726	2,502
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024			367	42
			367	42
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)		5,900	5,815	5,913
			5,815	5,913
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		13,500	13,429	13,550
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)			—	7
180,707 Class C Units in ExamSoft Investor LLC			181	94
			13,610	13,651
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/2/2020 (13)		61,500	60,885	61,715
			60,885	61,715
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			396	406
			396	406

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		$12,750	$12,701	$11,925
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024			113	—
			12,814	11,925
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,167	6,167	6,194
300,000 Class A Common Units in RPLF Holdings, LLC			300	162
			6,467	6,356
Tectum Holdings, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)		15,000	15,000	14,949
			15,000	14,949
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			829	956
			829	956
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			2,687	2,687
			2,687	2,687
ERS Acquisition Corp. (9)	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		41,355	38,062	2,068
			38,062	2,068
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)		26,769	26,212	26,769
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(63)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	5,317
			30,649	32,086
Idera, Inc.	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)		25,904	24,953	25,969
			24,953	25,969
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		4,214	4,173	4,237
			4,173	4,237
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,885	5,861
			5,885	5,861
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		7,458	7,458	7,526
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	429
			7,958	7,955
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		28,370	28,228	28,228
			28,228	28,228
Tecomet Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)		17,000	15,928	17,085
			15,928	17,085
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		10,024	9,904	6,041
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (10)(13)		1,225	1,222	(235)
			11,126	5,806
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		$17,000	$17,000	$16,980
			17,000	16,980
Janrain, Inc.	Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024			45	—
			45	—
TigerText, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)		5,000	4,987	4,934
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024			60	196
			5,047	5,130
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,448	18,326
			18,448	18,326
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		7,000	6,819	6,545
			6,819	6,545
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,782	3,782	3,804
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	29
487.5 Class A Preferred Units			488	639
12,500 Class B Common Units			13	170
			4,283	4,642
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)			(15)	(1)
			(15)	(1)
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		26,469	26,469	26,537
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	8
483,645 Common Shares of WeddingWire, Inc.			1,200	1,469
			27,669	28,014
xMatters, Inc.	Internet software & services
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025			709	372
			709	372
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,398
			3,398	3,398
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	14,637
			15,001	14,637
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		2,219	2,219	2,247
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		1,220	1,220	1,220
			3,439	3,467
AirStrip Technologies, Inc.	Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)		16,000	15,966	15,940
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025			90	—
			16,056	15,940
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Access Medical Acquisition, Inc.	Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)			$151	$1,108
			151	1,108
QuorumLabs, Inc.	Internet software & services
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025			375	—
			375	—
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		$7,625	7,539	7,587
			7,539	7,587
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	29,046	30,439
			29,046	30,439
American Seafoods Group LLC	Food distributors
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,912	11,640
			11,912	11,640
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		50,170	49,478	50,617
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		5,596	5,474	5,596
			54,952	56,213
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,725
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025			—	396
			12,500	13,121
Baart Programs, Inc.	Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)		32,013	31,567	32,570
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (13)		3,190	3,134	3,190
			34,701	35,760
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,697
			43,000	43,697
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		24,094	24,094	23,892
3,500 Class A Units in Lytx Holdings, LLC			3,603	3,753
			27,697	27,645
Onvoy, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)		16,750	16,750	16,750
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC			1,967	1,967
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC			—	—
			18,717	18,717
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		4,963	4,920	4,964
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		95	79	95
			4,999	5,059
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)		6,107	6,056	6,095
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)			(19)	(4)
			6,037	6,091
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)		14,788	14,783	14,934
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)			(2)	38
			14,781	14,972
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Ping Identity Corporation	Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)		$42,500	$41,431	$42,446
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)			(63)	(3)
			41,368	42,443
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)		11,356	11,072	11,468
			11,072	11,468
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)		3,910	3,873	3,921
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)		1,080	1,070	1,083
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)		7,056	6,956	7,118
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)		1,944	1,916	1,961
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (13)		350	341	350
			14,156	14,433
Sailpoint Technologies, Inc.	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (13)		14,348	14,099	14,608
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (10)(13)			(17)	18
			14,082	14,626
California Pizza Kitchen, Inc.	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)		4,975	4,931	4,976
			4,931	4,976
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)		5,473	5,372	5,418
			5,372	5,418
SPC Partners VI, L.P.	Multi-sector holdings
0.39% limited partnership interest (11)			—	—
			—	—
Impact Sales, LLC	Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)		11,222	10,986	11,169
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (10)(13)		516	437	498
			11,423	11,667
Cheddar's Casual Café, Inc.	Restaurants
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/31/2021 (13)		10,000	9,525	10,100
			9,525	10,100
DFT Intermediate LLC	Specialized finance
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 3/1/2023 (13)			—	—
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)		3,300	3,218	3,218
			3,218	3,218
Systems, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (13)		9,000	8,867	8,867
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 3/3/2022 (10)(13)			(45)	(45)
			8,822	8,822
TerSera Therapeutics, LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)		15,000	14,555	14,555
668,879 Common Units of TerSera Holdings LLC			1,500	1,500
			16,055	16,055
Total Non-Control/Non-Affiliate Investments (132.3% of net assets)			$1,385,682	$1,349,048
Total Portfolio Investments (175.4% of net assets)			$1,874,885	$1,788,686
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$74,795	$74,795
Other cash accounts			9,777	9,777
Total Cash and Cash Equivalents (8.3% of net assets)			$84,572	$84,572
Total Portfolio Investments, Cash and Cash Equivalents (183.7% of net assets)			$1,959,457	$1,873,258
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
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
(9)Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
AdVenture Interactive, Corp.	March 31, 2017	+ 1.0% on Term Loan and Revolver	+ 0.25% on Term Loan and Revolver	Per loan amendment
Credit Infonet, Inc.	February 11, 2017		+ 0.25% on Subordinated Term Loan	Per loan amendment
	October 5, 2016	- 1.0% on Subordinated Term Loan		Per loan amendment
Thing5, LLC	March 31, 2017		+ 1.0% on Term Loan	Per loan amendment
	October 27, 2016	+ 0.5% on Term Loan and Revolver		Per loan amendment
Refac Optical Group	October 24, 2016	+ 0.5% on Revolver, Term Loan A, Term Loan B and Term Loan C		Per loan amendment
ERS Acquisition Corp.	August 3, 2016		+ 2.0% on Second Lien Term Loan	Per loan amendment
Metamorph US 3, LLC	October 1, 2016	+ 2.0% on Revolver; + 1% on First Lien Term Loan	+2.0% on First Lien Term Loan	Tier pricing per loan agreement
Long's Drugs Incorporated	June 9, 2016	+ 0.25% on Second Lien Term Loan		Per loan amendment
Maverick Healthcare Group, LLC	May 11, 2016		+ 2.0% on Term Loan A, Revolver, and Capex Line	Per loan amendment
	May 11, 2016	- 3.5% on Term Loan B	+ 5.5% on Term Loan B	Per loan amendment
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 8, 2014		-1.0% on Mezzanine Term Loan	Per loan amendment

(10)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2017, qualifying assets represent 85.8% of the Company's total assets and non-qualifying assets represent 14.2% of the Company's total assets.

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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
March 31, 2017
(dollar amounts in thousands)
(unaudited)

collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(18)
In December 2016, the Company restructured its investment in Senior Loan Fund JV I, LLC. As part of the restructuring, the Company exchanged its subordinated notes for Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes issued by a newly formed, wholly owned subsidiary, SLF Repack Issuer 2016 LLC. The Class A Mezzanine Secured Deferrable Floating Rate Notes bear interest at a rate of LIBOR plus the applicable margin as defined in the indenture, which was 6.46% as of March 31, 2017. The Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes are collectively referred to as the "mezzanine notes".

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,180	$36,152	$36,328
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		2,800	2,797	2,800
LC Facility, 6.0% cash due 4/1/2021		3,518	3,514	3,518
746,114 Series A Preferred Units			18,558	20,094
746,114 Shares of Common Stock			5,316	—
			66,337	62,740
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017		15,973	15,572	7,046
First Lien Revolver, 8% cash due 12/31/2017		6,885	6,885	—
596.67 Series A Common Units			—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			31,657	7,046
First Star Aviation, LLC (16)	Airlines
10,104,401 Common Units (6)			5,533	2,413
			5,533	2,413
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		55,395	50,305	54,214
2,058,411.64 Common Units (6)			—	2,839
			50,305	57,053
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,851
4,293,736 Common Units (6)			3,360	5,729
			15,228	17,580
Eagle Hospital Physicians, LLC	Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017		13,889	13,889	13,875
First Lien Term Loan B, 8.1% PIK due 4/30/2017		3,889	3,889	3,887
First Lien Revolver, 8% cash due 4/30/2017		1,913	1,913	1,913
4,100,000 Class A Common Units			4,100	7,421
			23,791	27,096
Senior Loan Fund JV I, LLC (11)(15)(17)	Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)		144,841	144,841	129,004
87.5% LLC equity interest (6)			16,094	13,708
			160,935	142,712
Express Group Holdings LLC (18)	Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019 (13)		12,073	12,073	1,193
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)		6,090	6,090	6,090
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016		3,000	3,000	3,000
14,033,391 Series B Preferred Units			3,982	—
280,668 Series A Preferred Units			1,593	—
1,456,344 Common Stock Units			—	—
			26,738	10,283
Ameritox Ltd. (19)	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		31,258	31,228	31,039
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	15,437
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	1,755
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	13,113
			75,969	61,344
Total Control Investments (34.0% of net assets)			$456,493	$388,267

Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,524	$9,524	$9,549
1,080,399 Shares of Series A Preferred Stock			1,080	4,079
			10,604	13,628

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

(9)
Interest rates have been adjusted on certain term loans and revolvers. These rate adjustments are temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements, or permanent in nature per loan amendment or waiver documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Credit Infonet, Inc.	September 27, 2016	- 1.0% on Subordinated Term Loan	+ 0.5% on Subordinated Term Loan	Per loan amendment
Lift Brands, Inc.	August 15, 2016	+ 0.5% on Revolver and Term Loan		Per loan amendment
ERS Acquisition Corp.	August 3, 2016		+ 2.0% on Second Lien Term Loan	Per loan amendment
Edge Fitness, LLC	April 18, 2016	+ 1% on Term Loan		Per loan amendment
Metamorph US 3, LLC	March 29, 2016	+ 1% on Term Loan & Revolver		Per loan amendment
Maverick Healthcare Group, LLC	May 11, 2016		+ 2.0% on Term Loan A, Revolver, and Capex Line	Per loan amendment
	May 11, 2016	- 3.5% on Term Loan B	+ 5.5% on Term Loan B	Per loan amendment
TrialCard Incorporated	November 4, 2015	- 0.75% on Revolver		Tier pricing per loan agreement
Omniplex World Services Corporation	October 1, 2015		+ 1% on Term Loan	Per loan amendment
Thing5, LLC	January 20, 2015	+ 0.5% on Term Loan		Per loan amendment
AdVenture Interactive, Corp.	January 1, 2015	+ 0.75% on Term Loan & Revolver		Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
HealthDrive Corporation	January 1, 2015	+ 3.0% on Term Loan A & B	- 3.0% on Term Loan A & B	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment
Dominion Diagnostics, LLC	April 1, 2016	- 11.0% on Term Loan	+ 11.0% on Term Loan	Per loan amendment
Discovery Practice Management, Inc.	November 4, 2013	+ 2.25% on Term Loan A - 1.0% on Revolver		Per loan amendment

(10)	Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Finance Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of March 31, 2017, the Company's consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Funding II, LLC ("Funding II"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "SBIC Subsidiaries"), and FSFC Holdings, Inc ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
If the quotation provided by the pricing service is based on only one or two market sources, the Investment Adviser performs a review of the portfolio company to validate the quotes. This review generally includes a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. If the Investment Adviser deems the quote to not be indicative of fair value, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent approach, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the enterprise value of a portfolio company, the Investment Adviser analyzes various factors including, but not limited to, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company in order to reach its estimate of a portfolio company’s enterprise value, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

prospects, (v) a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions), (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield approach, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
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

•Preliminary valuations are then reviewed and discussed with management of the Investment Adviser;

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

•
The Audit Committee of the Board of Directors reviews the preliminary valuations with the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the level 3 investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each level 3 investment in the Company's portfolio.
The fair value of each of the Company's investments at March 31, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2017, 76.7% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Income:
Interest Income
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
Dividend Income
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company reversed $0.7 million of dividend income during the six months ended March 31, 2016 upon the receipt of updated information from a portfolio company regarding the characterization of a cash distribution received in a prior period. The related Part I incentive fee reimbursement related to this adjustment was recorded during the three months ended December 31, 2015.
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
As of March 31, 2017 and September 30, 2016, included in cash and cash equivalents was $74.8 million and $107.4 million, respectively, held in bank accounts of the SBIC Subsidiaries. These cash and cash equivalents are permitted only for certain uses, including funding portfolio company investments to be held at the SBIC Subsidiaries, repaying SBA-guaranteed debentures and funding operating expenses of the SBIC Subsidiaries. This cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries or for other corporate purposes of the Company.
As of March 31, 2017, included in restricted cash was $6.5 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6) and $1.7 million that was held at East West Bank in connection with amounts payable to syndication partners. As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility. Pursuant to the terms of the Sumitomo Facility, the cash is restricted until the Company submits its required monthly reporting schedules.
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
Deferred Financing Costs:
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the Securities and Exchange Commission ("SEC") would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended December 31, 2016 and applied a retrospective approach. As a result of the adoption, the Company reclassified $9.2 million of deferred financing costs assets to a direct deduction from the related debt liability on the Statement of Assets and Liabilities as of September 30, 2016. The adoption of this guidance had no impact on net assets or the Consolidated Statement of Operations.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the six months ended March 31, 2017 and March 31, 2016.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Amounts Payable to Syndication Partners:
The Company acts as administrative agent for certain loans it originates and then syndicates. As administrative agent, the Company receives interest, principal and/or other payments from borrowers that is redistributed to syndication partners. If not redistributed by the reporting date, such amounts are classified in restricted cash and a payable is recorded to syndication partners on the Consolidated Statements of Assets and Liabilities.
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $14.1 million and $18.9 million in the aggregate as of March 31, 2017 and September 30, 2016, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs", "credit facilities payable", "SBA debentures payable", and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "insurance recoveries receivable," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to FSC CT," "interest payable," "amounts payable to syndication partners," "director fees payable," "payables from unsettled transactions" and "legal settlements payable" approximate fair value due to their short maturities.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its consolidated financial statements and related disclosures and its ongoing financial reporting.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

during the three months ended March 31, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended March 31, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 3. Portfolio Investments
At March 31, 2017, 175.4% of net assets, or $1.8 billion, was invested in 113 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $101.0 million, $25.7 million and $14.1 million, respectively. At March 31, 2017, 9.1% of net assets, or $92.8 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2016, 189.6% of net assets, or $2.2 billion, was invested in 129 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $129.0 million and $13.7 million, respectively, and 11.4% of net assets, or $130.4 million, was invested in cash and cash equivalents (including restricted cash). As of March 31, 2017, 74.6% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 14.5% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2016, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.2% consisted of subordinated notes, including debt investments in SLF JV I.
Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2017, the Company recorded net realized losses on investments and secured borrowings of $115.9 million and $139.0 million, respectively. During the three and six months ended March 31, 2016, the Company recorded net realized losses on investments and secured borrowings of $26.7 million and $25.3 million, respectively. During the three and six months ended March 31, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $106.2 million and $31.8 million, respectively. During the three and six months ended March 31, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $6.3 million and $(84.5) million, respectively.
The composition of the Company's investments as of March 31, 2017 and September 30, 2016 at cost and fair value was as follows:

	March 31, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,551,901	$1,467,594	$1,960,581	$1,845,808
Investments in equity securities	180,093	180,232	162,343	176,970
Debt investments in SLF JV I	126,719	126,719	144,841	129,004
Equity investment in SLF JV I	16,172	14,141	16,093	13,709
Total	$1,874,885	$1,788,686	$2,283,858	$2,165,491
The composition of the Company's debt investments as of March 31, 2017 and September 30, 2016 at fixed rates and floating rates was as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2017		September 30, 2016
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$336,048	21.08%	$376,207	19.05%
Floating rate debt securities, including debt investments in SLF JV I	1,258,265	78.92	1,598,605	80.95
Total	$1,594,313	100.00%	$1,974,812	100.00%
The following table presents the financial instruments carried at fair value as of March 31, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$—	$1,334,882	$—	$1,334,882
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	—	259,431	—	259,431
Investments in equity securities (preferred)	—	—	50,794	—	50,794
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	103,420	40,159	143,579
Total investments at fair value	—	—	1,748,527	40,159	1,788,686
Cash and cash equivalents	84,572	—	—	—	84,572
Total assets at fair value	$84,572	$—	$1,748,527	$40,159	$1,873,258
Secured borrowings relating to senior secured debt investments	—	—	14,008	—	14,008
Total liabilities at fair value	$—	$—	$14,008	$—	$14,008
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

The following table presents the financial instruments carried at fair value as of September 30, 2016 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from December 31, 2016 to March 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of December 31, 2016	$1,514,361	$256,420	$49,588	$93,020	$1,913,389	$13,981
New investments & net revolver activity	109,226	1,665	—	27,830	138,721	—
Redemptions/repayments	(295,197)	—	—	(3,191)	(298,388)	(308)
Net accrual of PIK interest income	1,198	1,365	711	—	3,274	—
Accretion of OID	3,069	—	—	—	3,069	—
Net change in unearned income	139	11	—	—	150	—
Net unrealized appreciation (depreciation) on investments	112,880	(30)	7,890	(16,493)	104,247	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	335
Realized gain (loss) on investments	(110,794)	—	(7,395)	2,254	(115,935)	—
Fair value as of March 31, 2017	$1,334,882	$259,431	$50,794	$103,420	$1,748,527	$14,008
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2017	$925	$(30)	$495	$(10,441)	$(9,051)	$334
The following table provides a roll-forward in the changes in fair value from December 31, 2015 to March 31, 2016, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of December 31, 2015	$1,872,729	$310,736	$30,923	$80,371	$2,294,759	$19,158
New investments & net revolver activity	63,769	15,895	5,645	3,943	89,252	—
Redemptions/repayments	(118,164)	(25,349)	—	(1,841)	(145,354)	(343)
Net accrual of PIK interest income	1,473	879	537	—	2,889	—
Accretion of OID	812	—	—	—	812	—
Net change in unearned income	337	27	—	—	364	—
Net unrealized appreciation (depreciation) on investments	377	(9,993)	(668)	13,017	2,733	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(294)
Realized loss on investments	(20,345)	—	—	(6,321)	(26,666)	—
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$89,169	$2,218,789	$18,521
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2016	$(16,590)	$(10,173)	$(668)	$17,785	$(9,646)	$(294)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to March 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
New investments & net revolver activity	209,084	128,067	—	29,416	366,567	—
Redemptions/repayments	(489,813)	(150,043)	(652)	(4,977)	(645,485)	(4,810)
Net accrual of PIK interest income	172	1,118	1,387	—	2,677	—
Accretion of OID	5,270	—	—	—	5,270	—
Net change in unearned income	113	22	—	—	135	—
Net unrealized appreciation (depreciation) on investments	31,455	14,847	9,262	(26,213)	29,351	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	418
Realized loss on investments	(110,934)	(19,857)	(6,952)	(1,346)	(139,089)	—
Fair value as of March 31, 2017	$1,334,882	$259,431	$50,794	$103,420	$1,748,527	$14,008
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2017	$(79,556)	$(823)	$2,192	$(22,227)	$(100,414)	$418

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to March 31, 2016 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$85,179	$2,368,148	$21,182
New investments & net revolver activity	411,233	15,895	5,944	6,096	439,168	—
Redemptions/repayments	(427,965)	(54,355)	(760)	(4,563)	(487,643)	(2,155)
Net accrual of PIK interest income	2,929	1,859	1,043	—	5,831	—
Accretion of OID	1,951	—	—	—	1,951	—
Net change in unearned income	280	48	—	—	328	—
Net unrealized appreciation (depreciation) on investments	(60,141)	(30,280)	(596)	8,064	(82,953)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(506)
Realized loss on investments	(20,434)	—	—	(5,607)	(26,041)	—
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$89,169	$2,218,789	$18,521
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2016	$(75,407)	$(30,464)	$(596)	$13,592	$(92,875)	$(506)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of March 31, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$839,524	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	15.0%	2.7%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.3)%	-	3.1%	0.2%
	227,901	Enterprise value approach	EBITDA/Revenue multiple	(b)	0.9x	-	7.2x	4.1x
	121,336	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	146,121	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	115,796	Market yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.5%	-	10.0%	4.4%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(0.9)%	-	3.1%	0.6%
	16,916	Enterprise value approach	EBITDA multiple	(b)	6.8x	-	6.8x	6.8x
SLF JV I debt investments	126,719	Enterprise value approach	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	152,714	Enterprise value approach	EBITDA/Revenue multiple	(b)	1.0x	-	17.3x	7.3x
	1,500	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
Total	$1,748,527
Secured borrowings	$14,008	Market yield approach	Tranche specific risk premium (discount)	(a)	(3.5)%	-	3.5%	2.9%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.2%	-	0.2%	0.2%

Total	$14,008
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

(f)	The Company determined the value based on the total assets less the liabilities senior to the mezzanine notes held at SLF JV 1.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,096,434	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(4.5)%	-	8.0%	1.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.9)%	-	5.4%	(0.1)%
	107,745	Enterprise value approach	Weighted average cost of capital		16.0%	-	35.0%	20.5%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.5%
			Revenue growth rate		(19.6)%	-	32.0%	(10.2)%
			EBITDA/Revenue multiple		0.7x	-	6.7x	5.6x
	206,141	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	279,215	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	142,691	Market yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a)	1.0%	-	4.0%	2.8%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.3)%	-	1.1%	0.1%
	13,582	Enterprise value approach	Weighted average cost of capital		19.0%	-	23.0%	20.0%
			Company specific risk premium	(a)	2.0%	-	15.0%	5.2%
			Revenue growth rate		(2.9)%	-	(2.9)%	(2.9)%
			Revenue multiple	(b)	1.4x	-	1.4x	1.4x
SLF JV I debt investments	129,004	Market yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.2)%	-	(1.2)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.9%	-	1.9%	1.9%
Preferred & common equity	154,289	Enterprise value approach	Weighted average cost of capital		9.0%	-	35.0%	15.6%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.2%
			Revenue growth rate		0.9%	-	156.0%	32.5%
			EBITDA/Revenue multiple	(b)	0.7x	-	18.0x	7.7x
Total	$2,129,101
Secured borrowings	$18,400	Market yield approach	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.0%	-	1.0%	1.0%
Total	$18,400
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the market yield approach, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the enterprise value approach, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$322,413	$322,413	$—	$—	$322,413
SBA debentures payable	145,785	135,563	—	—	135,563
Unsecured notes payable	405,372	412,556	—	162,398	250,158
Total	$873,570	$870,532	$—	$162,398	$708,134
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
The Company utilizes the market yield approach to estimate the fair values of its SBA debentures payable, which are included in Level 3 of the hierarchy. Under the market yield approach, the Company uses market yield models to determine the present value of the future cash flows streams for the debentures. The Company reviews various sources of data involving investments with similar characteristics and assesses the information in the valuation process.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	March 31, 2017		September 30, 2016
Cost:
Senior secured debt	$1,403,423	74.85%	$1,789,532	78.36%
Subordinated debt	148,478	7.92	171,049	7.49
Debt investments in SLF JV I	126,719	6.76	144,841	6.34
LLC equity interests of SLF JV I	16,172	0.86	16,093	0.70
Purchased equity	105,291	5.62	82,516	3.61
Equity grants	48,805	2.60	54,702	2.40
Limited partnership interests	25,997	1.39	25,125	1.10
Total	$1,874,885	100.00%	$2,283,858	100.00%
Fair Value:
Senior secured debt	$1,334,882	74.63%	$1,689,535	78.02%
Subordinated debt	132,712	7.42	156,273	7.22
Debt investments in SLF JV I	126,719	7.08	129,004	5.96
LLC equity interests of SLF JV I	14,141	0.79	13,709	0.63
Purchased equity	125,041	6.99	114,047	5.27
Equity grants	29,174	1.63	40,241	1.86
Limited partnership interests	26,017	1.46	22,682	1.04
Total	$1,788,686	100.00%	$2,165,491	100.00%

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

	March 31, 2017		September 30, 2016
Cost:
Northeast U.S.	$650,334	34.67%	$660,616	28.92%
Southwest U.S.	342,268	18.26	416,060	18.22
West U.S.	338,539	18.06	470,700	20.61
Southeast U.S.	270,304	14.42	308,770	13.52
Midwest U.S.	211,622	11.29	320,368	14.03
International	50,395	2.69	107,344	4.70
Northwest U.S.	11,423	0.61	—	—
Total	$1,874,885	100.00%	$2,283,858	100.00%

Fair Value:
Northeast U.S.	$621,923	34.77%	$607,240	28.03%
Southwest U.S.	293,416	16.40	406,307	18.76
West U.S.	324,062	18.12	452,078	20.88
Southeast U.S.	272,033	15.21	323,481	14.94
Midwest U.S.	208,973	11.68	263,434	12.17
International	56,612	3.17	112,951	5.22
Northwest U.S.	11,667	0.65	—	—
Total	$1,788,686	100.00%	$2,165,491	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of March 31, 2017 and September 30, 2016 was as follows:

	March 31, 2017		September 30, 2016
Cost:
Healthcare services	$312,280	16.67%	$379,250	16.58%
Internet software & services	284,509	15.17	361,396	15.82
Multi-sector holdings	161,314	8.60	178,113	7.80
Healthcare equipment	115,543	6.16	119,705	5.24
Advertising	84,688	4.52	170,517	7.47
Data processing & outsourced services	78,294	4.18	83,988	3.68
Pharmaceuticals	75,687	4.04	59,521	2.61
Construction & engineering	66,450	3.54	66,337	2.90
Research & consulting services	63,145	3.37	63,137	2.76
Diversified support services	57,783	3.08	85,150	3.73
Industrial machinery	55,419	2.96	46,517	2.04
Environmental & facilities services	54,952	2.93	99,054	4.34
Education services	51,576	2.75	23,568	1.03
Airlines	50,395	2.69	71,067	3.11
Specialty stores	47,695	2.54	46,618	2.04
Application software	45,048	2.40	48,581	2.13
IT consulting & other services	33,081	1.76	51,868	2.27
Air freight and logistics	32,210	1.72	31,657	1.39
Leisure facilities	31,582	1.68	33,981	1.49
Consumer electronics	25,374	1.35	24,870	1.09
Home improvement retail	23,628	1.26	24,352	1.07
Integrated telecommunication services	18,717	1.00	56,343	2.47
Auto parts & equipment	16,643	0.89	16,643	0.73
Security & alarm services	15,402	0.82	13,520	0.59
Restaurants	14,456	0.77	4,951	0.22
Other diversified financial services	13,314	0.71	14,794	0.65
Food distributors	11,912	0.64	11,903	0.52
Oil & gas equipment services	7,621	0.41	45,646	2.00
Thrift & mortgage finance	7,574	0.40	7,946	0.35
Commercial printing	6,037	0.32	6,090	0.27
Apparel, accessories & luxury goods	5,165	0.28	15,694	0.69
Food retail	4,173	0.22	4,169	0.18
Specialized finance	3,218	0.17	—	—
Specialized consumer services	—	—	9,014	0.39
Healthcare technology	—	—	7,904	0.35
Leisure products	—	—	—	—
Human resources & employment services	—	—	(6)	—
Total	$1,874,885	100.00%	$2,283,858	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2017		September 30, 2016
Fair Value:
Internet software & services	$282,535	15.80%	$326,665	15.06%
Healthcare services	275,161	15.38	360,937	16.67
Multi-sector holdings	159,998	8.95	159,549	7.37
Healthcare equipment	97,344	5.44	120,827	5.58
Advertising	86,324	4.83	149,337	6.90
Pharmaceuticals	75,659	4.23	60,517	2.79
Data processing & outsourced services	75,501	4.22	80,435	3.71
Construction & engineering	65,010	3.63	62,740	2.90
Research & consulting services	62,951	3.52	63,404	2.93
Industrial machinery	60,478	3.38	51,581	2.38
Airlines	56,612	3.17	77,046	3.56
Environmental & facilities services	56,213	3.14	100,852	4.66
Application software	47,414	2.65	50,799	2.35
Specialty stores	46,484	2.60	45,233	2.09
Education services	45,253	2.53	19,745	0.91
IT consulting & other services	33,399	1.87	51,460	2.38
Leisure facilities	32,462	1.81	34,486	1.59
Consumer electronics	25,934	1.45	25,180	1.16
Leisure products	25,642	1.43	34,981	1.62
Home improvement retail	25,139	1.41	26,141	1.21
Diversified support services	21,359	1.19	75,720	3.50
Auto parts & equipment	20,361	1.14	18,688	0.86
Integrated telecommunication services	18,717	1.05	53,092	2.45
Restaurants	15,076	0.84	4,985	0.23
Security & alarm services	13,616	0.76	13,776	0.64
Other diversified financial services	12,733	0.71	14,777	0.68
Food distributors	11,640	0.65	11,400	0.53
Oil & gas equipment services	7,621	0.43	16,783	0.78
Air freight and logistics	6,992	0.39	7,046	0.33
Thrift & mortgage finance	6,879	0.38	5,846	0.27
Commercial printing	6,091	0.34	6,127	0.28
Apparel, accessories & luxury goods	4,633	0.26	14,620	0.68
Food retail	4,237	0.24	4,214	0.19
Specialized finance	3,218	0.18	—	—
Specialized consumer services	—	—	9,082	0.42
Healthcare technology	—	—	7,420	0.34
Human resources & employment services	—	—	—	—
Total	$1,788,686	100.00%	$2,165,491	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. As of March 31, 2017 and September 30, 2016, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. During the three and six months ended March 31, 2017 and March 31, 2016, no individual investment produced investment income that exceeded 10% of total investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. As of March 31, 2017, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes which mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of March 31, 2017 and September 30, 2016, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of March 31, 2017 and September 30, 2016, the Company owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
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
As of March 31, 2017 and September 30, 2016, SLF JV I had total assets of $338.5 million. As of March 31, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $14.1 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $25.7 million, at fair value, respectively. As of September 30, 2016, the Company's investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank facility and Credit Suisse facility described below. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 31 and 37 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of March 31, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of March 31, 2017 and September 30, 2016, the Company and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from the Company. As of September 30, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of March 31, 2017, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of March 31, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of March 31, 2017 and September 30, 2016. Borrowings under the Deutsche Bank facility bear interest at a rate equal to the 3-month LIBOR plus 2.50% per annum with no LIBOR floor. Under the Deutsche Bank facility, $100.0 million was outstanding as of March 31, 2017 and September 30, 2016.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch (the "Credit Suisse facility"). Accordingly, SLF JV I’s total debt capacity was $400.0 million as of March 31, 2017. The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor. As of March 31, 2017 and September 30, 2016, there were $46.6 million and $67.0 million of borrowings outstanding under the Credit Suisse facility, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2017, borrowings under the Deutsche Bank facility and the Credit Suisse facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Senior secured loans (1)	$254,855	$324,406
Weighted average interest rate on senior secured loans (2)	8.18%	7.84%
Number of borrowers in SLF JV I	31	37
Largest exposure to a single borrower (1)	$18,910	$19,775
Total of five largest loan exposures to borrowers (1)	$85,145	$93,926
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of March 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$2,040	$2,040	$2,040
		927 shares Common Stock				2,479	2,479
Total AdVenture Interactive, Corp.					2,040	4,519	4,519
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,979	5,979	5,979
		301,913.06 Class B Preferred Units				302	361
		928.96 Class A Common Units				5,474	577
Total Ameritox, Ltd.					5,979	11,755	6,917
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	15,382	15,257	15,382
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	11,182	11,054	11,228
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2024	LIBOR+5.5% (1% floor)	10,750	10,481	10,481
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,544	4,547
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,478	9,521	9,564
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	18,910	18,666	19,018
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,938	4,899	4,898
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,913	5,892	5,869
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,125	9,139	9,041
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,125	9,051	9,038
Total InMotion Entertainment Group, LLC					18,250	18,190	18,079

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	18,788	18,764	18,656
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,941	7,941	7,875
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+7.5% (1% floor)	10,024	9,808	6,041
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,469	4,407	4,467
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,994	3,020
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,693	4,736
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,290	1,307
Total My Alarm Center, LLC					9,000	8,977	9,063
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	4,997	4,960	5,019
New IPT, Inc.	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	1,094	1,094	1,094
		21.876 Class A Common Units			—	—	—
Total New IPT, Inc.					2,888	2,888	2,888
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,149	6,089	5,926
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,901	10,758
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	5,980	5,937	5,969
Salient CRGT, Inc.	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6,000	5,880	5,910
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6,638	6,591	6,622
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+4.5% (1% floor)	4,724	4,548	4,783
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,386
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	3,600	3,582	3,615
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	13,815	13,651	13,974
Vention Medical, Inc. (3)	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	—	—	—
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,666	2,647	2,653
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,874	9,837	9,825
					$254,855	$261,248	$253,532
__________
(1) Represents the interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2017 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of March 31, 2017.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,083	8,105	8,121
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,890	5,884	5,848
		301,913.06 Class B Preferred Units				302	331
		928.96 Class A Common Units				5,474	2,471
Total Ameritox, Ltd.					5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,825	9,689	9,806
Total Compuware Corporation					13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	19,160	18,869	18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC					18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,043	19,015	18,858
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,136	1,128	1,133
Total My Alarm Center, LLC					8,642	8,614	8,652
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,614	6,528	6,357

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,680	2,658	2,666
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,924	9,882	9,875
					$324,406	$327,720	$315,153
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
The cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $3.0 million and $5.7 million on its investments in these notes for the three and six months ended March 31, 2016, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company was $101.0 million as of March 31, 2017. The Company earned interest of $1.6 million and $2.9 million on its investments in these notes for the three and six months ended March 31, 2017, respectively. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company was $25.7 million as of March 31, 2017. The Company earned PIK interest of $0.9 million and $1.0 million on its investments in these notes for the three and six months ended March 31, 2017, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $14.1 million, respectively, as of March 31, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. The Company earned dividend income of $0.7 million for the six months ended March 31, 2017, with respect to its LLC equity interests. The Company did not earn dividend income for the three months ended March 31, 2017, with respect to its LLC equity interests. The Company earned dividend income of $1.1 million and $2.8 million for the three and six months ended March 31, 2016, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2017: $261,248; cost September 30, 2016: $327,720)	$253,532	$315,153
Receivables from secured financing arrangements at fair value (cost March 31, 2017: $9,775; cost September 30, 2016: $10,014)	9,634	9,672
Cash and cash equivalents	65,215	1,878
Restricted cash	4,201	7,080
Other assets	5,962	4,700
Total assets	$338,544	$338,483

Senior credit facilities payable	$146,553	$167,012
Debt securities payable at fair value (proceeds March 31, 2017: $144,822 and September 30, 2016: $165,533)	144,822	147,433
Other liabilities	31,007	8,371
Total liabilities	$322,382	$322,816
Members' equity	16,162	15,667
Total liabilities and members' equity	$338,544	$338,483

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Selected Statements of Operations Information:
Interest income	$5,697	$7,140	$12,456	$14,867
Other income	20	91	328	436
Total investment income	5,717	7,231	12,784	15,303
Interest expense	5,358	6,171	11,372	11,078
Other expenses	87	112	495	243
Total expenses (1)	5,445	6,283	11,867	11,321
Net unrealized appreciation (depreciation)	9,426	5,219	(13,047)	(1,673)
Net realized gain (loss)	(9,374)	—	13,334	—
Net income (loss)	$324	$6,167	$1,204	$2,309
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the liabilities senior to the mezzanine notes of SLF JV 1 under the enterprise value approach.
During the three and six months ended March 31, 2017, the Company sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. During the three months ended March 31, 2016, the Company sold $60.6 million of senior secured debt investments to SLF JV I at fair value in exchange for $54.0 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2016, the Company sold $70.0 million of senior secured debt investments at fair value to SLF JV I in exchange for $63.3 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.8 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The ending unearned fee income balance as of March 31, 2017 and September 30, 2016 was $1.2 million and $1.3 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of March 31, 2017, the Company had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended March 31, 2017, the Company recorded total fee income of $2.9 million, $0.7 million of which was recurring in nature. For the six months ended March 31, 2017, the Company recorded total fee income of $6.4 million, $1.5 million of which was recurring in nature. For the three months ended March 31, 2016, the Company recorded total fee income of $5.2 million, $1.9 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees. For the six months ended March 31, 2016, the Company recorded total fee income of $14.0 million, $3.9 million of which was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three and six months ended March 31, 2017 and March 31, 2016:

(Share amounts in thousands)	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016 (1)
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$8,801	$4,980	$(65,441)	$(57,905)
Weighted average common shares outstanding — basic	140,961	149,207	141,917	149,738
Earnings (loss) per common share — basic	$0.06	$0.03	$(0.46)	$(0.39)
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$8,801	$4,980	$(65,441)	$(57,905)
Adjustments for interest on convertible notes, base management fees and incentive fees	—	1,367	—	2,734
Net increase (decrease) in net assets resulting from operations, as adjusted	$8,801	$6,347	$(65,441)	$(55,171)
Weighted average common shares outstanding — basic	140,961	149,207	141,917	149,738
Adjustments for dilutive effect of convertible notes	—	7,790	—	7,790
Weighted average common shares outstanding — diluted	140,961	156,997	141,917	157,528
Earnings (loss) per common share — diluted	$0.06	$0.03	$(0.46)	$(0.39)
__________
(1) Items relating to the Convertible Notes (as defined in Note 13) outstanding that were anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the six months ended March 31, 2016, anti-dilution would total approximately $0.02 per share.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For income tax purposes, the Company estimates that its distributions for the 2017 calendar year will be composed primarily of ordinary income, and will be appropriately reported to the Internal Revenue Service and stockholders for the 2017 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.
The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2017 and March 31, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued		DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	(1)	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	(1)	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	(1)	0.1 million
Total for the six months ended March 31, 2017			$0.32	$ 42.8 million	420,620		$ 2.2 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.3 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
Total for the six months ended March 31, 2016			$0.36	$ 50.5 million	621,246		$ 3.6 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.
Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2017 and March 31, 2016.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. During the three and six months ended March 31, 2016, the Company repurchased 3,079,316 shares of its common stock for $15.1 million, net of commissions.
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the six months ended March 31, 2017, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the new common stock repurchase plan. This authorization has been fully utilized. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock under the new common stock repurchase program.

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
As of March 31, 2017, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on August 6, 2017 and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. As of March 31, 2017, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of March 31, 2017, the Company had $283.5 million of borrowings outstanding under the ING facility, which had a fair value of $283.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 2.998% for the six months ended March 31, 2017. For the three months and six months ended March 31, 2017, the Company recorded interest expense of $3.3 million and $7.5 million, respectively, related to the ING facility. For the three months and six months ended March 31, 2016, the Company recorded interest expense of $3.1 million and $6.5 million, respectively, related to the ING facility.

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
As of March 31, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which the Company may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of March 31, 2017, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of March 31, 2017, the Company had $38.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $38.9 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.901% for the six months ended March 31, 2017. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.6 million and $1.2 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2016, the Company recorded interest expense of $0.5 million and $0.9 million, respectively, related to the Sumitomo facility.

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
As of March 31, 2017, FSMP IV had $75.0 million in regulatory capital and $73.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $72.2 million (net of unamortized financing costs) and a fair value of 68.4 million. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 million (net of unamortized financing costs) and a fair value of $131.0 million. During the three months ended March 31, 2017, the Company repaid $65.3 million of the SBA-guaranteed debentures outstanding. As of March 31, 2017, the outstanding debentures bore interest at a weighted average interest rate of 3.215% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
As of March 31, 2017 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.5 million (net of unamortized financing costs) and $73.4 million, respectively. As of March 31, 2017 and September 30, 2016, the fair value of these debentures was $67.2 million and $67.5 million, respectively. As of March 31, 2017, these debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of March 31, 2017, the $148.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.023% (excluding the SBA annual charge).
For the three and six months ended March 31, 2017, the Company recorded aggregate interest expense of $2.7 million and $4.9 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and six months ended March 31, 2016, the Company recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it, as of March 31, 2017, to borrow up to $148.0 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of March 31, 2017, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

Accumulated PIK interest activity for the six months ended March 31, 2017 and March 31, 2016 was as follows:

	Six months ended March 31, 2017	Six months ended March 31, 2016
PIK balance at beginning of period	$62,630	$50,678
Gross PIK interest accrued	10,935	11,483
PIK income reserves (1)	(4,543)	(5,056)
PIK interest received in cash	(3,715)	(1,037)
PIK balance at end of period	$65,307	$56,068
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of March 31, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

or OID income. As of March 31, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2017, September 30, 2016 and March 31, 2016 were as follows:

	March 31, 2017				September 30, 2016				March 31, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,488,479	88.67%	$1,508,588	94.62%	$1,890,606	89.80%	$1,854,228	93.89%	$2,067,120	90.94%	$2,010,347	96.05%
PIK non-accrual (1)	72,454	4.32	40,103	2.52	40,187	1.91	31,548	1.60	82,773	3.64	14,518	0.69
Cash non-accrual (2)	117,687	7.01	45,622	2.86	174,629	8.29	89,036	4.51	123,154	5.42	68,318	3.26
Total	$1,678,620	100.00%	$1,594,313	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,273,047	100.00%	$2,093,183	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of March 31, 2017, September 30, 2016 and March 31, 2016 was as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Ameritox Ltd. (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	—	PIK non-accrual (1)
CCCG, LLC (4)	—	—	—
JTC Education, Inc. (3)	—	—	Cash non-accrual (1)
Answers Corporation (5)(6)	—	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	PIK non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Express Group Holdings LLC (6)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (7)	—	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
Eagle Hospital Physicians, LLC - first lien term loan B	PIK non-accrual (1)	—	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	In April 2016, the Company restructured its investment in Ameritox Ltd. As part of the restructuring, the Company received debt and equity securities in the restructured entity.

(3)	The Company no longer held this investment at March 31, 2017 and September 30, 2016.

(4)
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

(5)
As of March 31, 2016, only the second lien term loan was on PIK non-accrual. As of March 31, 2017 and September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

(6)	The Company no longer held this investment at March 31, 2017.

(7)
In March 2017, the Company restructured its investment in AdVenture Interactive, Corp. As part of the restructuring, the Company exchanged a portion of its debt securities for equity securities in the restructured entity.

Income non-accrual amounts for the three and six months ended March 31, 2017 and March 31, 2016 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Cash interest income	$5,211	$3,670	$10,613	$7,341
PIK interest income	2,415	2,528	4,624	5,056
OID income	72	6,960	147	13,920
Total	$7,698	$13,158	$15,384	$26,317

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
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2017.

	Three months ended March 31, 2017	Six months ended March 31, 2017
Net increase (decrease) in net assets resulting from operations	$8,801	$(65,441)
Net unrealized appreciation on investments and secured borrowings	(106,190)	(31,750)
Book/tax difference due to loan fees	(152)	(136)
Book/tax difference due to exit fees	—	1,081
Book/tax difference due to organizational and deferred offering costs	(22)	(44)
Book/tax difference due to interest income on certain loans	(495)	(663)
Book/tax difference due to capital losses not recognized	116,229	140,434
Other book-tax differences	(1,178)	(3,049)
Taxable/Distributable Income(1)	$16,993	$40,432
__________
(1) The Company's taxable income for the three months ended March 31, 2017 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.
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
The Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning with the Company's taxable year ended September 30, 2011 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the losses incurred in taxable years ended prior to the Company’s taxable year ended September 30, 2011, which are subject to an expiration date. As a result of the ordering rule, capital loss carryforwards from the Company’s taxable year ended prior to its taxable year ended September 30, 2011 may be more likely to expire unused than under previous tax law.
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
A summary of the Company's recorded investment realization events for the six months ended March 31, 2017 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	Systems Maintenance Services Holdings, Inc.	Debt	$ 19.0 million	$—	Full payoff
November 2016	First Star Aviation, LLC	Equity	2.5 million	(3.8 million)	Sale of equity investment
November 2016	HealthDrive Corporation	Debt	15.5 million	—	Full payoff
November 2016	The Active Network, Inc.	Debt	16.5 million	—	Full payoff
November 2016	Aden & Anais Merger Sub, Inc.	Debt	12.0 million	—	Full payoff
November 2016	Legalzoom.com, Inc.	Debt	9.0 million	—	Full payoff
December 2016	Discovery Practice Management, Inc.	Debt	33.7 million	—	Full payoff
December 2016	Ansira Partners, Inc.	Debt and Equity	38.6 million	0.4 million	Full payoff /sale of equity investment
December 2016	Aptean, Inc.	Debt	3.0 million	—	Full payoff
December 2016	Access Medical Acquisition, Inc.	Debt and Equity	12.6 million	—	Full payoff /sale of equity investment
December 2016	Ministry Brands, LLC	Debt	30.2 million	—	Full payoff
December 2016	Senior Loan Fund JV I, LLC	Debt	125.8 million	(19.9 million)	Restructuring
January 2017	First American Payment Systems, LP	Debt	18.3 million	—	Full payoff
January 2017	HSW RR, Inc.	Debt	45.0 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	7.2 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	8.0 million	—	Full payoff
February 2017	TV Borrower US, LLC	Debt	30.0 million	—	Full payoff
February 2017	Onvoy, LLC	Debt	14.6 million	—	Full payoff
March 2017	Bracket Holding Corp.	Debt and Equity	32.5 million	1.7 million	Full payoff /sale of equity investment
March 2017	Epic Health Services, Inc.	Debt	31.9 million	—	Full payoff
March 2017	Five9, Inc.	Equity	0.3 million	0.5 million	Sale of equity investment
March 2017	Integrated Petroleum Technologies, Inc.	Debt	7.6 million	(11.1 million)	Restructuring
March 2017	NAVEX Global, Inc.	Debt	16.5 million	—	Full payoff
March 2017	Vention Medical, Inc.	Debt	2.3 million	—	Full payoff
March 2017	Express Group Holdings LLC	Debt and Equity	4.4 million	(22.3 million)	Partial payoff
March 2017	AdVenture Interactive, Corp.	Debt and Equity	24.3 million	(47.4 million)	Restructuring
$ (101.9 million)
During the six months ended March 31, 2017, the Company received payments of $58.1 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $37.1 million on these transactions, including a realized loss of $37.3 million from the sale of the Company's investment in the first and second term loans of the Answers Corporation.
A summary of the Company's recorded investment realization events for the six months ended March 31, 2016 is shown in the table below:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Affordable Care, Inc.	Debt	$ 23.3 million	$—	Full payoff
October 2015	CoAdvantage Corporation	Debt and Equity	16.4 million	0.7 million	Full payoff /sale of equity investment
October 2015	First Choice ER, LLC	Debt	119.0 million	—	Full payoff
October 2015	DigiCert, Inc.	Debt	33.3 million	—	Full payoff
October 2015	Idera, Inc.	Debt	7.4 million	—	Full payoff
December 2015	EducationDynamics, LLC	Debt	13.9 million	—	Full payoff
December 2015	World50, Inc.	Debt	14.2 million	—	Full payoff
January 2016	Crealta Pharmaceuticals LLC	Debt	20.0 million	—	Full payoff
February 2016	All Metro Health Care Services, Inc.	Debt	15.7 million	—	Full payoff
February 2016	Long's Drugs Incorporated	Debt	9.7 million	—	Full payoff
March 2016	Janrain, Inc.	Debt	4.5 million	—	Full payoff
March 2016	Miche Group, LLC	Debt and Equity	0.8 million	(8.1 million)	Full payoff /sale of equity investment
March 2016	CCCG, LLC	Debt and Equity	15.2 million	(17.2 million)	Restructuring
$ 24.6 million
During the six months ended March 31, 2016, the Company received payments of $163.5 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $0.8 million on these transactions.
During the six months ended March 31, 2017 and March 31, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $31.8 million and $(84.5) million, respectively. For the six months ended March 31, 2017, this consisted of $80.4 million of net unrealized depreciation on debt investments, $17.2 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized appreciation on secured borrowings, offset by $65.8 million of net reclassifications to realized losses (resulting in unrealized appreciation).
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

Note 11. Related Party Transactions
The Company has entered into an investment advisory agreement, subject to annual renewal, with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components - a base management fee and an incentive fee. At a special meeting of stockholders held on March 20, 2017, the stockholders of the Company approved a fourth amended and restated investment advisory agreement by and between the Company and the Investment Adviser, which was subsequently executed by the Company and the Investment Adviser and was effective beginning with the Company’s fiscal quarter that commenced on January 1, 2017. The fourth amended and restated investment advisory agreement changes the structure of the subordinated incentive fee on income as described below. The other commercial terms of the Company’s existing investment advisory relationship with Investment Adviser remained unchanged.
Base Management Fee

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2.0% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
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
The Revised Management Fee was intended to provide for a reduction in the base management fee payable by the Company to the Investment Adviser during the Waiver Period in connection with the issuance or sale of shares of the Company’s common stock, including new shares issued as dividends or pursuant to the Company’s dividend reinvestment plan, but excluding certain non-ordinary course transactions. Neither the prior waiver of base management fees nor the Revised Management Fee in any way implies that the Investment Adviser will agree to additional waivers of management or incentive fees in any future period. The Revised Management Fee did not result in any recalculations of the base management fee prior to the expiration of the Waiver Period.
For the three and six months ended March 31, 2017, base management fees (net of waivers) were $8.0 million and $16.5 million, respectively. For the three and six months ended March 31, 2016, base management fees (net of waivers) were $9.9 million and $21.6 million, respectively.
For each of the three and six months ended March 31, 2017, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million. For the three and six months ended March 31, 2016, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively.
Incentive Fee

The incentive fee consists of two parts. The first part (“Part I incentive fee,” “income incentive fee” or “subordinated incentive fee on income”) is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Effective as of January 1, 2017, Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, is compared to a “hurdle rate” of 1.75% per quarter, subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. Effective as of January 1, 2017, the calculation of the subordinated incentive fee on income for each quarter is as follows:

•
No subordinated incentive fee on income is payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% (the “preferred return” or “hurdle”);

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any fiscal quarter is payable to the Investment Adviser. This portion of the Company’s subordinated incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.1875% on net assets in any fiscal quarter; and

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.1875% on net assets, the subordinated incentive fee on income is equal to 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the preferred return and catch-up will have been achieved.

Effective as of January 1, 2017, the subordinated incentive fee on income is subject to a total return hurdle. In the event the cumulative subordinated incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeds 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the subordinated incentive fee on income for the quarter shall be reduced by an amount equal to (1) 25% of the subordinated incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by the Investment Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” is an amount, if positive, equal to the sum of Pre-Incentive Fee Net Investment Income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of the Company for the Lookback Period. “Lookback Period” means (1) through December 31, 2019, the period which commences on January 1, 2017 and ends on the last day of the fiscal quarter for which the subordinated incentive fee on income is being calculated, and (2) after December 31, 2019, the fiscal quarter for which the subordinated incentive fee on income is being calculated and the eleven preceding fiscal quarters.
There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.

Prior to effectiveness of the fourth amended and restated investment advisory agreement on January 1, 2017, the Part I incentive fee was calculated and payable as follows:

•	No Part I incentive fee was payable to the Investment Adviser in any fiscal quarter in which the Company’s Pre-Incentive Fee Investment Income did not exceed a hurdle rate of 2.00%;

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeded the 2.0% hurdle rate but was less than or equal to 2.5% was payable to the Investment Adviser. This portion of the Company’s Part I incentive fee was referred to as the “catch-up” and was intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.5% in any fiscal quarter; and

•
20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.5% in any fiscal quarter was payable to the Investment Adviser, as the preferred return and catch-up would have been achieved.

Prior to January 1, 2017, the Part I incentive fee was not subject to a total return hurdle.
The second part of the incentive fee (“Part II Incentive Fee” or “capital gain incentive fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
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
For the three and six months ended March 31, 2017, incentive fees were $3.2 million and $7.2 million, respectively. For the three and six months ended March 31, 2016, incentive fees were $4.2 million and $7.8 million, respectively.
At March 31, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $10.9 million and $16.0 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.
Indemnification

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Investment Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser. In this regard, FSAM may seek indemnification under the investment advisory agreement with respect to any losses and expenses it may incur in connection with settled lawsuits. There is no estimated range of potential claims at this time, and, to date, no amounts have been recorded in the consolidated financial statements.
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
For the three months ended March 31, 2017, the Company accrued administrative expenses of $0.7 million, including $0.1 million of general and administrative expenses, which are due to FSC CT. For the six months ended March 31, 2017, the Company accrued administrative expenses of $2.1 million, including $0.9 million of general and administrative expenses, which are due to FSC CT. For the three months ended March 31, 2016, the Company accrued administrative expenses of $0.9 million, including $0.4 million of general and administrative expenses, which are due to FSC CT. For the six months ended March 31, 2016, the Company accrued administrative expenses of $2.4 million, including $1.3 million of general and administrative expenses, which are due to FSC CT. At March 31, 2017 and September 30, 2016, $1.4 million and $2.2 million was included in "Due to FSC CT" in the Consolidated Statement of Assets and Liabilities, respectively.
Common Stock held by FSAM and Principals
As of March 31, 2017, a subsidiary of FSAM held 8,399,520 shares of the Company's common stock, which represents approximately 6.0% of the Company's common stock outstanding.
Leonard M. Tannenbaum, a holder of greater than 10% of the Company’s common stock, purchased shares of the Company’s common stock on March 9, 2017 and March 10, 2017 at prices less than or equal to $4.40 per share that were matchable under Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent of 242,289 shares, with his sale of an aggregate of 242,289 shares of the Company’s common stock at prices ranging from $5.55 to $5.61 per share that occurred between December 13, 2016 and December 29, 2016. Upon settlement of the trades, Mr. Tannenbaum paid to the Company $0.3 million, representing the full amount of the profit realized in connection with the short-swing transaction, less transaction costs. The Company recorded this transaction as capital contributions from stockholders on the Consolidated Statements of Changes in Net Assets. As of March 31, 2017, Mr. Tannenbaum held 18,644,899 shares of the Company's common stock, which represents approximately 13.2% of the Company's common stock outstanding.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Net asset value at beginning of period	$7.31	$8.41	$7.97	$9.00
Net investment income (4)	0.13	0.17	0.29	0.35
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	0.75	0.04	0.22	(0.57)
Net realized loss on investments and secured borrowings (4)	(0.82)	(0.18)	(0.98)	(0.17)
Distributions to stockholders (4)	(0.14)	(0.18)	(0.32)	(0.36)
Net issuance/repurchases of common stock (4)	—	0.07	0.05	0.08
Net asset value at end of period	$7.23	$8.33	$7.23	$8.33
Per share market value at beginning of period	$5.37	$6.38	$5.81	$6.17
Per share market value at end of period	$4.62	$5.02	$4.62	$5.02
Total return (1)	(11.47)%	(18.59)%	(15.40)%	(13.35)%
Common shares outstanding at beginning of period	140,960,651	150,262,924	143,258,785	150,262,924
Common shares outstanding at end of period	140,960,651	147,183,608	140,960,651	147,183,608
Net assets at beginning of period	$1,030,272	$1,263,113	$1,142,288	$1,353,094
Net assets at end of period	$1,019,626	$1,225,974	$1,019,626	$1,225,974
Average net assets (2)	$1,022,264	$1,250,822	$1,056,627	$1,281,885
Ratio of net investment income to average net assets (5)	7.34%	8.13%	7.93%	8.08%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery) (5)	11.02%	11.00%	10.80%	11.35%
Ratio of net expenses to average net assets (5)	10.73%	10.97%	10.78%	11.32%
Ratio of portfolio turnover to average investments at fair value	7.30%	3.17%	17.57%	12.86%
Weighted average outstanding debt (3)	$1,019,808	$1,144,125	$1,095,118	$1,170,219
Average debt per share (4)	$7.23	$7.67	$7.72	$7.82
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2017 and March 31, 2016, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2017, the Company recorded interest expense of $3.3 million and $6.6 million million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2016, the Company recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes.
As of March 31, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $247.8 million and $250.2 million, respectively.

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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2017 and March 31, 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.4 million and $75.6 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2017 and March 31, 2016, the Company did not repurchase any of the 2028 Notes in the open market.
For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. For the three and six months ended March 31, 2016, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2017, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.1 million and $86.8 million, respectively.

Note 15. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of March 31, 2017, secured borrowings at fair value totaled $14.0 million and the fair value of the investment that is associated with these secured borrowings was $47.5 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the six months ended March 31, 2017 and March 31, 2016, there were $4.8 million and $2.2 million of net repayments on secured borrowings, respectively.
For the three and six months ended March 31, 2017, the secured borrowings bore interest at an annual interest rate of 8.93%. For the three and six months ended March 31, 2016, the secured borrowings bore interest at an annual interest rate of 9.28%. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2016, the Company recorded interest expense of $0.4 million and $0.7 million, respectively, related to the secured borrowings.
As of March 31, 2017, there were $14.1 million of secured borrowings outstanding, which had a fair value of $14.0 million.

Note 16. Commitments and Contingencies
FSC Class-Action Lawsuits
In October and November of 2015, the Company, its executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of investors who purchased the Company's common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of the Company's investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14.1 million, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August 2016, and the lead plaintiff filed the proposed settlement with the court in September. A fairness hearing was held on February 16, 2017, and the proposed settlement was approved. The cases were dismissed in light of such approval.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of Fifth Street Management by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the securities class actions discussed above and previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Legal Costs
In connection with previously disclosed litigation, the Company incurred professional fees of $0.1 million during the six months ended March 31, 2017, respectively, and received insurance reimbursements related to previously incurred professional fees of $0.7 million and $1.3 million during the three and six months ended March 31, 2017, respectively. The Company incurred professional fees of $3.6 million and $9.2 million during the three and six months ended March 31, 2016, respectively, and did not receive any insurance reimbursements during the three and six months ended March 31, 2016. FSAM may seek indemnification under the Investment Advisory Agreement with respect to any losses and expenses it may incur in connection with these lawsuits.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. At March 31, 2017, the Company's only off-balance sheet arrangements consisted of $139.0 million of unfunded commitments, which was comprised of $124.7 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $13.0 million related to unfunded limited partnership interests. As of September 30, 2016, the Company's only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of its portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of March 31, 2017 and September 30, 2016 is shown in the table below:

	March 31, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,844	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
Adventure Interactive, Corp.	5,000	4,846
Refac Optical Group	4,480	6,400
Traffic Solutions Holdings, Inc.	4,182	2,682
OBHG Management Services, LLC	3,836	3,836
Metamorph US 3, LLC	3,675	3,675
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,426	2,054

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
ExamSoft Worldwide, Inc.	2,000	2,000
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
Accruent, LLC	1,805	1,900
Baart Programs, Inc.	1,571	4,762
TransTrade Operators, Inc.	1,372	424
Senior Loan Fund JV 1, LLC	1,328	14,065
My Alarm Center, LLC	1,186	2,940
Webster Capital III, L.P. (limited partnership)	1,171	1,013
Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Garretson Firm Resolution Group, Inc.	1,006	1,066
Edmentum, Inc.	999	2,664
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	793	813
Riverside Fund V, LP (limited partnership interest)	759	853
Tailwind Capital Partners II, L.P. (limited partnership interest)	698	1,005
RCP Direct II, LP (limited partnership interest)	604	654
Eagle Hospital Physicians, Inc.	653	2,753
Ministry Brands, LLC	650	15,000
Riverside Fund IV, LP (limited partnership interest)	626	544
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
SPC Partners V, L.P. (limited partnership interest)	497	602
Sterling Capital Partners IV, L.P. (limited partnership interest)	379	485
RCP Direct, LP (limited partnership interest)	365	236
L Squared Capital Partners (limited partnership interest)	313	308
Cenegenics, LLC	311	1,001
Milestone Partners IV, LP (limited partnership interest)	230	261
ACON Equity Partners III, LP (limited partnership interest)	194	204
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	177	177
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
First American Payment Systems, LP	—	3,000
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
Total	$139,005	$215,651

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the six months ended March 31, 2017.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017
Control Investments
Traffic Solutions Holdings, Inc.
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	$2,083	$36,328	$626	$(582)	$36,372
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	82	2,800	3	(1,503)	1,300
LC Facility, 6% cash due 4/1/2021	114	3,518	4	(4)	3,518
746,114 Series A Preferred Units	1,387	20,094	2,630	(161)	22,563
746,114 Common Stock Units	—	—	1,257	—	1,257
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017	8	7,046	644	(698)	6,992
First Lien Revolver, 8% cash due 12/31/2017	—	—	2,255	(2,255)	—
First Star Aviation, LLC (6)
10,104,401 Common Units	—	2,413	87	(2,500)	—
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	1,365	54,214	1,957	(15,512)	40,659
2,058,411.64 Common Units	—	2,839	—	(2,839)	—
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	543	11,851	98	(81)	11,868
4,293,756 Common Units	—	5,729	(246)	(1,397)	4,086
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 4/30/2017	571	13,875	586	(276)	14,185
First Lien Term Loan B, 8.1% PIK due 4/30/2017	81	3,887	83	(3,970)	—
First Lien Revolver, 8% cash due 4/30/2017	105	1,913	2,137	(37)	4,013
4,100,000 Class A Common Units	—	7,421	—	(7,421)	—
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	2,859	129,004	16,546	(145,550)	—
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	1,796	—	101,030	—	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC	1,026	—	25,689	—	25,689
87.5% LLC equity interest	700	13,708	434	—	14,142
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	(110)	1,193	12,073	(13,266)	—
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019	(2)	6,090	5,211	(11,301)	—
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	106	3,000	—	(3,000)	—
14,033,391 Series B Preferred Units	—	—	3,982	(3,982)	—
280,668 Series A Preferred Units	—	—	1,593	(1,593)	—
1,456,344 Common Units	—	—	—	—	—
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	1,509	31,039	8,782	(15)	39,806
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC	—	15,437	1,424	—	16,861
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC	—	1,755	162	—	1,917
4,930.03 Common Units in Ameritox Holdings II, LLC	—	13,113	—	(10,052)	3,061

New IPT, Inc.
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	$9	$—	$4,107	$—	$4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7	—	2,504	—	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	3	—	1,009	—	1,009
50.087 Class A Common Units in New IPT Holdings, LLC	—	—	—	—	—
AdVenture Interactive, Corp.
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	—	—	19,960	—	19,960
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	—	—	—	—	—
9,073 shares of common stock	—	—	24,259	—	24,259
Total Control Investments	$14,242	$388,267	$240,886	$(227,995)	$401,158

Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	580	9,549	97	(116)	9,530
1,080,399 shares of Series A Preferred Stock	—	4,079	—	(268)	3,811
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018	2,530	24,268	575	(1,306)	23,537
4,668,788 shares of Preferred Stock	—	1,873	—	(271)	1,602
Total Affiliate Investments	$3,110	$39,769	$672	$(1,961)	$38,480
Total Control & Affiliate Investments	$17,352	$428,036	$241,558	$(229,956)	$439,638

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
Six months ended March 31, 2016 (unaudited)

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
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield approach discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent approach, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. To estimate the enterprise value of a portfolio company, the Investment Adviser analyzes various factors including, but not limited to, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company in order to reach its estimate of a portfolio company’s enterprise value, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions), (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield approach, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield approach, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield approach, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
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

•Preliminary valuations are then reviewed and discussed with management of our Investment Adviser;

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
The fair value of our investments at March 31, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of March 31, 2017, 68.6% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. Typically, a higher percentage of our portfolio is valued by independent valuation firms in our fiscal fourth quarter due to additional year-end procedures. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2014	78.5%
As of March 31, 2015	72.9%
As of June 30, 2015	73.1%
As of September 30, 2015	88.3%
As of December 31, 2015	77.1%
As of March 31, 2016	69.2%
As of June 30, 2016	67.8%
As of September 30, 2016	89.8%
As of December 31, 2016	69.4%
As of March 31, 2017	68.6%
As of March 31, 2017 and September 30, 2016, approximately 92.7% and 92.4%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management’s judgment, are likely to continue timely payment of their remaining interest. As of March 31, 2017, there were eight investments on which we had stopped accruing cash and/or payment in kind, or PIK interest or OID income.
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

We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of March 31, 2017, we had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment.
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
To maintain our status as a RIC, PIK income must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $65.3 million, or 3.7%, of the fair value of our portfolio of investments as of March 31, 2017 and $62.6 million, or 2.9%, as of September 30, 2016. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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

A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2017	September 30, 2016
Cost:
Senior secured debt	74.85%	78.36%
Subordinated debt	7.92	7.49
Debt investments in SLF JV I	6.76	6.34
LLC equity interests of SLF JV I	0.86	0.70
Purchased equity	5.62	3.61
Equity grants	2.60	2.40
Limited partnership interests	1.39	1.10
Total	100.00%	100.00%

	March 31, 2017	September 30, 2016
Fair value:
Senior secured debt	74.63%	78.02%
Subordinated debt	7.42	7.22
Debt investments in SLF JV I	7.08	5.96
LLC equity interests of SLF JV I	0.79	0.63
Purchased equity	6.99	5.27
Equity grants	1.63	1.86
Limited partnership interests	1.46	1.04
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2017	September 30, 2016
Cost:
Healthcare services	16.67%	16.58%
Internet software & services	15.17	15.82
Multi-sector holdings	8.60	7.80
Healthcare equipment	6.16	5.24
Advertising	4.52	7.47
Data processing & outsourced services	4.18	3.68
Pharmaceuticals	4.04	2.61
Construction & engineering	3.54	2.90
Research & consulting services	3.37	2.76
Diversified support services	3.08	3.73
Industrial machinery	2.96	2.04
Environmental & facilities services	2.93	4.34
Education services	2.75	1.03
Airlines	2.69	3.11
Specialty stores	2.54	2.04
Application software	2.40	2.13
IT consulting & other services	1.76	2.27
Air freight and logistics	1.72	1.39
Leisure facilities	1.68	1.49
Consumer electronics	1.35	1.09
Home improvement retail	1.26	1.07
Integrated telecommunication services	1.00	2.47
Auto parts & equipment	0.89	0.73
Security & alarm services	0.82	0.59
Restaurants	0.77	0.22
Other diversified financial services	0.71	0.65
Food distributors	0.64	0.52
Oil & gas equipment services	0.41	2.00
Thrift & mortgage finance	0.40	0.35
Commercial printing	0.32	0.27
Apparel, accessories & luxury goods	0.28	0.69
Food retail	0.22	0.18
Specialized finance	0.17	—
Specialized consumer services	—	0.39
Healthcare technology	—	0.35
Leisure products	—	—
Human resources & employment services	—	—
Total	100.00%	100.00%

	March 31, 2017	September 30, 2016
Fair value:
Internet software & services	15.80%	15.06%
Healthcare services	15.38	16.67
Multi-sector holdings	8.95	7.37
Healthcare equipment	5.44	5.58
Advertising	4.83	6.90
Pharmaceuticals	4.23	2.79
Data processing & outsourced services	4.22	3.71
Construction & engineering	3.63	2.90
Research & consulting services	3.52	2.93
Industrial machinery	3.38	2.38
Airlines	3.17	3.56
Environmental & facilities services	3.14	4.66
Application software	2.65	2.35
Specialty stores	2.60	2.09
Education services	2.53	0.91
IT consulting & other services	1.87	2.38
Leisure facilities	1.81	1.59
Consumer electronics	1.45	1.16
Leisure products	1.43	1.62
Home improvement retail	1.41	1.21
Diversified support services	1.19	3.50
Auto parts & equipment	1.14	0.86
Integrated telecommunication services	1.05	2.45
Restaurants	0.84	0.23
Security & alarm services	0.76	0.64
Other diversified financial services	0.71	0.68
Food distributors	0.65	0.53
Oil & gas equipment services	0.43	0.78
Air freight and logistics	0.39	0.33
Thrift & mortgage finance	0.38	0.27
Commercial printing	0.34	0.28
Apparel, accessories & luxury goods	0.26	0.68
Food retail	0.24	0.19
Specialized finance	0.18	—
Specialized consumer services	—	0.42
Healthcare technology	—	0.34
Human resources & employment services	—	—
Total	100.00%	100.00%
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

The following table shows the distribution of our debt investments on the 1 to 4 investment ranking scale at fair value as of March 31, 2017 and September 30, 2016:

Investment Ranking	March 31, 2017				September 30, 2016 (2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$10,100	0.63%	4.39		$38,172	1.94%	3.47
2	1,426,975	89.50	4.20		1,792,896	90.79	4.51
3	119,936	7.52	NM	(1)	41,163	2.08	NM	(1)
4	37,302	2.35	NM	(1)	102,581	5.19	NM	(1)
Total	$1,594,313	100.00%	4.20		$1,974,812	100.00%	4.49
 ___________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our debt investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of March 31, 2017, we had modified the payment terms of our debt investments in 12 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of March 31, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of March 31, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2017, September 30, 2016 and March 31, 2016 were as follows:

	March 31, 2017				September 30, 2016				March 31, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,488,479	88.67%	$1,508,588	94.62%	$1,890,606	89.80%	$1,854,228	93.89%	$2,067,120	90.94%	$2,010,347	96.05%
PIK non-accrual (1)	72,454	4.32	40,103	2.52	40,187	1.91	31,548	1.60	82,773	3.64	14,518	0.69
Cash non-accrual (2)	117,687	7.01	45,622	2.86	174,629	8.29	89,036	4.51	123,154	5.42	68,318	3.26
Total	$1,678,620	100.00%	$1,594,313	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,273,047	100.00%	$2,093,183	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of March 31, 2017, September 30, 2016 and March 31, 2016 was as follows:

	March 31, 2017	September 30, 2016	March 31, 2016
Ameritox Ltd. (2)	—	—	Cash non-accrual (1)
Phoenix Brands Merger Sub LLC - subordinated term loan (3)	—	—	PIK non-accrual (1)
CCCG, LLC (4)	—	—	—
JTC Education, Inc. (3)	—	—	Cash non-accrual (1)
Answers Corporation (5)(6)	—	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	PIK non-accrual (1)	Cash non-accrual (1)	PIK non-accrual (1)
Express Group Holdings LLC (6)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (7)	—	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
Eagle Hospital Physicians, LLC - first lien term loan B	PIK non-accrual (1)	—	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	In April 2016, we restructured our investment in Ameritox Ltd. As part of the restructuring, we received debt and equity securities in the restructured entity.

(3)	We no longer hold this investment at March 31, 2017 and September 30, 2016.

(4)
In March 2016, we restructured our investment in CCCG, LLC. As part of the restructuring, we exchanged cash and our debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC.

(5)
As of March 31, 2016, only the second lien term loan was on PIK non-accrual. As of March 31, 2017 and September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

(6)	We no longer held this investment at March 31, 2017.

(7)
In March 2017, we restructured our investment in AdVenture Interactive, Corp. As part of the restructuring, we exchanged a portion of our debt securities for equity securities in the restructured entity.

Income non-accrual amounts for the three and six months ended March 31, 2017 and March 31, 2016 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Cash interest income	$5,211	$3,670	$10,613	$7,341
PIK interest income	2,415	2,528	4,624	5,056
OID income	72	6,960	147	13,920
Total	$7,698	$13,158	$15,384	$26,317

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of March 31,

2017 and September 30, 2016, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of March 31, 2017 and September 30, 2016, we owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
SLF JV I has a $200.0 million senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank facility, with a maturity date of July 1, 2019. Borrowings under the Deutsche Bank facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $100.0 million was outstanding under this facility as of March 31, 2017 and September 30, 2016.
SLF JV I also has a $200.0 million credit facility with Credit Suisse AG, Cayman Islands Branch, or the Credit Suisse facility, bringing SLF JV I’s total debt capacity to $400.0 million.  The Credit Suisse facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. There was $46.6 million and $67.0 million outstanding under this facility as of March 31, 2017 and September 30, 2016, respectively.
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
As of March 31, 2017 and September 30, 2016, SLF JV I had total assets of $338.5 million. As of March 31, 2017, our investment in SLF JV I consisted of LLC equity interests of $14.1 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of approximately $101.0 million and $25.7 million, at fair value, respectively. As of September 30, 2016, our investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring of our and Kemper’s investment in SLF JV I, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank facility and Credit Suisse facility described below. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 31 and 37 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of March 31, 2017 and September 30, 2016, we and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from us. As of September 30, 2016, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of March 31, 2017, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of March 31, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Senior secured loans (1)	$254,855	$324,406
Weighted average interest rate on senior secured loans (2)	8.18%	7.84%
Number of borrowers in SLF JV I	31	37
Largest exposure to a single borrower (1)	$18,910	$19,775
Total of five largest loan exposures to borrowers (1)	$85,145	$93,926
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of March 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	$2,040	$2,040	$2,040
		927 shares Common Stock				2,479	2,479
Total AdVenture Interactive, Corp.					2,040	4,519	4,519
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,979	5,979	5,979
		301,913.06 Class B Preferred Units				302	361
		928.96 Class A Common Units				5,474	577
Total Ameritox, Ltd.					5,979	11,755	6,917
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	15,382	15,257	15,382
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	11,182	11,054	11,228
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2024	LIBOR+5.5% (1% floor)	10,750	10,481	10,481
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,544	4,547
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,478	9,521	9,564
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	18,910	18,666	19,018
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,938	4,899	4,898
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,913	5,892	5,869
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,125	9,139	9,041
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,125	9,051	9,038
Total InMotion Entertainment Group, LLC					18,250	18,190	18,079
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	18,788	18,764	18,656
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,941	7,941	7,875
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+7.5% (1% floor)	10,024	9,808	6,041
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,469	4,407	4,467
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,994	3,020
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,693	4,736
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,290	1,307
Total My Alarm Center, LLC					9,000	8,977	9,063
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	4,997	4,960	5,019
New IPT, Inc.	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	1,094	1,094	1,094
		21.876 Class A Common Units			—	—	—
Total New IPT, Inc.					2,888	2,888	2,888

Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,149	6,089	5,926
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,901	10,758
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	5,980	5,937	5,969
Salient CRGT, Inc.	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	$6,000	$5,880	$5,910
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6,638	6,591	6,622
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+4.5% (1% floor)	4,724	4,548	4,783
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	8,386
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	3,600	3,582	3,615
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	13,815	13,651	13,974
Vention Medical, Inc. (3)	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	—	—	—
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,666	2,647	2,653
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,874	9,837	9,825
					$254,855	$261,248	$253,532
__________________
(1) Represents the current interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2017 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I at March 31, 2017.
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

SLF JV I Portfolio as of September 30, 2016

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	8,083	8,105	8,121
Ameritox Ltd. (3) (5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	5,890	5,884	5,848
		301,913.06 Class B Preferred Units				302	331
		928.96 Class A Common Units				5,474	2,471
Total Ameritox, Ltd.					5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	9,825	9,689	9,806
Total Compuware Corporation					13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,563	4,515

Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	$19,160	$18,869	$18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC					18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	19,043	19,015	18,858
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,136	1,128	1,133
Total My Alarm Center, LLC					8,642	8,614	8,652
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,680	2,658	2,666
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,924	9,882	9,875
					$324,406	$327,720	$315,153

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

The cost and fair value of the subordinated notes of SLF JV I held by us was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $3.0 million and $5.7 million on our investments in these notes for the three and six months ended March 31, 2016, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us was $101.0 million as of March 31, 2017. We earned interest of $1.6 million and $2.9 million on its investments in these notes for the three and six months ended March 31, 2017, respectively. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us was $25.7 million as of March 31, 2017. We earned PIK interest of $0.9 million and $1.0 million on our investments in these notes for the three and six months ended March 31, 2017, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $14.1 million, respectively, as of March 31, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. We earned dividend income of $0.7 million for the six months ended March 31, 2017, with respect to our LLC equity interests. We did not earn dividend income for the three months ended March 31, 2017, with respect to our LLC equity interests. We earned dividend income of $1.1 million and $2.8 million for the three and six months ended March 31, 2016, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.
Below is certain summarized financial information for SLF JV I as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2017: $261,248; cost September 30, 2016: $327,720)	$253,532	$315,153
Receivables from secured financing arrangements at fair value (cost March 31, 2017: $9,775; cost September 30, 2016: $10,014)	9,634	9,672
Cash and cash equivalents	65,215	1,878
Restricted cash	4,201	7,080
Other assets	5,962	4,700
Total assets	$338,544	$338,483

Senior credit facilities payable	$146,553	$167,012
Debt securities payable at fair value (proceeds March 31, 2017: $144,822 and September 30, 2016: $165,533)	144,822	147,433
Other liabilities	31,007	8,371
Total liabilities	$322,382	$322,816
Members' equity	16,162	15,667
Total liabilities and members' equity	$338,544	$338,483

	Three months ended March 31, 2017	Three months ended March 31, 2016	Six months ended March 31, 2017	Six months ended March 31, 2016
Selected Statements of Operations Information:
Interest income	$5,697	$7,140	$12,456	$14,867
Other income	20	91	328	436
Total investment income	5,717	7,231	12,784	15,303
Interest expense	5,358	6,171	11,372	11,078
Other expenses	87	112	495	243
Total expenses (1)	5,445	6,283	11,867	11,321
Net unrealized appreciation (depreciation)	9,426	5,219	(13,047)	(1,673)
Net realized gain (loss)	(9,374)	—	13,334	—
Net income (loss)	$324	$6,167	$1,204	$2,309
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under ASC Topic 825 — Financial Instruments, or ASC 825. The debt securities are valued based on the total assets less the liabilities senior to the mezzanine notes of SLF JV 1 under the enterprise value approach.
During the three and six months ended March 31, 2017, we sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. During the three months ended March 31, 2016, we sold $60.6 million of senior secured debt investments to SLF JV I at fair value in exchange for $54.0 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.7 million realized loss on these transactions. During the six months ended March 31, 2016, we sold $70.0 million of senior secured debt investments at fair value to SLF JV I in exchange for $63.3 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.8 million realized loss on these transactions.
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
Comparison of three and six months ended March 31, 2017 and March 31, 2016
Total Investment Income
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
Total investment income for the three months ended March 31, 2017 and March 31, 2016 was $45.6 million and $59.6 million, respectively. For the three months ended March 31, 2017, this amount primarily consisted of $41.9 million of interest income from portfolio investments (which included $3.6 million of PIK interest) and $2.9 million of fee income. For the three months ended March 31, 2016, this amount primarily consisted of $52.5 million of interest income from portfolio investments (which included $3.1 million of PIK interest) and $5.2 million of fee income.
Total investment income for the six months ended March 31, 2017 and March 31, 2016 was $97.3 million and $124.7 million, respectively. For the six months ended March 31, 2017, this amount primarily consisted of $88.6 million of interest income from portfolio investments (which included $6.4 million of PIK interest) and $6.4 million of fee income. For the six months ended March 31,

2016, this amount primarily consisted of $106.9 million of interest income from portfolio investments (which included $6.4 million of PIK interest) and $14.0 million of fee income.
Total investment income for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016, decreased primarily due to lower interest income from a decrease in the size of our investment portfolio and additional investments on which we stopped accruing cash and/or PIK interest or OID income.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended March 31, 2017 and March 31, 2016 were $27.1 million and $34.2 million, respectively. Net expenses decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, by $7.2 million, or 20.9%, due primarily to a $3.4 million decrease in professional fees (net of insurance recoveries) due to the settlement of litigation matters, a $3.0 million decrease in base management fees (net of waivers) and incentive fees paid to our investment adviser, which was attributable to a reduction in the size of our portfolio, and a $1.1 million decrease in interest expense attributable to lower levels of outstanding debt in the current period.
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the six months ended March 31, 2017 and March 31, 2016 were $55.5 million and $72.8 million, respectively. Net expenses decreased for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, by $17.2 million, or 23.7%, due primarily to a $9.9 million decrease in professional fees (net of insurance recoveries) due to the settlement of litigation matters and a $5.7 million decrease in base management fees (net of waivers) and incentive fees paid to our investment adviser, which was attributable to a reduction in the size of our portfolio, and a $2.0 million decrease in interest expense attributable to lower levels of outstanding debt in the current period.
Net Investment Income
As a result of the $14.0 million decrease in total investment income and the $7.2 million decrease in net expenses, net investment income for the three months ended March 31, 2017 decreased by $6.8 million, or 27.0%, compared to the three months ended March 31, 2016.
As a result of the $27.4 million decrease in total investment income and the $17.2 million decrease in net expenses, net investment income for the six months ended March 31, 2017 decreased by $10.1 million, or 19.5%, compared to the six months ended March 31, 2016.
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
See Note 9 in the consolidated financial statements for more details regarding investment realization events for the six months ended March 31, 2017 and March 31, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the six months ended March 31, 2017 and March 31, 2016.

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
For the six months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents of $33.4 million. During that period, we received $287.9 million of net cash from operating activities, primarily from $489.8 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $41.8 million of net investment income, partially offset by funding $208.0 million of investments and net revolvers. During the same period, net cash used by financing activities was $321.2 million, primarily consisting of $193.9 million of net repayments under our credit facilities, $65.3 million of repayments of borrowings under SBA debentures payable, $42.8 million of cash distributions paid to our stockholders, $12.5 million of repurchases of common stock under stock repurchase program, $4.8 million of repayments of secured borrowings and $2.2 million of repurchases of common stock under our DRIP.
For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $16.1 million. During that period, we received $85.3 million of net cash from operating activities, primarily from $471.6 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $51.9 million of net investment income, partially offset by funding $425.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $101.4 million, primarily consisting of $30.0 million of net borrowings under our credit facilities, $50.6 million of cash distributions paid to our stockholders, $15.1 million of repurchases of common stock under stock repurchase program, $2.2 million of repayments of secured borrowings and $3.6 million of repurchases of common stock under our DRIP.
As of March 31, 2017, we had $92.8 million in cash and cash equivalents (including $8.3 million of restricted cash), portfolio investments (at fair value) of $1.8 billion, $12.3 million of interest, dividends and fees receivable, $24.2 million of net receivables from unsettled transactions, $145.8 million of SBA debentures payable (net of unamortized financing costs), $322.4 million of borrowings outstanding under our credit facilities, $405.4 million of unsecured notes payable (net of unamortized financing costs), $14.0 million of secured borrowings (at fair value) and unfunded commitments of $139.0 million. As of March 31, 2017, included in restricted cash was $6.5 million that was held at U.S. Bank, National Association in connection with our credit facility with Sumitomo Mitsui Banking Corporation, or SMBC, and $1.7 million that was held at East West Bank, in connection with amounts payable to syndication partners.
As of September 30, 2016, we had $130.4 million in cash and cash equivalents (including $12.4 million of restricted cash), portfolio investments (at fair value) of $2.2 billion, $15.6 million of interest, dividends and fees receivable, $210.0 million of SBA debentures payable (net of unamortized financing costs), $516.3 million of borrowings outstanding under our credit facilities, $404.6 million of unsecured notes payable (net of unamortized financing costs), $18.4 million of secured borrowings (at fair value) and unfunded commitments of $215.7 million. As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with our credit facility with SMBC.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of March 31, 2017, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To the extent we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, we cannot assure you that we will be able to do so on favorable terms, if at all.
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
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.3 million	113,905	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02
February 6, 2017	September 15, 2017	September 29, 2017	0.125
 ______________

(1)	Shares were purchased on the open market and distributed.
On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. During the three and six months ended March 31, 2017, we did not repurchase any shares of our common stock under this common stock repurchase program. During the three months ended and six months ended March 31, 2016, we repurchased 3,079,316 shares of our common stock for $15.1 million, net of commissions.
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the six months ended March 31, 2017, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the new common stock repurchase program. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock under the new common stock repurchase program. As of March 31, 2017, there is no availability under the new common stock repurchase program to repurchase additional common stock.

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
As of March 31, 2017, FSMP IV had $75.0 million in regulatory capital and $73.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $72.2 million (net of unamortized financing costs) and a fair value of 68.4 million. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 (net of unamortized financing costs) million and a fair value of $131.0 million. During the three months ended March 31, 2017, we repaid $65.3 million of the SBA-guaranteed debentures outstanding. These debentures bore interest at a weighted average interest rate of 3.215% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
As of March 31, 2017 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.5 million (net of unamortized financing costs) and $73.4 million, respectively. As of March 31, 2017 and September 30, 2016, the fair value of these debentures was $67.2 million and $67.5 million, respectively. These debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of March 31, 2017, the $148.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.023% (excluding the SBA annual charge).
For the three and six months ended March 31, 2017, we recorded aggregate interest expense of $2.7 million and $4.9 million, respectively, related to the SBA-guaranteed debentures of the SBIC subsidiaries. For the three and six months ended March 31, 2016, we recorded aggregate interest expense of $2.3 million and $4.7 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us, as of March 31, 2017, to borrow up to $148.0 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of March 31, 2017, except for assets that were funded through our SBIC subsidiaries and our investment in SLF JV I, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility (each as defined below).
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
As of March 31, 2017, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on August 6, 2017, and the maturity date of the facility is August 6, 2018.
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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. As of March 31, 2017, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of March 31, 2017, we had $283.5 million of borrowings outstanding under the ING facility, which had a fair value of $283.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 2.998% for the three months ended March 31, 2017. For the three and six months ended March 31, 2017, we recorded interest expense of $3.3 million and $7.5 million, respectively, related to the ING facility. For the three and six months ended March 31, 2016, we recorded interest expense of $3.1 million and $6.5 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Fifth Street Funding II, LLC, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a Loan and Servicing Agreement, or, as subsequently amended, the Sumitomo Agreement, with respect to a credit facility, or the Sumitomo facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
As of March 31, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. Unless extended, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021. As of March 31, 2017, the total availability under the Sumitomo facility was approximately $39.0 million, of which we had $0.1 million of remaining availability.
In connection with the Sumitomo facility, we entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of March 31, 2017, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of March 31, 2017, we had $38.9 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $38.9 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 2.901% for the three months ended March 31, 2017. For the three and six months ended March 31, 2017, we recorded interest expense of $0.6 million and $1.2 million, respectively, related to the Sumitomo facility. For the three and six months ended March 31, 2016, we recorded interest expense of $0.5 million and $0.9 million, respectively, related to the Sumitomo facility.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$978 million	$1,030 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.19:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	2.92:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Quarterly Report Form 10-Q for the three months ended March 31, 2017.
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
The Convertible Notes bore interest at a rate of 5.375% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were our unsecured obligations and ranked senior in right of payment to our indebtedness that was expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our unsecured indebtedness that was not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the six months ended March 31, 2017 and March 31, 2016, we did not repurchase any of the 2019 Notes in the open market.
For the three and six months ended March 31, 2017, we recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2016, we recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes.
As of March 31, 2017, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $250.2 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and will no longer be outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2017 and March 31, 2016, we did not repurchase any of the 2024 Notes in the open market.
For the three and six months ended March 31, 2017, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2016, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2017, there were $75.0 million of 2024 Notes outstanding, which had a fair value of $75.6 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and will no longer be outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2017 and March 31, 2016, we did not repurchase any of the 2028 Notes in the open market.

For the three and six months ended March 31, 2017, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. For the three and six months ended March 31, 2016, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2017, there were $86.3 million 2028 Notes outstanding, which had a fair value of $86.8 million.
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
As of March 31, 2017, secured borrowings at fair value totaled $14.0 million and the fair value of the loan that is associated with these secured borrowings was $47.5 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three and six months ended March 31, 2017 and March 31, 2016, there were $4.8 million and $2.2 million of repayments on secured borrowings, respectively.
For the three months ended March 31, 2017, we recorded interest expense of $0.3 million and $0.6 million, related to the secured borrowings. For the three and six months ended March 31, 2016, we recorded interest expense of $0.4 million and $0.7 million, respectively, related to the secured borrowings.
As of March 31, 2017, there were $14.1 million of secured borrowings outstanding, which had a fair value of $14.0 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017, our only off-balance sheet arrangements consisted of $139.0 million of unfunded commitments, which was comprised of $124.7 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $13.0 million related to unfunded limited partnership interests. As of September 30, 2016, our only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of March 31, 2017 and September 30, 2016 is shown in the table below:

	March 31, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
TigerText, Inc.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,844	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
Adventure Interactive, Corp.	5,000	4,846
Refac Optical Group	4,480	6,400
Traffic Solutions Holdings, Inc.	4,182	2,682
OBHG Management Services, LLC	3,836	3,836
Metamorph US 3, LLC	3,675	3,675

WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,426	2,054
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
ExamSoft Worldwide, Inc.	2,000	2,000
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
Accruent, LLC	1,805	1,900
Baart Programs, Inc.	1,571	4,762
TransTrade Operators, Inc.	1,372	424
Senior Loan Fund JV 1, LLC	1,328	14,065
My Alarm Center, LLC	1,186	2,940
Webster Capital III, L.P. (limited partnership)	1,171	1,013
Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Garretson Firm Resolution Group, Inc.	1,006	1,066
Edmentum, Inc.	999	2,664
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	793	813
Riverside Fund V, LP (limited partnership interest)	759	853
Tailwind Capital Partners II, L.P. (limited partnership interest)	698	1,005
RCP Direct II, LP (limited partnership interest)	604	654
Eagle Hospital Physicians, Inc.	653	2,753
Ministry Brands, LLC	650	15,000
Riverside Fund IV, LP (limited partnership interest)	626	544
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
SPC Partners V, L.P. (limited partnership interest)	497	602
Sterling Capital Partners IV, L.P. (limited partnership interest)	379	485
RCP Direct, LP (limited partnership interest)	365	236
L Squared Capital Partners (limited partnership interest)	313	308
Cenegenics, LLC	311	1,001
Milestone Partners IV, LP (limited partnership interest)	230	261
ACON Equity Partners III, LP (limited partnership interest)	194	204
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	177	177
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
First American Payment Systems, LP	—	3,000
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
Total	$139,005	$215,651

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of March 31, 2017	Weighted average debt outstanding for the six months ended March 31, 2017	Maximum debt outstanding for the six months ended March 31, 2017
SBA debentures	$213,300	$148,000	$202,177	$213,300
ING facility	472,495	283,495	425,885	530,495
Sumitomo facility	43,800	38,918	40,602	43,800
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	18,929	14,119	15,203	18,929
Total debt	$1,159,774	$895,782	$1,095,117
The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of March 31, 2017
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
SBA debentures	$148,000	$—	$—	$73,000	$75,000
Interest due on SBA debentures	29,207	5,639	11,294	7,457	4,817
ING facility	283,495	—	283,495	—	—
Interest due on ING facility	12,394	9,214	3,180	—	—
Sumitomo facility	38,918	—	—	38,918	—
Interest due on Sumitomo facility	5,618	1,258	2,516	1,844	—
Secured borrowings	14,168	—	14,168	—	—
Interest due on secured borrowings	622	622	—	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	23,373	12,188	11,185	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	33,439	4,406	8,813	8,813	11,407
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	58,589	5,283	10,566	10,566	32,174
Total	$1,059,073	$38,610	$595,217	$140,598	$284,648
Regulated Investment Company Status and Distributions
We elected to be treated as a RIC under Subchapter M of the Code. As long as we continue to qualify as a RIC, we will not be subject to tax on our investment company taxable income (determined without regard to any deduction for dividends paid) or realized net capital gains, to the extent that such taxable income or gains is distributed, or deemed to be distributed as dividends, to stockholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation. Distributions declared and paid by us in a taxable year may differ from taxable income for that taxable year as such distributions may include the distribution of taxable income derived from the current taxable year or the distribution of taxable income derived from the prior taxable year carried forward into and distributed in the current taxable year. Distributions also may include returns of capital.
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
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. However, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our ability to be subject to tax as a RIC. We may have to request a waiver of the SBA's restrictions for our SBIC subsidiaries to make certain distributions to maintain our ability to be subject to tax as RIC. We cannot assure you that the SBA will grant such waiver. Also, the covenants under the Sumitomo facility could, under certain circumstances, restrict Funding II from making distributions to us and, as a result, hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. Similarly, the covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from United States withholding tax when distributed to foreign stockholders. A regulated RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the three months ended December 31, 2016 and March 31, 2017.

Three Months Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	78.2%	—
March 31, 2017	71.7%	—
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman and Sandeep K. Khorana, each an interested member of our Board of Directors during the quarter, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. At a special meeting of stockholders held on March 20, 2017, our stockholders approved a fourth amended and restated investment advisory agreement by and between us and the Investment Adviser, which was subsequently executed by us and the Investment Adviser and was effective beginning with our fiscal quarter that commenced on January 1, 2017. The fourth amended and restated investment advisory agreement changes the structure of the subordinated incentive fee on income as described below. The other commercial terms of our existing investment advisory relationship with Investment Adviser remained unchanged. As of March 31, 2017, fees payable to our Investment Adviser pursuant to the investment advisory agreement equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
The incentive fee consists of two parts. The first part, or the subordinated incentive fee on income or Part I incentive fee, is calculated and payable quarterly in arrears and equals 20% of our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. Effective as of January 1, 2017, the calculation of the subordinated incentive fee on income for each quarter is as follows:

•
No subordinated incentive fee on income is payable to the Investment Adviser in any fiscal quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75%;

•
100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any fiscal quarter is payable to the Investment Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide the Investment Adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.1875% on net assets in any fiscal quarter; and

•
For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% on net assets, the subordinated incentive fee on income is equal to 20% of the amount of our Pre-Incentive Fee Net Investment Income, as the preferred return and catch-up will have been achieved.

Effective as of January 1, 2017, the subordinated incentive fee on income is subject to a total return hurdle. In the event the cumulative subordinated incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to the total return hurdle for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeds 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the subordinated incentive fee on income for the quarter shall be reduced by an amount equal to (1) 25% of the subordinated incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to the total return hurdle) less (2) any base management fees waived by the Investment Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” is an amount, if positive, equal to the sum of our Pre-Incentive Fee Net Investment Income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation for the Lookback Period. “Lookback Period” means (1) through December 31, 2019, the period which commences on January 1, 2017 and ends on the last day of the fiscal quarter for which the subordinated incentive fee on income is being calculated, and (2) after December 31, 2019, the fiscal quarter for which the subordinated incentive fee on income is being calculated and the eleven preceding fiscal quarters.
There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
Prior to effectiveness of our fourth amended and restated investment advisory agreement on January 1, 2017, our Part I incentive fee was calculated and payable as follows:

•	No Part I incentive fee was payable to the Investment Adviser in any fiscal quarter in which our Pre-Incentive Fee Investment Income did not exceed a hurdle rate of 2.00%;

•
100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeded the 2.0% hurdle rate but was less than or equal to 2.5% was payable to the Investment Adviser. This portion of our Part I incentive fee was referred to as the “catch-up” and was intended to provide the Investment Adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.5% in any fiscal quarter; and

•
20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.5% in any fiscal quarter was payable to the Investment Adviser, as the preferred return and catch-up would have been achieved.

Prior to January 1, 2017, the Part I incentive fee was not subject to a total return hurdle.
The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and six months ended March 31, 2017, we incurred fees of $10.3 million and $22.9 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the three and six months ended March 31, 2017 and March 31, 2016, the Investment Adviser voluntarily and irrevocably waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted in a waiver of $0.1 million for each period.

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
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended March 31, 2017 and March 31, 2016, we incurred expenses of $0.7 million and $0.9 million, respectively, under the administration agreement. During the six months ended March 31, 2017 and March 31, 2016, we incurred expenses of $2.1 million and $2.4 million, respectively, under the administration agreement.
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
Mr. Tannenbaum, a holder of greater than 10% of our common stock, purchased shares of our common stock on March 9, 2017 and March 10, 2017 at prices less than or equal to $4.40 per share that were matchable under Section 16(b) of the Securities Exchange Act of 1934, as amended, to the extent of 242,289 shares, with his sale of an aggregate of 242,289 shares of our common stock at prices ranging from $5.55 to $5.61 per share that occurred between December 13, 2016 and December 29, 2016. Upon settlement of the trades, Mr. Tannenbaum paid to us $0.3 million, representing the full amount of the profit realized in connection with the short-swing transaction, less transaction costs. As of March 31, 2017, Mr. Tannenbaum held 18,644,899 shares of our common stock, which represents approximately 13.2% of our common stock outstanding.
As of March 31, 2017, a subsidiary of FSAM held 8,399,520 shares of our common stock, which represents approximately 6.0% of our common stock outstanding.
Recent Developments
On May 5, 2017, Sandeep K. Khorana resigned as a member of the Board of Directors of the Company (the “Board”).  Mr. Khorana’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On May 8, 2017, the Board appointed Alexander C. Frank as a member of the Board.
Mr. Frank is the chief operating officer and chief financial officer of FSAM and has served as a director of FSAM since August 2015. He has also served on the board of directors of FSFR since May 2017.  He served as FSFR’s chief operating officer from November 2013 to July 2014 and served as its chief financial officer from May 2013 to November 2013. He also served as the Company’s chief financial officer from September 2011 to July 2014. Mr. Frank is a limited partner of Fifth Street Holdings L.P. and also serves on the executive committee of our Investment Adviser. Prior to joining Fifth Street, he served as a managing director and chief financial officer of Chilton Investment Company LLC, a global investment management firm, from September 2008 to March 2011. Mr. Frank was responsible for finance and operations infrastructure. Prior to that, Mr. Frank spent over 22 years at Morgan Stanley, having served as global head of institutional operations, global corporate controller and chief financial officer of U.S. broker/

dealer operations and global treasurer. In his roles, he oversaw various securities infrastructure services, creating efficiencies throughout the organization, and managed all aspects of the internal and external financial control and reporting functions. He also oversaw the firm’s financing, capital planning, cash management and rating agency functions. Mr. Frank began his career in audit and tax accounting at Arthur Andersen LLP before joining Morgan Stanley in 1985. He received an M.B.A. from the University of Michigan and a B.A. from Dartmouth College. Mr. Frank’s leadership, business expertise, knowledge of finance and operations, extensive experience with internal and external financial controls and reporting and in-depth knowledge of the Company’s operations led to the board of directors’ conclusion that Mr. Frank should serve as a member of the board of directors.
There are no arrangements or understandings between Mr. Frank and any other persons pursuant to which he was selected as a director. There are no current or proposed transactions between the Company and Mr. Frank or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
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
As of March 31, 2017, 78.9% of our debt investment portfolio (at fair value) and 77.5% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2017 and September 30, 2016 was as follows:

	March 31, 2017		September 30, 2016
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$210,306	16.71%	$271,484	16.98%
1% to under 2%	1,047,958	83.29	1,324,121	82.83
2% to under 3%	—	—	—	—
3% and over	—	—	3,000	0.19
Total	$1,258,264	100.00%	$1,598,605	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$55,400	$(16,700)	$38,700
400	43,500	(13,300)	30,200
300	31,600	(10,000)	21,600
200	19,600	(6,600)	13,000
100	7,700	(3,200)	4,500

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$92,822	$—	$130,362	$—
Prime rate	816	—	12,344	—
LIBOR
30 day	43,182	322,412	42,087	516,295
90 day	1,289,086	14,120	1,665,339	18,929
Fixed rate	384,843	559,250	408,136	624,550
Total	$1,810,749	$895,782	$2,258,268	$1,159,774

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

(b) Material Weakness in Internal Control over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of March 31, 2017 primarily because the remediation actions described below remain in process.

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

(d) Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
FSC Class-Action Lawsuits
In October and November of 2015, we, our executive officers and FSAM were named as defendants in three putative securities class-action lawsuits filed in New York and Connecticut federal courts (and later consolidated in New York). The lawsuits alleged violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of investors who purchased our common stock between July 7, 2014, and February 6, 2015. The lawsuits alleged in general terms that defendants engaged in a purportedly fraudulent scheme designed to artificially inflate the true value of our investment portfolio and investment income in order to increase FSAM’s revenue. The plaintiffs sought compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. A lead plaintiff was selected in February 2016, a consolidated complaint similar to the original complaint was filed in April 2016, and a motion to dismiss the consolidated complaint was filed in May 2016. The parties agreed in July to settle the case for $14,050,000, with approximately 99% of the settlement amount to be paid from insurance coverage. Confirmatory discovery was completed in August, and the lead plaintiff filed the proposed settlement with the court in September. A fairness hearing was held on February 16, 2017, and the proposed settlement was approved. The cases were dismissed in light of such approval.

SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and Fifth Street Senior Floating Rate Corp., or FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of the Investment Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the securities class actions discussed above and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

On November 30, 2015, our Board of Directors approved a $100 million common stock repurchase program through November 30, 2016, and on November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under this program were made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deemed appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. As of March 31, 2017, there is no availability under this common stock repurchase program to repurchase additional common stock.

The following table presents the number of shares purchased during the six months ended March 31, 2017, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-October 31	—	$—	—	$—
November 1-November 30	—	—	—	—
December 1-December 31	2,298,247	5.44	2,298,247	—
January 1-January 31	—	—	—	—
February 1- February 28	—	—	—	—
March 1-March 31	—	—	—	—
Total	2,298,247	$5.44	2,298,247	$—

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

10.1
Fourth Amended and Restated Investment Advisory Agreement by and between Fifth Street Management LLC and Fifth Street Finance Corp., effective as of January 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File no. 001-33901) filed March 21, 2017)

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

FIFTH STREET FINANCE CORP.

By:	/s/ Bernard D. Berman
Bernard D. Berman
Chief Executive Officer

By:	/s/ Steven M. Noreika
Steven M. Noreika
Chief Financial Officer
Date: May 9, 2017