Form 10-Q
period 2017-06-30
Fifth Street Finance Corp.
filed 2017-08-09
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of August 8, 2017.

FIFTH STREET FINANCE CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Fifth Street Finance Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)
(unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost June 30, 2017: $436,549; cost September 30, 2016: $456,493)	$380,353	$388,267
Affiliate investments (cost June 30, 2017: $34,036; cost September 30, 2016: $34,955)	37,349	39,769
Non-control/Non-affiliate investments (cost June 30, 2017: $1,419,423; cost September 30, 2016: $1,792,410)	1,372,836	1,737,455
Total investments at fair value (cost June 30, 2017: $1,890,008; cost September 30, 2016: $2,283,858)	1,790,538	2,165,491
Cash and cash equivalents	143,622	117,923
Restricted cash	15,053	12,439
Interest, dividends and fees receivable	8,158	15,568
Due from portfolio companies	6,487	4,077
Receivables from unsettled transactions	—	5,346
Deferred financing costs	1,305	2,234
Insurance recoveries receivable	—	19,729
Other assets	1,941	478
Total assets	$1,967,104	$2,343,285
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,983	$2,533
Base management fee and Part I incentive fee payable	9,085	15,958
Due to FSC CT	1,370	2,204
Interest payable	8,229	3,912
Amounts payable to syndication partners	—	754
Director fees payable	204	566
Payables from unsettled transactions	23,749	6,234
Legal settlements payable	—	19,500
Credit facilities payable	345,495	516,295
SBA debentures payable (net of $2,080 and $3,289 of unamortized financing costs as of June 30, 2017 and September 30, 2016, respectively)	145,920	210,011
Unsecured notes payable (net of $5,042 and $5,956 of unamortized financing costs as of June 30, 2017 and September 30, 2016, respectively)	405,744	404,630
Secured borrowings at fair value (proceeds June 30, 2017: $13,810; proceeds September 30, 2016: $18,929)	13,575	18,400
Total liabilities	956,354	1,200,997
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding at June 30, 2017; 143,259 shares issued and outstanding at September 30, 2016	1,409	1,433
Additional paid-in-capital	1,579,278	1,591,467
Net unrealized depreciation on investments and secured borrowings	(99,235)	(117,838)
Net realized loss on investments and secured borrowings	(457,517)	(306,228)
Accumulated overdistributed net investment income	(13,185)	(26,546)
Total net assets (equivalent to $7.17 and $7.97 per common share at June 30, 2017 and September 30, 2016, respectively) (Note 12)	1,010,750	1,142,288
Total liabilities and net assets	$1,967,104	$2,343,285
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Interest income:
Control investments	$3,710	$4,863	$11,104	$12,518
Affiliate investments	977	1,016	2,961	3,092
Non-control/Non-affiliate investments	33,892	43,650	106,409	134,265
Interest on cash and cash equivalents	214	111	497	262
Total interest income	38,793	49,640	120,971	150,137
PIK interest income:
Control investments	1,523	1,517	5,445	3,577
Affiliate investments	195	203	592	618
Non-control/Non-affiliate investments	855	1,820	2,928	5,772
Total PIK interest income	2,573	3,540	8,965	9,967
Fee income:
Control investments	307	1,183	929	2,402
Affiliate investments	12	37	741	308
Non-control/Non-affiliate investments	2,085	2,220	7,155	14,730
Total fee income	2,404	3,440	8,825	17,440
Dividend and other income:
Control investments	1,080	2,255	3,384	6,373
Non-control/Non-affiliate investments	67	5,151	87	4,795
Total dividend and other income	1,147	7,406	3,471	11,168
Total investment income	44,917	64,026	142,232	188,712
Expenses:
Base management fee	7,912	10,049	24,561	31,847
Part I incentive fee	3,482	7,864	10,713	15,689
Professional fees	952	1,971	3,739	13,395
Board of Directors fees	205	176	595	775
Interest expense	11,262	13,149	37,163	41,034
Administrator expense	407	488	1,557	1,602
General and administrative expenses	1,367	1,233	4,154	3,525
Loss on legal settlements	—	19,150	3	19,150
Total expenses	25,587	54,080	82,485	127,017
Base management fee waived	(60)	(81)	(182)	(258)
Insurance recoveries	—	(19,079)	(1,259)	(19,079)
Net expenses	25,527	34,920	81,044	107,680
Net investment income	19,390	29,106	61,188	81,032
Unrealized appreciation (depreciation) on investments:
Control investments	(2,479)	(24,024)	12,030	(42,872)
Affiliate investments	(839)	1,237	(1,501)	901
Non-control/Non-affiliate investments	(9,953)	33,651	8,368	(32,204)
Net unrealized appreciation (depreciation) on investments	(13,271)	10,864	18,897	(74,175)
Net unrealized (appreciation) depreciation on secured borrowings	124	(374)	(294)	133
Realized gain (loss) on investments and secured borrowings:
Control investments	(13,058)	—	(58,994)	(8,148)
Affiliate investments	—	3	—	3
Non-control/Non-affiliate investments	758	(44,817)	(92,295)	(61,968)
Net realized loss on investments and secured borrowings	(12,300)	(44,814)	(151,289)	(70,113)
Net decrease in net assets resulting from operations	$(6,057)	$(5,218)	$(71,498)	$(63,123)
Net investment income per common share — basic	$0.14	$0.20	$0.43	$0.55
Loss per common share — basic	$(0.04)	$(0.04)	$(0.50)	$(0.43)
Weighted average common shares outstanding — basic	140,961	145,569	141,599	148,354
Net investment income per common share — diluted	$0.14	$0.20	$0.43	$0.53
Loss per common share — diluted (Note 5)	$(0.04)	$(0.04)	$(0.50)	$(0.43)
Weighted average common shares outstanding — diluted	140,961	145,569	141,599	153,585
Distributions per common share	$0.02	$0.18	$0.34	$0.54
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Operations:
Net investment income	$61,188	$81,032
Net unrealized appreciation (depreciation) on investments	18,897	(74,175)
Net unrealized (appreciation) depreciation on secured borrowings	(294)	133
Net realized loss on investments and secured borrowings	(151,289)	(70,113)
Net decrease in net assets resulting from operations	(71,498)	(63,123)
Stockholder transactions:
Contributions from stockholders (Note 11)	287	—
Distributions to stockholders	(47,827)	(80,503)
Net decrease in net assets from stockholder transactions	(47,540)	(80,503)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	2,264	5,095
Repurchases of common stock under dividend reinvestment program	(2,264)	(5,095)
Repurchases of treasury shares under stock repurchase program	(12,500)	(25,092)
Net decrease in net assets from capital share transactions	(12,500)	(25,092)
Total decrease in net assets	(131,538)	(168,718)
Net assets at beginning of period	1,142,288	1,353,094
Net assets at end of period	$1,010,750	$1,184,376
Net asset value per common share	$7.17	$8.15
Common shares outstanding at end of period	140,961	145,304

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Operating activities:
Net decrease in net assets resulting from operations	$(71,498)	$(63,123)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	(18,897)	74,175
Net unrealized appreciation (depreciation) on secured borrowings	294	(133)
Net realized loss on investments and secured borrowings	151,289	70,113
PIK interest income	(8,965)	(9,967)
Recognition of fee income	(8,825)	(17,440)
Accretion of original issue discount on investments	(10,077)	(2,821)
Accretion of original issue discount on unsecured notes payable	200	199
Amortization of deferred financing costs	3,234	3,706
Changes in operating assets and liabilities:
Fee income received	8,636	16,874
Increase in restricted cash	(2,614)	(14,868)
(Increase) decrease in interest, dividends and fees receivable	7,410	(2,982)
Increase in due from portfolio companies	(2,410)	(2,353)
(Increase) decrease in receivables from unsettled transactions	5,346	(7,227)
(Increase) decrease in insurance recoveries receivable	19,729	(19,079)
Increase in other assets	(1,463)	(746)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	450	(977)
Increase (decrease) in base management fee and Part I incentive fee payable	(6,873)	1,301
Decrease in due to FSC CT	(834)	(1,059)
Increase in interest payable	4,317	5,462
Increase (decrease) in payables from unsettled transactions	17,515	(3,648)
Decrease in director fees payable	(362)	—
Increase (decrease) in legal settlements payable	(19,500)	19,150
Increase (decrease) in amounts payable to syndication partners	(754)	13,292
Purchases of investments and net revolver activity	(400,295)	(633,561)
Principal payments received on investments (scheduled payments)	21,326	23,913
Principal payments received on investments (payoffs)	577,909	404,004
PIK interest income received in cash	3,999	1,480
Proceeds from the sale of investments	58,853	228,142
Net cash provided by operating activities	327,140	81,827
Financing activities:
Contributions received in cash	287	—
Distributions paid in cash	(45,563)	(75,408)
Repayments of borrowings under SBA debentures payable	(65,300)	—
Borrowings under credit facilities	219,082	591,000
Repayments of borrowings under credit facilities	(389,882)	(450,000)
Repayments of secured borrowings	(5,119)	(2,498)
Repayments of unsecured convertible notes	—	(115,000)
Repurchases of common stock under stock repurchase program	(12,500)	(25,092)
Repurchases of common stock under dividend reinvestment plan	(2,264)	(5,095)
Deferred financing costs paid	(182)	—
Net cash used by financing activities	(301,441)	(82,093)
Net increase (decrease) in cash and cash equivalents	25,699	(266)
Cash and cash equivalents, beginning of period	117,923	138,377
Cash and cash equivalents, end of period	$143,622	$138,111
Supplemental information:
Cash paid for interest	$29,413	$31,667
Non-cash operating activities:
Purchases of investments from restructurings	$(165,759)	$(78,834)
Proceeds from investment restructurings	$165,759	$78,834
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,264	$5,095
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)
Traffic Solutions Holdings, Inc.	Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)		$36,468	$36,427	$36,468
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021 (13)		750	745	750
LC Facility, 6% cash due 4/1/2021		3,518	3,512	3,518
746,114 Series A Preferred Units			20,029	23,134
746,114 Shares of Common Stock			5,316	2,284
			66,029	66,154
TransTrade Operators, Inc. (9)	Air freight & logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017		15,973	15,574	5,530
First Lien Revolver, 8% cash due 12/31/2017		7,582	7,582	—
596.67 Series A Common Units			—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC			4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			5,200	—
			32,356	5,530
First Star Speir Aviation 1 Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash due 12/15/2020		41,395	35,069	40,093
2,058,411.64 Common Units (6)			—	—
			35,069	40,093
First Star Bermuda Aviation Limited (11)(16)	Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018		11,868	11,868	11,868
4,293,736 Common Units (6)			2,906	1,810
			14,774	13,678
Eagle Hospital Physicians, LLC	Healthcare services
Earn-out (19)			7,851	7,851
			7,851	7,851
Senior Loan Fund JV I, LLC (11)(15)(17)(18)	Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC		26,642	26,642	26,642
87.5% LLC equity interest (6)			16,172	13,235
			143,844	140,907
Ameritox Ltd.	Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)		40,107	40,046	40,108
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			14,090	14,194
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC			29,049	—
			84,787	54,302
New IPT, Inc.	Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC			—	—
			7,620	7,620
AdVenture Interactive, Corp.	Advertising
9,073 shares of common stock			13,611	13,610
			13,611	13,610
Keypath Education, Inc. (20)	Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		19,960	19,960	19,960
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC			10,648	10,648
			30,608	30,608
Total Control Investments (37.6% of net assets)			$436,549	$380,353
Affiliate Investments (4)
Caregiver Services, Inc.	Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019		9,669	$9,669	$9,589
1,080,399 Shares of Series A Preferred Stock			1,080	2,529
			10,749	12,118
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
AmBath/ReBath Holdings, Inc.	Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018		$23,309	$23,287	$23,280
4,668,788 Shares of Preferred Stock			—	1,951
			23,287	25,231
Total Affiliate Investments (3.7% of net assets)			$34,036	$37,349

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC (9)	Healthcare services
First Lien Term Loan, 9.75% cash due 9/30/2019		28,754	$28,306	$17,259
First Lien Revolver, 15% cash due 9/30/2019		2,203	2,203	1,203
452,914.87 Common Units in Cenegenics, LLC			598	—
345,380.141 Preferred Units in Cenegenics, LLC			300	—
			31,407	18,462
Riverlake Equity Partners II, LP	Multi-sector holdings
1.78% limited partnership interest (11)			871	720
			871	720
Riverside Fund IV, LP	Multi-sector holdings
0.34% limited partnership interest (11)			219	389
			219	389
Bunker Hill Capital II (QP), L.P.	Multi-sector holdings
0.51% limited partnership interest (11)			817	896
			817	896
Maverick Healthcare Group, LLC (9) (21)	Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash due 4/30/2017 (13)		16,309	16,204	14,753
First Lien Term Loan B, LIBOR+9% cash (1.75% floor) cash due 4/30/2017 (13)		41,739	39,110	21,052
CapEx Line, LIBOR+5.75% (1.75% floor) cash due 4/30/2017 (13)		1,272	1,261	1,041
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 4/30/2017 (13)		55	40	55
			56,615	36,901
Refac Optical Group (9)	Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)		4,473	4,429	4,471
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)		34,537	34,422	34,452
First Lien Term Loan C, 12% cash due 9/30/2018		3,416	3,416	3,360
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)		3,520	3,513	3,518
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.			1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc.			305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc.			999	342
			47,085	46,143
Baird Capital Partners V, LP	Multi-sector holdings
0.4% limited partnership interest (11)			994	601
			994	601
Milestone Partners IV, L.P.	Multi-sector holdings
0.85% limited partnership interest (11)			1,784	2,246
			1,784	2,246
RCPDirect, L.P.	Multi-sector holdings
0.91% limited partnership interest (11)			517	817
			517	817
Riverside Fund V, L.P.	Multi-sector holdings
0.48% limited partnership interest (11)			1,452	1,412
			1,452	1,412

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP	Multi-sector holdings
0.13% limited partnership interest (11)			$801	$981
			801	981
BMC Acquisition, Inc.	Other diversified financial services
500 Series A Preferred Shares			500	748
50,000 Common Shares (6)			1	42
			501	790
Edmentum, Inc.	Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020		$2,382	2,382	1,807
Unsecured Junior PIK Note, 10% PIK due 6/9/2020		11,023	10,227	2,164
Unsecured Revolver, 5% cash due 6/9/2020		2,664	2,664	2,664
126,127.80 Class A Common Units			126	—
			15,399	6,635
I Drive Safely, LLC	Education services
125,079 Class A Common Units of IDS Investments, LLC			1,000	—
			1,000	—
Yeti Acquisition, LLC	Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.			—	17,518
			—	17,518
Vitalyst Holdings, Inc.	IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018		19,907	19,907	19,906
675 Series A Preferred Units of PCH Support Holdings, Inc.			675	458
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.			75	—
			20,657	20,364
Beecken Petty O'Keefe Fund IV, L.P.	Multi-sector holdings
0.5% limited partnership interest (11)			1,014	1,264
			1,014	1,264
Dexter Axle Company	Auto parts & equipment
1,547 Common Shares in Dexter Axle Holding Company			1,643	9,591
			1,643	9,591
Comprehensive Pharmacy Services LLC	Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019		14,965	14,965	14,964
20,000 Common Shares in MCP CPS Group Holdings, Inc.			2,000	2,789
			16,965	17,753
Garretson Firm Resolution Group, Inc.	Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (10)(13)		—	—	(8)
4,950,000 Preferred Units in GRG Holdings, LP			495	171
50,000 Common Units in GRG Holdings, LP			5	—
			500	163
Teaching Strategies, LLC	Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)		33,500	33,500	33,944
			33,500	33,944
Omniplex World Services Corporation (9)	Security & alarm services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 8/19/2021		11,424	11,424	9,682
500 Class A Common Units in Omniplex Holdings Corp.			500	6
64.041 Class A-1 Common Units in Omniplex Holdings Corp.			104	—
			12,028	9,688
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Dominion Diagnostics, LLC (9)	Healthcare services
Subordinated Term Loan, 11% cash 2% PIK due 10/8/2019		$19,816	$18,195	$14,455
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)		50,159	37,262	46,575
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 4/8/2019 (13)			—	—
			55,457	61,030
Sterling Capital Partners IV, L.P.	Multi-sector holdings
0.2% limited partnership interest (11)			1,781	1,313
			1,781	1,313
Advanced Pain Management	Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)		24,000	24,000	18,226
			24,000	18,226
TravelClick, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)		2,697	2,461	2,710
			2,461	2,710
Pingora MSR Opportunity Fund I-A, LP	Thrift & mortgage finance
1.9% limited partnership interest (11)			7,574	6,690
			7,574	6,690
Credit Infonet, Inc. (9)	Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 1.25% PIK due 10/26/2020		13,914	13,914	13,774
			13,914	13,774
HealthEdge Software, Inc.	Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023			213	726
			213	726
InMotion Entertainment Group, LLC	Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		12,432	12,423	12,359
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		5,419	5,319	5,387
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)		5,604	5,603	5,604
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)		808	806	808
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC			1,000	1,633
			25,151	25,791
Thing5, LLC (9)	Data processing & outsourced services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 10/11/2020 (12)(13)		47,794	47,783	47,033
First Lien Revolver, LIBOR+7% (1% floor) cash due 10/11/2020 (13)		1,000	999	1,000
2,000,000 Units in T5 Investment Vehicle, LLC			2,000	—
			50,782	48,033
Kason Corporation	Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019		5,980	5,980	5,760
498.6 Class A Preferred Units in Kason Investment, LLC			499	430
5,540 Class A Common Units in Kason Investment, LLC			55	—
			6,534	6,190
SPC Partners V, L.P.	Multi-sector holdings
0.571% limited partnership interest (11)			1,688	1,848
			1,688	1,848
P2 Upstream Acquisition Co.	Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (10)(13)			—	(167)
			—	(167)
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Vandelay Industries Merger Sub, Inc.	Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019		$39,265	$39,144	$39,178
2,500,000 Class A Common Units in Vandelay Industries, L.P.			958	5,902
			40,102	45,080
OmniSYS Acquisition Corporation	Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)		5,500	5,485	5,459
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)			(2)	(18)
100,000 Common Units in OSYS Holdings, LLC			1,000	1,061
			6,483	6,502
Moelis Capital Partners Opportunity Fund I-B, LP	Multi-sector holdings
1.0% limited partnership interest (11)			1,419	1,853
			1,419	1,853
Aden & Anais Merger Sub, Inc.	Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.			5,165	3,230
			5,165	3,230
Lift Brands, Inc.	Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)		21,521	21,487	21,455
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)			(8)	(46)
2,000,000 Class A Common Units in Snap Investments, LLC			2,004	2,797
			23,483	24,206
Tailwind Capital Partners II, L.P.	Multi-sector holdings
0.3% limited partnership interest (11)			1,488	1,947
			1,488	1,947
Long's Drugs Incorporated (9)	Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)		26,909	26,909	27,270
50 Series A Preferred Shares in Long's Drugs Incorporated			813	1,250
			27,722	28,520
Conviva Inc.	Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021			105	116
			105	116
OnCourse Learning Corporation	Education services
264,312 Class A Units in CIP OCL Investments, LLC			2,726	2,362
			2,726	2,362
ShareThis, Inc.	Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024			367	21
			367	21
Aptean, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)		5,900	5,818	5,917
			5,818	5,917
ExamSoft Worldwide, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		12,938	12,878	12,916
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)		1,250	1,250	1,247
180,707 Class C Units in ExamSoft Investor LLC			181	132
			14,309	14,295
DigiCert, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (13)		61,500	60,933	61,606
			60,933	61,606
RCPDirect II, LP	Multi-sector holdings
0.5% limited partnership interest (11)			447	549
			447	549

See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation	Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)		$12,000	$11,959	$11,293
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024			113	—
			12,072	11,293
Loftware, Inc.	Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020		6,182	6,182	6,226
300,000 Class A Common Units in RPLF Holdings, LLC			300	194
			6,482	6,420
Webster Capital III, L.P.	Multi-sector holdings
0.754% limited partnership interest (11)			957	1,222
			957	1,222
L Squared Capital Partners LLC	Multi-sector holdings
2% limited partnership interest (11)			2,667	2,667
			2,667	2,667
ERS Acquisition Corp. (9)	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 9/10/2018 (13)		41,564	38,062	3,709
			38,062	3,709
BeyondTrust Software, Inc.	Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)		26,723	26,229	26,656
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)			(56)	(15)
4,500,000 Class A membership interests in BeyondTrust Holdings LLC			4,500	5,264
			30,673	31,905
GOBP Holdings Inc.	Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)		4,214	4,174	4,251
			4,174	4,251
Kellermeyer Bergensons Services, LLC	Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)		6,105	5,896	5,876
			5,896	5,876
Dodge Data & Analytics LLC	Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)		7,348	7,348	7,416
500,000 Class A Common Units in Skyline Data, News and Analytics LLC			500	360
			7,848	7,776
NAVEX Global, Inc.	Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)		28,370	28,234	28,228
			28,234	28,228
Metamorph US 3, LLC (9)	Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 12/1/2020 (13)		9,996	9,833	5,732
First Lien Revolver, LIBOR+5.5% (1% floor) cash due 12/1/2020 (10)(13)		1,225	1,223	(343)
			11,056	5,389
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Schulman Associates Institutional Board Review, Inc.	Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)		$17,000	$17,000	$16,920
			17,000	16,920
Janrain, Inc.	Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024			45	—
			45	—
TigerText, Inc.	Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024			60	312
			60	312
Survey Sampling International, LLC	Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)		18,700	18,461	18,420
			18,461	18,420
PSC Industrial Holdings Corp.	Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)		7,000	6,829	6,195
			6,829	6,195
EOS Fitness Opco Holdings, LLC	Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)		3,699	3,699	3,729
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)			—	40
487.5 Class A Preferred Units			488	658
12,500 Class B Common Units			13	433
			4,200	4,860
Motion Recruitment Partners LLC	Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)			(10)	(14)
			(10)	(14)
WeddingWire, Inc.	Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)		26,125	26,125	26,244
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)			—	14
483,645 Common Shares of WeddingWire, Inc.			1,200	1,521
			27,325	27,779
xMatters, Inc.	Internet software & services
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025			709	379
			709	379
Edge Fitness, LLC	Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 12/31/2019 (13)		3,398	3,398	3,387
			3,398	3,387
Golden State Medical Supply, Inc.	Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021		15,001	15,001	14,776
			15,001	14,776
My Alarm Center, LLC	Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		2,219	2,219	2,263
First Lien Term Revolver, LIBOR+8% (1% floor) cash due 1/9/2019 (13)		1,220	1,220	1,244
			3,439	3,507
AirStrip Technologies, Inc.	Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025			90	—
			90	—
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Access Medical Acquisition, Inc.	Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)			$151	$1,133
			151	1,133
QuorumLabs, Inc.	Internet software & services
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025			375	—
			375	—
Worley Claims Services, LLC	Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)		$6,953	6,881	6,884
			6,881	6,884
Poseidon Merger Sub, Inc.	Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)		30,000	29,092	30,468
			29,092	30,468
American Seafoods Group LLC	Food distributors
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)		12,000	11,916	11,640
			11,916	11,640
Valet Merger Sub, Inc.	Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		50,791	50,105	51,243
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)		5,596	5,474	5,679
			55,579	56,922
Swipely, Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)		12,500	12,500	12,750
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025			—	944
			12,500	13,694
Argon Medical Devices, Inc.	Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)		43,000	43,000	43,730
			43,000	43,730
Lytx, Inc.	Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)		24,033	24,033	24,748
3,500 Class A Units in Lytx Holdings, LLC			3,603	4,367
3,500 Class B Units in Lytx Holdings, LLC			—	—
			27,636	29,115
Onvoy, LLC	Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)		16,750	16,750	16,791
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC			1,967	2,057
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC			—	—
			18,717	18,848
Accruent, LLC	Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)		4,950	4,910	4,980
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (10)(13)		—	(15)	12
			4,895	4,992
4 Over International, LLC	Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)		6,076	6,028	6,118
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)			(18)	15
			6,010	6,133
OBHG Management Services, LLC	Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)		14,751	14,746	14,656
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)			(2)	(25)
			14,744	14,631
See notes to Consolidated Financial Statements.

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Ping Identity Corporation	Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)		$42,500	$41,494	$43,297
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)			(59)	47
			41,435	43,344
Ancile Solutions, Inc.	Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)		10,397	10,153	10,471
			10,153	10,471
Ministry Brands, LLC	Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)		3,900	3,865	3,932
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)		1,077	1,068	1,086
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)		7,056	6,960	7,226
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)		1,944	1,917	1,917
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)		—	(9)	8
			13,801	14,169
Sailpoint Technologies, Inc. (9)	Application software
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (13)		20,870	20,507	20,452
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (10)(13)			(26)	(30)
			20,481	20,422
California Pizza Kitchen, Inc.	Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)		4,963	4,920	4,970
			4,920	4,970
Aptos, Inc.	Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)		5,459	5,363	5,404
			5,363	5,404
SPC Partners VI, L.P.	Multi-sector holdings
0.39% limited partnership interest (11)			—	—
			—	—
Impact Sales, LLC	Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)		11,194	10,970	11,220
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)		514	440	523
			11,410	11,743
DFT Intermediate LLC	Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)		3,300	3,221	3,249
			3,221	3,249
Systems, Inc.	Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (13)		9,000	8,874	8,955
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 3/3/2022 (10)(13)			(42)	(40)
			8,832	8,915
TerSera Therapeutics, LLC	Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)		15,000	14,570	14,646
668,879 Common Units of TerSera Holdings LLC			1,500	1,569
			16,070	16,215
Cablevision Systems Corp.	Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025		7,000	8,630	8,125
			8,630	8,125
Terraform Power Operating	Multi-utilities
Fixed Rate Bond 5.875% cash due 2/1/2023 (11)		6,000	6,298	6,285
			6,298	6,285
HC2 Holdings Inc.	Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)		7,500	7,670	7,650
			7,670	7,650

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
Natural Resource Partners LP	Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)		$5,000	$5,451	$5,350
			5,451	5,350
Cobalt Intl. Energy Inc.	Oil & gas exploration & production
Fixed Rate Bond 10.75% cash due 12/1/2021 (11)		3,000	2,972	2,835
			2,972	2,835
Virgin Media	Integrated telecommunication services
Fixed Rate Bond 5.5% cash due 8/15/2026 (11)		5,000	5,172	5,269
			5,172	5,269
Scientific Games International, Inc.	Casinos & gaming
First Lien Term Loan, LIBOR+4% cash due 10/1/2021 (13)		11,970	12,184	12,102
			12,184	12,102
ASHCO, LLC	Specialty stores
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/15/2023 (13)		12,000	11,753	11,687
			11,753	11,687
Alliance One International Inc.	Tobacco
Fixed Rate Bond 8.5% cash due 4/15/2021 (11)		5,000	5,276	5,200
			5,276	5,200
Salient CRGT Inc.	IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)		3,478	3,411	3,469
			3,411	3,469
BJ's Wholesale Club, Inc.	Hypermarkets & super centers
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 1/26/2024 (13)		12,000	12,010	11,660
			12,010	11,660
Everi Payments Inc.	Casinos & gaming
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/9/2024 (13)		12,000	12,027	12,099
			12,027	12,099
LSF9 Atlantis Holdings, LLC	Computer & electronics retail
First Lien Term Loan, LIBOR+6% (1% floor) cash due 5/1/2023 (13)		6,500	6,437	6,574
			6,437	6,574
Allied Universal Holdco LLC	Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)		12,000	12,077	12,053
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/27/2023 (13)		1,149	1,172	1,167
			13,249	13,220
Truck Hero, Inc.	Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 5/16/2025 (13)		21,500	21,181	21,487
			21,181	21,487
BMC Software Finance, Inc.	Internet software & services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/10/2022 (13)		11,919	12,008	11,961
			12,008	11,961
Internet Pipeline, Inc.	Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)		5,000	4,951	4,798
			4,951	4,798
Almonde, Inc.	Internet software & services
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 5/26/2024 (11)(13)		3,000	2,985	3,004
Second Lien Term Loan, LIBOR+7.25% (1% floor) cash due 4/28/2025 (11)(13)		500	495	511
			3,480	3,515
Alpha Topco Limited	Leisure facilities
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 7/29/2022 (11)(13)		3,000	3,041	3,027
			3,041	3,027
Asurion	Consumer electronics
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/3/2021 (13)		5,000	5,096	5,031
			5,096	5,031

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(14)	Industry	Principal (8)	Cost	Fair Value
CCC Information Services Inc	Internet software & services
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 3/13/2025 (13)		$2,500	$2,561	$2,569
			2,561	2,569
Hyland Software Inc.	Internet software & services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 5/31/2025 (13)		2,000	1,990	2,036
			1,990	2,036
Idera, Inc.	Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (13)		6,933	6,916	6,933
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 6/27/2024 (10)(13)		—	(3)	—
			6,913	6,933
MHE Intermediate Holdings, LLC	Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (13)		3,000	2,970	2,962
			2,970	2,962
PowerPlan Holdings, LLC	Internet software & services
First Lien Term Loan, LIBOR+4.75% (1% floor) cash due 2/23/2022 (13)		5,000	4,951	4,997
			4,951	4,997
Total Non-Control/Non-Affiliate Investments (135.8% of net assets)			$1,419,423	$1,372,836
Total Portfolio Investments (177.1% of net assets)			$1,890,008	$1,790,538
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund			$119,761	$119,761
Other cash accounts			23,861	23,861
Total Cash and Cash Equivalents (14.2% of net assets)			$143,622	$143,622
Total Portfolio Investments, Cash and Cash Equivalents (191.4% of net assets)			$2,033,630	$1,934,160
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 to the Consolidated Financial Statements for portfolio composition by geographic region.

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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

documents. The table below summarizes these rate adjustments by portfolio company:

Portfolio Company	Effective date	Cash interest	PIK interest	Reason
Sailpoint Technologies, Inc.	June 28, 2017	- 1.0% on Term Loan and Revolver		Per loan amendment
Dominion Diagnostics, LLC	May 8, 2017	+ 0.5% on Term Loan and Revolver		Per loan amendment
	April 8, 2014		-1.0% on Mezzanine Term Loan	Per loan amendment
Thing5, LLC	March 31, 2017		+ 1.0% on Term Loan	Per loan amendment
	October 27, 2016	+ 0.5% on Term Loan and Revolver		Per loan amendment
Credit Infonet, Inc.	December 31, 2016		- 0.5% on Subordinated Term Loan	Per loan amendment
Refac Optical Group	October 24, 2016	+ 0.5% on Revolver, Term Loan A, Term Loan B and Term Loan C		Per loan amendment
Metamorph US 3, LLC	October 1, 2016	+ 1.0% on Revolver	+ 2.0% on First Lien Term Loan	Tier pricing per loan agreement
ERS Acquisition Corp.	August 3, 2016		+ 2.0% on Second Lien Term Loan	Per loan amendment
Long's Drugs Incorporated	June 9, 2016	+ 0.25% on Second Lien Term Loan		Per loan amendment
Maverick Healthcare Group, LLC	May 11, 2016		+ 2.0% on Term Loan A, Revolver, and Capex Line	Per loan amendment
	May 11, 2016	- 3.5% on Term Loan B	+ 5.5% on Term Loan B	Per loan amendment
Omniplex World Services Corporation	October 1, 2015		+ 1.0% on Term Loan	Per loan amendment
TransTrade Operators, Inc.	January 1, 2015	- 6.0% on Term Loan	- 3.0% on Term Loan	Per loan amendment
Cenegenics, LLC	August 14, 2014		+ 2.0% on Term Loan	Per loan amendment

(10)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2017, qualifying assets represented 85.6% of the Company's total assets and non-qualifying assets represented 14.4% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $13.6 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement.

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the nine months ended June 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

Fifth Street Finance Corp.
Consolidated Schedule of Investments
June 30, 2017
(dollar amounts in thousands)
(unaudited)

(18)
In December 2016, the Company restructured its investment in Senior Loan Fund JV I, LLC. As part of the restructuring, the Company exchanged its subordinated notes for Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes issued by a newly formed, wholly owned subsidiary, SLF Repack Issuer 2016 LLC. The Class A Mezzanine Secured Deferrable Floating Rate Notes bear interest at a rate of LIBOR plus the applicable margin as defined in the indenture, which was 6.55% as of June 30, 2017. The Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes are collectively referred to as the "mezzanine notes".

(19)
In June 2017, the Company sold all of its investments in Eagle Hospital Physicians, LLC ("Eagle Physicians") in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the 1940 Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of June 30, 2017, the Company no longer owns any of the voting securities in Eagle Physicians and is not deemed to control Eagle Physicians within the meaning of the 1940 Act.

(20)
In June 2017, AdVenture Interactive, Corp. reorganized its business to separate its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as the new parent to Keypath Education, Inc., which represents AdVenture Interactive, Corp's former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. was assigned to Keypath Education, Inc.

(21)
The Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") is currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, qualifying assets represented 85.8% of the Company's total assets and non-qualifying assets represented 14.2% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $13.6 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset

Fifth Street Finance Corp.
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Fifth Street Finance Corp. and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of June 30, 2017, the Company's consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Funding II, LLC ("Funding II"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with FSMP IV, the "SBIC Subsidiaries"), and FSFC Holdings, Inc ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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

•	The Audit Committee of the Board of Directors makes a recommendation to the Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of each of the Company's investments as of June 30, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2017, 82.8% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. However, the Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

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
As of June 30, 2017 and September 30, 2016, included in cash and cash equivalents was $119.8 million and $107.4 million, respectively, held in bank accounts of the SBIC Subsidiaries. These cash and cash equivalents are permitted only for certain uses, including funding portfolio company investments to be held at the SBIC Subsidiaries, repaying SBA-guaranteed debentures and funding operating expenses of the SBIC Subsidiaries. This cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries or for other corporate purposes of the Company.
As of June 30, 2017, included in restricted cash was $14.9 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6). As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility. Pursuant to the terms of the Sumitomo Facility, the cash is restricted until the Company submits its required monthly reporting schedules.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the nine months ended June 30, 2017 and June 30, 2016.

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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $13.8 million and $18.9 million in the aggregate as of June 30, 2017 and September 30, 2016, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended June 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended June 30, 2017. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 3. Portfolio Investments
At June 30, 2017, 177.1% of net assets, or $1.8 billion, was invested in 133 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $101.0 million, $26.6 million and $13.2 million, respectively. At June 30, 2017, 15.7% of net assets, or $158.7 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2016, 189.6% of net assets, or $2.2 billion, was invested in 129 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $129.0 million and $13.7 million, respectively, and 11.4% of net assets, or $130.4 million, was invested in cash and cash equivalents (including restricted cash). As of June 30, 2017, 74.1% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 15.3% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2016, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.2% consisted of subordinated notes, including debt investments in SLF JV I.
Moreover, the Company held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and nine months ended June 30, 2017, the Company recorded net realized losses on investments and secured borrowings of $12.3 million and $151.3 million, respectively. During the three and nine months ended June 30, 2016, the Company recorded net realized losses on investments and secured borrowings of $44.8 million and $70.1 million, respectively. During the three and nine months ended June 30, 2017, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(13.1) million and $18.6 million, respectively. During the three and nine months ended June 30, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $10.5 million and $(74.0) million, respectively.
The composition of the Company's investments as of June 30, 2017 and September 30, 2016 at cost and fair value was as follows:

	June 30, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,562,267	$1,473,692	$1,960,581	$1,845,808
Investments in equity securities	183,897	175,939	162,343	176,970
Debt investments in SLF JV I	127,672	127,672	144,841	129,004
Equity investment in SLF JV I	16,172	13,235	16,093	13,709
Total	$1,890,008	$1,790,538	$2,283,858	$2,165,491

The composition of the Company's debt investments as of June 30, 2017 and September 30, 2016 at fixed rates and floating rates was as follows:

	June 30, 2017		September 30, 2016
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$328,413	20.51%	$376,207	19.05%
Floating rate debt securities, including debt investments in SLF JV I	1,272,951	79.49	1,598,605	80.95
Total	$1,601,364	100.00%	$1,974,812	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of June 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$58,982	$1,267,818	$—	$1,326,800
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	40,713	233,851	—	274,564
Investments in equity securities (preferred)	—	—	45,865	—	45,865
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	102,658	40,651	143,309
Total investments at fair value	—	99,695	1,650,192	40,651	1,790,538
Cash and cash equivalents	143,622	—	—	—	143,622
Total assets at fair value	$143,622	$99,695	$1,650,192	$40,651	$1,934,160
Secured borrowings relating to senior secured debt investments	—	—	13,575	—	13,575
Total liabilities at fair value	$—	$—	$13,575	$—	$13,575
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from March 31, 2017 to June 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of March 31, 2017	$1,334,882	$259,431	$50,794	$103,420	$1,748,527	$14,008
New investments & net revolver activity	87,640	2,441	—	7,856	97,937	—
Redemptions/repayments	(147,504)	(30,495)	—	(1,220)	(179,219)	(309)
Net accrual of PIK interest income	854	1,352	83	—	2,289	—
Accretion of OID	4,897	—	—	—	4,897	—
Net change in unearned income	33	19	—	—	52	—
Net unrealized appreciation (depreciation) on investments	(4,026)	1,103	(5,012)	(3,991)	(11,926)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	(124)
Realized loss on investments	(8,958)	—	—	(3,407)	(12,365)	—
Fair value as of June 30, 2017	$1,267,818	$233,851	$45,865	$102,658	$1,650,192	$13,575
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2017	$(5,771)	$(473)	$(3,095)	$(4,521)	$(13,860)	$(124)

The following table provides a roll-forward in the changes in fair value from March 31, 2016 to June 30, 2016 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of March 31, 2016	$1,800,988	$292,195	$36,437	$125,513	$2,255,133	$18,521
New investments & net revolver activity	222,892	1,251	16,129	28,876	269,148	—
Redemptions/repayments	(242,531)	(2,000)	—	(1,978)	(246,509)	(344)
Net accrual of PIK interest income	1,298	778	578	—	2,654	—
Accretion of original issue discount	870	—	—	—	870	—
Net change in unearned income	96	13	—	—	109	—
Net unrealized appreciation (depreciation) on investments	33,008	(6,280)	(3,217)	(12,647)	10,864	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	374
Realized gain (loss) on investments	(44,980)	—	—	166	(44,814)	—
Fair value as of June 30, 2016	$1,771,641	$285,957	$49,927	$139,930	$2,247,455	$18,551
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended June 30, 2016	$(12,863)	$(5,233)	$(3,217)	$(12,647)	$(33,960)	$374

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to June 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
New investments & net revolver activity	296,724	130,508	—	37,272	464,504	—
Redemptions/repayments	(637,317)	(180,538)	(652)	(6,197)	(824,704)	(5,119)
Net accrual of PIK interest income	1,026	2,470	1,470	—	4,966	—
Accretion of OID	10,167	—	—	—	10,167	—
Net change in unearned income	146	41	—	—	187	—
Net unrealized appreciation (depreciation) on investments	27,429	15,950	4,250	(30,204)	17,425	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	294
Realized loss on investments	(119,892)	(19,857)	(6,952)	(4,753)	(151,454)	—
Fair value as of June 30, 2017	$1,267,818	$233,851	$45,865	$102,658	$1,650,192	$13,575
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of June 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2017	$(85,327)	$(1,296)	$(903)	$(25,842)	$(113,368)	$294

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to June 30, 2016 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$119,526	$2,402,495	$21,182
New investments & net revolver activity	634,122	17,146	22,074	39,053	712,395	—
Redemptions/repayments	(670,496)	(56,355)	(761)	(7,281)	(734,893)	(2,498)
Net accrual of PIK interest income	4,229	2,637	1,621	—	8,487	—
Accretion of original issue discount	2,821	—	—	—	2,821	—
Net change in unearned income	378	60	—	—	438	—
Net unrealized depreciation on investments	(27,134)	(36,559)	(3,813)	(6,669)	(74,175)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(133)
Realized loss on investments	(65,414)	—	—	(4,699)	(70,113)	—
Fair value as of June 30, 2016	$1,771,641	$285,957	$49,927	$139,930	$2,247,455	$18,551
Net unrealized depreciation relating to Level 3 assets and liabilities still held at June 30, 2016 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the nine months ended June 30, 2016	$(88,271)	$(35,697)	$(3,813)	$(6,189)	$(133,970)	$(133)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following tables provide quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of June 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$820,759	Market yield approach	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(3.5)%	-	15.0%	2.4%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.3)%	-	2.9%	0.3%
	232,756	Enterprise value approach	EBITDA/Revenue multiple	(b)	0.9x	-	6.2x	3.1x
	36,680	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
	177,623	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	85,089	Market yield approach	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.8%	-	12.0%	4.5%
			Size premium	(a)	1.0%	-	2.0%	1.2%
			Industry premium/(discount)	(a)	(0.4)%	-	2.9%	1.0%
	21,089	Enterprise value approach	EBITDA multiple	(b)	7.0x	-	7.0x	7.0x
SLF JV I debt investments	127,672	Enterprise value approach	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	137,989	Enterprise value approach	EBITDA/Revenue multiple	(b)	0.9x	-	16.0x	6.8x
	10,535	Transactions precedent approach	Transaction price	(d)	N/A	-	N/A	N/A
Total	$1,650,192
Secured borrowings	$13,575	Market yield approach	Tranche specific risk premium (discount)	(a)	(3.5)%	-	3.5%	2.9%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.4%	-	0.4%	0.4%

Total	$13,575
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$345,495	$345,495	$—	$—	$345,495
SBA debentures payable	145,920	135,701	—	—	135,701
Unsecured notes payable	405,744	415,553	—	163,178	252,375
Total	$897,159	$896,749	$—	$163,178	$733,571
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	June 30, 2017		September 30, 2016
Cost:
Senior secured debt	$1,399,957	74.06%	$1,789,532	78.36%
Subordinated debt	162,310	8.59	171,049	7.49
Debt investments in SLF JV I	127,672	6.76	144,841	6.34
LLC equity interests of SLF JV I	16,172	0.86	16,093	0.70
Purchased equity	108,603	5.75	82,516	3.61
Equity grants	48,805	2.58	54,702	2.40
Limited partnership interests	26,489	1.40	25,125	1.10
Total	$1,890,008	100.00%	$2,283,858	100.00%
Fair Value:
Senior secured debt	$1,326,801	74.10%	$1,689,535	78.02%
Subordinated debt	146,891	8.20	156,273	7.22
Debt investments in SLF JV I	127,672	7.13	129,004	5.96
LLC equity interests of SLF JV I	13,235	0.74	13,709	0.63
Purchased equity	127,218	7.11	114,047	5.27
Equity grants	21,305	1.19	40,241	1.86
Limited partnership interests	27,416	1.53	22,682	1.04
Total	$1,790,538	100.00%	$2,165,491	100.00%

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

	June 30, 2017		September 30, 2016
Cost:
Northeast U.S.	$676,167	35.77%	$660,616	28.92%
West U.S.	344,159	18.21	470,700	20.61
Southwest U.S.	290,613	15.38	416,060	18.22
Southeast U.S.	262,077	13.87	308,770	13.52
Midwest U.S.	244,045	12.91	320,368	14.03
International	61,536	3.26	107,344	4.70
Northwest U.S.	11,411	0.60	—	—
Total	$1,890,008	100.00%	$2,283,858	100.00%

Fair Value:
Northeast U.S.	$641,784	35.85%	$607,240	28.03%
West U.S.	332,171	18.55	452,078	20.88
Southwest U.S.	230,504	12.87	406,307	18.76
Southeast U.S.	270,948	15.13	323,481	14.94
Midwest U.S.	237,807	13.28	263,434	12.17
International	65,580	3.66	112,951	5.22
Northwest U.S.	11,744	0.66	—	—
Total	$1,790,538	100.00%	$2,165,491	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost and fair value as a percentage of total investments as of June 30, 2017 and September 30, 2016 was as follows:

	June 30, 2017		September 30, 2016
Cost:
Internet software & services	$272,285	14.43%	$361,396	15.79%
Healthcare services	229,147	12.12	379,250	16.61
Multi-sector holdings	170,429	9.02	178,113	7.80
Healthcare equipment	99,615	5.27	119,705	5.24
Advertising	84,722	4.48	170,517	7.47
Data processing & outsourced services	77,907	4.12	83,988	3.68
Pharmaceuticals	75,759	4.01	59,521	2.61
Construction & engineering	66,028	3.49	66,337	2.90
Research & consulting services	63,098	3.34	63,137	2.76
Diversified support services	60,730	3.21	85,144	3.73
Specialty stores	58,838	3.11	46,618	2.04
Environmental & facilities services	55,579	2.94	99,054	4.34
Industrial machinery	55,468	2.93	46,517	2.04
Education services	52,625	2.78	23,568	1.03
Application software	51,472	2.72	48,581	2.13
Airlines	49,843	2.64	71,067	3.11
IT consulting & other services	36,568	1.93	51,868	2.27
Leisure facilities	34,121	1.81	33,981	1.49
Integrated telecommunication services	32,519	1.72	56,343	2.47
Air freight and logistics	32,355	1.71	31,657	1.39
Consumer electronics	30,246	1.60	24,870	1.09
Security & alarm services	28,716	1.52	13,520	0.59
Casinos & gaming	24,211	1.28	—	—
Home improvement retail	23,286	1.23	24,352	1.07
Auto parts & equipment	22,824	1.21	16,643	0.73
Other diversified financial services	12,572	0.67	14,794	0.65
Hypermarkets & super centers	12,010	0.64	—	—
Food distributors	11,916	0.63	11,903	0.52
Oil & gas equipment services	7,621	0.40	45,646	2.00
Thrift & mortgage finance	7,574	0.40	7,946	0.35
Computer & electronics retail	6,437	0.34	—	—
Multi-utilities	6,298	0.33	—	—
Commercial printing	6,010	0.32	6,090	0.27
Precious metals & minerals	5,451	0.29	—	—
Tobacco	5,276	0.28	—	—
Apparel, accessories & luxury goods	5,165	0.27	15,694	0.69
Restaurants	4,920	0.26	4,951	0.22
Food retail	4,174	0.22	4,169	0.18
Specialized finance	3,221	0.17	—	—
Oil & gas exploration & production	2,972	0.16	—	—
Specialized consumer services	—	—	9,014	0.39
Healthcare technology	—	—	7,904	0.35
Total	$1,890,008	100.00%	$2,283,858	100.00%

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	June 30, 2017		September 30, 2016
Fair Value:
Internet software & services	$269,724	15.05%	$326,665	15.06%
Healthcare services	187,753	10.49	360,937	16.67
Multi-sector holdings	169,282	9.45	159,549	7.37
Advertising	86,429	4.83	149,337	6.90
Healthcare equipment	80,631	4.50	120,827	5.58
Pharmaceuticals	77,263	4.32	60,517	2.79
Data processing & outsourced services	74,987	4.19	80,435	3.71
Construction & engineering	66,154	3.69	62,740	2.90
Research & consulting services	64,454	3.60	63,404	2.93
Industrial machinery	60,186	3.36	51,581	2.38
Specialty stores	57,830	3.23	45,233	2.09
Environmental & facilities services	56,921	3.18	100,852	4.66
Airlines	53,770	3.00	77,046	3.56
Application software	53,003	2.96	50,799	2.35
Education services	42,941	2.40	19,745	0.91
IT consulting & other services	37,527	2.10	51,460	2.38
Leisure facilities	35,480	1.98	34,486	1.59
Integrated telecommunication services	32,242	1.80	53,092	2.45
Auto parts & equipment	31,078	1.74	18,688	0.86
Consumer electronics	30,823	1.72	25,180	1.16
Security & alarm services	26,415	1.48	13,776	0.64
Diversified support services	25,392	1.42	75,720	3.50
Home improvement retail	25,231	1.41	26,141	1.21
Casinos & gaming	24,202	1.35	—	—
Leisure products	17,518	0.98	34,981	1.62
Other diversified financial services	12,083	0.67	14,777	0.68
Hypermarkets & super centers	11,660	0.65	—	0.00
Food distributors	11,640	0.65	11,400	0.53
Oil & gas equipment services	7,621	0.43	16,783	0.78
Thrift & mortgage finance	6,691	0.37	5,846	0.27
Computer & electronics retail	6,574	0.37	—	—
Multi-utilities	6,285	0.35	—	—
Commercial printing	6,133	0.34	6,127	0.28
Air freight and logistics	5,530	0.31	7,046	0.33
Precious metals & minerals	5,350	0.30	—	—
Tobacco	5,200	0.29	—	—
Restaurants	4,970	0.28	4,985	0.23
Food retail	4,251	0.24	4,214	0.19
Specialized finance	3,249	0.18	—	—
Apparel, accessories & luxury goods	3,230	0.18	14,620	0.68
Oil & gas exploration & production	2,835	0.16	—	—
Specialized consumer services	—	—	9,082	0.42
Healthcare technology	—	—	7,420	0.34
Total	$1,790,538	100.00%	$2,165,491	100.00%
The Company's investments are generally in small and mid-sized companies in a variety of industries. As of June 30, 2017 and September 30, 2016, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. During the three and nine months ended June 30, 2017 and June 30, 2016, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. As of June 30, 2017, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes which mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative of the Company and one representative of Kemper (with approval from a representative of each required). As of June 30, 2017 and September 30, 2016, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of June 30, 2017 and September 30, 2016, the Company owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
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
As of June 30, 2017 and September 30, 2016, SLF JV I had total assets of $322.0 million. As of June 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $13.2 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $26.6 million, at fair value, respectively. As of September 30, 2016, the Company's investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility and Deutsche Bank II facility described below. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 37 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of June 30, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of June 30, 2017 and September 30, 2016, the Company and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from the Company. As of September 30, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of June 30, 2017, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of June 30, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank I facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of June 30, 2017 and September 30, 2016. Borrowings under the Deutsche Bank I facility bear interest at a rate equal to the 3-month LIBOR plus 2.50% per annum with no LIBOR floor. Under the Deutsche Bank I facility, $100.0 million was outstanding as of June 30, 2017 and September 30, 2016.
SLF JV I also has an additional $200.0 million credit facility with Deutsche Bank AG, New York Branch (the "Deutsche Bank II facility"). Prior to June 29, 2017, this credit facility was with Credit Suisse AG, Cayman Islands Branch. On June 29, 2017, this credit facility was assigned to Deutsche Bank AG, New York Branch. Accordingly, SLF JV I’s total debt capacity was $400.0 million as of June 30, 2017. The Deutsche Bank II facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor. As of June 30, 2017 and September 30, 2016, there were $48.6 million and $67.0 million of borrowings outstanding under the Deutsche Bank II facility, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2017, borrowings under the Deutsche Bank I facility and the Deutsche Bank II facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Senior secured loans (1)	$279,232	$324,406
Weighted average interest rate on senior secured loans (2)	7.65%	7.84%
Number of borrowers in SLF JV I	37	37
Largest exposure to a single borrower (1)	$18,497	$19,775
Total of five largest loan exposures to borrowers (1)	$83,288	$93,926
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of June 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	9,073 Common Stock Shares				$1,088	$1,391
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	$7,000	7,060	7,031
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6,024	6,024	6,024
		301,913.06 Class B Preferred Units				302	—
		928.96 Class A Common Units				5,474	—
Total Ameritox, Ltd.					6,024	11,800	6,024
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	15,356	15,244	15,317
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	5,000	5,006	4,858
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	11,182	11,062	11,280
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2024	LIBOR+5.5% (1% floor)	10,723	10,465	10,556
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,542	4,547
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,339	9,376	9,426
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	6,982	7,017	6,982
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,571
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	18,497	18,282	18,646
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/1/2024	LIBOR+4.5% (1% floor)	5,000	4,976	5,041
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,925	4,889	4,886
Keypath Education, Inc. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	2,040	2,040	2,040
		9,073 Class A Units in FS AVI Holdco, LLC			—	1,390	1,088
					2,040	3,430	3,128
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,875	5,855	5,831
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,000	9,011	8,947

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Principal	Cost	Fair Value (2)
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,000	8,940	8,947
Total InMotion Entertainment Group, LLC					18,000	17,951	17,894
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	18,404	18,383	18,348
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,921	7,921	8,157
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	9,996	9,730	5,732
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,361	4,307	4,340
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,996	3,060
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,694	4,797
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,291	1,323
Total My Alarm Center, LLC					9,000	8,981	9,180
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	4,975	4,940	4,993
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	1,094	1,094	1,094
		21.876 Class A Common Units			—	—	—
Total New IPT, Inc.					2,888	2,888	2,888
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,134	6,076	5,939
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,901	10,816
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	5,136	5,110	5,133
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	2,484	2,436	2,478
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	10/1/2021	LIBOR+4% (1% floor)	6,982	7,102	7,060
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	8,616	8,586	8,638
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+4.5% (1% floor)	6,959	6,813	7,006
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	3,591	3,574	3,616
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	13,031	12,887	13,147
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,660	2,641	2,620
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,004	8,973	8,914
					$279,232	$286,021	$277,567
__________
(1) Represents the interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2017 utilizing a similar approach as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of June 30, 2017.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.

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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on cash non-accrual status as of September 30, 2016.
The cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $129.0 million as of September 30, 2016, respectively. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $3.1 million and $8.8 million on its investments in these notes for the three and nine months ended June 30, 2016, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company was $101.0 million as of June 30, 2017. The Company earned interest of $1.7 million and $3.5 million on its investments in these notes for the three and nine months ended June 30, 2017, respectively. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company was $26.6 million as of June 30, 2017, respectively. The Company earned PIK interest of $1.0 million and $2.0 million on its investments in these notes for the three and nine months ended June 30, 2017, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $13.2 million, respectively, as of June 30, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. The Company earned dividend income of $0.4 million and $1.1 million for the three and nine months ended June 30, 2017, respectively, with respect to its LLC equity interests. The Company earned dividend income of $1.6 million and $4.4 million for the three and nine months ended June 30, 2016, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and June 30, 2016:

	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2017: $286,021; cost September 30, 2016: $327,720)	$277,567	$315,153
Receivables from secured financing arrangements at fair value (cost June 30, 2017: $9,766; cost September 30, 2016: $10,014)	9,594	9,672
Cash and cash equivalents	26,687	1,878
Restricted cash	3,959	7,080
Other assets	4,195	4,700
Total assets	$322,002	$338,483

Senior credit facilities payable	$148,553	$167,012
Debt securities payable at fair value (proceeds June 30, 2017: $145,910; proceeds September 30, 2016: $165,533)	145,910	147,433
Other liabilities	12,413	8,371
Total liabilities	$306,876	$322,816
Members' equity	15,126	15,667
Total liabilities and members' equity	$322,002	$338,483

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Selected Statements of Operations Information:
Interest income	$5,489	$7,855	$17,945	$22,722
Other income	61	36	389	472
Total investment income	5,550	7,891	18,334	23,194
Interest expense	5,348	6,085	16,720	17,163
Other expenses	84	120	579	364
Total expenses (1)	5,432	6,205	17,299	17,527
Net unrealized appreciation (depreciation)	(769)	7,446	(13,816)	5,774
Net realized gain (loss)	16	(7,755)	13,350	(7,755)
Net income (loss)	$(635)	$1,377	$569	$3,686
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the liabilities senior to the mezzanine notes of SLF JV 1 under the enterprise value approach.
During the three months ended June 30, 2017, we did not sell any senior secured debt investments to SLF JV I. During the nine months ended June 30, 2017, we sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. No gain or loss was recognized by the Company on these transactions. During the three months ended June 30, 2016, the Company sold $21.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $21.5 million cash consideration. The Company recognized a $0.1 million realized loss on these transactions. During the nine months ended June 30, 2016, the Company sold $91.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $84.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.9 million realized loss on these transactions.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The unearned fee income balance as of June 30, 2017 and September 30, 2016 was $1.1 million and $1.3 million, respectively.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2017, the Company had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the three months ended June 30, 2017, the Company recorded total fee income of $2.4 million, $0.6 million of which was recurring in nature. For the nine months ended June 30, 2017, the Company recorded total fee income of $8.8 million, $2.1 million of which was recurring in nature. For the three months ended June 30, 2016, the Company recorded total fee income of $3.4 million, $1.2 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees. For the nine months ended June 30, 2016, the Company recorded total fee income of $17.4 million, $2.7 million of which was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three and nine months ended June 30, 2017 and June 30, 2016:

(Share amounts in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016 (1)
Earnings (loss) per common share — basic:
Net decrease in net assets resulting from operations	$(6,057)	$(5,218)	$(71,498)	$(63,123)
Weighted average common shares outstanding — basic	140,961	145,569	141,599	148,354
Loss per common share — basic	$(0.04)	$(0.04)	$(0.50)	$(0.43)
Earnings (loss) per common share — diluted:
Net decrease in net assets resulting from operations	$(6,057)	$(5,218)	$(71,498)	$(63,123)
Weighted average common shares outstanding — basic	140,961	145,569	141,599	148,354
Adjustments for dilutive effect of convertible notes	—	—	—	5,231
Weighted average common shares outstanding — diluted	140,961	145,569	141,599	153,585
Loss per common share — diluted	$(0.04)	$(0.04)	$(0.50)	$(0.43)
__________
(1) Items relating to the Convertible Notes (as defined in Note 13) outstanding that were anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the nine months ended June 30, 2016, anti-dilution would have totaled approximately $0.02 per share.

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
For income tax purposes, the Company estimates that its distributions for the 2017 calendar year will be composed primarily of ordinary income and will be appropriately reported to the Internal Revenue Service and stockholders for the 2017 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the nine months ended June 30, 2017 and June 30, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued		DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	(1)	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	(1)	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	(1)	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	(1)	0.1 million
Total for the nine months ended June 30, 2017			$0.34	$ 45.5 million	441,122		$ 2.3 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.3 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
Total for the nine months ended June 30, 2016			$0.54	$ 75.4 million	918,876		$ 5.1 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.
Common Stock Offering
There were no common stock offerings during the three and nine months ended June 30, 2017 and June 30, 2016.
Stock Repurchase Program
On November 30, 2015, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $100 million in the aggregate of its outstanding common stock through November 30, 2016. During the three and nine months ended June 30, 2016, the Company repurchased 1,879,386 and 4,958,702 shares respectively, of its common stock for $10.0 million and $25.1 million, net of commissions, respectively.
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the nine months ended June 30, 2017, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the new common stock repurchase plan. This authorization has been fully utilized. During the three months ended June 30, 2017, the Company did not repurchase any shares of its common stock under the new common stock repurchase program.

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
As of June 30, 2017, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor. As of June 30, 2017, the period during which the Company may make and reinvest borrowings under the facility was scheduled to expire on August 6, 2017 and the maturity date of the facility is August 6, 2018. See "Note 17 - Subsequent Events."
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

Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including the Company's obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, the Company pledged its entire equity interest in Holdings, and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement. None of the Company's SBIC subsidiaries, or Funding II, is party to the ING facility and their respective assets have not been pledged in connection therewith.
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. As of June 30, 2017, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
As of June 30, 2017, the Company had $301.5 million of borrowings outstanding under the ING facility, which had a fair value of $301.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 3.093% for the nine months ended June 30, 2017. For the three months and nine months ended June 30, 2017, the Company recorded interest expense of $3.1 million and $10.5 million, respectively, related to the ING facility. For the three months and nine months ended June 30, 2016, the Company recorded interest expense of $4.2 million and $10.6 million, respectively, related to the ING facility.

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
As of June 30, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. As of June 30, 217, the period during which the Company may make and reinvest borrowings under the facility was scheduled to expire on September 16, 2017 and the maturity date of the facility is September 16, 2021. See "Note 17 - Subsequent Events."
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of June 30, 2017, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of June 30, 2017, the Company had $44.0 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $44.0 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.033% for the nine months ended June 30, 2017. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.7 million and $1.9 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility.

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
As of June 30, 2017, FSMP IV had $75.0 million in regulatory capital and $73.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $72.3 million (net of unamortized financing costs) and a fair value of $68.4 million. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 million (net of unamortized financing costs) and a fair value of $131.0 million. As of June 30, 2017, the outstanding debentures bore interest at a weighted average interest rate of 3.215% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
As of June 30, 2017 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.6 million (net of unamortized financing costs) and $73.4 million, respectively. As of June 30, 2017 and September 30, 2016, the fair value of these debentures was $67.3 million and $67.5 million, respectively. As of June 30, 2017, these debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of June 30, 2017, the $148.0 million of SBA-guaranteed debentures held by the SBIC subsidiaries carry a weighted average interest rate of 3.023% (excluding the SBA annual charge). During the nine months ended June 30, 2017, the Company repaid $65.3 million of the SBA-guaranteed debentures outstanding.
For the three and nine months ended June 30, 2017, the Company recorded aggregate interest expense of $1.4 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries. For the three and nine months ended June 30, 2016, the Company recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it, as of June 30, 2017, to borrow up to $148.0 million more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of June 30, 2017, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility. With respect to the assets funded through the Company's SBIC subsidiaries, the SBA, as a creditor, will have a superior claim to the SBIC subsidiaries' assets over the Company's stockholders.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the nine months ended June 30, 2017 and June 30, 2016 was as follows:

	Nine months ended June 30, 2017	Nine months ended June 30, 2016
PIK balance at beginning of period	$62,631	$50,678
Gross PIK interest accrued	15,934	15,143
PIK income reserves (1)	(6,969)	(5,176)
PIK interest received in cash	(3,999)	(1,480)
PIK balance at end of period	$67,597	$59,165
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.
As of June 30, 2017, there were seven investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of June 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017				September 30, 2016				June 30, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,499,457	88.73%	$1,512,089	94.43%	$1,890,606	89.80%	$1,854,228	93.89%	$2,104,327	95.19%	$2,042,055	99.24%
PIK non-accrual (1)	72,650	4.30	43,134	2.69	40,187	1.91	31,548	1.60	66,579	3.01	5,550	0.27
Cash non-accrual (2)	117,832	6.97	46,141	2.88	174,629	8.29	89,036	4.51	39,829	1.80	9,993	0.49
Total	$1,689,939	100.00%	$1,601,364	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,210,735	100.00%	$2,057,598	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of June 30, 2017, September 30, 2016 and June 30, 2016 was as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Phoenix Brands Merger Sub LLC - subordinated term loan (2)	—	—	PIK non-accrual (1)
JTC Education, Inc. (2)	—	—	Cash non-accrual (1)
Answers Corporation (3)(4)	—	Cash non-accrual (1)	PIK non-accrual (1)
QuorumLabs, Inc. (2)	—	—	Cash non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	PIK non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Express Group Holdings LLC (4)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (5)	—	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	The Company no longer held this investment as of June 30, 2017 and September 30, 2016.

(3)	As of June 30, 2016, only the second lien term loan was on PIK non-accrual. As of September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

(4)	The Company no longer held this investment as of June 30, 2017.

(5)
In March 2017, the Company restructured its investment in AdVenture Interactive, Corp. As part of the restructuring, the Company exchanged a portion of its debt securities for equity securities in the restructured entity.

Income non-accrual amounts for the three and nine months ended June 30, 2017 and June 30, 2016 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Cash interest income	$2,708	$2,082	$13,321	$6,999
PIK interest income	2,345	1,713	6,969	5,176
OID income	7	6,987	154	20,971
Total	$5,060	$10,782	$20,444	$33,146

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
As of September 30, 2016, the Company had net capital loss carryforwards of $268.0 million to offset net capital gains, to the extent available and permitted by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million will expire on September 30, 2017, $10.3 million will expire on September 30, 2019, and $256.2 million will not expire, of which $55.3 million are available to offset future short-term capital gains and $200.9 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three and nine months ended June 30, 2017.

	Three months ended June 30, 2017	Nine months ended June 30, 2017
Net increase (decrease) in net assets resulting from operations	$(6,057)	$(71,498)
Net unrealized appreciation (depreciation) on investments and secured borrowings	13,147	(18,603)
Book/tax difference due to loan fees	(152)	(17)
Book/tax difference due to exit fees	—	1,081
Book/tax difference due to organizational and deferred offering costs	(22)	(63)
Book/tax difference due to interest income on certain loans	—	(168)
Book/tax difference due to capital losses not recognized	14,010	154,444
Other book-tax differences	(2,439)	(5,489)
Taxable/Distributable Income(1)	$18,487	$59,687
__________
(1) The Company's taxable income for the three and nine months ended June 30, 2017 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.
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
The Company is permitted to carry forward net capital losses, if any, incurred in taxable years beginning with the Company's taxable year ended September 30, 2011 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the losses incurred in taxable years ended prior to the Company’s taxable year ended September 30, 2011, which are subject to an expiration date. As a result of the ordering rule, capital loss carryforwards from the Company’s taxable year ended prior to its taxable year ended September 30, 2011 may be more likely to expire unused than under previous tax law.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with the Company's determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
A summary of the Company's recorded investment realization events for the nine months ended June 30, 2017 is shown in the table below:

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	Systems Maintenance Services Holdings, Inc.	Debt	$ 19.0 million	$—	Full payoff
November 2016	First Star Aviation, LLC	Equity	2.5 million	(3.8 million)	Sale of equity investment
November 2016	HealthDrive Corporation	Debt	15.5 million	—	Full payoff
November 2016	The Active Network, Inc.	Debt	16.5 million	—	Full payoff
November 2016	Aden & Anais Merger Sub, Inc.	Debt	12.0 million	—	Full payoff
November 2016	Legalzoom.com, Inc.	Debt	9.0 million	—	Full payoff
December 2016	Discovery Practice Management, Inc.	Debt	33.7 million	—	Full payoff
December 2016	Ansira Partners, Inc.	Debt and Equity	38.6 million	0.4 million	Full payoff /sale of equity investment
December 2016	Aptean, Inc.	Debt	3.0 million	—	Full payoff
December 2016	Access Medical Acquisition, Inc.	Debt and Equity	12.6 million	—	Full payoff /sale of equity investment
December 2016	Ministry Brands, LLC	Debt	30.2 million	—	Full payoff
December 2016	Senior Loan Fund JV I, LLC	Debt	125.8 million	(19.9 million)	Restructuring
January 2017	First American Payment Systems, LP	Debt	18.3 million	—	Full payoff
January 2017	HSW RR, Inc.	Debt	45.0 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	7.2 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	8.0 million	—	Full payoff
February 2017	TV Borrower US, LLC	Debt	30.0 million	—	Full payoff
February 2017	Onvoy, LLC	Debt	14.6 million	—	Full payoff
March 2017	Bracket Holding Corp.	Debt and Equity	32.5 million	1.7 million	Full payoff /sale of equity investment
March 2017	Epic Health Services, Inc.	Debt	31.9 million	—	Full payoff
March 2017	Five9, Inc.	Equity	0.3 million	0.5 million	Sale of equity investment
March 2017	Integrated Petroleum Technologies, Inc.	Debt	7.6 million	(11.1 million)	Restructuring
March 2017	NAVEX Global, Inc.	Debt	16.5 million	—	Full payoff
March 2017	Vention Medical, Inc.	Debt	2.3 million	—	Full payoff
March 2017	Express Group Holdings LLC	Debt and Equity	4.4 million	(22.3 million)	Partial payoff
March 2017	AdVenture Interactive, Corp.	Debt and Equity	24.3 million	(47.4 million)	Restructuring
April 2017	Tectum Holdings, Inc.	Debt	15.0 million	—	Full payoff
April 2017	TigerText, Inc.	Debt	5.0 million	—	Full payoff
April 2017	AirStrip Technologies, Inc.	Debt	16.0 million	—	Full payoff
April 2017	Cheddar's Casual Café, Inc.	Debt	10.0 million	—	Full payoff
May 2017	Tecomet Inc.	Debt	17.0 million	—	Full payoff
May 2017	Baart Programs, Inc.	Debt	35.2 million	—	Full payoff
June 2017	Eagle Hospital Physicians, LLC	Debt and Equity	13.5 million	(13.1 million)	Partial payoff
June 2017	National Spine and Pain Centers, LLC	Debt and Equity	31.4 million	0.7 million	Full payoff /sale of equity investment
June 2017	Idera, Inc.	Debt	25.9 million	—	Full payoff
$ (114.3 million)
During the nine months ended June 30, 2017, the Company received payments of $58.9 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

realized loss of $37.0 million on these transactions, including a realized loss of $37.3 million from the sale of the Company's investment in the first and second lien term loans of Answers Corporation.
A summary of the Company's recorded investment realization events for the nine months ended June 30, 2016 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Affordable Care, Inc.	Debt	$ 23.3 million	$—	Full payoff
October 2015	CoAdvantage Corporation	Debt and Equity	16.4 million	0.7 million	Full payoff /sale of equity investment
October 2015	First Choice ER, LLC	Debt	119.0 million	—	Full payoff
October 2015	DigiCert, Inc.	Debt	33.3 million	—	Full payoff
October 2015	Idera, Inc.	Debt	7.4 million	—	Full payoff
December 2015	EducationDynamics, LLC	Debt	13.9 million	—	Full payoff
December 2015	World50, Inc.	Debt	14.2 million	—	Full payoff
January 2016	Crealta Pharmaceuticals LLC	Debt	20.0 million	—	Full payoff
February 2016	All Metro Health Care Services, Inc.	Debt	15.7 million	—	Full payoff
February 2016	Long's Drugs Incorporated	Debt	9.7 million	—	Full payoff
March 2016	Janrain, Inc.	Debt	4.5 million	—	Full payoff
March 2016	Miche Group, LLC	Debt and Equity	0.8 million	(8.1 million)	Full payoff /sale of equity investment
March 2016	CCCG, LLC	Debt and Equity	15.2 million	(17.2 million)	Restructuring
April 2016	Traffic Solutions Holdings, Inc.	Debt	17.2 million	—	Full payoff
April 2016	Ameritox Ltd.	Debt and Equity	61.1 million	(42.8 million)	Restructuring
May 2016	Yeti Acquisition, LLC.	Debt	54.9 million	—	Full payoff
May 2016	Conviva Inc.	Debt	4.6 million	—	Full payoff
June 2016	GTCR Valor Companies	Debt	3.7 million	—	Full payoff
($ 67.4 million)
During the nine months ended June 30, 2016, the Company received payments of $228.1 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $2.8 million on these transactions.
During the nine months ended June 30, 2017 and June 30, 2016, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $18.6 million and $(74.0) million, respectively. For the nine months ended June 30, 2017, this consisted of $86.2 million of net unrealized depreciation on debt investments, $31.5 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings, offset by $136.6 million of net reclassifications to realized losses (resulting in unrealized appreciation).
For the nine months ended June 30, 2016, the Company's net unrealized depreciation consisted of $124.0 million of net unrealized depreciation on debt investments and $10.0 million of net unrealized depreciation on equity investments, offset by $59.9 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.1 million of net unrealized depreciation on secured borrowings.
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

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Related Party Transactions
The Company has entered into an investment advisory agreement, subject to annual renewal, with the Investment Adviser. Under the investment advisory agreement, the Company pays the Investment Adviser a fee for its services consisting of two components - a base management fee and an incentive fee. At a special meeting of stockholders held on March 20, 2017, the stockholders of the Company approved a fourth amended and restated investment advisory agreement by and between the Company and the Investment Adviser, which was subsequently executed by the Company and the Investment Adviser and was effective beginning with the Company’s fiscal quarter that commenced on January 1, 2017. The fourth amended and restated investment advisory agreement changed the structure of the subordinated incentive fee on income as described below. The other commercial terms of the Company’s existing investment advisory relationship with Investment Adviser remained unchanged.
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
For the three and nine months ended June 30, 2017, base management fees (net of waivers) were $7.9 million and $24.4 million, respectively. For the three and nine months ended June 30, 2016, base management fees (net of waivers) were $10.0 million and $31.6 million, respectively.
For the three and nine months ended June 30, 2017, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.2 million, respectively. For the three and nine months ended June 30, 2016, the Investment Adviser voluntarily waived a portion of the base management fee which resulted in waivers of $0.1 million and $0.3 million, respectively.
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
For the three and nine months ended June 30, 2017, incentive fees were $3.5 million (net of a $1.1 million reduction due to the total return hurdle reduction) and $10.7 million (net of a $1.1 million reduction due to the total return hurdle), respectively. For the three and nine months ended June 30, 2016, incentive fees were $7.9 million and $15.7 million, respectively.
At June 30, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $9.1 million and $16.0 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to the Investment Adviser.
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
Administration Agreement
On January 1, 2015, the Company entered into an administration agreement with its administrator, FSC CT, under substantially similar terms as its prior administration agreement with FSC CT, Inc. Under the administration agreement with FSC CT, administrative services are provided to the Company, including providing the Company with its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the administration agreement, FSC CT also performs or oversees the performance of the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assists the Company in determining and publishing the Company's net asset value, overseeing the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimburses FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the costs of compensation and related expenses of the Company's chief financial officer and chief compliance officer and their staffs. Such reimbursement is at cost with no profit to, or markup by, FSC CT. The Company utilizes office space in Greenwich, CT that is leased by FSC CT from an affiliate controlled by the chief executive officer of the Investment Adviser and FSC CT, Mr. Leonard M. Tannenbaum. The Company also utilizes additional office space that is leased by affiliates of the Investment Adviser and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at this location is at cost with no profit to, or markup by, FSC CT. FSC CT may also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.
For the three months ended June 30, 2017, the Company accrued administrative expenses of $0.6 million, including $0.2 million of general and administrative expenses, which are due to FSC CT. For the nine months ended June 30, 2017, the Company accrued administrative expenses of $2.7 million, including $1.1 million of general and administrative expenses, which are due to FSC CT. For the three months ended June 30, 2016, the Company accrued administrative expenses of $1.0 million, including $0.5 million of general and administrative expenses, which are due to FSC CT. For the nine months ended June 30, 2016, the Company accrued administrative expenses of $3.4 million, including $1.8 million of general and administrative expenses, which are due to FSC CT. As of June 30, 2017 and September 30, 2016, $1.4 million and $2.2 million was included in "Due to FSC CT" in the Consolidated Statement of Assets and Liabilities, respectively.
Common Stock held by FSAM and Principals

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of June 30, 2017, a subsidiary of FSAM held 8,399,520 shares of the Company's common stock, which represents approximately 6.0% of the Company's common stock outstanding.
Leonard M. Tannenbaum, a holder of greater than 10% of the Company’s common stock, purchased shares of the Company’s common stock on March 9, 2017 and March 10, 2017 at prices less than or equal to $4.40 per share that were matchable under Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent of 242,289 shares, with his sale of an aggregate of 242,289 shares of the Company’s common stock at prices ranging from $5.55 to $5.61 per share that occurred between December 13, 2016 and December 29, 2016. Upon settlement of the trades, Mr. Tannenbaum paid to the Company $0.3 million, representing the full amount of the profit realized in connection with the short-swing transaction, less transaction costs. The Company recorded this transaction as capital contributions from stockholders on the Consolidated Statements of Changes in Net Assets. As of June 30, 2017, Mr. Tannenbaum directly and indirectly held 18,644,899 shares of the Company's common stock, which represents approximately 13.2% of the Company's common stock outstanding.

Note 12. Financial Highlights

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Net asset value at beginning of period	$7.23	$8.33	$7.97	$9.00
Net investment income (4)	0.14	0.20	0.43	0.55
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.09)	0.07	0.13	(0.50)
Net realized loss on investments and secured borrowings (4)	(0.09)	(0.31)	(1.07)	(0.46)
Distributions to stockholders (4)	(0.02)	(0.18)	(0.34)	(0.54)
Net issuance/repurchases of common stock (4)	—	0.04	0.05	0.10
Net asset value at end of period	$7.17	$8.15	$7.17	$8.15
Per share market value at beginning of period	$4.62	$5.02	$5.81	$6.17
Per share market value at end of period	$4.86	$4.85	$4.86	$4.85
Total return (1)	5.63%	0.03%	(10.50)%	(13.28)%
Common shares outstanding at beginning of period	140,960,651	147,183,608	143,258,785	150,262,924
Common shares outstanding at end of period	140,960,651	145,304,222	140,960,651	145,304,222
Net assets at beginning of period	$1,019,626	$1,225,974	$1,142,288	$1,353,094
Net assets at end of period	$1,010,750	$1,184,376	$1,010,750	$1,184,376
Average net assets (2)	$1,016,037	$1,200,712	$1,043,283	$1,251,406
Ratio of net investment income to average net assets (5)	7.65%	9.72%	7.84%	8.63%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery) (5)	10.10%	18.07%	10.57%	13.52%
Ratio of net expenses to average net assets (5)	10.08%	11.66%	10.39%	11.46%
Ratio of portfolio turnover to average investments at fair value	8.67%	4.34%	19.68%	17.24%
Weighted average outstanding debt (3)	$905,994	$1,192,572	$1,032,076	$1,177,606
Average debt per share (4)	$6.43	$8.19	$7.29	$7.94
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2017 and June 30, 2016, the Company did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2017, the Company recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes.
As of June 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.1 million and $252.4 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2017 and June 30, 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For the three and nine months ended June 30, 2017, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.5 million and $75.7 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2017 and June 30, 2016, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three and nine months ended June 30, 2017 and June 30, 2016, the Company recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2017, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.2 million and $87.5 million, respectively.

Note 15. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of June 30, 2017, secured borrowings at fair value totaled $13.6 million and the fair value of the investment that is associated with these secured borrowings was $47.0 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the nine months ended June 30, 2017 and June 30, 2016, there were $5.1 million and $2.5 million of net repayments on secured borrowings, respectively.
For the nine months ended June 30, 2017 and June 30, 2016, the secured borrowings bore interest at a weighted average interest rate of 8.09% and 7.23%, respectively. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0.3 million and $0.9 million, respectively, related to the secured borrowings. For the three and nine months ended June 30, 2016, the Company recorded interest expense of $0.4 million and $1.1 million, respectively, related to the secured borrowings.
As of June 30, 2017, there were $13.8 million of secured borrowings outstanding, which had a fair value of $13.6 million.

Note 16. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of the Investment Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previous disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and FSFR, (v)

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.
Legal Costs
In connection with previously disclosed litigation, the Company incurred professional fees of $0.1 million during the nine months ended June 30, 2017, respectively, and received insurance reimbursements related to previously incurred professional fees of $1.3 million during the nine months ended June 30, 2017. The Company incurred professional fees of $0.5 million and $9.7 million during the three and nine months ended June 30, 2016, respectively, and received insurance reimbursements during each of the three and nine months ended June 30, 2016 of $0.1 million, respectively. FSAM may seek indemnification under the Investment Advisory Agreement with respect to any losses and expenses it may incur in connection with these lawsuits.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of June 30, 2017, the Company's only off-balance sheet arrangements consisted of $147.7 million of unfunded commitments, which was comprised of $133.9 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $12.5 million related to unfunded limited partnership interests. As of September 30, 2016, the Company's only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of its portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of June 30, 2017 and September 30, 2016 is shown in the table below:

	June 30, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
TigerText, Inc.	15,000	10,000
P2 Upstream Acquisition Co.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,855	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
Baart Programs, Inc.	4,762	4,762
Traffic Solutions Holdings, Inc.	4,732	2,682
Eagle Hospital Physicians, Inc.	4,667	2,753
Refac Optical Group	4,480	6,400
OBHG Management Services, LLC	3,836	3,836
Metamorph US 3, LLC	3,675	3,675
Keypath Education, Inc. (formerly Adventure Interactive, Corp.)	3,000	4,846
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,426	2,054
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
SPC Partners VI, L.P. (limited partnership interest)	2,000	—

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accruent, LLC	1,900	1,900
TransTrade Operators, Inc.	1,568	424
Senior Loan Fund JV 1, LLC	1,328	14,065
My Alarm Center, LLC	1,186	2,940
Garretson Firm Resolution Group, Inc.	1,066	1,066
Webster Capital III, L.P. (limited partnership)	1,043	1,013
Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Ministry Brands, LLC	1,000	15,000
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	986	813
Riverside Fund IV, LP (limited partnership interest)	781	544
ExamSoft Worldwide, Inc.	750	2,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
RCP Direct II, LP (limited partnership interest)	553	654
Riverside Fund V, LP (limited partnership interest)	548	853
Tailwind Capital Partners II, L.P. (limited partnership interest)	512	1,005
RCP Direct, LP (limited partnership interest)	483	236
L Squared Capital Partners (limited partnership interest)	333	308
SPC Partners V, L.P. (limited partnership interest)	312	602
Cenegenics, LLC	297	1,001
Sterling Capital Partners IV, L.P. (limited partnership interest)	219	485
Milestone Partners IV, LP (limited partnership interest)	216	261
ACON Equity Partners III, LP (limited partnership interest)	199	204
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	129	177
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
First American Payment Systems, LP	—	3,000
Edmentum, Inc.	—	2,664
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
Total	$147,717	$215,651

Note 17. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the nine months ended June 30, 2017 except as discussed below:
Asset Purchase Agreement
On July 13, 2017, the Investment Adviser entered into an asset purchase agreement (the “Purchase Agreement”), with Oaktree Capital Management, L.P. (“Oaktree”) and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P. Upon closing of the transactions contemplated by the Purchase Agreement (the “Transaction”), Oaktree would become the investment adviser to each of the Company and Fifth Street Senior Floating Rate Corp. (“FSFR”) and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the 1940 Act of the current investment advisory agreement between the Company and the Investment Adviser and, as a result, its immediate termination.
The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between the Company and Oaktree by the Company’s stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSFR; (iii) the election to the Company’s Board of Directors of five new directors by the Company’s stockholders; (iv) the election to the board of directors of FSFR of five new directors by FSFR’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals. The Company has scheduled a special meeting of its stockholders for September 7, 2017 to consider a proposal to approve a new investment advisory agreement between the Company and Oaktree and, contingent upon approval of such proposal, the election of five new director nominees to the Company’s board of directors. Beneficial owners holding approximately 19.2% of the Company’s outstanding stock, including Leonard M.

FIFTH STREET FINANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Tannenbaum, the chief executive officer of the Investment Adviser, and a subsidiary of FSAM have agreed to vote in favor of the proposals at the special meeting and take certain other actions at the direction of Oaktree.
In connection with the Transaction and due to a closing condition related to the election of five new directors, on July 13, 2017, each of Messrs. Bernard D. Berman, James Castro-Blanco, Brian S. Dunn, Alexander C. Frank, Byron J. Haney and Douglas F. Ray executed resignation letters pursuant to which each will resign as a member of the Company’s Board of Directors contingent upon and effective as of the closing of the Transaction. In addition, each of Mr. Berman, the Company’s Chief Executive Officer, Mr. Steven Noreika, the Company’s Chief Financial Officer, and Ms. Kerry Acocella, the Company’s Secretary and Chief Compliance Officer, is expected to resign from his or her respective roles as officers of the Company effective upon closing of the Transaction.
In connection with the Transaction, each of the Company and Kemper, in their capacity as members of SLF JV I, consented to the assignment by FSC CT of the administrative and loan services agreement between SLF JV I and FSC CT to Oaktree Fund Administration, LLC, an affiliate of Oaktree, effective upon the closing of the Transaction.
ING Amendment
In connection with the Transaction, on July 14, 2017, the Company entered into an amendment (the “ING Amendment”) to the ING facility that amends the ING Credit Agreement. Under the ING Amendment, the ING facility now contemplates the appointment of Oaktree as the Company’s investment adviser; the covenant regarding minimum shareholders’ equity under the ING Credit Agreement was reduced from the greater of 40% of assets or $978 million to the greater of 40% of assets or $900 million, the consolidated interest coverage ratio was reduced from 2.50 to 1.0 to 2.25 to 1.0, a new minimum net worth covenant of $750 million was added; the lenders' commitments were reduced to $525 million and the revolving period was extended to January 31, 2018. The stated maturity date of the ING facility was not extended by the ING Amendment and remains August 6, 2018.
Sumitomo Amendment
In connection with the Transaction, on July 13, 2017, the Company entered into a waiver and amendment (the “SMBC Amendment”) to the Sumitomo facility, pursuant to which the stated maturity date of the Sumitomo facility was changed from September 16, 2021 to the earlier of (a) August 6, 2018 and (b) the date on which the ING facility is repaid, refinanced or terminated. In addition, under the SMBC Amendment, SMBC has agreed to waive the occurrence of the change of control under the Sumitomo facility and certain possible events of default that would result from the closing of the Transaction, including the proposed appointment of Oaktree as the Company’s investment adviser, for a definite period of time, commencing on the date of the SMBC Amendment and ending on the earlier of January 1, 2018 and the date on which the Purchase Agreement is terminated or ceases to be effective.

Schedule 12-14
Fifth Street Finance Corp.
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Nine months ended June 30, 2017
(unaudited)

Portfolio Company/Type of Investment (1)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017
Control Investments
Traffic Solutions Holdings, Inc.
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	$3,151	$36,328	$985	$(845)	$36,468
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	98	2,800	760	(2,810)	750
LC Facility, 6% cash due 4/1/2021	172	3,518	12	(12)	3,518
746,114 Series A Preferred Units	1,471	20,094	3,201	(161)	23,134
746,114 Common Stock Units	—	—	2,284	—	2,284
TransTrade Operators, Inc.
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017	8	7,046	644	(2,160)	5,530
First Lien Revolver, 8% cash due 12/31/2017	—	—	2,505	(2,505)	—
First Star Aviation, LLC (6)
10,104,401 Common Units	—	2,413	87	(2,500)	—
First Star Speir Aviation 1 Limited (6)
First Lien Term Loan, 9% cash due 12/15/2020	2,060	54,214	2,068	(16,189)	40,093
2,058,411.64 Common Units	—	2,839	—	(2,839)	—
First Star Bermuda Aviation Limited (6)
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018	729	11,851	138	(121)	11,868
4,293,756 Common Units	—	5,729	(455)	(3,464)	1,810
Eagle Hospital Physicians, LLC
First Lien Term Loan A, 8% PIK due 4/30/2017	571	13,875	1,058	(14,933)	—
First Lien Term Loan B, 8.1% PIK due 4/30/2017	81	3,887	4,189	(8,076)	—
First Lien Revolver, 8% cash due 4/30/2017	183	1,913	2,185	(4,098)	—
4,100,000 Class A Common Units	—	7,421	4,100	(11,521)	—
Earn-out	—	—	7,851	—	7,851
Senior Loan Fund JV I, LLC (5)
Subordinated Notes, LIBOR+8% cash due 5/2/2021	2,859	129,004	16,546	(145,550)	—
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	3,465	—	101,030	—	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC	1,978	—	26,642	—	26,642
87.5% LLC equity interest	1,050	13,708	433	(906)	13,235
Express Group Holdings LLC
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	(110)	1,193	12,073	(13,266)	—
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019	(2)	6,090	5,211	(11,301)	—
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	106	3,000	—	(3,000)	—
14,033,391 Series B Preferred Units	—	—	3,982	(3,982)	—
280,668 Series A Preferred Units	—	—	1,593	(1,593)	—
1,456,344 Common Units	—	—	—	—	—
Ameritox Ltd.
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	2,435	31,039	9,151	(82)	40,108
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC	—	15,437	1,424	(2,667)	14,194
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC	—	1,755	162	(1,917)	—
4,930.03 Common Units in Ameritox Holdings II, LLC	—	13,113	—	(13,113)	—

New IPT, Inc.
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	$72	$—	$4,107	$—	$4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	46	—	2,504	—	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	21	—	1,009	—	1,009
50.087 Class A Common Units in New IPT Holdings, LLC	—	—	—	—	—
AdVenture Interactive, Corp.
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	—	—	—	—	—
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	—	—	—	—	—
9,073 shares of common stock	—	—	24,258	(10,648)	13,610
Keypath Education, Inc.
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	412	—	19,960	—	19,960
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	4	—	—	—	—
9,073 Class A Units in FS AVI Holdco, LLC	—	—	10,648	—	10,648
Total Control Investments	$20,860	$388,267	$272,345	$(280,259)	$380,353

Affiliate Investments
Caregiver Services, Inc.
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019	873	9,549	156	(116)	9,589
1,080,399 shares of Series A Preferred Stock	—	4,079	—	(1,550)	2,529
AmBath/ReBath Holdings, Inc.
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018	3,422	24,268	818	(1,806)	23,280
4,668,788 shares of Preferred Stock	—	1,873	349	(271)	1,951
Total Affiliate Investments	$4,295	$39,769	$1,323	$(3,743)	$37,349
Total Control & Affiliate Investments	$25,155	$428,036	$273,668	$(284,002)	$417,702

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
Nine months ended June 30, 2016 (unaudited)

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

•
the timing of any assignment of the current investment advisory agreement with Fifth Street Management LLC, or the Investment Adviser, and whether and when the new investment advisory agreement with Oaktree Capital Management, L.P., or Oaktree, will become effective;

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

We are externally managed by the Investment Adviser, a subsidiary of Fifth Street Asset Management Inc., or FSAM, a publicly traded alternative asset manager, pursuant to an investment advisory agreement. FSC CT LLC, or FSC CT, a subsidiary of the Investment Adviser, also provides certain administrative and other services necessary for us to operate.
Asset Purchase Agreement
On July 13, 2017, the Investment Adviser, entered into an asset purchase agreement, or the Purchase Agreement, with Oaktree and, for certain limited purposes, FSAM, the indirect, partial owner of the Investment Adviser, and Fifth Street Holdings L.P. Upon closing of the transactions contemplated by the Purchase Agreement, or the Transaction, Oaktree would become the investment adviser to each of us and Fifth Street Senior Floating Rate Corp., or FSFR, and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the 1940 Act of the current investment advisory agreement between us and the Investment Adviser and, as a result, its immediate termination.
The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between us and Oaktree by our stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSFR; (iii) the election to our Board of Directors of five new directors by our stockholders; (iv) the election to the board of directors of FSFR of five new directors by FSFR’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals. We have scheduled a special meeting of our stockholders for September 7, 2017 to consider a proposal to approve a new investment advisory agreement between us and Oaktree and, contingent upon approval of such proposal, the election of five new director nominees to our board of directors. Beneficial owners holding approximately 19.2% of our outstanding stock, including Leonard M. Tannenbaum, the chief executive officer of the Investment Adviser, and a subsidiary of FSAM have agreed to vote in favor of the proposals at the special meeting and take certain other actions at the direction of Oaktree.
In connection with the Transaction, on July 13, 2017, each of Messrs. Bernard D. Berman, James Castro-Blanco, Brian S. Dunn, Alexander C. Frank, Byron J. Haney and Douglas F. Ray executed resignation letters pursuant to which each will resign as a member of our Board of Directors contingent upon and effective as of the closing of the Transaction. In addition, each of Mr. Berman, our Chief Executive Officer, Mr. Steven Noreika, our Chief Financial Officer, and Ms. Kerry Acocella, our Secretary and Chief Compliance Officer, is expected to resign from his or her respective roles as officers of us effective upon closing of the Transaction.
In connection with the Transaction, we and Kemper, in our capacity as members of SLF JV I, consented to the assignment by FSC CT of the administrative and loan services agreement between SLF JV I and FSC CT to Oaktree Fund Administration, LLC, an affiliate of Oaktree, effective upon the closing of the Transaction.

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

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of our investments at June 30, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter. As of June 30, 2017, 67.3% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. Typically, a higher percentage of our portfolio is valued by independent valuation firms in our fiscal fourth quarter due to additional year-end procedures. However, our Board of Directors is ultimately and solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2014	78.5%
As of March 31, 2015	72.9%
As of June 30, 2015	73.1%
As of September 30, 2015	88.3%
As of December 31, 2015	77.1%
As of March 31, 2016	69.2%
As of June 30, 2016	67.8%
As of September 30, 2016	89.8%
As of December 31, 2016	69.4%
As of March 31, 2017	68.6%
As of June 30, 2017	67.3%
As of June 30, 2017 and September 30, 2016, approximately 91.0% and 92.4%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management’s judgment, are likely to continue timely payment of their remaining interest. As of June 30, 2017, there were seven investments on which we had stopped accruing cash and/or payment in kind, or PIK interest or OID income.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of June 30, 2017, we had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment.
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
To maintain our status as a RIC, income from PIK interest must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $67.6 million, or 3.8%, of the fair value of our portfolio of investments as of June 30, 2017 and $62.6 million, or 2.9%, of fair value as of September 30, 2016. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
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
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	June 30, 2017	September 30, 2016
Cost:
Senior secured debt	74.06%	78.36%
Subordinated debt	8.59	7.49
Debt investments in SLF JV I	6.76	6.34
LLC equity interests of SLF JV I	0.86	0.70
Purchased equity	5.75	3.61
Equity grants	2.58	2.40
Limited partnership interests	1.40	1.10
Total	100.00%	100.00%

	June 30, 2017	September 30, 2016
Fair value:
Senior secured debt	74.10%	78.02%
Subordinated debt	8.20	7.22
Debt investments in SLF JV I	7.13	5.96
LLC equity interests of SLF JV I	0.74	0.63
Purchased equity	7.11	5.27
Equity grants	1.19	1.86
Limited partnership interests	1.53	1.04
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	June 30, 2017	September 30, 2016
Cost:
Internet software & services	14.43%	15.79%
Healthcare services	12.12	16.61
Multi-sector holdings	9.02	7.80
Healthcare equipment	5.27	5.24
Advertising	4.48	7.47
Data processing & outsourced services	4.12	3.68
Pharmaceuticals	4.01	2.61
Construction & engineering	3.49	2.90
Research & consulting services	3.34	2.76
Diversified support services	3.21	3.73
Specialty stores	3.11	2.04
Environmental & facilities services	2.94	4.34
Industrial machinery	2.93	2.04
Education services	2.78	1.03
Application software	2.72	2.13
Airlines	2.64	3.11
IT consulting & other services	1.93	2.27
Leisure facilities	1.81	1.49
Integrated telecommunication services	1.72	2.47
Air freight and logistics	1.71	1.39
Consumer electronics	1.60	1.09
Security & alarm services	1.52	0.59
Casinos & gaming	1.28	—
Home improvement retail	1.23	1.07
Auto parts & equipment	1.21	0.73
Other diversified financial services	0.67	0.65
Hypermarkets & super centers	0.64	—
Food distributors	0.63	0.52
Oil & gas equipment services	0.40	2.00
Thrift & mortgage finance	0.40	0.35
Computer & electronics retail	0.34	—
Multi-utilities	0.33	—
Commercial printing	0.32	0.27
Precious metals & minerals	0.29	—
Tobacco	0.28	—
Apparel, accessories & luxury goods	0.27	0.69
Restaurants	0.26	0.22
Food retail	0.22	0.18
Specialized finance	0.17	—
Oil & gas exploration & production	0.16	—
Specialized consumer services	—	0.39
Healthcare technology	—	0.35
Total	100.00%	100.00%

	June 30, 2017	September 30, 2016
Fair value:
Internet software & services	15.05%	15.06%
Healthcare services	10.49	16.67
Multi-sector holdings	9.45	7.37
Advertising	4.83	6.90
Healthcare equipment	4.50	5.58
Pharmaceuticals	4.32	2.79
Data processing & outsourced services	4.19	3.71
Construction & engineering	3.69	2.90
Research & consulting services	3.60	2.93
Industrial machinery	3.36	2.38
Specialty stores	3.23	2.09
Environmental & facilities services	3.18	4.66
Airlines	3.00	3.56
Application software	2.96	2.35
Education services	2.40	0.91
IT consulting & other services	2.10	2.38
Leisure facilities	1.98	1.59
Integrated telecommunication services	1.80	2.45
Auto parts & equipment	1.74	0.86
Consumer electronics	1.72	1.16
Security & alarm services	1.48	0.64
Diversified support services	1.42	3.50
Home improvement retail	1.41	1.21
Casinos & gaming	1.35	0.00
Leisure products	0.98	1.62
Other diversified financial services	0.67	0.68
Hypermarkets & super centers	0.65	—
Food distributors	0.65	0.53
Oil & gas equipment services	0.43	0.78
Thrift & mortgage finance	0.37	0.27
Computer & electronics retail	0.37	—
Multi-utilities	0.35	—
Commercial printing	0.34	0.28
Air freight and logistics	0.31	0.33
Precious metals & minerals	0.30	—
Tobacco	0.29	—
Restaurants	0.28	0.23
Food retail	0.24	0.19
Specialized finance	0.18	—
Apparel, accessories & luxury goods	0.18	0.68
Oil & gas exploration & production	0.16	—
Specialized consumer services	—	0.42
Healthcare technology	—	0.34
Total	100.00%	100.00%

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

The following table shows the distribution of our debt investments on the 1 to 4 investment ranking scale at fair value as of June 30, 2017 and September 30, 2016:

Investment Ranking	June 30, 2017				September 30, 2016 (2)
	Fair Value	% of Portfolio	Leverage Ratio		Fair Value	% of Portfolio	Leverage Ratio
1	$16,258	1.02%	NM	(1)	$38,172	1.94%	3.47
2	1,426,008	89.05	4.24		1,792,896	90.79	4.51
3	100,127	6.25	NM	(1)	41,163	2.08	NM	(1)
4	58,971	3.68	NM	(1)	102,581	5.19	NM	(1)
Total	$1,601,364	100.00%	4.24		$1,974,812	100.00%	4.49
 ___________________

(1)	Due to operating performance this ratio is not measurable and, as a result, is excluded from the total portfolio calculation.

(2)
Beginning as of December 31, 2016, we have revised our investment ranking scale to include only debt investments. Accordingly, in order to make the table comparative, we revised the investment ranking table as of September 30, 2016 to exclude equity investments.

We may from time to time modify the payment terms of our debt investments, either in response to current economic conditions and their impact on certain of our portfolio companies or in accordance with tier pricing provisions in certain loan agreements. As of June 30, 2017, we had modified the payment terms of our debt investments in 12 portfolio companies. Such modified terms may include increased PIK interest provisions and reduced cash interest rates. These modifications, and any future modifications to our loan agreements, may limit the amount of interest income that we recognize from the modified investments, which may, in turn, limit our ability to make distributions to our stockholders.
Loans and Debt Securities on Non-Accrual Status
As of June 30, 2017, there were seven investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of June 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income.

The percentages of our debt investments at cost and fair value by accrual status as of June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017				September 30, 2016				June 30, 2016
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,499,457	88.73%	$1,512,089	94.43%	$1,890,606	89.80%	$1,854,228	93.89%	$2,104,327	95.19%	$2,042,055	99.24%
PIK non-accrual (1)	72,650	4.30	43,134	2.69	40,187	1.91	31,548	1.60	66,579	3.01	5,550	0.27
Cash non-accrual (2)	117,832	6.97	46,141	2.88	174,629	8.29	89,036	4.51	39,829	1.80	9,993	0.49
Total	$1,689,939	100.00%	$1,601,364	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,210,735	100.00%	$2,057,598	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of June 30, 2017, September 30, 2016 and June 30, 2016 was as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Phoenix Brands Merger Sub LLC - subordinated term loan (2)	—	—	PIK non-accrual (1)
JTC Education, Inc. (2)	—	—	Cash non-accrual (1)
Answers Corporation (3)(4)	—	Cash non-accrual (1)	PIK non-accrual (1)
QuorumLabs, Inc. (2)	—	—	Cash non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	PIK non-accrual (1)	Cash non-accrual (1)	Cash non-accrual (1)
Express Group Holdings LLC (4)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (5)	—	Cash non-accrual (1)	—
ERS Acquisition Corp.	Cash non-accrual (1)	PIK non-accrual (1)	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Metamorph US 3, LLC	PIK non-accrual (1)	—	—
Cenegenics, LLC	PIK non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	The Company no longer held this investment as of June 30, 2017 and September 30, 2016.

(3)	As of June 30, 2016, only the second lien term loan was on PIK non-accrual. As of September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual.

(4)	The Company no longer held this investment as of June 30, 2017.

(5)
In March 2017, the Company restructured its investment in AdVenture Interactive, Corp. As part of the restructuring, the Company exchanged a portion of its debt securities for equity securities in the restructured entity.

Income non-accrual amounts for the three and nine months ended June 30, 2017 and June 30, 2016 are presented in the following table. Income non-accrual amounts may include amounts for investments that were no longer held at the end of the period.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Cash interest income	$2,708	$2,082	$13,321	$6,999
PIK interest income	2,345	1,713	6,969	5,176
OID income	7	6,987	154	20,971
Total	$5,060	$10,782	$20,444	$33,146

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative from us and one representative of Kemper (with approval from a representative of each required). As of June 30, 2017 and September 30, 2016, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests. As of June 30, 2017 and September 30, 2016, we owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
SLF JV I has a $200.0 million senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank I facility, with a maturity date of July 1, 2019. Borrowings under the Deutsche Bank I facility bear interest at a rate equal to LIBOR plus 2.50% per annum. $100.0 million was outstanding under this facility as of each of June 30, 2017 and September 30, 2016.
SLF JV I also has an additional $200.0 million credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank II facility, bringing SLF JV I’s total debt capacity to $400.0 million. Prior to June 29, 2017, this credit facility was with Credit Suisse AG, Cayman Islands Branch. On June 29, 2017, this credit facility was assigned to Deutsche Bank AG, New York Branch. The Deutsche Bank II facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. There was $48.6 million and $67.0 million outstanding under this facility as of June 30, 2017 and September 30, 2016, respectively.
Borrowings under the Deutsche Bank I facility and Deutsche Bank II facility are secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our noncontrolling interest in SLF JV I.
As of June 30, 2017 and September 30, 2016, SLF JV I had total assets of $322.0 million. As of June 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $13.2 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of approximately $101.0 million and $26.6 million, at fair value, respectively. As of September 30, 2016, our investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring of our and Kemper’s investment in SLF JV I, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility and Deutsche Bank II facility described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle market and other corporate debt securities of 37 and 37 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of June 30, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
As of June 30, 2017 and September 30, 2016, we and Kemper had funded approximately $184.8 million and $183.9 million, respectively, to SLF JV I, of which $161.7 million and $160.9 million, respectively, was from us. As of September 30, 2016, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.0 million was unfunded. As of June 30, 2017, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of June 30, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Senior secured loans (1)	$279,232	$324,406
Weighted average interest rate on senior secured loans (2)	7.65%	7.84%
Number of borrowers in SLF JV I	37	37
Largest exposure to a single borrower (1)	$18,497	$19,775
Total of five largest loan exposures to borrowers (1)	$83,288	$93,926
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of June 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	9,073 Common Stock Shares				$1,088	$1,391
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	$7,000	7,060	7,031
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6,024	6,024	6,024
		301,913.06 Class B Preferred Units				302	—
		928.96 Class A Common Units				5,474	—
Total Ameritox, Ltd.					6,024	11,800	6,024
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	15,356	15,244	15,317
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	5,000	5,006	4,858
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	11,182	11,062	11,280
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2024	LIBOR+5.5% (1% floor)	10,723	10,465	10,556
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	4,524	4,542	4,547
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9,339	9,376	9,426
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	6,982	7,017	6,982
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	10,600	10,602	10,571
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	18,497	18,282	18,646
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/1/2024	LIBOR+4.5% (1% floor)	5,000	4,976	5,041
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	4,925	4,889	4,886
Keypath Education, Inc. (3)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	2,040	2,040	2,040
		9,073 Class A Units in FS AVI Holdco, LLC			—	1,390	1,088
					2,040	3,430	3,128
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	5,875	5,855	5,831
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9,000	9,011	8,947
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9,000	8,940	8,947

Total InMotion Entertainment Group, LLC					18,000	17,951	17,894
Portfolio Company (4)	Industry	Investment Type	Maturity Date	Current Interest Rate (1)	Principal	Cost	Fair Value (2)
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	18,404	18,383	18,348
Lytx, Inc (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	7,921	7,921	8,157
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor)	9,996	9,730	5,732
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	4,361	4,307	4,340
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	3,000	2,996	3,060
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	4,703	4,694	4,797
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	1,297	1,291	1,323
Total My Alarm Center, LLC					9,000	8,981	9,180
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	4,975	4,940	4,993
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	1,094	1,094	1,094
		21.876 Class A Common Units			—	—	—
Total New IPT, Inc.					2,888	2,888	2,888
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6,134	6,076	5,939
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	10,896	10,901	10,816
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	5,136	5,110	5,133
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	2,484	2,436	2,478
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	10/1/2021	LIBOR+4% (1% floor)	6,982	7,102	7,060
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	8,616	8,586	8,638
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+4.5% (1% floor)	6,959	6,813	7,006
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	3,591	3,574	3,616
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	13,031	12,887	13,147
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	2,660	2,641	2,620
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9,004	8,973	8,914
					$279,232	$286,021	$277,567
__________________
(1) Represents the current interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of June 30, 2017 utilizing a similar approach as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I as of June 30, 2017.
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
(3) This investment is held by both us and SLF JV I as of September 30, 2016.
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
The cost and fair value of the subordinated notes of SLF JV I held by us was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $3.1 million and $8.8 million on its investments in these notes for the three and nine months ended June 30, 2016, respectively. The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us was $101.0 million as of June 30, 2017. We earned interest of $1.7 million and $3.9 million on its investments in these notes for the three and nine months ended June 30, 2017, respectively. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us was $26.6 million as of June 30, 2017. We earned PIK interest of $1.0 million and $2.0 million on our investments in these notes for the three and nine months ended June 30, 2017, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $13.2 million, respectively, as of June 30, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. We earned dividend income of $0.4 million and $1.1 million for the three and nine months ended June 30, 2017, with respect to our LLC equity interests. We earned dividend income of $1.6 million and $4.4 million for the three and nine months ended June 30, 2016, respectively, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and June 30, 2016:

	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost June 30, 2017: $286,021; cost September 30, 2016: $327,720)	$277,567	$315,153
Receivables from secured financing arrangements at fair value (cost June 30, 2017: $9,766; cost September 30, 2016: $10,014)	9,594	9,672
Cash and cash equivalents	26,687	1,878
Restricted cash	3,959	7,080
Other assets	4,195	4,700
Total assets	$322,002	$338,483

Senior credit facilities payable	$148,553	$167,012
Debt securities payable at fair value (proceeds June 30, 2017: $145,910; proceeds September 30, 2016: $165,533)	145,910	147,433
Other liabilities	12,413	8,371
Total liabilities	$306,876	$322,816
Members' equity	15,126	15,667
Total liabilities and members' equity	$322,002	$338,483

	Three months ended June 30, 2017	Three months ended June 30, 2016	Nine months ended June 30, 2017	Nine months ended June 30, 2016
Selected Statements of Operations Information:
Interest income	$5,489	$7,855	$17,945	$22,722
Other income	61	36	389	472
Total investment income	5,550	7,891	18,334	23,194
Interest expense	5,348	6,085	16,720	17,163
Other expenses	84	120	579	364
Total expenses (1)	5,432	6,205	17,299	17,527
Net unrealized appreciation (depreciation)	(769)	7,446	(13,816)	5,774
Net realized gain (loss)	16	(7,755)	13,350	—
Net income (loss)	$(635)	$1,377	$569	$11,441
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under ASC Topic 825 — Financial Instruments, or ASC 825. The debt securities are valued based on the total assets less the liabilities senior to the mezzanine notes of SLF JV 1 under the enterprise value approach.
During the three months ended June 30, 2017, we did not sell any senior secured debt investments to SLF JV I. During the nine months ended June 30, 2017, we sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. During the three months ended June 30, 2016, we sold $21.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $21.5 million cash consideration. We recognized a $0.1 million realized loss on these transactions. During the nine months ended June 30, 2016, we sold $91.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $84.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. We recognized a $0.9 million realized loss on these transactions.
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
Comparison of three and nine months ended June 30, 2017 and June 30, 2016
Total Investment Income
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
Total investment income for the three months ended June 30, 2017 and June 30, 2016 was $44.9 million and $64.0 million, respectively. For the three months ended June 30, 2017, this amount primarily consisted of $41.4 million of interest income from portfolio investments (which included $2.6 million of PIK interest) and $2.4 million of fee income. For the three months ended June 30, 2016, this amount primarily consisted of $53.2 million of interest income from portfolio investments (which included $3.5 million of PIK interest), $7.4 million of other income and $3.4 million of fee income.
Total investment income for the nine months ended June 30, 2017 and June 30, 2016 was $142.2 million and $188.7 million, respectively. For the nine months ended June 30, 2017, this amount primarily consisted of $129.9 million of interest income from portfolio investments (which included $9.0 million of PIK interest) and $8.8 million of fee income. For the nine months ended June 30, 2016, this amount primarily consisted of $160.1 million of interest income from portfolio investments (which included $10.0 million of PIK interest), $17.4 million of fee income and $11.2 million of other income.
Total investment income for the three and nine months ended June 30, 2017, as compared to the three and nine months ended June 30, 2016, decreased primarily due to lower interest income from a reduction in the size of our investment portfolio.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the three months ended June 30, 2017 and June 30, 2016 were $25.5 million and $34.9 million, respectively. Net expenses decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, by $9.4 million, or 26.9%, due primarily to a $6.5 million decrease in base management fees (net of waivers) and incentive fees paid to our Investment Adviser, which was attributable to a reduction in the size of our portfolio, a $1.9 million decrease in interest expense attributable to lower levels of outstanding debt in the current period and a $1.0 million decrease in professional fees due to the settlement of litigation matters.
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the nine months ended June 30, 2017 and June 30, 2016 were $81.0 million and $107.7 million, respectively. Net expenses decreased for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, by $26.6 million, or 24.7%, due primarily to a $12.2 million decrease in base management fees (net of waivers) and incentive fees paid to our Investment Adviser, which was attributable to a reduction in the size of our portfolio, a $10.9 million decrease in professional fees (net of insurance recoveries) due to the settlement of litigation matters and a $3.9 million decrease in interest expense attributable to lower levels of outstanding debt in the current period.
Net Investment Income
As a result of the $19.1 million decrease in total investment income and the $9.4 million decrease in net expenses, net investment income for the three months ended June 30, 2017 decreased by $9.7 million, or 33.4%, compared to the three months ended June 30, 2016.
As a result of the $46.5 million decrease in total investment income and the $26.6 million decrease in net expenses, net investment income for the nine months ended June 30, 2017 decreased by $19.8 million, or 24.5%, compared to the nine months ended June 30, 2016.
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

See Note 9 in the consolidated financial statements for more details regarding investment realization events for the nine months ended June 30, 2017 and June 30, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
See Note 9 in the consolidated financial statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the nine months ended June 30, 2017 and June 30, 2016.

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
For the nine months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of $25.7 million. During that period, we received $327.1 million of net cash from operating activities, primarily from $662.1 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $61.2 million of net investment income, partially offset by funding $400.3 million of investments and net revolvers. During the same period, net cash used by financing activities was $301.4 million, primarily consisting of $170.8 million of net repayments under our credit facilities, $65.3 million of repayments of borrowings under SBA debentures payable, $45.6 million of cash distributions paid to our stockholders, $14.8 million of repurchases of common stock under our stock repurchase program and DRIP, and $5.1 million of repayments of secured borrowings.
For the nine months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of $0.3 million. During that period, we received $81.8 million of net cash from operating activities, primarily from $657.5 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $81.0 million of net investment income, partially offset by funding $633.6 million of investments and net revolvers. During the same period, net cash used by financing activities was $82.1 million, primarily consisting of $115.0 million of repayments of our unsecured convertible notes, $75.4 million of cash distributions paid to our stockholders, $30.2 million of repurchases of common stock under our stock repurchase program and DRIP, and $2.5 million of repayments of secured borrowings, partially offset by $141.0 million of net borrowings under our credit facilities.
As of June 30, 2017, we had $158.7 million in cash and cash equivalents (including $15.1 million of restricted cash), portfolio investments (at fair value) of $1.8 billion, $8.2 million of interest, dividends and fees receivable, $23.7 million of net payables from unsettled transactions, $145.9 million of SBA debentures payable (net of unamortized financing costs), $345.5 million of borrowings outstanding under our credit facilities, $405.7 million of unsecured notes payable (net of unamortized financing costs), $13.6 million of secured borrowings (at fair value) and unfunded commitments of $147.7 million. As of June 30, 2017, included in restricted cash was $14.9 million that was held at U.S. Bank, National Association in connection with our credit facility with Sumitomo Mitsui Banking Corporation, or SMBC.
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

Other Sources of Liquidity
We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities pursuant to a shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock.
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
As a business development company, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the U.S. Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As of June 30, 2017, we were in compliance with this asset coverage requirement, as modified by our exemptive relief. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. To the extent we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, we cannot assure you that we will be able to do so on favorable terms, if at all.
We may from time to time be required to refinance previously issued debt securities upon their maturities. For example, we repaid in full our unsecured convertible notes on their maturity date of April 1, 2016. In order to fund this repayment, we utilized cash on hand and borrowings under our ING facility (as defined below).

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our dividend reinvestment plan, or DRIP, on our common stock since October 1, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.3 million	113,905	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125
August 7, 2017	December 15, 2017	December 29, 2017	0.125
 ______________

(1)	Shares were purchased on the open market and distributed.
On November 30, 2015, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $100 million in the aggregate of the outstanding shares of our common stock through November 30, 2016. During the three and nine months ended June 30, 2017, we did not repurchase any shares of our common stock under this common stock repurchase program. During the three months ended and nine months ended June 30, 2016, we repurchased 1,879,386 and 4,958,702 shares respectively, of our common stock for $10.0 million, and $25.1 million, respectively, net of commissions.
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the nine months ended June 30, 2017, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the new common stock repurchase program. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock under the new common stock repurchase program. As of June 30, 2017, there is no availability under the new common stock repurchase program to repurchase additional common stock.
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
As of June 30, 2017, FSMP IV had $75.0 million in regulatory capital and $73.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $72.3 million (net of unamortized financing costs) and a fair value of 68.4 million. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 million (net of unamortized financing costs) and a fair value of $131.0 million. These debentures bore interest at a weighted average interest rate of 3.215% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 2010	$73,000	3.215%	0.285%
As of June 30, 2017 and September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.6 million (net of unamortized financing costs) and $73.4 million, respectively. As of June 30, 2017 and September 30, 2016, the fair value of these debentures was $67.3 million and $67.5 million, respectively. These debentures bore interest at a weighted average interest rate of 2.835% (excluding the SBA annual charge), as follows:

Rate Fix Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 2013	$31,750	2.351%	0.804%
March 2014	43,250	3.191	0.804
As of June 30, 2017, the $148.0 million of SBA-guaranteed debentures held by the SBIC Subsidiaries carry a weighted average interest rate of 3.023% (excluding the SBA annual charge). During the nine months ended June 30, 2017, we repaid $65.3 million of the SBA-guaranteed debentures outstanding.
For the three and nine months ended June 30, 2017, we recorded aggregate interest expense of $1.4 million and $6.3 million, respectively, related to the SBA-guaranteed debentures of the SBIC subsidiaries. For the three and nine months ended June 30, 2016, we recorded aggregate interest expense of $2.3 million and $7.0 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This allows us increased flexibility under the 200% asset coverage test by permitting us, as of June 30, 2017, to borrow up to $148.0 million more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of June 30, 2017, except for assets that were funded through our SBIC subsidiaries and our investment in SLF JV I, substantially all of our assets were pledged as collateral under the ING facility or the Sumitomo facility (each as defined below).

We and our SBIC subsidiaries are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see "Item 1. Business — Regulation — Business Development Company Regulations" and "— Small Business Investment Company Regulations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ING Facility
On May 27, 2010, we entered into a secured syndicated revolving credit facility, or as subsequently amended, the ING facility, pursuant to a Senior Secured Revolving Credit Agreement, or the ING Credit Agreement, with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING facility provides that we may use the proceeds and letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The ING facility allows us to request letters of credit from ING Capital LLC, as the issuing bank.
As of June 30, 2017, the ING facility permitted up to $710 million of borrowings with an accordion feature allowing for future expansion of the facility up to a total of $800 million, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. As of June 30, 217, the period during which the Company may make and reinvest borrowings under the facility was scheduled to expire on August 6, 2017 and the maturity date of the facility is August 6, 2018. See "Recent Developments."
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
Pursuant to the ING Security Agreement, Holdings and Fund of Funds guaranteed the obligations under the ING Security Agreement, including our obligations to the lenders and the administrative agent under the ING Credit Agreement. Additionally, we pledged our entire equity interest in Holdings and Holdings pledged its entire equity interest in Fund of Funds to the collateral agent pursuant to the terms of the ING Security Agreement. None of our SBIC subsidiaries, Fifth Street Funding, LLC or Funding II (as defined below), is party to the ING facility and their respective assets have not been pledged in connection therewith.
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by us to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. As of June 30, 2017, we were in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
As of June 30, 2017, we had $301.5 million of borrowings outstanding under the ING facility, which had a fair value of $301.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.093% for the nine months ended June 30, 2017. For the three and nine months ended June 30, 2017, we recorded interest expense of $3.1 million and $10.5 million, respectively, related to the ING facility. For the three and nine months ended June 30, 2016, we recorded interest expense of $4.2 million and $10.6 million, respectively, related to the ING facility.
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
As of June 30, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements), and borrowings under the facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. As of June 30, 2017, the period during which we may make and reinvest borrowings under the facility will expire on September 16, 2017, and the maturity date of the facility is September 16, 2021. See "Recent Developments." As of June 30, 2017, the total availability under the Sumitomo facility was approximately $46.6 million, of which we had $2.6 million of remaining availability.
In connection with the Sumitomo facility, we entered into a Purchase and Sale Agreement with Funding II, pursuant to which we will sell to Funding II certain loan assets we have originated or acquired, or will originate or acquire.
The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and us to, among other things, (i) make representations and warranties regarding the collateral as well as each of our businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or us to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect our liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of June 30, 2017, we were in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the Sumitomo facility is subject to the satisfaction of certain conditions. We cannot be assured that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of June 30, 2017, we had $44.0 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $44.0 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.033% for the nine months ended June 30, 2017. For the three and nine months ended June 30, 2017, we recorded interest expense of $0.7 million and $1.9 million, respectively, related to the Sumitomo facility. For the three and nine months ended June 30, 2016, we recorded interest expense of $0.5 million and $1.4 million, respectively, related to the Sumitomo facility.
The Sumitomo facility does not require us to comply with significant financial covenants. The following table describes significant financial covenants, as of June 30, 2017, with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$978 million	$1,010 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.37:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.50:1	2.50:1	2.71:1
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Quarterly Report Form 10-Q for the three months ended June 30, 2017.
Convertible Notes
On April 12, 2011, we issued $152 million of convertible notes, or the Convertible Notes, including $2 million issued to Leonard M. Tannenbaum, our former Chief Executive Officer. The Convertible Notes were issued pursuant to an Indenture, dated April 12, 2011 or, the Indenture, between us and Deutsche Bank Trust Company Americas, as trustee, or the Trustee.
The Convertible Notes matured on April 1, 2016, or the Maturity Date, and we repaid in full the $115.0 million of outstanding Convertible Notes on the Maturity Date using cash on hand and borrowings under the ING facility.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2019 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. We may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require us to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the nine months ended June 30, 2017 and June 30, 2016, we did not repurchase any of the 2019 Notes in the open market.
For the three and nine months ended June 30, 2017, we recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes. For the three and nine months ended June 30, 2016, we recorded interest expense of $3.3 million and $10.0 million, respectively, related to the 2019 Notes.
As of June 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a fair value of $252.4 million.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61

(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. We may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2024 Notes surrendered for cancellation will be promptly canceled and will no longer be outstanding under the 2024 Notes Indenture. During the nine months ended June 30, 2017 and June 30, 2016, we did not repurchase any of the 2024 Notes in the open market.
For each of the three and nine months ended June 30, 2017, we recorded interest expense of $1.2 million and $3.5 million, respectively, related to the 2024 Notes.
As of June 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a fair value of $75.7 million.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the 2028 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. We may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any 2028 Notes surrendered for cancellation will be promptly canceled and will no longer be outstanding under the 2028 Notes Indenture. During the nine months ended June 30, 2017 and June 30, 2016, we did not repurchase any of the 2028 Notes in the open market.
For the three and nine months ended June 30, 2017, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes. For the three and nine months ended June 30, 2016, we recorded interest expense of $1.4 million and $4.1 million, respectively, related to the 2028 Notes.
As of June 30, 2017, there were $86.3 million 2028 Notes outstanding, which had a fair value of $87.5 million.
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
As of June 30, 2017, secured borrowings at fair value totaled $13.6 million and the fair value of the loan that is associated with these secured borrowings was $47.0 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the nine months ended June 30, 2017 and June 30, 2016, there were $5.1 million and $2.5 million of repayments on secured borrowings, respectively.
For the three and nine months ended June 30, 2017, we recorded interest expense of $0.3 million and $0.9 million, related to the secured borrowings. For the three and nine months ended June 30, 2016, we recorded interest expense of $0.4 million and $1.1 million, respectively, related to the secured borrowings.
As of June 30, 2017, there were $13.8 million of secured borrowings outstanding, which had a fair value of $13.6 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017, our only off-balance sheet arrangements consisted of $147.7 million of unfunded commitments, which was comprised of $133.9 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $12.5 million related to unfunded limited partnership interests. As of September 30, 2016, our only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of June 30, 2017 and September 30, 2016 is shown in the table below:

	June 30, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
TigerText, Inc.	15,000	10,000
P2 Upstream Acquisition Co.	10,000	10,000
Edge Fitness, LLC	8,353	8,353
BeyondTrust Software, Inc.	5,995	5,995
InMotion Entertainment Group, LLC	5,855	6,856
TIBCO Software, Inc.	5,800	5,800
Valet Merger Sub, Inc.	5,596	5,596
EOS Fitness Opco Holdings, LLC	5,000	5,000
Thing5, LLC	5,000	5,000
Baart Programs, Inc.	4,762	4,762
Traffic Solutions Holdings, Inc.	4,732	2,682
Eagle Hospital Physicians, Inc.	4,667	2,753
Refac Optical Group	4,480	6,400
OBHG Management Services, LLC	3,836	3,836
Metamorph US 3, LLC	3,675	3,675
Keypath Education, Inc. (formerly Adventure Interactive, Corp.)	3,000	4,846
WeddingWire, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,426	2,054
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
Accruent, LLC	1,900	1,900
TransTrade Operators, Inc.	1,568	424
Senior Loan Fund JV 1, LLC	1,328	14,065
My Alarm Center, LLC	1,186	2,940
Garretson Firm Resolution Group, Inc.	1,066	1,066
Webster Capital III, L.P. (limited partnership)	1,043	1,013
Baird Capital Partners V, LP (limited partnership interest)	1,006	—
Ministry Brands, LLC	1,000	15,000

Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	986	813
Riverside Fund IV, LP (limited partnership interest)	781	544
ExamSoft Worldwide, Inc.	750	2,000
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	581	476
RCP Direct II, LP (limited partnership interest)	553	654
Riverside Fund V, LP (limited partnership interest)	548	853
Tailwind Capital Partners II, L.P. (limited partnership interest)	512	1,005
RCP Direct, LP (limited partnership interest)	483	236
L Squared Capital Partners (limited partnership interest)	333	308
SPC Partners V, L.P. (limited partnership interest)	312	602
Cenegenics, LLC	297	1,001
Sterling Capital Partners IV, L.P. (limited partnership interest)	219	485
Milestone Partners IV, LP (limited partnership interest)	216	261
ACON Equity Partners III, LP (limited partnership interest)	199	204
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Riverlake Equity Partners II, LP (limited partnership interest)	129	177
Legalzoom.com, Inc.	—	15,427
RP Crown Parent, LLC	—	9,414
Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Discovery Practice Management, Inc.	—	3,958
First American Payment Systems, LP	—	3,000
Edmentum, Inc.	—	2,664
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
Total	$147,717	$215,651

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of June 30, 2017	Weighted average debt outstanding for the nine months ended June 30, 2017	Maximum debt outstanding for the nine months ended June 30, 2017
SBA debentures	$213,300	$148,000	$184,118	$213,300
ING facility	472,495	301,495	381,751	530,495
Sumitomo facility	43,800	44,000	40,115	44,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	18,929	13,810	14,842	18,929
Total debt	$1,159,774	$918,555	$1,032,076

The following table reflects our contractual obligations arising from the SBA debentures, the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of June 30, 2017
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
SBA debentures	$148,000	$—	$—	$73,000	$75,000
Interest due on SBA debentures	29,207	5,639	11,294	7,457	4,817
ING facility	301,495	—	301,495	—	—
Interest due on ING facility	11,564	10,552	1,012	—	—
Sumitomo facility (1)	44,000	—	—	44,000	—
Interest due on Sumitomo facility	5,985	1,419	2,839	1,727	—
Secured borrowings	13,810	—	13,810	—	—
Interest due on secured borrowings	454	454	—	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	20,335	12,188	8,147	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	32,341	4,406	8,813	8,813	10,309
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	57,271	5,283	10,566	10,566	30,856
Total	$1,075,712	$39,941	$607,976	$145,563	$282,232
 ___________
(1) In connection with the Transaction, on July 13, 2017, we entered into a waiver and amendment to the Sumitomo facility, pursuant to which the stated maturity date of the Sumitomo facility was changed from September 16, 2021 to the earlier of (a) August 6, 2018 and (b) the date on which the ING facility is repaid, refinanced or terminated. See "Recent Developments."
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from United States withholding tax when distributed to foreign stockholders. A regulated RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the three months ended December 31, 2016, March 31, 2017 and June 30, 2017.

Three Months Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
December 31, 2016	83.1%	—
March 31, 2017	83.1%	—
June 30, 2017	83.1%	—
Related Party Transactions
We have entered into an investment advisory agreement with our Investment Adviser. Messrs. Berman and Alexander C. Frank, each an interested member of our Board of Directors, have a direct or indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by FSAM. At a special meeting of stockholders held on March 20, 2017, our stockholders approved a fourth amended and restated investment advisory agreement by and between us and the Investment Adviser, which was subsequently executed by us and the Investment Adviser and was effective beginning with our fiscal quarter that commenced on January 1, 2017. The fourth amended and restated investment advisory agreement changes the structure of the subordinated incentive fee on income as described below. The other commercial terms of our existing investment advisory relationship with Investment Adviser remained unchanged. As of June 30, 2017, fees payable to our Investment Adviser pursuant to the investment advisory agreement equaled (a) a base management fee of 1.75% of the value of our gross assets, which includes any borrowings for investment purposes and excludes cash and cash equivalents, and (b) an incentive fee based on our performance. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
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
The investment advisory agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other. During the three and nine months ended June 30, 2017, we incurred fees of $11.3 million and $35.1 million, respectively, under the investment advisory agreement. While under no obligation to do so, for the three and nine months ended June 30, 2017 and June 30, 2016, the Investment Adviser voluntarily and irrevocably waived a portion of the base management fee relating to partial loan sales that did not qualify for true sale accounting, which resulted in a waiver of $0.1 million for each period.
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
Pursuant to the administration agreement with FSC CT, which is a wholly-owned subsidiary of our investment adviser, FSC CT furnishes us with the facilities, including our principal executive offices, and administrative services necessary to conduct our day-to-day operations, including equipment, clerical, bookkeeping and recordkeeping services at such facilities. In addition, FSC CT will assist us in connection with the determination and publishing of our net asset value, the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders. We pay FSC CT its allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the administration agreement, including a portion of the rent at market rates and the compensation of our chief financial officer and chief compliance officer and their respective staffs. The administration agreement may be terminated by either party without penalty upon no fewer than 60 days' written notice to the other. During the three months ended June 30, 2017 and June 30, 2016, we incurred expenses of $0.6 million and $1.0 million, respectively, under the administration agreement. During the nine months ended June 30, 2017 and June 30, 2016, we incurred expenses of $2.7 million and $3.4 million, respectively, under the administration agreement.
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
Common Stock held by FSAM and Principals
As of June 30, 2017, a subsidiary of FSAM held 8,399,520 shares of our common stock, which represents approximately 6.0% of our common stock outstanding.
Mr. Tannenbaum, a holder of greater than 10% of our common stock, purchased shares of our common stock on March 9, 2017 and March 10, 2017 at prices less than or equal to $4.40 per share that were matchable under Section 16(b) of the Securities Exchange Act of 1934, as amended, to the extent of 242,289 shares, with his sale of an aggregate of 242,289 shares of our common stock at prices ranging from $5.55 to $5.61 per share that occurred between December 13, 2016 and December 29, 2016. Upon settlement of the trades, Mr. Tannenbaum paid to us $0.3 million, representing the full amount of the profit realized in connection with the short-swing transaction, less transaction costs. As of June 30, 2017, Mr. Tannenbaum directly and indirectly held 18,644,899 shares of our common stock, which represents approximately 13.2% of our common stock outstanding.
Recent Developments
ING Amendment
In connection with the Transaction, on July 14, 2017, we entered into an amendment, or the ING Amendment, to the ING facility that amends the ING Credit Agreement. Under the ING Amendment, the ING facility now contemplates the appointment of Oaktree as our investment adviser; the covenant regarding minimum shareholders’ equity under the ING Credit Agreement was reduced from $978 million to $900 million, the consolidated interest coverage ratio was reduced from 2.50 to 1.0 to 2.25 to 1.0, a new minimum net worth covenant of $750 million was added and the lenders’ commitments were extended to January 31, 2018. The stated maturity date of the ING facility was not extended by the ING Amendment and remains August 6, 2018.
Sumitomo Amendment
In connection with the Transaction, on July 13, 2017, we entered into a waiver and amendment, or the SMBC Amendment, to the Sumitomo facility, pursuant to which the stated maturity date of the Sumitomo facility was changed from September 16, 2021 to the earlier of (a) August 6, 2018 and (b) the date on which the ING facility is repaid, refinanced or terminated. In addition, under the SMBC Amendment, SMBC has agreed to waive the occurrence of the change of control under the Sumitomo facility and certain possible events of default that would result from the closing of the Transaction, including the proposed appointment of Oaktree as our investment adviser, for a definite period of time, commencing on the date of the SMBC Amendment and ending on the earlier of January 1, 2018 and the date on which the Purchase Agreement is terminated or ceases to be effective.

Dividend Declaration
On February 6, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share, payable on December 29, 2017 to stockholders of record on December 15, 2017.
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
As of June 30, 2017, 79.5% of our debt investment portfolio (at fair value) and 78.2% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of June 30, 2017 and September 30, 2016 was as follows:

	June 30, 2017		September 30, 2016
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$301,772	23.71%	$271,484	16.98%
1% to under 2%	971,179	76.29	1,324,121	82.83
2% to under 3%	—	—	—	—
3% and over	—	—	3,000	0.19
Total	$1,272,951	100.00%	$1,598,605	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$60,800	$(17,600)	$43,200
400	48,600	(14,000)	34,600
300	36,400	(10,400)	26,000
200	24,200	(6,800)	17,400
100	12,000	(3,200)	8,800

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$92,822	$—	$130,362	$—
Prime rate	60,967	—	12,344	—
LIBOR
30 day	42,531	345,495	42,087	516,295
90 day	1,245,201	13,810	1,665,339	18,929
Fixed rate	375,352	559,250	408,136	624,550
Total	$1,816,873	$918,555	$2,258,268	$1,159,774

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

(b) Material Weakness in Internal Control over Financial Reporting

As of September 30, 2016, management has determined that the Company did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data. This material weakness remained as of June 30, 2017 primarily because the remediation actions described below remain in process.

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

(d) Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and Fifth Street Senior Floating Rate Corp., or FSFR. The subpoenas sought production of documents relating to a variety of issues, including those raised in an ordinary-course examination of the Investment Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and FSFR, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and FSFR, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The subpoenaed Fifth Street entities are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel.

Item 1A. Risk Factors
Except as described below, there have been no material changes during the three months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2016.

We cannot assure you the Transaction will close
On July 13, 2017, Fifth Street Management LLC, the Company’s investment adviser (the "Investment Adviser"), entered into an asset purchase agreement (the “Purchase Agreement”) with Oaktree Capital Management, L.P. (“Oaktree”) and, for certain limited purposes, Fifth Street Asset Management Inc. ("FSAM") and Fifth Street Holdings L.P.  Upon closing of the transactions contemplated by the Purchase Agreement (the “Transaction”), Oaktree would become the investment adviser to each of the Company and Fifth Street Senior Floating Rate Corp. ("FSFR") and Oaktree would pay gross cash consideration of $320 million to the Investment Adviser. The closing of the Transaction would result in an assignment for purposes of the Investment Company Act of 1940, as amended, of the current investment advisory agreement between the Company and the Investment Adviser and, as a result, its immediate termination.  The closing of the Transaction is conditioned on, among other things: (i) the approval of a new investment advisory agreement between the Company and Oaktree by the Company’s stockholders; (ii) the approval of a new investment advisory agreement by the stockholders of FSFR; (iii) the election to the Company’s Board of Directors of five new directors by the Company’s stockholders; (iv) the election to the board of directors of FSFR of five new directors by FSFR’s stockholders; (v) the approval of the Transaction by the stockholders of FSAM; and (vi) the receipt of any required regulatory and other approvals.  We cannot assure you of the timing of any assignment of the current investment advisory agreement with the Investment Adviser and whether and when the new investment advisory agreement with Oaktree will be effective.  Any failure of the Transaction to close could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

On November 30, 2015, our Board of Directors approved a $100 million common stock repurchase program through November 30, 2016, and on November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under this most recently-approved program were made in the open market, privately negotiated transactions or otherwise at times, and in such amounts, as management deemed appropriate subject to various factors, including company performance, capital availability, general economic and market conditions, regulatory requirements and other corporate considerations, as determined by management. As of June 30, 2017, there is no availability under this common stock repurchase program to repurchase additional common stock.

The following table presents the number of shares purchased during the nine months ended June 30, 2017, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-October 31	—	$—	—	$—
November 1-November 30	—	—	—	—
December 1-December 31	2,298,247	5.44	2,298,247	—
January 1-January 31	—	—	—	—
February 1- February 28	—	—	—	—
March 1-March 31	—	—	—	—
April 1-April 30	—	—	—	—
May 1-May 31	—	—	—	—
June 1-June 30	—	—	—	—
Total	2,298,247	$5.44	2,298,247	$—

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
Date: August 8, 2017