Form 10-K
period 2017-09-30
Oaktree Specialty Lending Corp
filed 2017-11-29
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-33901
Oaktree Specialty Lending Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	26-1219283 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.875% Unsecured Notes due 2024 6.125% Unsecured Notes due 2028	The NASDAQ Global Select Market The New York Stock Exchange The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2017 is $526.3 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, the registrant has excluded (1) shares held by its current directors and officers and (2) those reported to be held by Fifth Street Holdings L.P. and Leonard M. Tannenbaum and his other affiliates. The registrant had 140,960,651 shares of common stock outstanding as of November 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2017

PART I

Item 1.     Business
General
Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp. through October 17, 2017), a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we,” “us” or “our”, is a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We were formed as a Delaware corporation in late 2007 and currently operate as a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have qualified and elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, for tax purposes. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net realized capital gains that we distribute to our stockholders if we meet certain source-of-income, income distribution and asset diversification requirements.
As of October 17, 2017, we are externally managed by Oaktree Capital Management, L.P., which we also refer to as “Oaktree” or our “Investment Adviser,” pursuant to an Investment Advisory Agreement, dated October 17, 2017, or the New Investment Advisory Agreement, between the Company and Oaktree. Oaktree is a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments. Oaktree Fund Administration, LLC, which we refer to as “Oaktree Administrator” or “OFA”, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, which we refer to as our “Former Adviser” or “Fifth Street Management.” For more information about the New Investment Advisory Agreement and Oaktree see “-The Investment Adviser” below.
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Investment Adviser’s credit and structuring expertise. Sponsors may include financial sponsors, such as an institutional investor or a private equity firm, or a strategic entity seeking to invest in a portfolio company.
We generally lend to and invest in small and mid-sized companies. Our Former Adviser defined small and mid-sized companies as those with annual EBITDA (generally defined as Earnings before Interest, Taxes, Depreciation and Amortization) between $10 million and $120 million. The investments in our portfolio as of September 30, 2017 are principally in the form of first lien, second lien, or, collectively, senior secured, and subordinated debt investments, which may also include an equity component. Our focus prior to entry into the New Investment Advisory Agreement was on originating a prudent mix of senior secured and subordinated loans that our Former Adviser believed would provide superior risk-adjusted returns while maintaining adequate credit protection.
Our Investment Adviser intends to reposition our portfolio into investments that are better aligned with our Investment Adviser's overall approach to credit investing. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include a mix of senior secured loans, including asset backed loans, unitranche loans (which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position), unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
From inception through September 30, 2017, we originated approximately $8.0 billion of funded debt and equity investments. Our portfolio totaled $1.5 billion at fair value as of September 30, 2017 and was comprised of 125 portfolio companies. As of September 30, 2017, we held debt investments in 88 of our portfolio companies, one of which was in Senior Loan Fund JV I, LLC, or SLF JV I, and equity investments consisting of common stock, preferred stock or other equity interests in 67 of our portfolio companies, one of which was in SLF JV I, 18 of which were in private equity funds and several of which are in portfolio companies in which we also held a debt investment as of September 30, 2017. At fair value, 92.4% of our portfolio consisted of debt investments and 78.0% of our portfolio consisted of senior secured loans as of September 30, 2017. The weighted average annual yield of our debt investments as of September 30, 2017, including the return on our mezzanine note investment in SLF JV I, was approximately 9.6%, including 8.5% representing cash payments. The weighted average annual yield of our debt investments is determined before the payment of, and therefore does not take into account, our (and our consolidated subsidiaries') expenses and the payment by an investor of any stockholder transaction expenses, and does not represent the return on investment for our stockholders.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a business development company, we are generally only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, provided, that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of any small business investment company, or SBIC, subsidiaries guaranteed by the U.S. Small Business Administration, or the SBA, from the definition of senior securities in calculating our 200% asset coverage ratio under the 1940 Act. See “-Business Development Company Regulations.” The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2017, we had a debt to equity ratio of 0.78x (i.e., one dollar of equity for each $0.78 of debt outstanding).
Joint Venture
We and Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, also co-invest through an unconsolidated, Delaware limited liability company, SLF JV I. SLF JV I was formed in May 2014 to invest in middle-market and other corporate debt securities. As of September 30, 2017, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of September 30, 2017, we and Kemper had the option to fund additional debt investments in SLF JV I, subject to additional equity funding to SLF JV I from us and Kemper. Additionally, SLF JV I had $400.0 million of borrowing capacity, including a senior revolving credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank I facility, with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings, and a second senior revolving credit facility with Deutsche Bank, AG, New York Branch, or the Deutsche Bank II facility, with a stated maturity date of July 7, 2023, which permitted up to $200.0 million of borrowings. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. SLF JV I is generally capitalized as transactions are completed and all portfolio decisions must be approved by its investment committee consisting of one representative selected by us and one representative selected by Kemper (with approval of each required). As of September 30, 2017, our investment in SLF JV I was approximately $134.2 million at fair value. We do not consolidate SLF JV I in our Consolidated Financial Statements.
Organizational Structure
The following diagram shows a simplified organizational structure reflecting our relationship with Oaktree and OFA, our Investment Adviser and administrator, respectively, as of October 17, 2017 and our direct and indirect ownership interest in certain of our subsidiaries as of such date:

Oaktree Capital Management, L.P. (Adviser)
Investment Advisory Agreement
100%
Administration Agreement
Oaktree Specialty Lending Corporation
Oaktree Fund Administration, LLC (Administrator)
100%
100%
FSFC Holdings, Inc. (Tax Blocker Subsidiary)
SBIC Subsidiaries
Fifth Street Funding II, LLC (Sumitomo Facility Financing Subsidiary)
100%
Fifth Street Fund of Funds LLC (Tax Blocker Subsidiary)

Our principal executive office is located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071 and our telephone number is (213) 830-6300.
The Investment Adviser
As of October 17, 2017, we are externally managed and advised by Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Oaktree, subject to the overall supervision of our Board of Directors, manages our day-to-day operations, and provides investment advisory services to us pursuant to the New Investment Advisory Agreement.
Our Investment Adviser was formed in April 1995 and is a premier credit manager and leader among alternative investment managers headquartered in Los Angeles, California. Oaktree has $99.5 billion in assets under management as of September 30, 2017, with approximately 70% in credit strategies. The firm has an extensive global investment platform with more than 900 employees, including over 250 investment professionals who have significant origination, structuring and underwriting expertise. Oaktree’s disciplined investment philosophy and commitment to credit investing and lending have been demonstrated across market cycles for more than 20 years. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, real estate, convertible securities and listed equities. Oaktree manages assets for a wide variety of clients, including many of the most significant investors in the world. As of September 30, 2017, this client base includes 75 of the 100 largest U.S. pension plans, the main pension fund of 38 states in the United States, over 400 corporations, over 350 university, charitable and other endowments and foundations, over 350 non-U.S. institutional investors and 16 sovereign wealth funds.
Members of our Investment Adviser’s Strategic Credit team have, in the aggregate, over 50 years of investment experience and include professionals who have experience structuring new investments and restructuring existing capital structures in order to maximize recoveries. Our Investment Adviser’s Strategic Credit team is comprised of individuals with a diversity of backgrounds, including, as of the date hereof, former investment bankers, corporate/restructuring lawyers, a doctor, private equity investors, and management consultants. We believe this diversity of experience helps enhance the investment process by bringing different perspectives to credit discussions.

The Transaction and the New Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree entered into an Asset Purchase Agreement, or the Purchase Agreement, with our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser.
In order to ensure that the transactions contemplated by the Purchase Agreement, or the Transaction, complied with Section 15(f) of the 1940 Act, our Investment Adviser and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction.
On September 7, 2017, we held a special meeting of stockholders, or the Special Meeting. At the Special Meeting, our stockholders approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction. Our stockholders also approved, contingent upon the closing of the Transaction, the election of John B. Frank, Marc H. Gamsin, Craig Jacobson, Richard G. Ruben and Bruce Zimmerman to serve on our Board of Directors, each of whom commenced serving on our Board of Directors on October 17, 2017. In addition, in connection with the Transaction, Edgar Lee became our Chief Executive Officer and Chief Investment Officer, Mathew Pendo became our Chief Operating Officer, Mel Carlisle became our Chief Financial Officer and Treasurer and Kimberly Larin became our Chief Compliance Officer.
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.), or OCSI, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between our Former Adviser and us, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
On October 17, 2017, each of Bernard D. Berman, James Castro-Blanco, Brian S. Dunn, Alexander C. Frank, Byron J. Haney and Douglas F. Ray resigned as a member of our Board of Directors. In addition, on October 17, 2017, each of Mr. Berman, our former Chief Executive Officer, Mr. Steven Noreika, our former Chief Financial Officer, and Ms. Kerry Acocella, our former Secretary and Chief Compliance Officer, resigned from his or her role as an officer of the Company.

Our Former Adviser and Administrator
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, which was a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, our Former Adviser managed our day-to-day operations and provided us with investment advisory services similar to those now provided by Oaktree as described below under “-New Investment Advisory Agreement.” FSC CT LLC, or our Former Administrator, was a wholly-owned subsidiary of our Former Adviser. Our Former Administrator provided administrative services necessary for us to operate pursuant to an administrative and loan services agreement, or the Former Administration Agreement. See “- Former Administration Agreement.”
The following diagram shows a simplified organizational structure reflecting our relationship with our Former Adviser and Former Administrator and our direct and indirect ownership interest in certain of our subsidiaries as of September 30, 2017:

Fifth Street Management LLC
(Adviser)
Investment Advisory
Agreement
100%
Administration
Agreement
Fifth Street Finance Corp.
FSC CT LLC
(Administrator)
100%
100%
FSFC Holdings, Inc.
(Tax Blocker
Subsidiary)
SBIC Subsidiaries
100%
Fifth Street Funding II, LLC
(Sumitomo Facility
Financing Subsidiary)
Fifth Street
Fund of Funds
LLC (Tax
Blocker
Subsidiary)

Market Opportunity
We believe that the middle market represents a significant opportunity for direct lending for many reasons, including:

•
Large Market. According to the National Center for the Middle Market, as of the second quarter of 2017, there were nearly 200,000 businesses with annual revenues of $50 million to $1 billion or EBITDA of $10 million to $50 million, which businesses represented one-third of private sector U.S. gross domestic product and accounted for nearly 48 million jobs in the United States.

•
Demand From Middle-Market Companies. According to Thomson Reuters Q3’17 Middle Market Lender Outlook, over the past five years, middle-market lending has averaged $170 billion annually, much of which we believe has been used to finance leveraged buyouts, recapitalizations, capital expenditures and acquisitions. While the market for middle-market lending has attracted increased capital flows and competition, we believe that the market remains robust and growing and that new market participants may not have the same experience in direct lending and investing across credit cycles as our Investment Adviser. We believe that the market for middle-market lending is relatively less efficient and less well-trafficked, which may provide us with opportunities for incremental returns on our investments relative to the risk of such investments.

•
Reduced Focus From Banks on Middle-Market Lending. We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. According to the Standard & Poor’s Leveraged Commentary & Data Leveraged Lending Review - Q2’17, banks account for just 10% of middle-market loans as of September 30, 2017.

Business Strategy
We seek to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. We may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions. We intend to invest in companies across a variety of industries that typically possess business models we expect to be resilient in the future with underlying fundamentals that will provide strength in future downturns. We intend to deploy capital across credit and economic cycles with a focus on long-term results, which we believe will enable us to build lasting partnerships with financial sponsors and management teams, and we may seek to opportunistically take advantage of dislocations in the financial markets and other situations that may benefit from our Investment Adviser’s deep credit and structuring expertise. Our Investment Adviser intends to implement the following business strategy to achieve our investment objective:

•
Portfolio Repositioning.    Our Investment Adviser intends to reposition our portfolio in the near-term in order to (1) protect principal and minimize credit losses, (2) reduce the portfolio to a smaller number of investments in which our Investment Adviser's team has high convictions, (3) restructure certain loans and exit positions where fair value can be obtained and (4) as investments mature or are refinanced, rotate into investments that are better aligned with our Investment Adviser’s overall approach to credit investing. In the longer-term, our Investment Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Investment Adviser’s restructuring expertise and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•
Emphasis on Proprietary Deals.    Our Investment Adviser is primarily focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Investment Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s over 250 investment professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Investment Adviser has invested more than $10 billion in over 200 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

•
Focus On Quality Companies And Extensive Diligence. Our Investment Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Investment Adviser intends to focus on companies with business models we expect to be resilient in the future, underlying fundamentals that will provide strength in future downturns, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Investment Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Investment Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•
Disciplined Portfolio Management. Our Investment Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Investment Adviser intends to seek to reduce the impact of individual investment risks by limiting positions to no more than 5% of our portfolio.

•
Manage Risk Through Loan Structures. Our Investment Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing creative solutions in an effort to enhance downside protection where possible. Our Investment Adviser has the expertise to structure comprehensive, flexible and creative solutions for companies of all sizes across numerous industry sectors. Our Investment Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The Oaktree platform has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Investment Adviser pays close attention to market trends. Our Investment Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during times of market stress when our competitors may halt investment activity.

Our Investment Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy. We believe this philosophy strongly aligns with the interests of our stockholders. Our Investment Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.

Investment Criteria
Our Investment Adviser has identified the following investment criteria and guidelines for identifying and investing in prospective portfolio companies. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

•
Equity Cushion.    We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•
Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•
Experienced Management Team.    We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•
Strong Relative Position In Its Market.    We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•
Exit Strategy.  We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid and (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•
Geography.    As a business development company, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with 1940 Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source.
Oaktree’s Strategic Credit team has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform, which includes more than 250 highly-experienced investment professionals, to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Investment Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and first looks at investment opportunities and that we are well-positioned for difficult and complex transactions. In 2016, Oaktree’s Strategic Credit team evaluated more than 200 potential direct lending opportunities with total transaction value of approximately $30 billion. More than 85% of these potential direct lending opportunities were for transactions of $50 million or larger, and Oaktree’s Strategic Credit team continues to see a meaningful pipeline of sizeable transactions.
Screen Using Investment Criteria.
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Investment Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Investment Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research.

Prior to making any new investment, our Investment Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Investment Adviser has relationships. As part of the research process, our Investment Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
Evaluate.
Our Investment Adviser assesses each potential investment through a robust, collaborative decision-making process. Our Investment Adviser applies disciplined investment criteria and evaluates potential risk and reward of each investment with significant focus on downside risk. Our Investment Adviser sizes investments at the portfolio level across a variety of characteristics, including based on the investment criteria described above.
Monitor.
Our Investment Adviser prioritizes managing risk. In managing our portfolio, our Investment Adviser intends to closely monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts will be assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. In circumstances where a particular investment is underperforming, our Investment Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Investment Adviser’s experience with restructurings and our access to our Investment Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
Due Diligence Process
As part of the underwriting process, our Investment Adviser completes a rigorous due diligence process that focuses on four key areas:

•
Company Analysis. Our Investment Adviser actively engages and assesses company management teams. The focus of this analysis also includes identifying and understanding key business and demand drivers. Our Investment Adviser strives to evaluate core risks within businesses and industries and to complete the analysis by thinking like company ownership when evaluating cash flows.

•
Financial Analysis. Our Investment Adviser analyzes the consistency, stability and reliability of cash flows in addition to evaluating the quality of earnings and conversion of EBITDA to cash. Our Investment Adviser also reviews historical performance through economic cycles, analyzes the potential impact of a downturn in the prospective portfolio company’s end markets and compares the prospective portfolio company’s key metrics to those of its competitors.

•
Down-side Focus. Our Investment Adviser considers the impact on the prospective portfolio company’s business and cash flows under a number of downside case scenarios and develops an exit strategy in the event of the downside case. There is also a focus on potential risks to business models. Following this analysis, our Investment Adviser considers appropriate risk mitigants, including the structure of the investment and affirmative, negative and financial covenants.

•
Value. Our Investment Adviser analyzes the risk/reward potential of each new investment relative to other opportunities in the industry and market as well as overall industry valuation trends as compared to the industry risk profile. As part of this analysis, our Investment Adviser considers the cost of capital to competitors as well as alternative investment options. Our Investment Adviser also considers the value of liquidity to our business and operations as well as appropriate illiquidity premiums where we are unlikely to acquire liquid securities.

Investments
We target debt investments that will generate current income and also provide the opportunity for capital appreciation through our ownership of equity securities in certain of our portfolio companies. We seek to structure our debt investments to provide downside protection through strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends, although not all of our investments will meet each of the criteria. Our Investment Adviser has expertise in creative, efficient structuring and institutional knowledge of bankruptcy and restructurings, enabling our Investment Adviser to focus on risk control. Our debt investments may be collateralized by a first or second lien on the assets of the portfolio company. As of September 30, 2017, 78.0% of our portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.
Debt Investments
We intend to tailor the terms of each investment by negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is monthly or quarterly cash interest that we collect on our debt investments. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include a mix of senior secured loans, including asset backed loans, unitranche loans, unsecured and mezzanine loans, bonds, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures.

•
First Lien Loans.    Our first lien loans generally have terms of three to seven years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Unitranche Loans.    Our unitranche loans generally have terms of five to seven years and provide for a variable or fixed interest rate, contain prepayment penalties and are generally secured by a first priority security interest in all existing and future assets of the borrower. Our unitranche loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•
Second Lien Loans.    Our second lien loans generally have terms of five to eight years, provide for a variable or fixed interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

•
Mezzanine Loans.    Our mezzanine loans generally have maturities of five to ten years. Mezzanine loans may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or PIK payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment.

•
Unsecured Loans.  Our unsecured investments generally have terms of five to ten years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in connection with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include PIK interest and an equity component, such as warrants to purchase common stock in the portfolio company.

•
Bonds.  We may selectively invest in high yield corporate bonds issued by middle-market companies that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. The bonds in which we may invest are expected to have terms of five to eight years and provide for fixed interest rate payments. We do not expect that these bonds would be secured by any assets of the issuer.

Equity Investments
When we make a debt investment, we may be granted equity in the company in the same class of security as the sponsor receives upon funding. In addition, from time to time we may make non-control, equity co-investments in connection with private equity sponsors. We generally seek to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Private Equity Fund Investments
We have historically made investments in the private equity funds of certain private equity sponsors we partner with in making investments in small and mid-sized companies. In general, we make these investments where we have a long-term relationship and are comfortable with the sponsor’s business model and investment strategy. As of September 30, 2017, we had investments in 18 private equity funds, which represented less than 2% of the fair value of our assets as of such date. Our Investment Adviser does not expect private equity fund investments to be a meaningful portion of our strategy going forward.
SLF JV I
We have invested in SLF JV I, which as of September 30, 2017, consisted of a portfolio of loans to 32 different borrowers in industries similar to the companies in our portfolio. SLF JV I invests in middle-market and other corporate debt securities, including traditional senior debt that are secured by some or all of the company’s assets.
Portfolio Management
Active Involvement in our Portfolio Companies
As a business development company, we are obligated to offer to provide significant managerial assistance to our portfolio companies and to provide it if requested. We provide managerial assistance to most of our portfolio companies as a general practice and we seek investments where such assistance is appropriate. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We have several methods of evaluating and monitoring the performance of our investments, including the following:

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
Valuation of Portfolio Investments
As a business development company, we generally invest in illiquid securities including debt and equity investments of small and mid-sized companies. All of our Level 3 investments are recorded at fair value as determined in good faith by our Board of Directors. See “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies- Investment Valuation” for a description of our investment valuation processes and procedures.
Competition
We compete for investments with other business development companies, public and private funds (including hedge funds, mezzanine funds and collateralized loan obligations) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.
We believe that some of our competitors make loans with total rates of returns that are comparable to or lower than the returns that we target. Therefore, we do not seek to compete solely on the interest rates that we offer to potential portfolio companies. See “Risk Factors - Risks Relating to Our Business and Structure - We may face increasing competition for investment opportunities, which could reduce returns and result in losses."
Employees
We do not have any employees. Our day-to-day investment operations are managed by Oaktree Capital Management, L.P. as our Investment Adviser. See “- New Investment Advisory Agreement.” Our Investment Adviser and its affiliates employ more than 250 investment professionals. In addition, we reimburse our administrator, Oaktree Administrator, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement or the New Administration Agreement, including our allocable portion of the costs of compensation of our Chief Financial Officer,

Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. See “- New Administrative Services Agreement.”
Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
New Investment Advisory Agreement

The following is a description of the New Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Oaktree is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors since October 17, 2017, Oaktree has managed our day-to-day operations and provided us with investment advisory services. Under the New Investment Advisory Agreement, Oaktree:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, monitors and services the investments we make;

•	determines what securities and other assets we purchase, retain or sell; and

•	performs due diligence on prospective portfolio companies.
The New Investment Advisory Agreement provides that Oaktree’s services are not exclusive to us and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
Under the New Investment Advisory Agreement, we pay Oaktree a fee for its services under the investment advisory agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by our common stockholders.
Base Management Fee
Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.50%.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the New Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments, or OID, with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to Oaktree in any quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. We refer to this portion of the incentive fee on income as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches 1.8182% on net assets in any fiscal quarter.

•
For any quarter in which our pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
The following is a graphical representation of the calculation of the incentive fee on income under the New Investment Advisory Agreement:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee
Under the New Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of our realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the New Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Examples of Quarterly Incentive Fee Calculation under the New Investment Advisory Agreement
Example 1: Incentive Fee on Income for Each Quarter
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.425%

Pre-incentive fee net investment income does not exceed the preferred return under the New Investment Advisory Agreement, therefore there is no incentive fee on income under the New Investment Advisory Agreement.
Alternative 2
Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.375%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 1.80%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
= 100% × (1.80% - 1.50%)
= 0.30%
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.5%
Preferred return under the New Investment Advisory Agreement1 = 1.50%
Management fee under the New Investment Advisory Agreement2 = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%
Pre-incentive fee net investment income
(investment income - (management fee + other expenses)) = 2.925%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”3
Incentive fee = 100% × “catch-up” + (17.5% × (pre-incentive fee net investment income - 1.8182%))
Catch-up = 1.8182% - 1.50% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (2.925% - 1.8182%))
= 0.3182% + (17.5% × 1.1068%)
= 0.3182% + 0.1937%
= 0.5119%
Example 2: Incentive Fee on Capital Gains under the New Investment Advisory Agreement
Assumptions

•
Year 1: $10 million investment made in Company A (“Investment A”), $10 million investment made in Company B (“Investment B”), $10 million investment made in Company C (“Investment C”), $10 million investment made in Company D (“Investment D”) and $10 million investment made in Company E (“Investment E”).

•
Year 2: Investment A sold for $20 million, fair market value (“FMV”) of Investment B determined to be $8 million, FMV of Investment C determined to be $12 million, and FMV of Investments D and E each determined to be $10 million.

•
Year 3: FMV of Investment B determined to be $8 million, FMV of Investment C determined to be $14 million, FMV of Investment D determined to be $14 million and FMV of Investment E determined to be $16 million.

•	Year 4: Investment D sold for $12 million, FMV of Investment B determined to be $10 million, FMV of Investment C determined to be $16 million and FMV of Investment E determined to be $14 million.

•	Year 5: Investment C sold for $20 million, FMV of Investment B determined to be $14 million and FMV of Investment E determined to be $10 million.

•	Year 6: Investment B sold for $16 million and FMV of Investment E determined to be $8 million.

•	Year 7: Investment E sold for $8 million and FMV.

These assumptions are summarized in the following chart:

	Investment A	Investment B	Investment C	Investment D	Investment E	Cumulative Unrealized Capital Depreciation	Cumulative Realized Capital Losses	Cumulative Realized Capital Gains
Year 1	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	$10 million (cost basis)	--	--	--
Year 2	$20 million (sale price)	$8 million FMV	$12 million FMV	$10 million FMV	$10 million FMV	$2 million	--	$10 million
Year 3	--	$8 million FMV	$14 million FMV	$14 million FMV	$16 million FMV	$2 million	--	$10 million
Year 4	--	$10 million FMV	$16 million FMV	$12 million (sale price)	$14 million FMV	--	--	$12 million
Year 5	--	$14 million FMV	$20 million (sale price)	--	$10 million FMV	--	--	$22 million
Year 6	--	$16 million (sale price)	--	--	$8 million FMV	$2 million	--	$28 million
Year 7	--	--	--	--	$8 million (sale price)	--	$2 million	$28 million
__________

1.	Represents 6.0% annualized preferred return.

2.	Represents 1.0% annualized management fee.

3.
The “catch-up” provision is intended to provide our Investment Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a preferred return did not apply when our net investment income exceeds 1.50% in any calendar quarter and is not applied once our Investment Adviser has received 17.5% of investment income in a quarter. The “catch-up” portion of our pre-incentive fee net investment income is the portion that exceeds the 1.50% preferred return but is less than or equal to approximately 1.8182% (that is, 1.50% divided by (1 - 0.175)) in any fiscal quarter.

The Incentive Fee on Capital Gains under the New Investment Advisory Agreement would be:

•	Year 1: None

•	Year 2: Capital Gains Fee = 17.5% multiplied by ($10 million realized capital gains on sale of Investment A less $2 million cumulative capital depreciation) = $1.4 million

•
Year 3:    Capital Gains Fee = (17.5% multiplied by ($10 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $1.4 million cumulative Capital Gains Fee previously paid = $1.4 million less $1.4 million = $0.00 million

•
Year 4:    Capital Gains Fee = (17.5% multiplied by ($12 million cumulative realized capital gains)) less $1.4 million cumulative Capital Gains Fee previously paid = $2.1 million less $1.4 million = $0.7 million

•
Year 5:    Capital Gains Fee = (17.5% multiplied by ($22 million cumulative realized capital gains)) less $2.1 million cumulative Capital Gains Fee previously paid = $3.85 million less $2.1 million = $1.75 million

•
Year 6:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative capital depreciation)) less $3.85 million cumulative Capital Gains Fee previously paid = $4.55 million less $3.85 million = $0.70 million

•
Year 7:    Capital Gains Fee = (17.5% multiplied by ($28 million cumulative realized capital gains less $2 million cumulative realized capital losses)) less $4.55 million cumulative Capital Gains Fee previously paid = $4.55 million less $4.55 million = $0.00 million

Collection and Disbursement of Fees Owed to Our Former Adviser
Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to our Former Adviser at the end of each quarter. In order to ensure that our Former Adviser receives any compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which our Former Adviser and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay our Former Adviser in early 2018, the pro rata portion of the fees that were earned by, but not paid to, our Former Adviser for services rendered to us prior to October 17, 2017.
Duration and Termination
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Indemnification
The New Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree’s services under the New Investment Advisory Agreement or otherwise as our investment adviser.
Organization of our Investment Adviser
Our Investment Adviser is a Delaware limited partnership that is registered as an investment adviser under the Advisers Act. The principal address of our Investment Adviser is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Board Approval of the New Investment Advisory Agreement
The then-current members of our Board of Directors met in person with Oaktree to consider the New Investment Advisory Agreement on June 20, 2017 and July 13, 2017. At the in person meeting held on July 13, 2017, such members of the Board of Directors, including all of the then-current independent directors, unanimously approved the New Investment Advisory Agreement. Such independent directors met separately with independent counsel on multiple occasions in connection with their review of the New Investment Advisory Agreement and the Transaction. In reaching its decision to approve the New Investment Advisory Agreement, our Board of Directors, including all of the then-current independent directors, reviewed a significant amount of information, which had been furnished by Oaktree at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the New Investment Advisory Agreement, the then-current members of our Board of Directors considered, among other things:

•	the nature, extent and quality of services to be performed by Oaktree;

•	the investment performance of us and funds managed by Oaktree;

•	the expected costs of services to be provided and the anticipated profits to be realized by Oaktree and its affiliates from their relationship with us;

•	the possible economies of scale that would be realized due to our growth;

•	whether fee levels reflect such economies of scale for the benefit of investors; and

•
comparisons of services to be rendered to and fees to be paid by us with the services provided by and the fees paid to other investment advisers and the services provided to and the fees paid by other Oaktree clients.

The then-current members of our Board of Directors noted that the terms of the New Investment Advisory Agreement would in comparison to the Former Investment Advisory Agreement:

•	reduce the base management fee to 1.50% of gross assets;

•	decrease the rate of the income incentive fee from 20.0% to 17.5%;

•	decrease the hurdle rate to 6.0% on our income, which could have the effect of making it more likely that Oaktree will earn an incentive fee;

•	decrease the rate of the capital gains incentive fee from 20.0% to 17.5%;

•	eliminate a capital gains incentive fee until the fiscal year ending September 30, 2019; and

•	eliminate the total return hurdle in the Former Investment Advisory Agreement, which could have the effect of making it more likely that Oaktree will earn an incentive fee.
The Board of Directors also considered other investment management services to be provided to us, such as the provision of managerial assistance, monitoring adherence to our investment restrictions and monitoring compliance with various of our policies and procedures and with applicable securities laws and regulations. The then-current members of our Board of Directors discussed Oaktree’s cyber security programs and those of its service providers. Based on the factors above, as well as those discussed below, the then-current members of our Board of Directors concluded that they were satisfied with the nature, extent and quality of the services to be provided to us by Oaktree.
No single factor was determinative of the decision of the Board of Directors, including all of the then-current independent directors, to approve the New Investment Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. Following this process, the then-current members of the Board of Directors, including all of the then-current independent directors, unanimously voted to approve the New Investment Advisory Agreement subject to stockholder approval. Our stockholders approved the New Investment Advisory Agreement at the Special Meeting.

Payment of Our Expenses
Our primary operating expenses are the payment of (i) a base management fee and any incentive fees as described below in “-Former Investment Advisory Agreements” with respect to the period prior to October 17, 2017 and as described above in “-New Investment Advisory Agreement” with respect to the period subsequent to that date and (ii) the allocable portion of overhead and other expenses incurred by our Former Administrator or Oaktree Administrator, as applicable, in performing its obligations under the Former Administration Agreement or New Administration Agreement, as applicable. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, executing and servicing our investments. We generally bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

Former Investment Advisory Agreements
The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated March 20, 2017, was effective January 1, 2017 through its termination on October 17, 2017. The Former Investment Advisory Agreement amended and restated our third amended and restated investment advisory agreement with our Former Adviser, which was effective as of January 1, 2016, to impose a total return hurdle provision and reduce the “preferred return.”
Management Fee
Through October 17, 2017, we paid our Former Adviser a fee for its services under the Former Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee paid to our Former Adviser and any incentive fees earned by our Former Adviser were ultimately borne by our common stockholders.
Base Management Fee
As of January 1, 2016, the base management fee was calculated at an annual rate of 1.75% of our gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
Incentive Fee

The incentive fee paid to our Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.75% per quarter (2% for periods prior to January 1, 2017), subject to a “catch-up” provision measured as of the end of each quarter. Our net investment income used to calculate this part of the incentive fee was also included in the amount of our gross assets used to calculate the 1.75% base management fee. The operation of the incentive fee with respect to our pre-incentive fee net investment income for each quarter was as follows:

•
No incentive fee was payable to the Former Adviser in any fiscal quarter in which our pre-incentive fee net investment income did not exceed the preferred return rate of 1.75% (2% for periods prior to January 1, 2017) (the “preferred return”);

•
100% of our pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.1875% (2.5% for periods prior to January 1, 2017) in any fiscal quarter was payable to our Former Adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the preferred return rate but is less than or equal to 2.1875% (2.5% for periods prior to January 1, 2017)) as the “catch-up.” The “catch-up” provision was intended to provide our Former Adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a preferred return rate did not apply when our pre-incentive fee net investment income exceeded 2.1875% in any quarter (2.5% for periods prior to January 1, 2017); and

•
For any quarter in which our pre-incentive fee net investment income, if any, exceeded 2.1875% on net assets (2.5% for periods prior to January 1, 2017) , the subordinated incentive fee on income was equal to 20% of the amount of our pre-incentive fee net investment income as the preferred return and catch-up would have been achieved.

From January 1, 2017 to October 17, 2017, in the event the cumulative subordinated incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeded 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the subordinated incentive fee on income for the quarter was reduced by an amount equal to (1) 25% of the subordinated incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by our Former Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” was an amount, if positive, equal to the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of the Company for the Lookback Period. “Lookback Period” meant the period commencing January 1, 2019 and ending on the last day of the fiscal quarter for which the subordinated incentive fee on income was being calculated.
There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there was no clawback of amounts previously paid if subsequent quarters were below the quarterly hurdle and there was no delay of payment if prior quarters were below the quarterly hurdle.
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee on Income
Pre-incentive fee net investment income
(expressed as a percentage of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee
(subject to total return requirement)
The second part of the incentive fee was determined and payable in arrears as of the end of each fiscal year (or upon termination of the Former Investment Advisory Agreement, as of the termination date) and equaled 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined as of September 30, 2008 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.
Duration and Termination
The Former Investment Advisory Agreement terminated pursuant to its terms on October 17, 2017.
Indemnification
The Former Investment Advisory Agreement provided indemnification similar to that described above under “-New Investment Advisory Agreement-Indemnification.”
New Administrative Services Agreement
We entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to us necessary for our operations, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by our Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of us, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to our Board of Directors of its performance of obligations under the New Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs, in each case, as it shall determine to be desirable or as reasonably required by our Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator will also provide portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that we are required to maintain, and prepares, prints and disseminates reports to our stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Oaktree Administrator may also offer to provide, on our behalf, managerial assistance to our portfolio companies.
For providing these services, facilities and personnel, we will reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including our allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for us. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator.
The New Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the New Administration Agreement or otherwise as our administrator.
Unless earlier terminated as described below, the New Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
Former Administration Agreement
The Former Administration Agreement was in effect throughout our 2017 fiscal year and terminated by its terms on October 17, 2017. Our Former Administrator was a wholly-owned subsidiary of Fifth Street Management. Pursuant to the Former Administration Agreement, our Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above under “-New Administrative Services Agreement.” For providing these services, facilities and personnel, we reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, our Former Administrator. Our allocable portion of our Former Administrator’s costs was determined based upon costs attributable to our operations versus costs attributable to the operations of other entities for which our Former Administrator provided administrative services.
The Former Administration Agreement provided indemnification similar to that described under "- New Administrative Services Agreement."
License Agreement
We were party to a license agreement with an affiliate of our Former Adviser pursuant to which such affiliate granted us a non-exclusive, royalty-free license to use the name “Fifth Street” for so long as our Former Adviser or one of its affiliates remained our investment adviser. That license agreement terminated on October 17, 2017.
Material Conflicts of Interest
Our executive officers and directors, and certain members of our Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded business development company. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both OCSI and us. OCSI operates as a distinct and separate public company and any investment in our common stock will not be an investment in OCSI. In addition, all of our executive officers and four of our independent directors serve in substantially similar capacities for OCSI. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Investment Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSI or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside funds and accounts managed or sub-advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Investment Adviser.

Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the New Investment Advisory Agreement, our Investment Adviser’s liability is limited and we are required to indemnify our Investment Adviser against certain liabilities. This may lead our Investment Adviser to act in a riskier manner in performing its duties and obligations under the New Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the New Administration Agreement, the Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay the Oaktree Administrator its allocable portion of overhead and other expenses incurred by the Oaktree Administrator in performing its obligations under the New Administration Agreement, including, without limitation, a portion of the rent at market rates and compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us.

Available Information
We maintain a website at www.oaktreespecialtylending.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
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
Business Development Company Regulations
We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.
On October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies, as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and foreign exchange fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase such securities under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement (which is substantially similar to a secured loan)

involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Managerial Assistance to Portfolio Companies
Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees (if any), offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the United States Small Business Administration, or SBA, from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. This exemptive relief provides us increased flexibility under the 200% asset coverage test by permitting us to borrow more than we would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
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
Code of Ethics
We have adopted a joint code of ethics with OCSI pursuant to Rule 17j-1 under the 1940 Act and we have also approved the investment adviser’s code of ethics that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the codes of ethics are available on the EDGAR Database on the SEC’s website at http://www.sec.gov and are available at the Investors: Corporate Governance portion of our website at www.oaktreespecialtylending.com.
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
Proxy Voting Policies
Our Investment Adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. The proxy voting decisions of our Investment Adviser with respect to any of our investments are made by the investment professionals responsible for monitoring such investment. To ensure that its vote is not the product of a conflict of interest, our Investment Adviser requires that: (a) anyone involved in the decision-making process disclose to its legal and compliance personnel any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information, without charge, regarding how our Investment Adviser and Former Adviser voted proxies for us for the most recent 12-month period ended June 30, 2017 with respect to our portfolio securities by making a written request for proxy voting information to: Oaktree Specialty Lending Corporation, Chief Compliance Officer, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

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

Small Business Investment Company Regulations
Our wholly-owned SBIC subsidiaries are subject to regulation and oversight by the SBA. Our SBIC subsidiaries’ licenses allow them to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. As of September 30, 2017, we had no SBA-guaranteed debentures outstanding, and we had commenced actions to surrender such licenses to the SBA. Our SBIC subsidiaries held approximately $140.0 million, or 8.7%, of our total assets at September 30, 2017.
We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act, which allows us increased flexibility under the 200% asset coverage test by permitting us to borrow more than we would otherwise be able to absent the receipt of this exemptive relief.
Our SBIC subsidiaries are subject to regulation and oversight by the SBA until such time as their respective SBIC license is surrendered to the SBA.

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

Earnings considered qualifying income in determining our satisfaction of the 90% Income Test may exclude such income as management fees received in connection with our SBIC subsidiaries or other potential outside managed funds and certain other fees.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt issued with warrants), we generally would be required to include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. We also may be required to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Because any OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.
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

RISK FACTORS
Item 1A. Risk Factors

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

Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.

When recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the EU remain unclear at this time and could lead to political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Risks Relating to Our Business and Structure
Our Investment Adviser has limited experience operating under the constraints imposed on us as a business development company, which may hinder the achievement of our investment objectives.
The 1940 Act imposes numerous constraints on the operations of business development companies that do not apply to other investment vehicles managed by Oaktree and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Our Investment Adviser does not have any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our Investment Adviser's track record and achievements are not necessarily indicative of the future results it will achieve. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which our investment professionals have been affiliated and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.
Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate, or LIBOR, or the federal funds rate, or prime rate, so an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. In addition, any increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
In addition, because we borrow to fund our investments, a portion of our net investment income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
A general increase in interest rates will likely have the effect of increasing our net investment income, which would make it easier for our Investment Adviser to receive incentive fees.
Any general increase in interest rates would likely have the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, a general increase in interest rates may make it easier for our Investment Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the New Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fee on income payable to our New Investment Adviser.
A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by our Board of Directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.
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
Our ability to achieve our investment objective depends on our Investment Adviser’s ability to support our investment process; if our Investment Adviser were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Investment Adviser. Our Investment Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Investment Adviser could depart at any time. Our Investment Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective. Our Investment Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.
Our business model depends to a significant extent upon strong referral relationships, and the inability of the personnel associated with our Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that personnel associated with our Investment Adviser will maintain and develop their relationships with intermediaries, banks and other sources, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If these individuals fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow or maintain our investment portfolio. In addition, individuals with whom the personnel associated with our Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. The failure of the personnel associated with our Investment Adviser to maintain existing relationships, grow new relationships, or for those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.
We may face increasing competition for investment opportunities, which could reduce returns and result in losses.
We compete for investments with other business development companies, public and private funds (including hedge funds, mezzanine funds and collateralized loan obligations) and private equity funds (to the extent they provide an alternative form of financing), as well as traditional financial services companies such as commercial and investment banks, commercial financing companies and other sources of financing. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

Our incentive fee may induce our Investment Adviser to make speculative investments.
The incentive fee payable by us to our Investment Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to our Investment Adviser is calculated separately in two components as a percentage of the income (subject to a hurdle rate) and as a percentage of the realized gain on invested capital, which may encourage our Investment Adviser to use leverage to increase the return on our investments or otherwise manipulate our income so as to recognize income in quarters where the hurdle rate is exceeded and may result in an obligation for us to pay an incentive fee to the Investment Adviser even if we have incurred a loss for an applicable period. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.
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
In addition, commencing with the fiscal year ending September 30, 2019, our Investment Adviser will receive an incentive fee based upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
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
The incentive fee we pay to our Investment Adviser relating to capital gains may be effectively greater than 17.5%.
Commencing with the fiscal year ending September 30, 2019, the Investment Adviser can earn an incentive fee based on our capital gains, calculated on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year. As a result of the operation of the cumulative method of calculating such capital gains portion of the incentive fee, the cumulative aggregate capital gains fee received by our Investment Adviser could be effectively greater than 17.5%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. This result would occur to the extent that, following receipt by the Investment Adviser of a capital gain incentive fee, we subsequently recognize capital depreciation and capital losses in excess of cumulative recognized capital gains. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, you will experience increased risks of investing in our common stock. We borrow under our credit facilities, have issued 4.875% unsecured notes due 2019, or the 2019 Notes, 5.875% unsecured notes due 2024, or the 2024 Notes, and 6.125% unsecured notes due 2028, or the 2028 Notes, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
As of September 30, 2017, we had $226.5 million of outstanding indebtedness under our secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or as amended, the ING facility, $29.5 million of outstanding indebtedness under our credit facility with Sumitomo Mitsui Banking Corporation, or SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto, or the Sumitomo facility, $250.0 million of outstanding 2019 Notes, $75.0 million of outstanding 2024 Notes, $86.3 million of outstanding 2028 Notes and $13.5 million of secured borrowings outstanding. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2017 was 4.7% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2017 total assets of at least 1.98%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders. If we are unable to meet the financial obligations under the 2019 Notes, 2024 Notes or 2028 Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on such notes to be due and payable immediately.

As a business development company, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We have received exemptive relief from the SEC to permit us to exclude the debt of any SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As a result of our receipt of this relief, we have the ability to incur leverage in excess of the amounts set forth in the 1940 Act. If we incur leverage in excess of the amounts set forth in the 1940 Act, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified. In addition, if legislation to modify the 1940 Act and increase the amount of debt that business development companies may incur by modifying the asset coverage percentage were enacted into law, we would able to incur additional indebtedness.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-22.31%	-13.00%	-3.69%	5.62%	14.94%

For purposes of this table, we have assumed $1.6 billion in total assets, $680.3 million in debt outstanding, $867.7 million in net assets as of September 30, 2017, and a weighted average interest rate of 4.7% as of September 30, 2017 (exclusive of deferred financing costs). Actual interest payments may be different.

Substantially all of our assets are subject to security interests under secured credit facilities and if we default on our obligations under the facilities, we may suffer adverse consequences, including foreclosure on our assets.
As of September 30, 2017, substantially all of our assets were pledged as collateral under our credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
Our Investment Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts to co-invest, subject to the conditions of the relief granted by the SEC, where doing so is consistent with the applicable registered fund’s or business development company’s investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of this exemptive relief permitting us to co-invest with other funds managed by our Investment Adviser and its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and (3) the investment by other funds advised by our Investment Adviser or its affiliates would not disadvantage us and our participation would not be on a basis different from, or less advantageous than, that of any other fund advised by our Investment Adviser or its affiliates participating in the transaction. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. We may also invest alongside funds managed by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.
There are significant potential conflicts of interest that could adversely impact our investment returns.
Our executive officers and directors, and certain members of our Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. For example, Oaktree presently serves as the investment adviser to OCSI, a publicly-traded business development company with over $600 million of total assets at fair value as of September 30, 2017. OCSI has historically invested in senior secured loans, including first lien, unitranche and second lien debt instruments that pay interest at rates which are determined periodically on the basis of a floating base lending rate, made to private middle-market companies whose debt is rated below investment grade, similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for both OCSI and us. OCSI operates as a distinct and separate public company and any investment in our common stock will not be an investment in OCSI. In addition, all of our executive officers and four of our independent directors serve in substantially similar capacities for OCSI. Oaktree and its affiliates also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the personnel of our Investment Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us or OCSI or any other investment fund or account managed or sub-advised by Oaktree or its affiliates, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside funds and accounts managed or sub-advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
In addition, on October 18, 2017, our Investment Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or business development company’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. Each potential co-investment opportunity that falls under the terms of the exemptive relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Investment Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the New Investment Advisory Agreement, our Investment Adviser’s liability is limited and we are required to indemnify our Investment Adviser against certain liabilities. This may lead our Investment Adviser to act in a riskier manner in performing its duties and obligations under the New Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the New Administration Agreement, the Oaktree Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay the Oaktree Administrator its allocable portion of overhead and other expenses incurred by the Oaktree Administrator in performing its obligations under the New Administration Agreement, including, without limitation a portion of the rent at market rates and the compensation of our Chief Financial Officer, Chief Compliance Officer, their respective staffs and other non-investment professionals at Oaktree that perform duties for us. This arrangement creates conflicts of interest that our Board of Directors must monitor.
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
As a business development company, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance, provided that, pursuant to exemptive relief we received from the SEC, we are permitted to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in calculating our 200% asset coverage ratio under the 1940 Act. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. As a result of these requirements we need to periodically access the capital markets to raise cash to fund new investments at a more frequent pace than our privately owned competitors. We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies or private investment funds. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale in accordance with the requirements of the 1940 Act. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any underwriting commission or discount).
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
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders at current levels, or at all.
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

•
The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could cause us to incur substantial losses.

If we fail to be subject to tax as a RIC and are subject to entity-level U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.
For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as OID or certain income accruals on contingent payment debt instruments, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that we do not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax on us, this non-cash source of income may need to be distributed to our stockholders in cash or, in the event that we determine to do so, in shares of our common stock, even though we may have not yet collected and may never collect the cash relating to such income.
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
We may distribute taxable distributions that are payable in part in our stock. In accordance with certain applicable Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, or the IRS, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on a distribution, such sales may put downward pressure on the trading price of our stock.

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

We are currently subject to an SEC investigation that could adversely affect our financial condition, business and results of operations.

We are the subject of an SEC investigation principally related to the activities of our Former Adviser, and we may possibly be subject to a variety of additional claims and lawsuits as well as additional SEC examinations or investigations. See “Business - Legal Proceedings.” The outcome of the SEC investigation may materially adversely affect our business, financial condition, and/or operating results and may continue without resolution for long periods of time. Litigation and responses to the SEC’s inquiries might consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources may, at times, be disproportionate to the amounts at stake. The SEC investigation is subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable, particularly where the claims with respect to a particular period exceed both the amount of our insurance coverage relating to claims made with respect to the same period and the amount of any indemnification recoverable from Fifth Street Holdings L.P. In addition, we may incur expenses associated with defending ourselves against this litigation and other future claims and responding to the SEC’s inquiries, and these expenses may be material to our earnings in future periods that might exceed the amount of any indemnification recoverable from Fifth Street Holdings L.P. Under the New Investment Advisory Agreement, we are required to indemnify our Investment Adviser for its expenses incurred in any litigation arising from the rendering of our Investment Adviser’s services under the investment advisory agreement or otherwise as our Investment Adviser absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, and our Former Adviser may seek similar indemnification under the Former Investment Advisory Agreement.

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
We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, President Trump and certain members of Congress have indicated that they intend to seek to amend or repeal the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, and to substantially amend and reform the Code. Any amendment or repeal of such legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.
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
We identified a material weakness relating to our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board, or PCAOB, for the period ended September 30, 2017. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
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
Our SBIC subsidiaries are subject to SBA regulations.
As of September 30, 2017, we held two licenses from the SBA to operate two of our wholly-owned subsidiaries as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the Small Business Investment Act. As of September 30, 2017, we had commenced actions to surrender such licenses to the SBA. Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibitions on providing funds for certain purposes or to businesses in a few prohibited industries. SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations.
Until our SBIC licenses are surrendered to the SBA, we are partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We cannot assure you that the SBA will grant any waivers from such restrictions and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may prevent us from making certain distributions and result in our loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
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
As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Global Select Market.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.
The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. As of September 30, 2017, 53.0% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Increases in interest rates may affect the ability of our portfolio companies to repay debt or pay interest, which may in turn affect the value of our portfolio investments, and our business, financial condition and results of operations. Among other things, our portfolio companies:

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

•
are more likely to depend on the management talents and efforts of a small group of people; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

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
We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. Furthermore, such an investment strategy involves a dependence on the management talents and efforts of a small group of people as well as a greater vulnerability to economic downturns. We must therefore rely on the ability of our Investment Adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.
If we acquire the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
We may acquire the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.
We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied whether through a liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

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
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through a follow-on investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce the expected yield on the investment or impair the value of our investment in any such portfolio company.
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
Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to enter bankruptcy proceedings, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions may be taken with respect to the collateral and will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
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
As of September 30, 2017, our investments in Internet and software companies represented 17.2% of our total portfolio, at fair value. Our investments in Internet and software companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services. Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the United States and Europe. As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.
Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.
As of September 30, 2017, our investments in portfolio companies that operate in the healthcare sector represented 10.8% of our total portfolio, at fair value. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies that operate in the healthcare sector to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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
We do not, and do not expect to, control most of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor, including actions that could decrease the value of our investment. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation.
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
We have made in the past and may make in the future investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, our foreign investments generally do not constitute "qualifying assets" under the 1940 Act, under which qualifying assets must represent at least 70% of our total assets. See “Business Development Company Regulations — Qualifying Assets.”
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
The success of any hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rate or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risks Relating to Our Business and Structure- Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.”
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore have few restrictions with respect to the proportion of our assets that may be invested in securities of a single industry or issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single industry or issuer, excluding limitations on investments in other investment companies. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among industries or issuers. To the extent that we assume large positions in a certain type of security or the securities of a small number of industries or issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the security, industry or issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few industries or issuers.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries, including the healthcare and Internet and software industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. During the last two years, share of our common stock have regularly traded below our net asset value. We cannot predict whether our common stock will trade at, above or below net asset value.
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

•	inability to obtain any exemptive relief that may be required by us from the SEC;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, business development companies and SBICs;

•	loss of our business development company or RIC status;

•	changes in earnings or variations in operating results;

•	increases in expenses associated with defense of litigation and responding to SEC inquiries;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our Investment Adviser’s key personnel; and

•	general economic trends and other external factors.
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
Our 2028 Notes, 2024 Notes, and 2019 Notes, or, collectively, the Notes, are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2017, we had $226.5 million of outstanding borrowings under our ING facility and $29.5 million of borrowings outstanding under our Sumitomo facility.
The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Notes are obligations exclusively of Oaktree Specialty Lending Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. The assets of such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes.
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
Any default under the agreements governing our indebtedness, including the ING facility and our Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the ING facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the ING facility or the required holders of our Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the ING facility, our Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the ING facility, could proceed against the collateral securing the debt. Because the ING facility and our Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due. In the event holders of any debt securities we have outstanding exercise their rights to accelerate following a cross-default, those holders would be entitled to receive the principal amount of their investment, subject to any subordination arrangements that may be in place. We cannot assure you that we will have sufficient liquidity to be able to repay such amounts, in which case we would be in default under the accelerated debt and holders would have the ability to sue us to recover amounts then owing.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSI, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel. Our Investment Adviser is not subject to these subpoenas.

Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock currently trades on the NASDAQ Global Select Market under the symbol "OCSL." Through October 17, 2017, our common stock traded under the symbol "FSC." The following table sets forth, for each fiscal quarter during the two most recently completed fiscal years, the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended September 30, 2017
First quarter	$5.95	$5.10
Second quarter	$5.71	$4.31
Third quarter	$5.00	$3.90
Fourth quarter	$5.72	$4.51
Fiscal year ended September 30, 2016
First quarter	$6.53	$5.53
Second quarter	$6.52	$4.40
Third quarter	$5.53	$4.71
Fourth quarter	$6.32	$4.86
The last reported price for our common stock on November 28, 2017 was $5.20 per share. As of November 28, 2017, we had 66 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2017.
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
To maintain RIC tax treatment, we must, among other things, distribute dividends to our stockholders each taxable year of an amount generally, with respect to each taxable year, at least equal to 90% of our investment company net taxable income (i.e., the sum of our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital losses determined without regard to any deduction for dividends paid). Depending on the level of taxable income earned in a taxable year, we may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the taxable year in which such taxable income was generated. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business -Taxation as a Regulated Investment Company” and “Management's Discussion and Analysis of Financial Condition and Results of Operations -Regulated Investment Company Status and Distributions."
We have adopted an “opt out” dividend reinvestment plan, or DRIP, for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the DRIP so as to receive cash distributions.
In accordance with certain applicable Treasury regulations and related administrative authorities issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to certain requirements, including those relating to the amount of cash to be distributed to all stockholders in connection with such distributions. If too many stockholders elect to receive cash (which generally may not be less than 20% of the value of the overall distribution), each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or administrative authorities.
The following table reflects the distributions per share, including any return of capital, that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	(1)	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	(1)	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	(1)	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	(1)	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	(1)	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	(1)	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	(1)	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	(1)	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125

(1)	Shares were purchased on the open market and distributed.

Stock Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders on Oaktree Specialty Lending Corporation’s common stock relative to the cumulative total returns of the NYSE Composite index, the NASDAQ Financial index and a customized peer group of six companies that includes: Apollo Investment Corp., Ares Capital Corp., Blackrock Capital Investment Corp., Gladstone Capital Corp. and MVC Capital Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on September 30, 2012 and its relative performance is tracked through September 30, 2017. The stock performance graph shows returns during management by the Former Adviser.

	Sep 2012	Dec 2012	Mar 2013	Jun 2013	Sep 2013	Dec 2013	Mar 2014	Jun 2014	Sep 2014	Dec 2014
Oaktree Specialty Lending Corporation	100.00	97.52	105.90	103.19	104.32	96.13	100.93	107.72	103.27	93.02
NYSE Composite	100.00	102.95	111.75	113.23	119.62	130.01	132.40	138.99	136.26	138.78
NASDAQ Financial	100.00	101.10	116.33	123.33	129.19	144.60	146.42	145.11	141.78	153.14
Peer Group	100.00	105.20	110.14	106.29	110.83	116.78	118.39	122.82	114.86	111.82

	Mar 2015	Jun 2015	Sep 2015	Dec 2015	Mar 2016	Jun 2016	Sep 2016	Dec 2016	Mar 2017	Jun 2017	Sep 2017
Oaktree Specialty Lending Corporation (cont.)	86.49	79.62	77.10	82.07	66.93	66.97	82.83	79.03	69.95	73.95	85.17
NYSE Composite (cont.)	140.37	140.10	127.85	133.11	134.88	139.62	143.64	149.00	155.83	160.59	167.69
NASDAQ Financial (cont.)	156.01	162.51	151.30	158.00	154.11	156.68	170.11	199.15	198.43	208.84	223.04
Peer Group (cont.)	123.87	121.31	107.83	108.86	116.36	114.26	126.45	134.32	146.31	143.00	145.47

Selected unaudited quarterly financial data for Oaktree Specialty Lending Corporation for the years ended September 30, 2017, 2016 and 2015 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$35,732	$44,917	$45,555	$51,760	$59,160	$64,026	$59,563	$65,122	$63,770	$69,900	$66,467	$65,338
Net investment income	11,464	19,390	18,504	23,294	25,695	29,106	25,343	26,582	28,159	32,251	28,123	26,407
Net realized and unrealized loss	(136,935)	(25,447)	(9,703)	(97,536)	(29,128)	(34,324)	(20,363)	(89,468)	(30,548)	(11,740)	(2,380)	(54,877)
Net increase (decrease) in net assets resulting from operations	(125,471)	(6,057)	8,801	(74,242)	(3,433)	(5,218)	4,980	(62,886)	(2,389)	20,511	25,743	(28,470)
Net assets	867,657	1,010,750	1,019,626	1,030,272	1,142,288	1,184,376	1,225,974	1,263,113	1,353,094	1,403,213	1,410,302	1,407,822
Total investment income per common share	$0.25	$0.32	$0.32	$0.36	$0.41	$0.44	$0.40	$0.43	$0.42	$0.46	$0.43	$0.43
Net investment income per common share	0.08	0.14	0.13	0.16	0.18	0.20	0.17	0.18	0.18	0.21	0.18	0.17
Earnings (loss) per common share	(0.89)	(0.04)	0.06	(0.52)	(0.02)	(0.04)	0.03	(0.42)	(0.02)	0.13	0.17	(0.19)
Net asset value per common share at period end	6.16	7.17	7.23	7.31	7.97	8.15	8.33	8.41	9.00	9.15	9.20	9.18
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
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the year ended September 30, 2017, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions. As of September 30, 2017, there is no availability to repurchase additional common stock.
The following table presents the number of shares purchased during the year ended September 30, 2017, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—
November 1 - November 30	—	—	—
December 1 - December 31	2,298,247	5.44	2,298,247
January 1 - January 31	—	—	—
February 1 - February 29	—	—	—
March 1- March 31	—	—	—
April 1 - April 30	—	—	—
May 1 - May 31	—	—	—
June 1- June 30	—	—	—
July 1 - July 31	—	—	—
August 1 - August 31	—	—	—
September 1 - September 30	—	—	—
Total	2,298,247	$5.44	2,298,247	$—

Item 6.     Selected Financial Data
The following selected financial data should be read together with our Consolidated Financial Statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. The financial information as of and for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 set forth below was derived from our audited financial statements and related notes for Oaktree Specialty Lending Corporation.

	As of and for the Years Ended
(dollars in thousands, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013
Statement of Operations data:
Total investment income	$177,964	$247,872	$265,475	$293,954	$221,612
Base management fee, net	31,129	41,145	51,069	51,048	33,427
Incentive fee	10,713	22,091	28,575	35,472	28,158
All other expenses	64,729	97,338	70,891	64,860	45,074
Gain on extinguishment of unsecured convertible notes	—	—	—	—	—
Insurance recoveries	1,259	19,429	—	—	—
Net investment income	72,652	106,727	114,940	142,574	114,953
Net unrealized appreciation (depreciation) on investments	(97,543)	(47,924)	(71,674)	(32,164)	13,397
Net unrealized (appreciation) depreciation on secured borrowings	(296)	(76)	658	(53)	—
Realized gain (loss) on investments	(171,782)	(125,283)	(28,529)	2,175	(26,529)
Net increase (decrease) in net assets resulting from operations	(196,969)	(66,556)	15,395	112,532	101,821
Per share data:
Net asset value per common share at period end	$6.16	$7.97	$9.00	$9.64	$9.85
Market price at period end	5.47	5.81	6.17	9.18	10.29
Net investment income	0.51	0.72	0.75	1.00	1.04
Net realized and unrealized loss on investments and secured borrowings	(1.90)	(1.17)	(0.65)	(0.21)	(0.12)
Net increase (decrease) in net assets resulting from operations	(1.39)	(0.45)	0.10	0.79	0.92
Distributions per common share	0.465	0.72	0.79	1.00	1.15
Balance Sheet data at period end:
Total investments at fair value	$1,541,755	$2,165,491	$2,402,495	$2,495,914	$1,893,046
Cash, cash equivalents and restricted cash	59,913	130,362	143,484	109,046	147,359
Other assets	14,380	47,432	39,678	63,258	31,928
Total assets	1,616,048	2,343,285	2,585,657	2,668,218	2,072,333
Total liabilities	748,391	1,200,997	1,232,563	1,189,743	703,461
Total net assets	867,657	1,142,288	1,353,094	1,478,475	1,368,872
Other data:
Weighted average yield on debt investments (1)	9.6%	10.4%	10.8%	11.1%	11.1%
Number of portfolio companies at period end	125	129	135	124	99

(1)	Weighted average yield is calculated based upon our debt investments, including the return on the subordinated note investment in SLF JV I, at the end of the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Investment Adviser to find lower-risk investments to reposition our portfolio and to implement our Investment Adviser’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs; and

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
Except as otherwise specified, references to the “Company,” “we,” “us,” and “our,” refer to Oaktree Specialty Lending Corporation and its consolidated subsidiaries.
All dollar amounts in tables are in thousands, except share and per share amounts, percentages and as otherwise indicated.
Business Overview
We are a specialty finance company dedicated to providing customized, one-stop credit solutions to companies with limited access to public or syndicated capital markets. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, we have qualified and elected to be treated as a RIC under the Code for tax purposes.
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of OCG, a global investment manager specializing in alternative investments, pursuant the New Investment Advisory Agreement. OFA, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and we were named Fifth Street Finance Corp.
We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. Our Former Adviser defined small and mid-sized companies as those with annual EBITDA between $10 million and $120 million. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments, and to a lesser extent, capital appreciation from our equity investments.
Following entry into the New Investment Advisory Agreement, our Investment Adviser intends to reposition our portfolio into investments that are better aligned with our Investment Adviser's overall approach to credit investing. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 and $750 million. Going forward, we expect our portfolio to include a mix of first and second lien loans, including asset backed loans, unitranche loans, unsecured and mezzanine loans, preferred equity and certain equity co-investments as well as certain structured finance and other non-traditional structures. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

Business Environment and Developments
The opportunity set in credit is still dominated by the search for yield as central banks in Japan and Europe continue their accommodative monetary policies. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.
During the fiscal year 2017, the spread on the BAML High Yield Single B Index ranged between 3.43% and 5.34% and was 3.57% as of September 30, 2017.  In addition, during fiscal year 2017 the Credit Suisse Leveraged Loan Index spread ranged between 3.64% and 4.57% and was 3.87% as of September 30, 2017. The weighted average annual yield on the OCSL portfolio of 9.6% compares favorably in the current environment.
In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.

New Investment Advisory Agreement with Oaktree
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of OCSI and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the Former Investment Advisory Agreement and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Business-The Investment Adviser” and “-New Investment Advisory Agreement.”
Critical Accounting Policies

Basis of Presentation
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946.
Investment Valuation
We report our investments for which current market values are not readily available at fair value. We value our investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follow:

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

If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using “bid” and “ask” prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, our Investment Adviser obtains and analyzes readily available market quotations provided by independent pricing services for all of our first lien and second lien, or senior secured, debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Our Investment Adviser evaluates the prices obtained from independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield technique, we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including, the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by our Investment Adviser’s valuation team in conjunction with the Investment Adviser’s portfolio management team and investment professionals responsible for each portfolio investment;

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

•
The Audit Committee of our Board of Directors reviews the preliminary valuations with our Investment Adviser, and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee of our Board of Directors makes a recommendation to our Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments at September 30, 2017 and September 30, 2016 was determined in good faith by our Board of Directors. Our Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. We will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2017, 76.6% of our portfolio at fair value was valued by independent valuation firms. The percentage of our portfolio valued by independent valuation firms may vary from period to period based on the availability of market quotations for our portfolio investments during the respective periods. Typically, a higher percentage of our portfolio is valued by independent valuation firms in our fiscal fourth quarter due to additional year-end procedures. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
The percentages of our portfolio, at fair value, valued by independent valuation firms as of the end of each period during the current and two preceding fiscal years were as follows:

As of December 31, 2014	78.5%
As of March 31, 2015	72.9%
As of June 30, 2015	73.1%
As of September 30, 2015	88.3%
As of December 31, 2015	77.1%
As of March 31, 2016	69.2%
As of June 30, 2016	67.8%
As of September 30, 2016	89.8%
As of December 31, 2016	69.4%
As of March 31, 2017	68.6%
As of June 30, 2017	67.3%
As of September 30, 2017	76.6%
As of September 30, 2017 and September 30, 2016, approximately 95.4% and 92.4%, respectively, of our total assets represented investments in portfolio companies valued at prices equal to fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management’s judgment, are likely to continue timely payment of their remaining interest. As of September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.

In connection with our investment in a portfolio company, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
We generally recognize dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
We receive a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of September 30, 2017, we had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment.
PIK Interest
Our loans may contain contractual PIK interest provisions. The PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.
For a discussion of risks we are subject to as a result of our use of PIK interest in connection with our investments, see “Risk Factors - Risks Relating to Our Business and Structure - We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income,” “- We may in the future choose to pay distributions partly in our own stock, in which case you may be subject to tax in excess of the cash you receive” and “- Our incentive fee may induce our Investment Adviser to make speculative investments” elsewhere in this annual report.
To maintain our status as a RIC, income from PIK interest must be paid out to our stockholders as distributions, even though we have not yet collected the cash and may never collect the cash relating to the PIK interest. Accumulated PIK interest was $69.4 million, or 4.5%, of the fair value of our portfolio of investments as of September 30, 2017 and $62.6 million, or 2.9%, of fair value of our portfolio investments as of September 30, 2016. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the fiscal year ended September 30, 2017.

During the year ended September 30, 2017, we originated $574.9 million of investment commitments in 45 new and 12 existing portfolio companies and funded $568.3 million of investments.
During the year ended September 30, 2017, we received $800.9 million in connection with the full repayments and exits of 47 of our investments and an additional $144.5 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	September 30, 2017	September 30, 2016
Cost:
Senior secured debt	74.73%	78.36%
Subordinated debt	6.42	7.49
Debt investments in SLF JV I	7.32	6.34
LLC equity interests of SLF JV I	0.92	0.70
Purchased equity	6.40	3.61
Equity grants	2.78	2.40
Limited partnership interests	1.43	1.10
Total	100.00%	100.00%

	September 30, 2017	September 30, 2016
Fair value:
Senior secured debt	78.01%	78.02%
Subordinated debt	6.06	7.22
Debt investments in SLF JV I	8.35	5.96
LLC equity interests of SLF JV I	0.36	0.63
Purchased equity	5.10	5.27
Equity grants	0.45	1.86
Limited partnership interests	1.67	1.04
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	September 30, 2017	September 30, 2016
Cost:
Internet software & services	15.37%	15.80%
Healthcare services	11.98	16.60
Multi-sector holdings (1)	9.87	7.80
Healthcare equipment	5.67	5.24
Advertising	4.82	7.47
Data processing & outsourced services	4.42	3.68
Construction & engineering	3.86	2.90
Pharmaceuticals	3.46	2.61
Specialty stores	3.33	2.04
Airlines	3.28	3.11
Application software	2.93	2.13
Education services	2.85	1.03
Environmental & facilities services	2.84	4.34
Research & consulting services	2.16	2.76
Air freight and logistics	1.85	1.39
Leisure facilities	1.76	1.49
Integrated telecommunication services	1.75	2.47
Housewares & specialties	1.70	—
Oil & gas equipment services	1.57	2.00
Casinos & gaming	1.33	—
Consumer electronics	1.32	1.09
Home improvement retail	1.31	1.07
Diversified support services	1.29	3.73
Auto parts & equipment	1.21	0.73
Industrial machinery	0.86	2.04
Distributors	0.85	—
Security & alarm services	0.75	0.59
Real Estate Services	0.74	—
Other diversified financial services	0.69	0.65
Hypermarkets & super centers	0.68	—
Precious metals & minerals	0.42	—
Thrift & mortgage finance	0.41	0.35
Trucking	0.40	—
Computer & electronics retail	0.36	—
Multi-utilities	0.35	—
Commercial printing	0.34	0.27
Apparel, accessories & luxury goods	0.29	0.69
Restaurants	0.28	0.22
Food retail	0.24	0.18
IT consulting & other services	0.23	2.27
Specialized finance	0.18	—
Food distributors	—	0.52
Specialized consumer services	—	0.39
Healthcare technology	—	0.35
Total	100.00%	100.00%

	September 30, 2017	September 30, 2016
Fair value:
Internet software & services	17.20%	15.09%
Multi-sector holdings (1)	10.67	7.37
Healthcare services	6.09	16.64
Advertising	5.43	6.90
Healthcare equipment	4.73	5.58
Data processing & outsourced services	4.43	3.71
Pharmaceuticals	4.07	2.79
Airlines	3.86	3.56
Specialty stores	3.69	2.09
Application software	3.50	2.35
Environmental & facilities services	3.29	4.66
Construction & engineering	3.26	2.90
Research & consulting services	2.50	2.93
Education services	2.48	0.91
Leisure facilities	2.11	1.59
Integrated telecommunication services	2.03	2.45
Housewares & specialties	1.93	—
Oil & gas equipment services	1.84	0.78
Home improvement retail	1.61	1.21
Consumer electronics	1.56	1.16
Casinos & gaming	1.52	—
Diversified support services	1.46	3.50
Auto parts & equipment	1.41	0.86
Industrial machinery	0.97	2.38
Distributors	0.96	—
Security & alarm services	0.85	0.64
Real Estate Services	0.84	—
Other diversified financial services	0.76	0.68
Hypermarkets & super centers	0.75	—
Precious metals & minerals	0.48	—
Trucking	0.46	—
Computer & electronics retail	0.42	—
Multi-utilities	0.41	—
Thrift & mortgage finance	0.40	0.27
Commercial printing	0.39	0.28
Leisure products	0.38	1.62
Restaurants	0.32	0.23
Food retail	0.28	0.19
IT consulting & other services	0.25	2.38
Specialized finance	0.21	—
Air freight and logistics	0.12	0.33
Apparel, accessories & luxury goods	0.08	0.68
Food distributors	—	0.53
Specialized consumer services	—	0.42
Healthcare technology	—	0.34
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which we had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of September 30, 2017, September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2017				September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,299,793	83.59%	$1,357,794	95.29%	$1,890,606	89.80%	$1,854,228	93.89%	$2,226,334	95.08%	$2,206,418	97.97%
PIK non-accrual (1)	10,227	0.66	379	0.03	40,187	1.91	31,548	1.60	66,579	2.84	28,145	1.25
Cash non-accrual (2)	244,952	15.75	66,636	4.68	174,629	8.29	89,036	4.51	48,694	2.08	17,600	0.78
Total	$1,554,972	100.00%	$1,424,809	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,341,607	100.00%	$2,252,163	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The non-accrual status of our portfolio investments as of September 30, 2017, September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2017	September 30, 2016	September 30, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan (2)	—	—	PIK non-accrual (1)
CCCG, LLC (3)	—	—	Cash non-accrual (1)
JTC Education, Inc. (2)	—	—	Cash non-accrual (1)
Answers Corporation (4)(5)	—	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	—
Express Group Holdings LLC (3)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (6)	—	Cash non-accrual (1)	—
ERS Acquisition Corp. (4)	—	PIK non-accrual (1)	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
Cenegenics, LLC	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Advanced Pain Management	Cash non-accrual (1)	—	—
Metamorph US 3, LLC	Cash non-accrual (1)	—	—
  __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	We no longer held this investment as of September 30, 2017 and September 30, 2016.

(3)
In March 2016, we restructured our investment in CCCG, LLC. As part of the restructuring, we exchanged cash and our debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC. As of September 30, 2017, we no longer held an investment in Express Group Holdings LLC.

(4)	We no longer held this investment as of September 30, 2017.

(5)	As of September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual. As of September 30, 2015, only the second lien term loan was on PIK non-accrual.

(6)
In March 2017, we restructured our investment in AdVenture Interactive, Corp. As part of the restructuring, we exchanged a portion of our debt securities for equity securities in the restructured entity.

Income non-accrual amounts, which may include amounts for investments that were no longer held at the end of the period, for the years ended September 30, 2017, September 30, 2016 and September 30, 2015 were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$18,327	$13,737	$5,179
PIK interest income	7,801	7,225	8,423
OID income	154	27,886	4,627
Total	$26,282	$48,848	$18,229

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Kemper to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. As of September 30, 2017 and September 30, 2016, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I. As of September 30, 2017 and September 30, 2016, we owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 32 and 37 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of September 30, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
SLF JV I has the $200.0 million Deutsche Bank I facility with Deutsche Bank AG, New York Branch with a maturity date of July 1, 2019. Borrowings under the Deutsche Bank I facility bear interest at a rate equal to LIBOR plus 2.50% per annum. There was $71.5 million and $100.0 million outstanding under this facility as of September 30, 2017 and September 30, 2016, respectively.
SLF JV I also has the $200.0 million Deutsche Bank II facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank II facility, bringing SLF JV I’s total debt capacity to $400.0 million. On June 29, 2017, the Deutsche Bank II facility was assigned by Credit Suisse AG, Cayman Islands Branch to Deutsche Bank AG, New York Branch. The Deutsche Bank II facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum. There was $41.6 million and $67.0 million outstanding under this facility as of September 30, 2017 and September 30, 2016, respectively.
Borrowings under the Deutsche Bank I facility and Deutsche Bank II facility are secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
We have determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in SLF JV I.
As of September 30, 2017 and September 30, 2016, SLF JV I had total assets of $276.8 million and $338.5 million. As of September 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of approximately $101.0 million and $27.6 million, at fair value, respectively. As of September 30, 2016, our investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring of our and Kemper’s investment in SLF JV I, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility and Deutsche Bank II facility described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC.

As of September 30, 2017 and September 30, 2016, we and Kemper had funded approximately $165.5 million and $183.9 million, respectively, to SLF JV I, of which $144.8 million and $160.9 million, respectively, was from us. As of September 30, 2017, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of September 30, 2016, we had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of September 30, 2017 and September 30, 2016, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Senior secured loans (1)	$245,063	$324,406
Weighted average interest rate on senior secured loans (2)	7.70%	7.84%
Number of borrowers in SLF JV I	32	37
Largest exposure to a single borrower (1)	$18,374	$19,775
Total of five largest loan exposures to borrowers (1)	$82,728	$93,926
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox, Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.99%	18,374	18,182	18,557
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.08%	4,610	4,578	4,610
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.83%	5,836	5,818	5,766

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,884	8,875
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.49%	5,959	5,925	5,982
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.34%	6,118	6,066	5,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.83%	10,896	10,900	10,833
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25% (1% floor)	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.24%	8,594	8,566	8,487
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526
__________________
(1) Represents the current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I as of September 30, 2017.
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
(5) This investment was on cash non-accrual status as of September 30, 2017.

SLF JV I Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	6.75%	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	8.75%	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	6.25%	8,083	8,105	8,121
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.00%	5,890	5,884	5,848
		301,913.06 Class B Preferred Units					302	331
		928.96 Class A Common Units					5,474	2,471
Total Ameritox, Ltd.						5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.00%	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	6.25%	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	6.25%	9,825	9,689	9,806
Total Compuware Corporation						13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	7.50%	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.50%	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9.75%	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	9.75%	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.50%	19,160	18,869	18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	7.75%	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.50%	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.00%	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.00%	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC						18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8.50%	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	8.00%	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9.00%	19,043	19,015	18,858
Lytx, Inc. (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	9.50%	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	6.25%	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	7.50%	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.00%	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	9.00%	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	9.00%	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	9.00%	1,136	1,128	1,133
Total My Alarm Center, LLC						8,642	8,614	8,652

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.75%	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.00%	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.50%	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	8.02%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.00%	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	6.50%	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	6.00%	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8.75%	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	5.50%	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	6.00%	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.00%	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	6.00%	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.50%	2,680	2,658	2,666
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9.00%	9,924	9,882	9,875
						$324,406	$327,720	$315,153
 ___________________
(1) Represents the current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
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
The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us was $101.0 million as of September 30, 2017. We earned interest of $5.2 million on its investments in these notes for the year ended September 30, 2017. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us was $27.6 million as of September 30, 2017. We earned PIK interest of $3.0 million on our investments in these notes for the year ended September 30, 2017. The cost and fair value of the subordinated notes of SLF JV I held by us was $144.8 million and $129.0 million as of September 30, 2016. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and we earned interest income of $2.9 million, $12.0 million and $6.9 million on its investments in these notes for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $5.5 million, respectively, as of September 30, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. We earned dividend income of earned dividend income of $1.1 million, $5.8 million and $7.9 million for the years ended September 30, 2017, 2016 and 2015, respectively, with respect to its LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of September 30, 2017 and September 30, 2016 and for the years ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2017: $251,648; cost September 30, 2016: $327,720)	$235,526	$315,153
Receivables from secured financing arrangements at fair value (cost September 30, 2017: $9,783; cost September 30, 2016: $10,014)	8,305	9,672
Cash and cash equivalents	24,389	1,878
Restricted cash	5,097	7,080
Other assets	3,485	4,700
Total assets	$276,802	$338,483

Senior credit facilities payable	$113,053	$167,012
Debt securities payable at fair value (proceeds September 30, 2017: $147,052; proceeds September 30, 2016: $165,533)	147,052	147,433
Other liabilities	10,383	8,371
Total liabilities	$270,488	$322,816
Members' equity	6,314	15,667
Total liabilities and members' equity	$276,802	$338,483

	Year ended September 30, 2017	Year ended September 30, 2016
Selected Statements of Operations Information:
Interest income	$23,222	$30,156
Other income	869	840
Total investment income	24,091	30,996
Interest expense	22,195	23,262
Other expenses	700	501
Total expenses (1)	22,895	23,763
Net unrealized appreciation (depreciation)	(22,789)	7,438
Net realized gain (loss)	13,350	(7,771)
Net income (loss)	$(8,243)	$6,900
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under ASC Topic 825 — Financial Instruments, or ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2017, we sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. During the year ended September 30, 2016, the Company sold $99.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $92.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.9 million realized loss on these transactions.
Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, dividends, fees, and other investment income and total expenses. Net realized gain (loss) on investments and secured borrowings is the difference between the proceeds received from dispositions of portfolio investments and secured borrowings and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
Comparison of Years ended September 30, 2017 and September 30, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the years ended September 30, 2017 and September 30, 2016 was $178.0 million and $247.9 million, respectively. For the year ended September 30, 2017, this amount primarily consisted of $163.4 million of interest income from portfolio investments (which included $11.1 million of PIK interest), $10.5 million of fee income and $4.0 million of dividend income. For the year ended September 30, 2016, this amount primarily consisted of $211.2 million of interest income from portfolio investments (which included $14.0 million of PIK interest), $22.7 million of fee income and $14.0 million of dividend income.
The decrease of $69.9 million in our total investment income for the year ended September 30, 2017, as compared to the year ended September 30, 2016, was due primarily to a $47.8 million decrease in interest income, which was attributable to a decrease in the size of our investment portfolio, a $12.2 million decrease in fee income, which was attributable to a lower number of direct originations during the current year, and a $10.0 million decrease in dividend income, which was attributable to lower dividend income earned on our investments in Yeti Acquisition, LLC and SLF JV I in the current year.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the years ended September 30, 2017 and September 30, 2016 were $105.3 million and $141.1 million, respectively. Net expenses decreased for the year ended September 30, 2017, as compared to the year ended September 30, 2016, by $35.8 million, or 25.4%, due primarily to a $10.1 million decrease in base management fees, which was attributable to a reduction in the size of our portfolio, an $11.4 million decrease in Part I incentive fees, which was attributable to lower pre-incentive fee net investment income in the current year, a $9.5 million decrease in professional fees due to the settlement of litigation matters and a $4.7 million decrease in interest expense attributable to lower levels of outstanding debt in the current year.
Net Investment Income
As a result of the $69.9 million decrease in total investment income and the $35.8 million decrease in net expenses, net investment income for the year ended September 30, 2017 decreased by $34.1 million, or 31.9%, compared to the year ended September 30, 2016.
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
Realized losses on investments and secured borrowings increased from $125.3 million for the year ended September 30, 2016 to $171.8 million for the year ended September 30, 2017. Realized losses for the year ended September 30, 2017 were primarily the result of the restructuring or disposition of investments in five portfolio companies on non-accrual status as well as the restructuring of SLF JV I. For the year ended September 30, 2016, realized losses were driven primarily by the restructuring or disposition of investments in four portfolio companies on non-accrual status.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2017 and September 30, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized depreciation on investments and secured borrowings increased from $48.0 million for the year ended September 30, 2016 to $97.8 million for the year ended September 30, 2017. Net unrealized depreciation for the year ended September 30, 2017 was primarily the result of significant write-downs on our investment portfolio, including $111.9 million of aggregate write-downs on four investments, partially offset by net reclassifications to realized losses (resulting in unrealized appreciation). Net unrealized depreciation for the year ended September 30, 2016 was primarily the result of significant write-downs on our investment portfolio, including $67.4 million of aggregate write-downs on four investments, partially offset by net reclassifications to realized losses (resulting in unrealized appreciation).
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the years ended September 30, 2017 and September 30, 2016.
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
The decrease of $17.6 million in our total investment income for the year ended September 30, 2016, as compared to the year ended September 30, 2015, was primarily due to a decrease in interest income, which was attributable to a decrease in the size of our investment portfolio and, to a lesser extent, additional investments on which we stopped accruing cash and/or PIK interest or OID income.
Expenses
Net expenses (expenses net of base management fee waivers and insurance recoveries) for the years ended September 30, 2016 and September 30, 2015 were $141.1 million and $150.5 million, respectively. Net expenses decreased for the year ended September 30, 2016, as compared to the year ended September 30, 2015, by $9.4 million, or 6.2%, due primarily to a $9.9 million decrease in base management fees, which was attributable to the permanent fee reduction that we agreed to with our Former Adviser effective January 1, 2016, a $6.5 million decrease in Part I incentive fees, which was attributable to lower pre-incentive fee net investment income in the year ended September 30, 2016, and a $2.0 million decrease in interest expense, which was attributable to the repayment of our convertible notes on April 1, 2016, partially offset by a $9.9 million increase in professional fees related to litigation and matters related to the solicitation of proxies in connection with meetings of our stockholders.
Net Investment Income
As a result of the $17.6 million decrease in total investment income and the $9.4 million decrease in net expenses, net investment income for the year ended September 30, 2016 decreased by $8.2 million, or 7.1%, compared to the year ended September 30, 2015.
Realized Gain (Loss) on Investments and Secured Borrowings
Realized losses on investments and secured borrowings increased from $28.5 million for the year ended September 30, 2015 to $125.3 million for the year ended September 30, 2016. For the year ended September 30, 2016, realized losses were driven primarily by the restructuring or disposition of investments in four portfolio companies on non-accrual status. For the year ended September 30, 2015, realized loss was primarily the result of the restructuring of one portfolio company on non-accrual status and the disposition of one portfolio company.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding investment realization events for the years ended September 30, 2016 and September 30, 2015.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized depreciation on investments and secured borrowings decreased from $71.0 million for the year ended September 30, 2015 to $48.0 million for the year ended September 30, 2016. Net unrealized depreciation for the year ended September 30, 2016 was primarily the result of significant write-downs on our investment portfolio, including $67.4 million of aggregate write-downs on four investments, partially offset by net reclassifications to realized losses (resulting in unrealized appreciation). Net unrealized depreciation for the year ended September 30, 2015 was primarily the result of significant write-downs on our investment portfolio, including $71.9 million of aggregate write-downs on four investments, partially offset by net reclassifications to realized losses (resulting in unrealized appreciation).

See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the years ended September 30, 2016 and September 30, 2015.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding Notes in open-market transactions, privately negotiated transactions or otherwise.
Although we may fund the growth of our investment portfolio through equity offerings, our plans to do so may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we are currently limited in our ability to raise equity capital absent stockholder approval to issue shares of our common stock at prices below then-current net asset value per share.
For the year ended September 30, 2017, we experienced a net decrease in cash and cash equivalents of $64.9 million. During that period, we received $492.4 million of net cash from operating activities, primarily from $945.4 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $72.7 million of net investment income, partially offset by funding $568.3 million of investments and net revolvers. During the same period, net cash used by financing activities was $557.3 million, primarily consisting of $260.3 million of net repayments under our credit facilities, $213.3 million of repayments of borrowings under SBA debentures payable, $62.5 million of cash distributions paid to our stockholders, $14.8 million of repurchases of common stock under our stock repurchase program and DRIP, and $5.4 million of repayments of secured borrowings.
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
As of September 30, 2017, we had $59.9 million in cash and cash equivalents (including $6.9 million of restricted cash), portfolio investments (at fair value) of $1.5 billion, $6.9 million of interest, dividends and fees receivable, $58.7 million of net payables from unsettled transactions, $256.0 million of borrowings outstanding under our credit facilities, $406.1 million of unsecured notes payable (net of unamortized financing costs), $13.3 million of secured borrowings (at fair value) and unfunded commitments of $118.1 million. As of September 30, 2017, included in restricted cash was $6.8 million that was held at U.S. Bank, National Association in connection with our credit facility with SMBC.
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
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	0.4 million
August 3, 2016	October 14, 2016	October 31, 2016	0.06	8.2 million	81,391	0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125
 ______________

(1)	Shares were purchased on the open market and distributed.
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
On November 28, 2016, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the year ended September 30, 2017, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the new common stock repurchase program. As of September 30, 2017, there is no availability under the new common stock repurchase program to repurchase additional common stock.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
SBIC Subsidiaries
As of September 30, 2017, FSMP IV had no SBA-guaranteed debentures outstanding, and we had commenced actions to surrender the license for FSMP IV to the SBA. During the year ended September 30, 2017, FSMP IV repaid $138.3 million of SBA-guaranteed debentures. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 million (net of unamortized financing costs) and a fair value of $131.0 million.
As of September 30, 2017, FSMP V had no SBA-guaranteed debentures outstanding, and we had commenced actions to surrender the license for FSMP V to the SBA. During the year ended September 30, 2017, FSMP V repaid $75.0 million of SBA-guaranteed debentures. As of September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.4 million (net of unamortized financing costs) and a fair value of $67.5 million.
For the years ended September 30, 2017, 2016 and 2015, we recorded aggregate interest expense of $9.3 million, $9.5 million and $9.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
ING Facility
As of September 30, 2017, the ING facility permitted up to $525 million of borrowings, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at our option) plus 2.25% per annum, with no LIBOR floor, assuming we maintain our current credit rating. As of September 30, 2017, the period during which the Company may make and reinvest borrowings under the facility expires on January 31, 2018 and the maturity date of the facility is August 6, 2018.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.
The following table describes significant financial covenants, as of September 30, 2017, with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description	Target Value	June 30, 2017 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $825 million plus 50% of the aggregate net proceeds of all sales of equity interests after August 6, 2013	$900 million	$1,011 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.10:1	2.10:1	2.32:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.25:1	2.25:1	2.72:1
Minimum net worth	Net worth shall not be less than $750 million	$750 million	$848 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017. We were also in compliance with all financial covenants under these credit facilities based on the financial information contained in this Annual Report Form 10-K.
As of September 30, 2017, we had $226.5 million of borrowings outstanding under the ING facility, which had a fair value of $226.5 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.191%, 2.781% and 2.557% for the years ended September 30, 2017, 2016 and 2015. For the years ended September 30, 2017, 2016 and 2015, we recorded interest expense of $13.6 million, $15.1 million and $13.4 million, respectively, related to the ING facility.
Sumitomo Facility
As of September 30, 2017, borrowings under the Sumitomo facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. As of September 30, 2017, the period during which we may make and reinvest borrowings under the facility expired on September 16, 2017, and the maturity date of the facility is the earlier of (a) August 6, 2018 and (b) the date on which the ING facility is repaid, refinanced or terminated. As of September 30, 2017, we have no remaining availability under the Sumitomo facility.
As of September 30, 2017, we had $29.5 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $29.5 million. Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.108%, 2.432% and 2.433% for the years ended September 30, 2017, 2016 and 2015. For the years ended September 30, 2017, 2016 and 2015. For the years ended September 30, 2017, 2016 and 2015, we recorded interest expense of $2.4 million, $1.9 million and $1.9 million, respectively, related to the Sumitomo facility.

2019 Notes

For the years ended September 30, 2017, 2016 and 2015, we recorded interest expense of $13.3 million, $13.3 million and $13.4 million, respectively, related to the 2019 Notes. During the year ended September 30, 2017, 2016 and 2015, we did not repurchase any of the 2019 Notes in the open market.
As of September 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.4 million and $250.6 million, respectively. As of September 30, 2016, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $247.3 million and $256.9 million, respectively.
2024 Notes
For each of the years ended September 30, 2017, 2016 and 2015, we recorded interest expense of $4.6 million related to the 2024 Notes. During the years ended September 30, 2017, 2016 and 2015, we did not repurchase any of the 2024 Notes in the open market.
As of September 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.5 million and $76.0 million, respectively. As of September 30, 2016, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.3 million and $76.7 million, respectively. As of September 30, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “FSCE.” As of October 17, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the years ended September 30, 2017, 2016 and 2015, we recorded interest expense of $5.5 million related to the 2028 Notes. During the years ended September 30, 2017, 2016 and 2015, we did not repurchase any of the 2028 Notes in the open market.
As of September 30, 2017, there were $84.2 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.2 million and $87.5 million, respectively. As of September 30, 2016, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.0 and $88.7 million, respectively. As of September 30, 2017, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol “FSCFL.” As of October 17, 2017, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of September 30, 2017, secured borrowings at fair value totaled $13.3 million and the fair value of the loan that is associated with these secured borrowings was $40.9 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2017, 2016 and 2015, there were $5.4 million, $2.9 million and $62.8 million of net repayments on secured borrowings, respectively.
For the years ended September 30, 2017, 2016 and 2015, the secured borrowings bore interest at a weighted average interest rate of 8.08%, 7.26% and 4.80%, respectively. For the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $1.2 million, $1.5 million and $1.7 million, respectively, related to the secured borrowings.
As of September 30, 2017, there were $13.5 million of secured borrowings outstanding, which had a fair value of $13.3 million. As of September 30, 2016, there were $18.9 million of secured borrowings outstanding, which had a fair value of $18.4 million.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017, our only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. As of September 30, 2016, our only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of our portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2017 and September 30, 2016 is shown in the table below:

	September 30, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	9,326	5,596
Edge Fitness, LLC	8,353	8,353
InMotion Entertainment Group, LLC	7,544	6,856
BeyondTrust Software, Inc.	5,995	5,995
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC (1)(2)	4,180	—
Impact Sales, LLC	3,234	—
Systems, Inc.	3,030	—
Thing5, LLC	3,000	5,000
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	—
Traffic Solutions Holdings, Inc.	2,998	2,682
Motion Recruitment Partners LLC	2,900	2,900
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,760	2,054
Edmentum, Inc.(1)	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
Refac Optical Group	2,080	6,400
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
Ministry Brands, LLC	1,708	15,000
Sailpoint Technologies, Inc.	1,500	—
Metamorph US 3, LLC (1)	1,470	3,675
Senior Loan Fund JV 1, LLC	1,328	14,065
TransTrade Operators, Inc. (1)(3)	1,052	424
Webster Capital III, L.P. (limited partnership)	736	1,013
Riverside Fund V, LP (limited partnership interest)	539	853
Garretson Firm Resolution Group, Inc.	508	1,066
Sterling Capital Partners IV, L.P. (limited partnership interest)	490	485
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	472	813
Tailwind Capital Partners II, L.P. (limited partnership interest)	391	1,005
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	476
RCP Direct II, LP (limited partnership interest)	364	654
Cenegenics, LLC (1)(3)	297	1,001
Riverside Fund IV, LP (limited partnership interest)	254	544
ACON Equity Partners III, LP (limited partnership interest)	239	204
RCP Direct, LP (limited partnership interest)	184	236
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Milestone Partners IV, LP (limited partnership interest)	180	261
SPC Partners V, L.P. (limited partnership interest)	159	602
Riverlake Equity Partners II, LP (limited partnership interest)	129	177
L Squared Capital Partners (limited partnership interest)	—	308
Legalzoom.com, Inc.	—	15,427
TigerText, Inc.	—	10,000
RP Crown Parent, LLC	—	9,414
TIBCO Software, Inc.	—	5,800

Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Adventure Interactive, Corp. (2)	—	4,846
Baart Programs, Inc.	—	4,762
Discovery Practice Management, Inc.	—	3,958
OBHG Management Services, LLC	—	3,836
First American Payment Systems, LP	—	3,000
My Alarm Center, LLC	—	2,940
Eagle Hospital Physicians, Inc.	—	2,753
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
ExamSoft Worldwide, Inc.	—	2,000
Accruent, LLC	—	1,900
Total	$118,073	$215,651
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2017.
(2) This investment was on cash non-accrual status as of September 30, 2016.
(3) This portfolio company does not have the ability to draw on this unfunded commitment as of September 30, 2017.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the SBA debentures, the ING facility, the Sumitomo facility, our 2019 Notes, our 2024 Notes, our 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2016	Debt Outstanding as of September 30, 2017	Weighted average debt outstanding for the year ended September 30, 2017	Maximum debt outstanding for the year ended September 30, 2017
SBA debentures	$213,300	$—	$159,201	$213,300
ING facility	472,495	226,495	356,961	530,495
Sumitomo facility	43,800	29,500	40,379	44,000
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	18,929	13,489	14,581	18,929
Total debt	$1,159,774	$680,734	$982,372

The following table reflects our contractual obligations arising from the ING facility, the Sumitomo facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of September 30, 2017
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING facility	$226,495	$226,495	$—	$—	$—
Interest due on ING facility	6,733	6,733	—	—	—
Sumitomo facility	29,500	29,500	—	—	—
Interest due on Sumitomo facility	886	886	—	—	—
Secured borrowings	13,489	—	13,489	—	—
Interest due on secured borrowings	1,857	612	1,245	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	17,263	12,188	5,075	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	31,230	4,406	8,813	8,813	9,198
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	55,940	5,283	10,566	10,566	29,525
Total	$794,643	$286,103	$289,188	$19,379	$199,973

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
To maintain RIC tax treatment, we must, among other things, distribute dividends, with respect to each taxable year, of an amount at least equal to 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any), determined without regard to any deduction for dividends paid. As a RIC, we are also subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. We anticipate timely distribution of our taxable income in accordance with tax rules. We did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and do not expect to incur a U.S. federal excise tax for the calendar year 2017. We may incur a federal excise tax in future years.
We intend to distribute at least 90% of our annual taxable income (which includes our taxable interest and fee income) to our stockholders. The covenants contained in the ING facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement associated with our ability to be subject to tax as a RIC. Also, until we complete the surrender of our SBIC licenses to the SBA, distributions from our SBIC subsidiaries may be limited by the Small Business Investment Act and SBA regulations governing SBICs. In addition, we may retain for investment some or all of our net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal and taxable year fall below the total amount of our dividend distributions for that fiscal and taxable year, a portion of those distributions may be deemed a return of capital to our stockholders.
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
A RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to certain limitations regarding the aggregate amount of cash to be distributed to all stockholders. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these guidelines.
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2017.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	85.8%	—
Related Party Transactions
We have entered into the New Investment Advisory Agreement with our Investment Adviser and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of the Investment Adviser. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by OCG. See “Item 1. Business-The Investment Adviser” and “-New Investment Advisory Agreement.”
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was our Former Administrator, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman and Alexander C. Frank, each an interested member of our Board of Directors prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser. See “Item 1. Business-Our Former Adviser and Administrator.”
Recent Developments
On November 17, 2017, we entered into the Ninth Amendment, or the Ninth ING Amendment, that amends the documents governing the ING facility. The Ninth ING Amendment (a) decreased the minimum amount of shareholders’ equity we are required to have under the documents governing the ING facility as of the last day of any fiscal quarter, starting with the quarter ending September 30, 2017, to $700 million and (b) decreased the minimum amount of net worth that we are required to maintain at any time, starting with the quarter ending September 30, 2017, to $650 million.
On November 24, 2017, Fifth Street Funding II, LLC, as the borrower under the Sumitomo Facility, repaid all outstanding borrowings thereunder, following which the Sumitomo facility was terminated. Obligations under the Sumitomo facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the ING facility is repaid, refinanced or terminated.
Recently Issued Accounting Standards
See “Note 2. Significant Accounting Policies” in the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our Consolidated Financial Statements.

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

As of September 30, 2017, 83.6% of our debt investment portfolio (at fair value) and 81.9% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of September 30, 2017 and September 30, 2016 was as follows:

	September 30, 2017		September 30, 2016
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$201,365	16.91%	$271,484	16.98%
1% to under 2%	989,575	83.09	1,324,121	82.83
2% to under 3%	—	—	—	—
3% and over	—	—	3,000	0.19
Total	$1,190,940	100.00%	$1,598,605	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
500	$61,700	$(13,100)	$48,600
400	50,300	(10,400)	39,900
300	39,000	(7,700)	31,300
200	27,600	(5,000)	22,600
100	16,200	(2,300)	13,900

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$59,913	$—	$130,362	$—
Prime rate	1,061	—	12,344	—
LIBOR
30 day	42,165	255,993	42,087	516,295
90 day	1,254,246	13,491	1,665,339	18,929
Fixed rate	290,427	411,250	408,136	624,550
Total	$1,647,812	$680,734	$2,258,268	$1,159,774

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Oaktree Specialty Lending Corporation

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp.) and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to not designing or maintaining effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of September 30, 2017 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmation had not been received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 29, 2017

Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2017	September 30, 2016
ASSETS
Investments at fair value:
Control investments (cost September 30, 2017: $444,826; cost September 30, 2016: $456,493)	$305,271	$388,267
Affiliate investments (cost September 30, 2017: $33,743; cost September 30, 2016: $34,955)	36,983	39,769
Non-control/Non-affiliate investments (cost September 30, 2017: $1,279,096; cost September 30, 2016: $1,792,410)	1,199,501	1,737,455
Total investments at fair value (cost September 30, 2017: $1,757,665; cost September 30, 2016: $2,283,858)	1,541,755	2,165,491
Cash and cash equivalents	53,018	117,923
Restricted cash	6,895	12,439
Interest, dividends and fees receivable	6,892	15,568
Due from portfolio companies	5,670	4,077
Receivables from unsettled transactions	—	5,346
Deferred financing costs	1,304	2,234
Insurance recoveries receivable	—	19,729
Other assets	514	478
Total assets	$1,616,048	$2,343,285
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,417	$2,533
Base management fee and Part I incentive fee payable	6,750	15,958
Due to FSC CT	1,815	2,204
Interest payable	3,167	3,912
Amounts payable to syndication partners	1	754
Director fees payable	184	566
Payables from unsettled transactions	58,691	6,234
Legal settlements payable	—	19,500
Credit facilities payable	255,995	516,295
SBA debentures payable (net of $3,289 of unamortized financing costs as of September 30, 2016)	—	210,011
Unsecured notes payable (net of $4,737 and $5,956 of unamortized financing costs as of September 30, 2017 and September 30, 2016, respectively)	406,115	404,630
Secured borrowings at fair value (proceeds September 30, 2017: $13,489; proceeds September 30, 2016: $18,929)	13,256	18,400
Total liabilities	748,391	1,200,997
Commitments and contingencies (Note 16)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding at September 30, 2017; 143,259 shares issued and outstanding at September 30, 2016	1,409	1,433
Additional paid-in-capital	1,579,278	1,591,467
Net unrealized depreciation on investments and secured borrowings	(215,677)	(117,838)
Net realized loss on investments and secured borrowings	(478,010)	(306,228)
Accumulated overdistributed net investment income	(19,343)	(26,546)
Total net assets (equivalent to $6.16 and $7.97 per common share at September 30, 2017 and September 30, 2016, respectively) (Note 12)	867,657	1,142,288
Total liabilities and net assets	$1,616,048	$2,343,285
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Interest income:
Control investments	$14,230	$17,122	$15,541
Affiliate investments	3,939	4,110	4,338
Non-control/Non-affiliate investments	133,344	175,584	195,988
Interest on cash and cash equivalents	810	380	55
Total interest income	152,323	197,196	215,922
PIK interest income:
Control investments	6,631	4,987	5,029
Affiliate investments	788	822	860
Non-control/Non-affiliate investments	3,674	8,219	7,500
Total PIK interest income	11,093	14,028	13,389
Fee income:
Control investments	1,244	2,715	1,841
Affiliate investments	753	320	52
Non-control/Non-affiliate investments	8,510	19,643	20,371
Total fee income	10,507	22,678	22,264
Dividend and other income:
Control investments	3,954	9,175	12,574
Non-control/Non-affiliate investments	87	4,795	1,326
Total dividend and other income	4,041	13,970	13,900
Total investment income	177,964	247,872	265,475
Expenses:
Base management fee	31,369	41,483	51,615
Part I incentive fee	10,713	22,091	28,575
Professional fees	5,703	15,232	4,079
Board of Directors fees	872	966	722
Interest expense	49,935	54,621	56,654
Administrator expense	2,217	1,891	3,090
General and administrative expenses	5,999	5,128	6,346
Loss on legal settlements	3	19,500	—
Total expenses	106,811	160,912	151,081
Base management fee waived	(240)	(338)	(546)
Insurance recoveries	(1,259)	(19,429)	—
Net expenses	105,312	141,145	150,535
Net investment income	72,652	106,727	114,940
Unrealized appreciation (depreciation) on investments:
Control investments	(71,329)	(53,599)	(21,874)
Affiliate investments	(1,574)	845	962
Non-control/Non-affiliate investments	(24,640)	4,830	(50,762)
Net unrealized depreciation on investments	(97,543)	(47,924)	(71,674)
Net unrealized (appreciation) depreciation on secured borrowings	(296)	(76)	658
Realized gain (loss) on investments and secured borrowings:
Control investments	(59,722)	(9,318)	(4,516)
Affiliate investments	—	3	72
Non-control/Non-affiliate investments	(112,060)	(115,968)	(24,085)
Net realized loss on investments and secured borrowings	(171,782)	(125,283)	(28,529)
Net increase (decrease) in net assets resulting from operations	$(196,969)	$(66,556)	$15,395
Net investment income per common share — basic	$0.51	$0.72	$0.75
Earnings (loss) per common share — basic	$(1.39)	$(0.45)	$0.10
Weighted average common shares outstanding — basic	141,438	147,422	153,164
Net investment income per common share — diluted	$0.51	$0.71	$0.75
Earnings (loss) per common share — diluted (Note 5)	$(1.39)	$(0.45)	$0.10
Weighted average common shares outstanding — diluted	141,438	151,339	160,954
Distributions per common share	$0.465	$0.72	$0.79
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Operations:
Net investment income	$72,652	$106,727	$114,940
Net unrealized depreciation on investments	(97,543)	(47,924)	(71,674)
Net unrealized (appreciation) depreciation on secured borrowings	(296)	(76)	658
Net realized loss on investments and secured borrowings	(171,782)	(125,283)	(28,529)
Net increase (decrease) in net assets resulting from operations	(196,969)	(66,556)	15,395
Stockholder transactions:
Contributions from stockholders (Note 11)	287	—	—
Distributions to stockholders	(65,449)	(99,419)	(120,647)
Tax return of capital	—	(7,239)	—
Net decrease in net assets from stockholder transactions	(65,162)	(106,658)	(120,647)
Capital share transactions:
Issuance of common stock, net	—	—	(94)
Issuance of common stock under dividend reinvestment plan	2,924	6,398	5,953
Repurchases of treasury stock	—	—	(2,538)
Repurchases of common stock under stock repurchase program	(12,500)	(37,592)	(17,497)
Repurchases of common stock under dividend reinvestment program	(2,924)	(6,398)	(5,953)
Net decrease in net assets from capital share transactions	(12,500)	(37,592)	(20,129)
Total decrease in net assets	(274,631)	(210,806)	(125,381)
Net assets at beginning of period	1,142,288	1,353,094	1,478,475
Net assets at end of period	$867,657	$1,142,288	$1,353,094
Net asset value per common share	$6.16	$7.97	$9.00
Common shares outstanding at end of period	140,961	143,259	150,263

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(196,969)	$(66,556)	$15,395
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments	97,543	47,924	71,674
Net unrealized appreciation (depreciation) on secured borrowings	296	76	(658)
Net realized loss on investments and secured borrowings	171,782	125,283	28,529
PIK interest income	(11,093)	(14,028)	(13,389)
Recognition of fee income	(10,507)	(22,678)	(22,264)
Accretion of original issue discount on investments	(11,474)	(4,248)	(7,328)
Accretion of original issue discount on unsecured notes payable	266	266	443
Amortization of deferred financing costs	6,082	4,975	5,117
Changes in operating assets and liabilities:
Fee income received	10,321	20,885	21,588
(Increase) decrease in restricted cash	5,544	(7,332)	17,208
(Increase) decrease in interest, dividends and fees receivable	8,676	1,280	(1,104)
(Increase) decrease in due from portfolio companies	(1,593)	(1,436)	20,309
(Increase) decrease in receivables from unsettled transactions	5,346	(178)	(418)
(Increase) decrease in insurance recoveries receivable	19,729	(19,729)	—
Increase in other assets	(36)	(347)	(131)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(116)	(2,413)	1,038
Decrease in base management fee and Part I incentive fee payable	(9,208)	(573)	(5,150)
Increase (decrease) in due to FSC CT	(389)	(761)	501
Decrease in interest payable	(745)	(388)	(1,497)
Increase in payables from unsettled transactions	52,457	2,586	3,648
Increase (decrease) in director fees payable	(382)	506	60
Increase (decrease) in legal settlements payable	(19,500)	19,500	—
Decrease in amounts payable to syndication partners	(753)	(562)	(2,501)
Purchases of investments and net revolver activity	(568,270)	(735,544)	(1,419,801)
Principal payments received on investments (scheduled payments)	29,447	30,321	29,169
Principal payments received on investments (payoffs)	818,959	543,950	653,522
PIK interest income received in cash	4,307	2,076	2,397
Proceeds from the sale of investments	92,721	241,902	749,835
Net cash provided by operating activities	492,441	164,757	146,192
Financing activities:
Contributions received in cash	287	—	—
Distributions paid in cash	(62,525)	(100,260)	(114,694)
Repayments under SBA debentures	(213,300)	(11,700)	—
Borrowings under credit facilities	219,082	695,000	818,400
Repayments of borrowings under credit facilities	(479,382)	(606,000)	(708,500)
Repurchases of treasury stock	—	—	(2,538)
Repayments of secured borrowings	(5,440)	(2,858)	(62,836)
Repayments of unsecured convertible notes	—	(115,000)	—
Repurchases of common stock under stock repurchase program	(12,500)	(37,592)	(17,497)
Repurchases of common stock under dividend reinvestment plan	(2,924)	(6,398)	(5,953)
Deferred financing costs paid	(644)	(403)	(834)
Offering costs paid	—	—	(94)
Net cash used by financing activities	(557,346)	(185,211)	(94,546)
Net increase (decrease) in cash and cash equivalents	(64,905)	(20,454)	51,646
Cash and cash equivalents, beginning of period	117,923	138,377	86,731
Cash and cash equivalents, end of period	$53,018	$117,923	$138,377
Supplemental information:
Cash paid for interest	$44,332	$49,768	$52,706
Non-cash operating activities:
Purchases of investments from restructurings	$(165,759)	$(78,834)	$—
Proceeds from investment restructurings	$165,759	$78,834	$—
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$2,924	$6,398	$5,953
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	8.34%		$36,567	$36,539	$36,568
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	7.34%		1,250	1,247	1,250
LC Facility, 6% cash due 4/1/2021			4,752	4,748	4,752
746,114 Series A Preferred Units, 10%				20,029	7,700
746,114 Shares of Common Stock				5,316	—
				67,879	50,270
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	15,574	1,810
First Lien Revolver, 8% cash due 12/31/2017			7,757	7,757	—
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	1,810
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	34,542	41,395
100% equity interest (6)				8,500	3,926
				43,042	45,321
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,868
100% equity interest (6)				2,693	2,323
				14,561	14,191
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out (19)				7,851	4,986
				7,851	4,986
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	6.88%		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,641	27,641	27,641
87.5% LLC equity interest (6)				16,172	5,525
				144,843	134,196
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)	6.33%		38,338	37,539	4,445
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	—
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	—
				82,280	4,445
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	6.43%		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	736
				7,620	8,356
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	13,818
				13,611	13,818
Keypath Education, Inc. (20)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,918
				30,608	27,878
Total Control Investments (35.2% of net assets)				$444,826	$305,271
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,719	$9,719	$9,665
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,534
				10,799	12,199
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,955	22,944	22,957
4,668,788 Shares of Preferred Stock				—	1,827
				22,944	24,784
Total Affiliate Investments (4.3% of net assets)				$33,743	$36,983

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019			28,600	$27,737	$15,811
First Lien Revolver, 15% cash due 9/30/2019			2,203	2,203	1,218
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,838	17,029
Riverlake Equity Partners II, LP		Multi-sector holdings
1.92% limited partnership interest (11)				870	625
				870	625
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)				219	397
				219	397
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)				826	1,056
				826	1,056
Maverick Healthcare Group, LLC (21)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 4/30/2017 (13)	9.25%		16,309	16,204	14,209
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 4/30/2017 (13)	12.75%		41,739	39,110	14,531
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 4/30/2017 (13)	9.50%		1,272	1,261	1,124
First Lien Revolver, PRIME+6.5% cash due 4/30/2017 (13)	10.75%		55	40	55
				56,615	29,919
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	9.23%		4,027	3,997	4,027
First Lien Term Loan B, LIBOR+9% cash, 1.75% PIK due 9/30/2018 (13)	10.23%		34,621	34,533	34,275
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,314
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	9.23%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				46,767	45,533
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)				994	601
				994	601
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)				948	1,527
				948	1,527

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, L.P.		Multi-sector holdings
0.9% limited partnership interest (11)				$354	$559
				354	559
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)				1,452	1,405
				1,452	1,405
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)				785	962
				785	962
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares				500	763
50,000 Common Shares (6)				1	67
				501	830
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020			$2,434	2,434	1,922
Unsecured Junior PIK Note, 10% PIK due 6/9/2020			11,304	10,227	379
Unsecured Revolver, 5% cash due 6/9/2020				—	—
126,127.80 Class A Common Units				126	—
				12,787	2,301
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
Yeti Acquisition, LLC		Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.				—	5,900
				—	5,900
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	511
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	511
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)				1,014	1,310
				1,014	1,310
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,776
				2,000	2,776
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)	9.75%		25	25	25
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	198
50,000 Common Units in GRG Holdings, LP				5	—
				525	223
Teaching Strategies, LLC		Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)	10.83%		33,500	33,500	33,964
				33,500	33,964
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019			$19,866	$17,625	$8,534
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%		49,414	37,574	44,592
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%			—	—
				55,199	53,126
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)				1,770	1,297
				1,770	1,297
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)	9.75%		24,000	23,409	1,157
				23,409	1,157
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	8.99%		2,697	2,475	2,710
				2,475	2,710
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)				7,240	6,129
				7,240	6,129
Credit Infonet, Inc.		Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 0.75% PIK due 10/26/2020			13,940	13,940	13,941
				13,940	13,941
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	768
				213	768
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		12,259	12,223	12,259
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		5,344	5,265	5,344
First Lien Revolver, LIBOR+6.25% cash due 10/1/2018 (13)	6.25%		3,904	3,897	3,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		797	789	797
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,761
				23,174	24,065
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)	8.83%		47,530	47,530	40,900
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)	8.83%		1,000	1,000	1,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				50,530	41,900
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,006	6,006	5,850
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	569
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,560	6,419
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)				1,762	1,857
				1,762	1,857
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)	5.33%			$—	$(238)
				—	(238)
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.83%		$5,500	5,495	5,468
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)	8.83%			—	(15)
100,000 Common Units in OSYS Holdings, LLC				1,000	903
				6,495	6,356
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)				1,045	1,457
				1,045	1,457
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	1,241
				5,165	1,241
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	8.83%		21,371	21,358	21,370
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)	8.83%			(3)	(1)
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	2,922
				23,359	24,291
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)				1,583	1,956
				1,583	1,956
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	12.49%		26,909	26,909	27,447
50 Series A Preferred Shares in Long's Drugs Incorporated				813	1,267
				27,722	28,714
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	169
				105	169
OnCourse Learning Corporation		Education services
264,312 Class A Units in CIP OCL Investments, LLC				2,726	1,988
				2,726	1,988
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	8
				367	8
Aptean, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)	10.84%		5,900	5,821	5,952
				5,821	5,952
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	135
				181	135

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (13)	10.24%		$61,500	$60,980	$61,500
				60,980	61,500
RCPDirect II, LP		Multi-sector holdings
0.4% limited partnership interest (11)				617	719
				617	719
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.80%		11,500	11,466	10,815
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				11,579	10,815
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,198	6,198	6,198
300,000 Class A Common Units in RPLF Holdings, LLC				300	220
				6,498	6,418
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)				1,020	1,296
				1,020	1,296
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)				2,660	2,660
				2,660	2,660
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)	8.33%		26,677	26,174	26,676
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)	8.33%			(54)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,660
				30,620	32,336
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)	9.58%		4,214	4,176	4,251
				4,176	4,251
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.81%		6,105	5,907	5,983
				5,907	5,983
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	10.13%		7,348	7,348	6,881
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	202
				7,848	7,083
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)	6.74%		9,969	9,550	3,816
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)	7.74%		2,205	2,203	(74)
				11,753	3,742
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Schulman Associates Institutional Board Review, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)	9.30%		$17,000	$17,000	$17,000
				17,000	17,000
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
TigerText, Inc.		Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	409
				60	409
Survey Sampling International, LLC		Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)	10.27%		18,700	18,475	18,513
				18,475	18,513
PSC Industrial Holdings Corp.		Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)	9.49%		7,000	6,839	7,000
				6,839	7,000
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.99%		3,675	3,675	3,711
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.99%			—	50
487.5 Class A Preferred Units, 12%				488	678
12,500 Class B Common Units				13	463
				4,176	4,902
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.24%			(6)	—
				(6)	—
WeddingWire, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.84%		25,781	25,781	25,911
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.84%			—	15
483,645 Common Shares of WeddingWire, Inc.				1,200	1,607
				26,981	27,533
xMatters, Inc.		Internet software & services
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	368
				709	368
Edge Fitness, LLC		Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 6/30/2020 (13)	9.05%		3,398	3,398	3,397
				3,398	3,397
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	14,835
				15,001	14,835
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Access Medical Acquisition, Inc.		Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)				$151	$970
				151	970
QuorumLabs, Inc.		Internet software & services
2,727,939 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)	9.81%		$30,000	29,101	30,300
				29,101	30,300
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.24%		50,661	50,016	50,660
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (10)(13)	8.24%		—	(115)	—
				49,901	50,660
Argon Medical Devices, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)	10.74%		43,000	43,000	43,002
				43,000	43,002
Lytx, Inc.		Research & consulting services
3,500 Class A Units in Lytx Holdings, LLC				2,478	2,459
3,500 Class B Units in Lytx Holdings, LLC				—	559
				2,478	3,018
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	11.83%		16,750	16,750	16,704
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	2,088
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	18,792
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.24%		6,045	6,001	6,045
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.24%			(17)	—
				5,984	6,045
Ping Identity Corporation		Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)	10.49%		42,500	41,557	43,176
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)	10.49%			(55)	40
				41,502	43,216
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	8.33%		10,330	10,104	10,248
				10,104	10,248
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		$3,891	$3,857	$3,891
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		1,352	1,336	1,352
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		7,056	6,964	7,056
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		1,944	1,918	1,944
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)	6.24%		—	(9)	—
				14,066	14,243
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (13)	8.33%		20,870	20,529	20,870
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (10)(13)	8.33%			(22)	—
				20,507	20,870
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)	7.24%		4,950	4,910	4,917
				4,910	4,917
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.08%		5,445	5,354	5,391
				5,354	5,391
SPC Partners VI, L.P.		Multi-sector holdings
0.39% limited partnership interest (11)				—	—
				—	—
Impact Sales, LLC		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		11,166	10,955	11,145
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		513	443	506
				11,398	11,651
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	6.74%		3,300	3,224	3,278
				3,224	3,278
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (13)	6.57%		8,668	8,553	8,625
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 3/3/2022 (10)(13)	6.57%			(40)	(40)
				8,513	8,585
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	10.58%		15,000	14,586	14,629
668,879 Common Units of TerSera Holdings LLC				1,500	1,816
				16,086	16,445
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (22)			5,897	7,077	7,298
				7,077	7,298
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Terraform Power Operating		Multi-utilities
Fixed Rate Bond 6.375% cash due 2/1/2023 (11)(22)			$6,000	$6,201	$6,255
				6,201	6,255
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(22)			10,500	10,666	10,631
				10,666	10,631
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(22)			7,000	7,459	7,464
				7,459	7,464
Virgin Media		Integrated telecommunication services
Fixed Rate Bond 5.5% cash due 8/15/2026 (11)(22)			2,000	2,038	2,108
Fixed Rate Bond 5.25% cash due 1/15/2026 (11)(22)			3,000	3,009	3,161
				5,047	5,269
Scientific Games International, Inc.		Casinos & gaming
First Lien Term Loan B4, LIBOR+3.25% cash due 8/14/2024 (13)(22)	4.58%		11,368	11,313	11,402
				11,313	11,402
ASHCO, LLC		Specialty stores
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/15/2023 (13)	6.24%		12,000	11,762	11,335
				11,762	11,335
Salient CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)	6.99%		3,440	3,377	3,416
				3,377	3,416
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 1/26/2024 (13)(22)	4.99%		11,970	11,979	11,504
				11,979	11,504
Everi Payments Inc.		Casinos & gaming
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/9/2024 (13)(22)	5.74%		11,970	11,996	12,093
				11,996	12,093
LSF9 Atlantis Holdings, LLC		Computer & electronics retail
First Lien Term Loan, LIBOR+6% (1% floor) cash due 5/1/2023 (13)	7.24%		6,459	6,399	6,498
				6,399	6,498
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(22)	5.08%		11,970	12,043	11,958
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/27/2023 (13)(22)	9.81%		1,149	1,171	1,145
				13,214	13,103
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	9.58%		21,500	21,191	21,715
				21,191	21,715
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/10/2022 (13)(22)	5.24%		16,881	16,999	16,993
				16,999	16,993
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	7.48%		$5,565	$5,513	$5,677
				5,513	5,677
CCC Information Services Inc.		Internet software & services
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 3/13/2025 (13)	7.99%		2,500	2,559	2,581
				2,559	2,581
Hyland Software Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 7/7/2025 (13)	8.24%		2,000	1,991	1,980
				1,991	1,980
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (13)	6.24%		6,926	6,910	6,978
				6,910	6,978
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (13)	6.33%		2,993	2,964	2,993
				2,964	2,993
PowerPlan Holdings, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (13)	6.49%		4,988	4,941	4,987
				4,941	4,987
UOS, LLC		Trucking
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)	6.74%		6,916	7,081	7,106
				7,081	7,106
Veritas US Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(22)	5.83%		34,947	35,379	35,336
				35,379	35,336
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (13)(22)	5.31%		10,000	9,976	9,967
Fixed Rate Bond 8.5% cash due 9/15/2025 (22)			5,000	4,988	4,863
				14,964	14,830
Zep Inc.		Housewares & Specialties
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	9.48%		30,000	29,852	29,775
				29,852	29,775
DTZ U.S. Borrower, LLC		Real estate services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (13)(22)	4.57%		12,967	13,011	13,014
				13,011	13,014
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/15/2024 (13)	4.82%		6,000	5,970	5,978
				5,970	5,978
Accudyne Industries, LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (13)(22)	5.01%		19,915	19,977	19,990
				19,977	19,990
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)	5.83%		$8,000	$7,921	$8,083
				7,921	8,083
Total Non-Control/Non-Affiliate Investments (138.2% of net assets)				$1,279,096	$1,199,501
Total Portfolio Investments (177.7% of net assets)				$1,757,665	$1,541,755
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$48,808	$48,808
Other cash accounts				4,210	4,210
Total Cash and Cash Equivalents (6.1% of net assets)				$53,018	$53,018
Total Portfolio Investments, Cash and Cash Equivalents (183.8% of net assets)				$1,810,683	$1,594,773
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(9)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(10)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2017, qualifying assets represented 83.6% of the Company's total assets and non-qualifying assets represented 16.4% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $13.3 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end.

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the year ended September 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(17)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

(18)
In December 2016, the Company restructured its investment in Senior Loan Fund JV I, LLC. As part of the restructuring, the Company exchanged its subordinated notes for Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes issued by a newly formed, wholly owned subsidiary, SLF Repack Issuer 2016 LLC. The Class A Mezzanine Secured Deferrable Floating Rate Notes bear interest at a rate of LIBOR plus the applicable margin as defined in the indenture The Class A Mezzanine Secured Deferrable Floating Rate Notes and Class B Mezzanine Secured Deferrable Fixed Rate Notes are collectively referred to as the "mezzanine notes".

(19)
In June 2017, the Company sold all of its investments in Eagle Hospital Physicians, LLC ("Eagle Physicians") in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the 1940 Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of September 30, 2017, the Company no longer owns any of the voting securities in Eagle Physicians and is not deemed to control Eagle Physicians within the meaning of the 1940 Act.

(20)
In June 2017, AdVenture Interactive, Corp. reorganized its business to separate its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the new parent to Keypath Education, Inc., which represents AdVenture Interactive, Corp's former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. was assigned to Keypath Education, Inc.

(21)
The Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") is currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare.

(22)
As of September 30, 2017, these investments are categorized as level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as level 3 as of September 30, 2017 and were valued using significant unobservable inputs.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	8.00%		$36,180	$36,152	$36,328
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	7.00%		2,800	2,797	2,800
LC Facility, 6.0% cash due 4/1/2021			3,518	3,514	3,518
746,114 Series A Preferred Units, 10%				18,558	20,094
746,114 Shares of Common Stock				5,316	—
				66,337	62,740
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	15,572	7,046
First Lien Revolver, 8% cash due 12/31/2017			6,885	6,885	—
596.67 Series A Common Units				—	—
4,000,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				31,657	7,046
First Star Aviation, LLC (16)		Airlines
10,104,401 Common Units (6)				5,533	2,413
				5,533	2,413
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			55,395	50,305	54,214
2,058,411.64 Common Units (6)				—	2,839
				50,305	57,053
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,851
4,293,736 Common Units (6)				3,360	5,729
				15,228	17,580
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			13,889	13,889	13,875
First Lien Term Loan B, 8.1% PIK due 4/30/2017			3,889	3,889	3,887
First Lien Revolver, 8% cash due 4/30/2017			1,913	1,913	1,913
4,100,000 Class A Common Units				4,100	7,421
				23,791	27,096
Senior Loan Fund JV I, LLC (11)(17)		Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021 (13)	8.47%		144,841	144,841	129,004
87.5% LLC equity interest (6)				16,094	13,708
				160,935	142,712
Express Group Holdings LLC (18)		Oil & gas equipment services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 9/3/2019 (13)	9.00%		12,073	12,073	1,193
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019 (13)	5.50%		6,090	6,090	6,090
Last-In Revolver, PRIME+3.5% cash due 10/7/2016	7.00%		3,000	3,000	3,000
14,033,391 Series B Preferred Units				3,982	—
280,668 Series A Preferred Units				1,593	—
1,456,344 Common Stock Units				—	—
				26,738	10,283
Ameritox Ltd. (19)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)	6.00%		31,258	31,228	31,039
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	15,437
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	1,755
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	13,113
				75,969	61,344
Total Control Investments (34.0% of net assets)				$456,493	$388,267
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,524	$9,524	$9,549
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	4,079
				10,604	13,628
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017			24,364	$24,351	$24,268
4,668,788 Shares of Preferred Stock				—	1,873
				24,351	26,141
Total Affiliate Investments (3.5% of net assets)				$34,955	$39,769

Non-Control/Non-Affiliate Investments (7)
HealthDrive Corporation		Healthcare services
First Lien Term Loan A, 12% cash due 12/31/2016			3,958	$3,958	$3,958
First Lien Term Loan B, 12% cash 2% PIK due 12/31/2016			11,938	11,938	11,938
First Lien Revolver, 12% cash due 12/31/2016			466	466	466
				16,362	16,362
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019			29,662	29,629	29,812
First Lien Revolver, 15% cash due 9/30/2019			1,000	1,000	1,000
452,914.87 Common Units in Cenegenics, LLC				598	613
345,380.141 Preferred Units in Cenegenics, LLC				300	300
				31,527	31,725
Riverlake Equity Partners II, LP		Multi-sector holdings
1.78% limited partnership interest (11)				823	755
				823	755
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)				456	302
				456	302
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)				810	739
				810	739
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC		Healthcare equipment
First Lien Term Loan A, LIBOR+5.5% cash (1.75% floor) cash 2% PIK due 4/30/2017 (13)	7.25%		$16,151	$16,108	$15,993
First Lien Term Loan B, LIBOR+5.5% cash (1.75% floor) cash 5.5% PIK due 4/30/2017 (13)	7.25%		39,159	39,110	38,900
CapEx Line, LIBOR+5.75% (1.75% floor) cash 2% PIK due 4/30/2017 (13)	7.50%		1,259	1,252	1,242
First Lien Revolver, PRIME+6.5% cash due 4/30/2017 (13)	10.00%		4,401	4,401	4,401
				60,871	60,536
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+7.5% cash due 9/30/2018 (13)	8.02%		6,198	6,150	6,190
First Lien Term Loan B, LIBOR+8.5% cash, 1.75% PIK due 9/30/2018 (13)	9.02%		34,290	34,149	33,967
First Lien Term Loan C, 12% cash due 9/30/2018	12.00%		3,416	3,416	3,339
First Lien Revolver, LIBOR+7.5% cash due 9/30/2018 (13)	8.02%		1,600	1,596	1,600
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	136
				46,616	45,232
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)				1,000	558
				1,000	558
Discovery Practice Management, Inc.		Healthcare services
Senior Term Loan, LIBOR+9.25% cash due 11/4/2018 (13)	9.90%		30,698	30,651	30,698
Senior Revolver, LIBOR+7% cash due 11/4/2018 (10) (13)	7.65%		—	(4)	—
Capex Line A, LIBOR+7% cash due 11/4/2018 (13)	7.65%		938	938	938
Capex Line B, LIBOR+7% cash due 11/4/2018 (13)	7.65%		2,000	2,000	2,000
				33,585	33,636
Milestone Partners IV, L.P.		Multi-sector holdings
0.85% limited partnership interest (11)				1,739	2,005
				1,739	2,005
National Spine and Pain Centers, LLC		Healthcare services
Mezzanine Term Loan, 11% cash 1.6% PIK due 9/27/2020			30,720	30,679	30,750
317,282.97 Class A Units				317	608
				30,996	31,358
RCPDirect, L.P.		Multi-sector holdings
0.91% limited partnership interest (11)				764	927
				764	927
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)				1,147	766
				1,147	766

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
ACON Equity Partners III, LP
0.13% limited partnership interest (11)		Multi-sector holdings		$796	$482
				796	482
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares				500	698
50,000 Common Shares (6)				1	—
				501	698
Ansira Partners, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 4/5/2021 (13)	9.50%		$38,000	38,000	37,840
209 Preferred Units of Ansira Holdings, LLC (6)				209	234
250 Class A Common Units of Ansira Holdings, LLC				—	368
				38,209	38,442
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020			2,235	2,235	2,153
Unsecured Junior PIK Note, 10% PIK due 6/9/2020			10,227	10,227	8,064
Unsecured Revolver, 5% cash due 6/9/2020				—	—
126,127.80 Class A Common Units				126	—
				12,588	10,217
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	391
				1,000	391
Yeti Acquisition, LLC		Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc. (6)				—	34,981
				—	34,981
Vitalyst Holdings, Inc.		IT consulting & other services
Subordinated Term Loan, 12% cash 1.5% PIK due 9/5/2018			19,681	19,682	19,697
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	418
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				20,432	20,115
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)				1,187	1,254
				1,187	1,254
First American Payment Systems, LP		Diversified support services
Second Lien Term Loan, LIBOR+9.5% (1.25% floor) cash due 4/12/2019 (13)	10.75%		23,304	23,304	22,546
First Lien Revolver, PRIME+3.5% cash due 10/12/2017 (13)	7.00%		2,000	2,000	1,975
				25,304	24,521
Dexter Axle Company		Auto parts & equipment
1,547 Common Shares in Dexter Axle Holding Company				1,643	3,719
				1,643	3,719
Comprehensive Pharmacy Services LLC		Pharmaceuticals
Mezzanine Term Loan, 11.25% cash 1.5% PIK due 11/30/2019			14,798	14,798	14,811
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,435
				16,798	17,246

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 5/22/2020 (13)	9.00%			$—	$—
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	611
50,000 Common Units in GRG Holdings, LP				5	—
				500	611
Teaching Strategies, LLC		Education services
Senior Term Loan, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)	6.34%		$7,253	7,253	7,246
Senior Revolver, LIBOR+5.5% (0.5% floor) cash due 10/1/2019 (13)				—	—
				7,253	7,246
Omniplex World Services Corporation		Security & alarm services
Subordinated Term Loan, 12.25% cash 2.25% PIK due 8/19/2021			11,231	11,231	11,469
500 Class A Common Units in Omniplex Holdings Corp.				500	643
64.041 Class A-1 Common Units in Omniplex Holdings Corp.				104	—
				11,835	12,112
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019			16,318	16,195	3,365
				16,195	3,365
AdVenture Interactive, Corp.		Advertising
First Lien Term Loan, LIBOR+7.75% (1.00% floor) cash due 3/22/2018 (13)	8.75%		89,814	89,782	69,151
First Lien Revolver, LIBOR+7.75% (1.00% floor) cash due 3/22/2018 (10)(13)	8.75%			(1)	—
2,599.32 Preferred Units of AVI Holdings, L.P.				1,820	—
				91,601	69,151
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)				1,515	1,314
				1,515	1,314
RP Crown Parent, LLC		Application software
First Lien Revolver, LIBOR+5.5% (1.25% floor) cash due 12/21/2017 (13)	6.75%			—	—
				—	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)	9.75%		24,000	24,000	24,019
				24,000	24,019

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	8.75%		$4,450	$3,978	$3,986
				3,978	3,986
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.9% limited partnership interest (11)				7,946	5,846
				7,946	5,846
Credit Infonet, Inc.		Data processing & outsourced services
Subordinated Term Loan, 11.25% cash 1.75% PIK due 10/26/2018			13,795	13,795	13,260
				13,795	13,260
Bracket Holding Corp.		Healthcare services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 2/15/2020 (13)	9.25%		32,000	32,000	32,061
50,000 Common Units in AB Group Holdings, LP				500	896
				32,500	32,957
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	650
				213	650
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.00%		12,950	12,950	12,846
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.00%		5,645	5,476	5,571
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)	8.00%		4,605	4,604	4,605
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.00%		839	839	839
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,319
				24,869	25,180
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/11/2018 (12)(13)	8.50%		53,680	53,680	52,093
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2018 (13)	8.50%		1,000	1,000	1,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	292
				56,680	53,385
Epic Health Services, Inc.
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/17/2021 (13)	9.25%	Healthcare services	24,667	24,316	24,714
				24,316	24,714
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019	11.50%		$5,901	$5,901	$5,813
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	566
5,540 Class A Common Units in Kason Investment, LLC				55	1
				6,455	6,380
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)				1,398	1,515
				1,398	1,515
Systems Maintenance Services Holdings, Inc.		IT consulting & other services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/18/2020 (13)	9.25%		19,000	18,936	18,810
				18,936	18,810
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 10/31/2018 (13)	5.00%			—	—
				—	—
Vandelay Industries Merger Sub, Inc.		Industrial machinery
Second Lien Term Loan, 10.75% cash 1% PIK due 11/12/2019			39,265	39,104	39,300
2,500,000 Class A Common Units in Vandelay Industries, L.P.				958	5,902
				40,062	45,202
Vitera Healthcare Solutions, LLC		Healthcare technology
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 11/4/2021 (13)	9.25%		8,000	7,904	7,420
				7,904	7,420
The Active Network, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 11/15/2021 (13)	9.50%		16,543	16,379	16,336
				16,379	16,336
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.50%		5,500	5,496	5,507
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.50%			—	—
100,000 Common Units in OSYS Holdings, LLC				1,000	1,118
				6,496	6,625
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)				1,524	1,888
				1,524	1,888
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
Mezzanine Term Loan, 10% cash 2% PIK due 6/23/2019			12,694	12,694	12,610
30,000 Common Units in Aden & Anais Holdings, Inc.				3,000	2,010
				15,694	14,620
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+8% (1% floor) cash due 12/23/2019 (13)	9.00%		22,268	22,255	22,186
First Lien Revolver, LIBOR+8% (1% floor) cash due 12/23/2019 (13)	9.00%		2,000	1,997	2,000
2,000,000 Class A Common Units in Snap Investments, LLC				2,000	2,732
				26,252	26,918
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)				995	1,128
				995	1,128
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11% cash due 2/19/2022 (13)	11.91%		$26,909	$26,909	$26,890
50 Series A Preferred Shares in Long's Drugs Incorporated (6)				813	1,037
				27,722	27,927
Five9, Inc.		Internet software & services
118,577 Common Stock Warrants (exercise price $10.12) expiration date 2/20/2024				321	780
				321	780
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	110
				105	110
OnCourse Learning Corporation		Education services
264,312 Class A Units in CIP OCL Investments, LLC				2,726	1,891
				2,726	1,891
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	194
				367	194
Aptean, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 2/26/2021 (13)	8.50%		3,000	3,000	2,957
				3,000	2,957
Integrated Petroleum Technologies, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 3/31/2019 (13)	8.50%		18,929	18,911	6,500
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 3/31/2019 (10)(13)	8.50%			(3)	—
				18,908	6,500
ExamSoft Worldwide, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 5/1/2019 (13)	9.00%		14,250	14,157	14,061
First Lien Revolver, LIBOR+8% (1% floor) cash due 5/1/2019 (13)	9.00%			—	—
180,707 Class C Units in ExamSoft Investor LLC				181	12
				14,338	14,073
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 6/2/2020 (13)	10.00%		61,500	60,801	62,500
				60,801	62,500
RCPDirect II, LP		Multi-sector holdings
0.5% limited partnership interest (11)				$346	$353
				346	353
PR Wireless, Inc. (11)		Integrated telecommunication services
First Lien Term Loan, LIBOR+9% (1% floor) cash due 6/27/2020 (13)	10.00%		$12,715	12,424	8,788
118.4211 Common Stock Warrants (exercise price $0.01) expiration date 6/27/2024				—	430
				12,424	9,218
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.50%		$14,250	$14,182	$14,079
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				14,295	14,079
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,135	6,136	6,208
300,000 Class A Common Units in RPLF Holdings, LLC				300	311
				6,436	6,519
Tectum Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 1/28/2021 (13)	9.75%		15,000	15,000	14,969
				15,000	14,969
TV Borrower US, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/8/2021 (11) (13)	9.50%		30,000	29,386	29,100
				29,386	29,100
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)				987	1,157
				987	1,157
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)				1,692	1,692
				1,692	1,692
ERS Acquisition Corp.		Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash 2% PIK due 9/10/2018 (13)	9.25%		40,940	40,187	31,548
				40,187	31,548
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)	8.00%		29,929	29,152	29,814
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)	8.00%			(79)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,525
				33,573	35,339
Answers Corporation		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 10/3/2021 (13)	6.25%		4,925	4,906	2,659
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/3/2022 (13)	10.00%		37,000	35,190	3,577
				40,096	6,236
Idera, Inc.		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/9/2021 (13)	6.50%		26,035	24,962	25,319
				24,962	25,319
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)	9.25%		4,214	4,169	4,214
				4,169	4,214
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.50%		6,105	5,864	5,800
				5,864	5,800
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	9.75%		$7,623	$7,623	$7,719
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	627
				8,123	8,346
NAVEX Global, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+8.75% (1% floor) cash due 11/18/2022 (13)	9.75%		44,837	44,587	43,492
				44,587	43,492
GTCR Valor Companies, Inc.		Advertising
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/16/2023 (13)	7.00%		12,219	11,751	11,689
				11,751	11,689
Tecomet Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 12/5/2022 (13)	9.50%		17,000	15,835	16,150
				15,835	16,150
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+6.5% (1% floor) cash due 12/1/2020 (13)	7.50%		10,078	10,074	8,391
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (13)	7.50%		1,225	1,224	1,225
				11,298	9,616
Schulman Associates Institutional Board Review, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)	9.00%		17,000	17,000	17,333
				17,000	17,333
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
TigerText, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9.75% (1% floor) cash due 12/8/2017 (13)	10.75%		5,000	4,977	4,854
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	268
				5,037	5,122
Survey Sampling International, LLC		Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)	10.00%		18,700	18,422	18,326
				18,422	18,326

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
PSC Industrial Holdings Corp.		Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)	9.25%		$7,000	$6,800	$6,615
				6,800	6,615
TIBCO Software, Inc.		Internet software & services
First Lien Revolver, LIBOR+4% cash due 11/25/2020 (13)	4.00%		—	—	—
				—	—
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.50%		3,832	3,832	3,734
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.50%			—	—
487.5 Class A Preferred Units, 12%				488	446
12,500 Class B Common Units				13	—
				4,333	4,180
TrialCard Incorporated		Healthcare services
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 12/31/2019 (10)(13)	6.25%			(32)	—
				(32)	—
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.00%		—	(6)	—
				(6)	—
WeddingWire, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.50%		26,984	26,984	27,247
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.50%			—	—
483,645 Common Shares of WeddingWire, Inc.				1,200	1,044
				28,184	28,291
xMatters, Inc.		Internet software & services
200,000 Common Stock Warrants (exercise price $1.78) expiration date 2/26/2025				709	347
				709	347
Edge Fitness, LLC		Leisure facilities
Delayed Draw Term Loan, LIBOR+8.75% (1% floor) cash due 12/31/2019 (13)	9.75%		3,398	3,398	3,388
				3,398	3,388
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	15,345
				15,001	15,345
My Alarm Center, LLC		Security & alarm services
First Lien Term Loan D, LIBOR+8% (1% floor) cash due 1/9/2019 (13)	9.00%		1,505	1,505	1,484
First Lien Term Revolver, PRIME+7.5% (1% floor) cash due 1/9/2019 (13)	11.00%		180	180	180
				1,685	1,664
AirStrip Technologies, Inc.		Internet software & services
First Lien Term Loan, LIBOR+10% (1% floor) cash due 5/12/2018 (13)	11.00%		16,000	15,950	15,982
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	66
				16,040	16,048

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Legalzoom.com, Inc.		Specialized consumer services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)	8.00%		$6,400	$6,376	$6,459
First Lien Revolver, LIBOR+7% (1% floor) cash due 5/13/2020 (10)(13)	8.00%			(7)	—
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 5/13/2020 (13)				2,645	2,623
				9,014	9,082
Access Medical Acquisition, Inc.		Healthcare services
Mezzanine Term Loan, 10% cash 2% PIK due 1/2/2022			12,476	12,476	12,728
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC				450	1,132
				12,926	13,860
QuorumLabs, Inc.		Internet software & services
2,045,954 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
Worley Claims Services, LLC		Internet software & services
First Lien Term Loan, LIBOR+8% (1% floor) cash due 10/31/2020 (13)	9.00%		7,664	7,566	7,625
				7,566	7,625
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)	9.50%		30,000	28,956	30,055
				28,956	30,055
American Seafoods Group LLC		Food distributors
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 2/19/2022 (13)	10.00%		12,000	11,903	11,400
				11,903	11,400
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.00%		49,422	48,600	50,256
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.00%		5,596	5,454	5,596
				54,054	55,852
Swipely, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 9/30/2019 (13)	9.50%		12,500	12,500	12,389
252,119 Common Stock Warrants (exercise price $1.77) expiration date 9/30/2025				—	146
				12,500	12,535
Baart Programs, Inc.		Healthcare services
First Lien Term Loan, LIBOR+7.75% cash due 10/9/2021 (13)	8.42%		32,175	31,714	32,055
First Lien Revolver, LIBOR+7.75% cash due 10/9/2021 (10)(13)	8.42%			(60)	—
				31,654	32,055
Argon Medical Devices, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)	10.50%		43,000	43,000	44,140
				43,000	44,140
Lytx, Inc.		Research & consulting services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/15/2023 (13)	9.50%		24,215	24,215	24,215
3,500 Class A Units in Lytx Holdings, LLC				3,500	3,529
				27,715	27,744
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Onvoy, LLC		Integrated telecommunication services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 4/29/2021 (13)	7.25%		$14,813	$14,533	$14,773
				14,533	14,773
Accruent, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 5/16/2022 (13)	6.25%		4,988	4,941	4,997
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 5/16/2022 (10)(13)	6.25%		—	(18)	—
				4,923	4,997
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.00%		6,169	6,111	6,127
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.00%		—	(21)	—
				6,090	6,127
OBHG Management Services, LLC		Healthcare services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 6/28/2022 (13)	6.25%		14,863	14,858	14,820
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 6/28/2021 (10)(13)	6.25%		—	(2)	—
				14,856	14,820
Ping Identity Corporation		Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)	10.25%		42,500	41,305	41,225
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)	10.25%		—	(70)	—
				41,235	41,225
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	8.00%		11,500	11,178	11,328
				11,178	11,328
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 11/20/2021 (13)	8.00%		19,874	19,683	19,675
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 11/20/2021 (10)(13)	8.00%			(143)	—
				19,540	19,675
HSW RR, Inc.		Environmental & facilities services
First Lien Term Loan B, LIBOR+9% (1% floor) cash due 7/13/2020 (13)	10.00%		45,000	45,000	45,000
				45,000	45,000
Sailpoint Technologies, Inc.
First Lien Term Loan, LIBOR+8% (1% floor) cash due 8/16/2021 (13)	9.00%	Application software	15,000	14,710	14,700
First Lien Revolver, LIBOR+8% (1% floor) cash due 8/16/2021 (10)(13)	9.00%			(19)	—
				14,691	14,700
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)	7.00%		5,000	4,951	4,985
				4,951	4,985
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)(20)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	7.75%		$5,500	$5,390	$5,445
				5,390	5,445
SPC Partners V, L.P.		Multi-sector holdings
0.39% limited partnership interest (11)				—	—
				—	—
Total Non-Control/Non-Affiliate Investments (152.1% of net assets)				$1,792,410	$1,737,455
Total Portfolio Investments (189.6% of net assets)				$2,283,858	$2,165,491

Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$111,447	$111,447
Other cash accounts				6,476	6,476
Total Cash and Cash Equivalents (10.3% of net assets)				117,923	117,923
Total Portfolio Investments, Cash and Cash Equivalents (199.9% of net assets)				$2,401,781	$2,283,414
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(9)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

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

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $13.3 million related to the Company's secured borrowings. (See Note 15 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2016
(dollar amounts in thousands)

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

(17)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition.

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

(20)	As of September 30, 2016, all investments are categorized as level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.

See notes to Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp. through October 17, 2017), (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P., (“Oaktree” or the “Investment Adviser”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and the Investment Adviser (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator” or “OFA”), a subsidiary of the Investment Adviser, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and OFA (the “New Administration Agreement”). See Note 11 for additional information regarding the New Investment Advisory Agreement and the New Administration Agreement.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (“FSM”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC ("FSC CT"), a subsidiary of the FSM, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Prior Administration Agreement”).
The Company seeks to generate current income and capital appreciation by providing companies with flexible and innovative financing solutions, including first and second lien loans, unsecured and mezzanine loans and preferred equity. The Company may also seek to generate capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.
On July 13, 2017, Oaktree, entered into an Asset Purchase Agreement (the “Purchase Agreement”), with FSM, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of FSM.
On September 7, 2017, the Company held a special meeting of stockholders (the "Special Meeting"). At the Special Meeting, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.), (“OCSI”), and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between FSM and the Company and, as a result, its immediate termination.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the Company's consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company or any of its other subsidiaries. As of September 30, 2017, the Company's consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Funding II, LLC ("Funding II"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Partners V, L.P. ("FSMP V" and together with FSMP IV, the "SBIC Subsidiaries"), and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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

If inputs used to measure fair value fall into different levels of the fair value hierarchy an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Investment Adviser obtains and analyzes readily available market quotations provided by independent pricing services for all of the Company's first lien and second lien ("senior secured") debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
The Investment Adviser evaluates the prices obtained from independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine the value of equity investments, to determine if there is credit impairment for debt investments and to determine the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors including, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company, including: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company due to the uncertainty that exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. To determine fair value using a market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the market yield technique, the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
The Company estimates the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser's valuation team in conjunction with the Investment Adviser's portfolio management team and investment professionals responsible for each portfolio investment;

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
The fair value of the Company's investments at September 30, 2017 and September 30, 2016 was determined in good faith by the Board of Directors. The Board of Directors has authorized the engagement of independent valuation firms to provide valuation assistance. The Company will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of September 30, 2017, 93.8% of the Company's portfolio at fair value was valued either using market quotations or by independent valuation firms. The percentage of the Company's portfolio valued by independent valuation firms may vary from

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

period to period based on the availability of market quotations for the portfolio investments during the respective periods. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and the portfolio companies, in management’s judgment, are likely to continue timely payment of their remaining interest.
In connection with its investment in a portfolio company, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer from the partial loan sales is recorded within interest expense in the Consolidated Statements of Operations.
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest on a loan or debt security is generally made well before the Company's full write-down of such loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to the Investment Adviser. To maintain its status as a RIC, income from PIK interest must be paid out to the Company’s stockholders as distributions, even though the Company has not yet collected the cash and may never collect the cash relating to the PIK interest.
Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. Exit fees are payable upon the exit of a debt security. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
Dividend Income

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company generally recognizes dividend income on the ex-dividend date. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from such equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.
As of September 30, 2017 and September 30, 2016, included in cash and cash equivalents was $25.2 million and $107.4 million, respectively, held in bank accounts of the SBIC Subsidiaries. These cash and cash equivalents are permitted only for certain uses, including funding portfolio company investments to be held at the SBIC Subsidiaries and funding operating expenses of the SBIC Subsidiaries. This cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries or for other corporate purposes of the Company.
As of September 30, 2017, included in restricted cash was $6.8 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6). As of September 30, 2016, included in restricted cash was $12.4 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility. Pursuant to the terms of the Sumitomo Facility, the cash is restricted until the Company submits its required monthly reporting schedules.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including any escrow receivable from the sale of portfolio companies and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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
Deferred Financing Costs:
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt financing costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides further clarification on the same topic and states that the Security and Exchange Commission ("SEC") would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the guidance for debt arrangements that are not line-of-credit arrangements for the three months ended December 31, 2016 and applied a retrospective approach. As a result of the adoption, the Company reclassified $9.2 million of deferred financing costs assets to a direct deduction from the related debt liability on the Statement of Assets and Liabilities as of September 30, 2016. The adoption of this guidance had no impact on net assets or the Consolidated Statement of Operations.
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities and the effective interest method for debt securities. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the years ended September 30, 2017 and September 30, 2016.
Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017. The Company may incur a U.S. federal excise tax in future years.
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
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2014, 2015 or 2016. The Company identifies its major tax jurisdictions as U.S. Federal and Connecticut, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 15 for additional information.

OAKTREE SPECIALTY LENDING CORPORATION
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
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $13.5 million and $18.9 million in the aggregate as of September 30, 2017 and September 30, 2016, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, a company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. The Company adopted ASU 2014-16 on a prospective basis during the year ended September 30, 2017 and determined that the adoption did not have a material impact on its Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

during the year ended September 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the year ended September 30, 2017. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

Note 3. Portfolio Investments
At September 30, 2017, 177.7% of net assets, or $1.5 billion, was invested in 125 portfolio companies, including the Company's investment in Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $101.0 million, $27.6 million and $5.5 million, respectively. At September 30, 2017, 6.9% of net assets, or $59.9 million, was invested in cash and cash equivalents (including restricted cash). In comparison, at September 30, 2016, 189.6% of net assets, or $2.2 billion, was invested in 129 portfolio investments, including the Company's investment in subordinated notes and LLC equity interests in SLF JV I, which had a fair value of $129.0 million and $13.7 million, respectively, and 11.4% of net assets, or $130.4 million, was invested in cash and cash equivalents (including restricted cash). As of September 30, 2017, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 14.4% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2016, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 13.2% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the years ended September 30, 2017, September 30, 2016 and September 30, 2015, the Company recorded net realized losses on investments and secured borrowings of $171.8 million, $125.3 million and $28.5 million, respectively. During the years ended September 30, 2017, September 30, 2016 and September 30, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $97.8 million, $48.0 million and $71.0 million, respectively.
The composition of the Company's investments as of September 30, 2017 and September 30, 2016 at cost and fair value was as follows:

	September 30, 2017		September 30, 2016
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,426,301	$1,296,138	$1,960,581	$1,845,808
Investments in equity securities	186,521	111,421	162,343	176,970
Debt investments in SLF JV I	128,671	128,671	144,841	129,004
Equity investment in SLF JV I	16,172	5,525	16,093	13,709
Total	$1,757,665	$1,541,755	$2,283,858	$2,165,491
The composition of the Company's debt investments as of September 30, 2017 and September 30, 2016 at fixed rates and floating rates was as follows:

	September 30, 2017		September 30, 2016
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities	$233,869	16.41%	$376,207	19.05%
Floating rate debt securities, including debt investments in SLF JV I	1,190,940	83.59	1,598,605	80.95
Total	$1,424,809	100.00%	$1,974,812	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the financial instruments carried at fair value as of September 30, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$142,257	$1,060,442	$—	$1,202,699
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	41,778	180,331	—	222,109
Investments in equity securities (preferred)	—	—	16,445	—	16,445
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	69,164	31,338	100,502
Total investments at fair value	—	184,035	1,326,382	31,338	1,541,755
Cash and cash equivalents	53,018	—	—	—	53,018
Total assets at fair value	$53,018	$184,035	$1,326,382	$31,338	$1,594,773
Secured borrowings relating to senior secured debt investments	—	—	13,256	—	13,256
Total liabilities at fair value	$—	$—	$13,256	$—	$13,256
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a roll-forward in the changes in fair value from September 30, 2016 to September 30, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
New investments & net revolver activity	329,904	127,844	—	58,272	516,020	—
Redemptions/repayments/sales	(807,528)	(227,711)	(652)	(37,264)	(1,073,155)	(5,440)
Net accrual of PIK interest income	1,640	3,675	1,470	—	6,785	—
Accretion of OID	12,178	—	—	—	12,178	—
Net change in unearned income	150	36	—	—	186	—
Net unrealized appreciation (depreciation) on investments	(10,533)	11,052	(25,170)	(67,653)	(92,304)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	296
Realized loss on investments	(154,904)	(19,842)	(6,952)	9,269	(172,429)	—
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2017	$(101,985)	$(4,491)	$(15,049)	$(47,501)	$(169,026)	$296

The following table provides a roll-forward in the changes in fair value from September 30, 2015 to September 30, 2016 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including subordinated notes of SLF JV I)	Preferred Equity	Common Equity (including LLC equity interests of SLF JV I)	Total	Secured Borrowings
Fair value as of September 30, 2015	$1,893,135	$359,028	$30,806	$85,179	$2,368,148	$21,182
New investments & net revolver activity	737,729	14,962	22,073	35,367	810,131	—
Redemptions/repayments/sales	(822,881)	(59,025)	(761)	(11,413)	(894,080)	(2,858)
Net accrual of PIK interest income	6,254	3,449	2,249	—	11,952	—
Accretion of original issue discount	4,248	—	—	—	4,248	—
Net change in unearned income	554	78	—	—	632	—
Net unrealized appreciation (depreciation) on investments	(51,112)	9,946	(6,305)	1,751	(45,720)	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	76
Realized loss on investments	(78,392)	(43,161)	(313)	(4,344)	(126,210)	—
Fair value as of September 30, 2016	$1,689,535	$285,277	$47,749	$106,540	$2,129,101	$18,400
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of September 30, 2016 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the year ended September 30, 2016	$(111,957)	$(35,015)	$(1,492)	$829	$(147,635)	$76

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$632,835	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(2.5)%	-	10.5%	2.9%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.2)%	-	2.6%	0.4%
	58,815	Enterprise value technique	Revenue multiple	(b)	0.2x	-	0.6x	0.5x
	107,313	Enterprise value technique	EBITDA multiple	(b)	0.1x	-	7.2x	4.6x
	98,800	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	162,679	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	40,825	Market yield technique	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.8%	-	5.9%	3.4%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	(0.5)%	-	2.6%	0.6%
	10,835	Enterprise value technique	EBITDA multiple	(b)	6.3x	-	7.0x	6.4x
SLF JV I debt investments	128,671	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	85,609	Enterprise value technique	EBITDA multiple	(b)	0.1x	-	15.6x	6.8x
			Revenue multiple	(b)	0.9x		10.9x	2.7x
Total	$1,326,382
Secured borrowings	13,256	Market yield technique	Tranche specific risk premium (discount)	(a)	(2.0)%	-	6.5%	5.7%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.2%	-	0.2%	0.2%

Total	$13,256
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser, including financial performance, recent business developments and various other factors.

(f)	The Company determined the value based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I under the enterprise value technique.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2016:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$1,096,434	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.8%
			Tranche specific risk premium/(discount)	(a)	(4.5)%	-	8.0%	1.2%
			Size premium	(a)	0.5%	-	2.0%	1.1%
			Industry premium/(discount)	(a)	(1.9)%	-	5.4%	(0.1)%
	107,745	Enterprise value technique	Weighted average cost of capital		16.0%	-	35.0%	20.5%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.5%
			Revenue growth rate		(19.6)%	-	32.0%	(10.2)%
			EBITDA multiple	(b)	6.7x	-	6.7x	6.7x
			Revenue multiple	(b)	0.7x		0.7x	0.7x
	206,141	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	279,215	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	142,691	Market yield technique	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium/(discount)	(a)	1.0%	-	4.0%	2.8%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.3)%	-	1.1%	0.1%
	13,582	Enterprise value technique	Weighted average cost of capital		19.0%	-	23.0%	20.0%
			Company specific risk premium	(a)	2.0%	-	15.0%	5.2%
			Revenue growth rate		(2.9)%	-	(2.9)%	(2.9)%
			Revenue multiple	(b)	1.4x	-	1.4x	1.4x
SLF JV I debt investments	129,004	Market yield technique	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk discount	(a)	(1.2)%	-	(1.2)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.9%	-	1.9%	1.9%
Preferred & common equity	154,289	Enterprise value technique	Weighted average cost of capital		9.0%	-	35.0%	15.6%
			Company specific risk premium	(a)	1.0%	-	20.0%	2.2%
			Revenue growth rate		0.9%	-	156.0%	32.5%
			EBITDA multiple	(b)	1.0x	-	18.0x	8.5x
			Revenue multiple	(b)	0.7x		15.9x	8.1x
Total	$2,129,101
Secured borrowings	$18,400	Market yield technique	Capital structure premium	(a)	0.0%	-	1.0%	0.8%
			Tranche specific risk discount	(a)	(4.5)%	-	(0.5)%	(1.2)%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	1.0%	-	1.0%	1.0%
Total	$18,400
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Under the market yield technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$255,995	$255,995	$—	$—	$255,995
Unsecured notes payable (net of unamortized financing costs)	406,115	414,067	—	163,517	250,550
Total	$662,110	$670,062	$—	$163,517	$506,545
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facilities payable	$516,295	$516,295	$—	$—	$516,295
SBA debentures payable (net of unamortized financing costs)	210,011	198,536	—	—	198,536
Unsecured notes payable (net of unamortized financing costs)	404,630	422,307	—	165,444	256,863
Total	$1,130,936	$1,137,138	$—	$165,444	$971,694

The carrying values of credit facilities payable approximate their fair values due to their variable interest rates and are included in Level 3 of the hierarchy.
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019, which are included in Level 3 of the hierarchy.
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, which, as of September 30, 2017, traded under the symbol "FSCE" on the New York Stock Exchange and the symbol "FSCFL" on the NASDAQ Global Select Market, respectively. Although these securities are publicly traded, the market is relatively inactive, and accordingly, these securities are included in Level 2 of the hierarchy. As of October 17, 2017, the company’s 5.875% unsecured notes due 2024 and its 6.125% unsecured notes due 2028, trade under the symbol “OSLE” on the New York Stock Exchange and the symbol “OCSLL” on the NASDAQ Global Select Market, respectively.
The Company utilizes the market yield technique to estimate the fair values of its SBA debentures payable, which are included in Level 3 of the hierarchy as of September 30, 2016. Under the market yield technique, the Company uses market yield models to determine the present value of the future cash flow streams for the debentures. The Company reviews various sources of data involving investments with similar characteristics and assesses the information in the valuation process.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,313,432	74.73%	$1,789,532	78.36%
Subordinated debt	112,869	6.42	171,049	7.49
Debt investments in SLF JV I	128,671	7.32	144,841	6.34
LLC equity interests of SLF JV I	16,172	0.92	16,093	0.70
Purchased equity	112,558	6.40	82,516	3.61
Equity grants	48,805	2.78	54,702	2.40
Limited partnership interests	25,158	1.43	25,125	1.10
Total	$1,757,665	100.00%	$2,283,858	100.00%

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$1,202,699	78.01%	138.61%	$1,689,535	78.02%	147.91%
Subordinated debt	93,438	6.06	10.77	156,273	7.22	13.68
Debt investments in SLF JV I	128,671	8.35	14.83	129,004	5.96	11.29
LLC equity interests of SLF JV I	5,525	0.36	0.64	13,709	0.63	1.20
Purchased equity	78,655	5.10	9.07	114,047	5.27	9.98
Equity grants	6,954	0.45	0.80	40,241	1.86	3.52
Limited partnership interests	25,813	1.67	2.97	22,682	1.04	1.99
Total	$1,541,755	100.00%	177.69%	$2,165,491	100.00%	189.57%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company primarily invests in portfolio companies located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Northeast U.S.	$648,105	36.87%	$660,616	28.92%
West U.S.	328,673	18.70	470,700	20.61
Southwest U.S.	271,484	15.45	416,060	18.22
Midwest U.S.	258,895	14.73	320,368	14.03
Southeast U.S.	176,460	10.04	308,770	13.52
International	62,649	3.56	107,344	4.70
Northwest U.S.	11,399	0.65	—	—
Total	$1,757,665	100.00%	$2,283,858	100.00%

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast U.S.	$539,803	35.01%	62.22%	$607,240	28.03%	53.15%
West U.S.	297,716	19.31	34.31%	452,078	20.88	39.58%
Southwest U.S.	224,233	14.54	25.84%	406,307	18.76	28.32%
Midwest U.S.	224,111	14.54	25.83%	263,434	12.17	23.06%
Southeast U.S.	179,460	11.64	20.68%	323,481	14.94	35.57%
International	64,780	4.20	7.47%	112,951	5.22	9.89%
Northwest U.S.	11,652	0.76	1.34%	—	—	—
Total	$1,541,755	100.00%	177.69%	$2,165,491	100.00%	189.57%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of September 30, 2017 and September 30, 2016 was as follows:

	September 30, 2017		September 30, 2016
Cost:		% of Total Investments		% of Total Investments
Internet software & services	$270,192	15.37%	$361,396	15.80%
Healthcare services	210,527	11.98	379,250	16.60
Multi-sector holdings (1)	173,427	9.87	178,113	7.80
Healthcare equipment	99,614	5.67	119,705	5.24
Advertising	84,720	4.82	170,517	7.47
Data processing & outsourced services	77,673	4.42	83,988	3.68
Construction & engineering	67,879	3.86	66,337	2.90
Pharmaceuticals	60,810	3.46	59,521	2.61
Specialty stores	58,530	3.33	46,618	2.04
Airlines	57,602	3.28	71,067	3.11
Application software	51,444	2.93	48,581	2.13
Education services	50,013	2.85	23,568	1.03
Environmental & facilities services	49,902	2.84	99,054	4.34
Research & consulting services	37,952	2.16	63,137	2.76
Air freight and logistics	32,530	1.85	31,657	1.39
Leisure facilities	30,931	1.76	33,981	1.49
Integrated telecommunication services	30,840	1.75	56,343	2.47
Housewares & specialties	29,852	1.70	—	—
Oil & gas equipment services	27,598	1.57	45,646	2.00
Casinos & gaming	23,309	1.33	—	—
Consumer electronics	23,176	1.32	24,870	1.09
Home improvement retail	22,944	1.31	24,352	1.07
Diversified support services	22,724	1.29	85,144	3.73
Auto parts & equipment	21,191	1.21	16,643	0.73
Industrial machinery	15,074	0.86	46,517	2.04
Distributors	14,963	0.85	—	—
Security & alarm services	13,214	0.75	13,520	0.59
Real Estate Services	13,011	0.74	—	—
Other diversified financial services	12,079	0.69	14,794	0.65
Hypermarkets & super centers	11,979	0.68	—	—
Precious metals & minerals	7,459	0.42	—	—
Thrift & mortgage finance	7,240	0.41	7,946	0.35
Trucking	7,081	0.40	—	—
Computer & electronics retail	6,399	0.36	—	—
Multi-utilities	6,201	0.35	—	—
Commercial printing	5,983	0.34	6,090	0.27
Apparel, accessories & luxury goods	5,165	0.29	15,694	0.69
Restaurants	4,910	0.28	4,951	0.22
Food retail	4,176	0.24	4,169	0.18
IT consulting & other services	4,127	0.23	51,868	2.27
Specialized finance	3,224	0.18	—	—
Food distributors	—	—	11,903	0.52
Specialized consumer services	—	—	9,014	0.39
Healthcare technology	—	—	7,904	0.35
Total	$1,757,665	100.00%	$2,283,858	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	September 30, 2017			September 30, 2016
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$265,076	17.20%	30.56%	$326,665	15.09%	28.56%
Multi-sector holdings (1)	164,511	10.67	18.96	159,549	7.37	13.97
Healthcare services	93,912	6.09	10.82	360,937	16.64	31.60
Advertising	83,648	5.43	9.64	149,337	6.90	13.07
Healthcare equipment	72,922	4.73	8.40	120,827	5.58	10.58
Data processing & outsourced services	68,314	4.43	7.87	80,435	3.71	7.04
Pharmaceuticals	62,770	4.07	7.23	60,517	2.79	5.30
Airlines	59,511	3.86	6.86	77,046	3.56	6.74
Specialty stores	56,867	3.69	6.55	45,233	2.09	3.96
Application software	53,905	3.50	6.21	50,799	2.35	4.45
Environmental & facilities services	50,659	3.29	5.84	100,852	4.66	8.83
Construction & engineering	50,269	3.26	5.79	62,740	2.90	5.49
Research & consulting services	38,531	2.50	4.44	63,404	2.93	5.55
Education services	38,254	2.48	4.41	19,745	0.91	1.73
Leisure facilities	32,591	2.11	3.76	34,486	1.59	3.02
Integrated telecommunication services	31,358	2.03	3.61	53,092	2.45	4.65
Housewares & specialties	29,775	1.93	3.43	—	0.00	—
Oil & gas equipment services	28,347	1.84	3.27	16,783	0.78	1.47
Home improvement retail	24,784	1.61	2.86	26,141	1.21	2.29
Consumer electronics	24,066	1.56	2.77	25,180	1.16	2.20
Casinos & gaming	23,495	1.52	2.71	—	0.00	—
Diversified support services	22,554	1.46	2.60	75,720	3.50	6.63
Auto parts & equipment	21,715	1.41	2.50	18,688	0.86	1.64
Industrial machinery	15,004	0.97	1.73	51,581	2.38	4.52
Distributors	14,829	0.96	1.71	—	0.00	—
Security & alarm services	13,103	0.85	1.51	13,776	0.64	1.21
Real Estate Services	13,014	0.84	1.50	—	0.00	—
Other diversified financial services	11,646	0.76	1.34	14,777	0.68	1.29
Hypermarkets & super centers	11,504	0.75	1.33	—	—	—
Precious metals & minerals	7,464	0.48	0.86	—	—	—
Trucking	7,106	0.46	0.82	—	—	—
Computer & electronics retail	6,498	0.42	0.75	—	—	—
Multi-utilities	6,255	0.41	0.72	—	—	—
Thrift & mortgage finance	6,129	0.40	0.71	5,846	0.27	0.51
Commercial printing	6,045	0.39	0.70	6,127	0.28	0.54
Leisure products	5,900	0.38	0.68	34,981	1.62	3.06
Restaurants	4,917	0.32	0.57	4,985	0.23	0.44
Food retail	4,251	0.28	0.49	4,214	0.19	0.37
IT consulting & other services	3,927	0.25	0.45	51,460	2.38	4.51
Specialized finance	3,278	0.21	0.38	—	—	—
Air freight and logistics	1,810	0.12	0.21	7,046	0.33	0.62
Apparel, accessories & luxury goods	1,241	0.08	0.14	14,620	0.68	1.28
Food distributors	—	—	—	11,400	0.53	1.00
Specialized consumer services	—	—	—	9,082	0.42	0.80
Healthcare technology	—	—	—	7,420	0.34	0.65
Total	$1,541,755	100.00%	177.69%	$2,165,491	100.00%	189.57%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

___________________

(1)	This industry includes the Company's investment in SLF JV I.
The Company's investments are generally in small and mid-sized companies in a variety of industries. As of September 30, 2017 and September 30, 2016, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given year can be highly concentrated among several investments. For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). As of September 30, 2017, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, which mature on October 12, 2036. As of September 30, 2017 and September 30, 2016, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I. As of September 30, 2017 and September 30, 2016, the Company owned 87.5% of the outstanding mezzanine notes and subordinated notes, respectively, and Kemper owned 12.5% of the outstanding mezzanine notes and subordinated notes, respectively.
The Company has determined that SLF JV I is an investment company under ASC 946, however, in accordance with such guidance, the Company generally will not consolidate its investment in a company other than a wholly-owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in SLF JV I.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank I facility") with a stated maturity date of July 1, 2019, which permitted up to $200.0 million of borrowings as of September 30, 2017 and September 30, 2016. Borrowings under the Deutsche Bank I facility bear interest at a rate equal to the 3-month LIBOR plus 2.50% per annum with no LIBOR floor. Under the Deutsche Bank I facility, $71.5 million and $100.0 million was outstanding as of September 30, 2017 and September 30, 2016, respectively.
SLF JV I also has an additional $200.0 million senior credit facility with Deutsche Bank AG, New York Branch (the "Deutsche Bank II facility"). On June 29, 2017, the Deutsche Bank II facility was assigned by Credit Suisse AG, Cayman Islands Branch to Deutsche Bank AG, New York Branch. Prior to June 29, 2017, this credit facility was administered by Credit Suisse AG, Cayman Islands Branch. Accordingly, SLF JV I’s total senior debt capacity was $400.0 million as of September 30, 2017. The Deutsche Bank II facility has a maturity date of July 7, 2023 and borrowings under the facility bear interest at a rate equal to LIBOR plus 2.50% per annum with no LIBOR floor. As of September 30, 2017 and September 30, 2016, there were $41.6 million and $67.0 million of borrowings outstanding under the Deutsche Bank II facility, respectively.
As of September 30, 2017, borrowings under the Deutsche Bank I facility and the Deutsche Bank II facility were secured by all of the assets of the respective special purpose financing vehicles of SLF JV I.
As of September 30, 2017 and September 30, 2016, SLF JV I had total assets of $276.8 million and $338.5 million. As of September 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. As of September 30, 2016, the Company's investment in SLF JV I consisted of LLC equity interests of $13.7 million and subordinated notes of $129.0 million, at fair value. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility and Deutsche Bank II facility described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 32 and 37 "eligible portfolio companies" (as defined in Section

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2(a)(46) of the 1940 Act) as of September 30, 2017 and September 30, 2016, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of September 30, 2017 and September 30, 2016, the Company and Kemper had funded approximately $165.5 million and $183.9 million, respectively, to SLF JV I, of which $144.8 million and $160.9 million, respectively, was from the Company. As of September 30, 2017, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of September 30, 2016, the Company had commitments to fund subordinated notes to SLF JV I of $157.5 million, of which $12.7 million was unfunded. As of September 30, 2017 and September 30, 2016, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million and $1.4 million was unfunded, respectively.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Senior secured loans (1)	$245,063	$324,406
Weighted average interest rate on senior secured loans (2)	7.70%	7.84%
Number of borrowers in SLF JV I	32	37
Largest exposure to a single borrower (1)	$18,374	$19,775
Total of five largest loan exposures to borrowers (1)	$82,728	$93,926
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox, Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.99%	18,374	18,182	18,557
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.08%	4,610	4,578	4,610

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.83%	5,836	5,818	5,766
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,884	8,875
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.49%	5,959	5,925	5,982
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.34%	6,118	6,066	5,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.83%	10,896	10,900	10,833
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25% (1% floor)	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.24%	8,594	8,566	8,487
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526
__________
(1) Represents the interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of September 30, 2017.
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
(5) This investment was on cash non-accrual status as of September 30, 2017.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2016

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AccentCare, Inc.	Healthcare services	First Lien	9/3/2021	LIBOR+5.75% (1% floor)	6.75%	$4,906	$4,837	$4,830
AdVenture Interactive, Corp. (3) (5)	Advertising	First Lien	3/22/2018	LIBOR+7.75% (1% floor)	8.75%	9,178	9,150	7,066
AF Borrower, LLC	IT consulting & other services	First Lien	1/28/2022	LIBOR+5.25% (1% floor)	6.25%	8,083	8,105	8,121
Ameritox Ltd. (3)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.00%	5,890	5,884	5,848
		301,913.06 Class B Preferred Units					302	331
		928.96 Class A Common Units					5,474	2,471
Total Ameritox, Ltd.						5,890	11,660	8,650
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.00%	17,198	17,038	17,059
Compuware Corporation	Internet software & services	First Lien B1	12/15/2019	LIBOR+5.25% (1% floor)	6.25%	3,194	3,164	3,206
		First Lien B2	12/15/2021	LIBOR+5.25% (1% floor)	6.25%	9,825	9,689	9,806
Total Compuware Corporation						13,019	12,853	13,012
CRGT, Inc.	IT consulting & other services	First Lien	12/21/2020	LIBOR+6.5% (1% floor)	7.50%	2,294	2,289	2,300
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.50%	4,524	4,563	4,515
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	9.75%	9,688	9,740	9,810
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+8.75% (1% floor)	9.75%	10,600	10,602	10,565
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.50%	19,160	18,869	18,672
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	7.75%	4,963	4,920	4,968
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.50%	5,991	5,966	5,946
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.00%	9,375	9,394	9,252
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.00%	9,375	9,270	9,252
Total InMotion Entertainment Group, LLC						18,750	18,664	18,504
Integrated Petroleum Technologies, Inc. (3)	Oil & gas equipment services	First Lien	3/31/2019	LIBOR+7.5% (1% floor)	8.50%	8,267	8,267	2,839
Legalzoom.com, Inc. (3)	Specialized consumer services	First Lien	5/13/2020	LIBOR+7% (1% floor)	8.00%	19,775	19,410	19,660
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+8% (1% floor)	9.00%	19,043	19,015	18,858
Lytx, Inc. (3)	Research & consulting services	First Lien	3/15/2023	LIBOR+8.5% (1% floor)	9.50%	7,981	7,981	7,981
MedTech Group, Inc.	Healthcare equipment	First Lien	1/1/2019	LIBOR+5.25% (1% floor)	6.25%	11,910	11,910	11,696
Metamorph US 3, LLC (3)	Internet software & services	First Lien	12/1/2020	LIBOR+6.5% (1% floor)	7.50%	10,078	9,945	8,390
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.00%	4,563	4,487	4,550
My Alarm Center, LLC	Security & alarm services	First Lien A	1/9/2019	LIBOR+8% (1% floor)	9.00%	3,000	2,993	3,005
		First Lien B	1/9/2019	LIBOR+8% (1% floor)	9.00%	4,506	4,493	4,514
		First Lien C	1/9/2019	LIBOR+8% (1% floor)	9.00%	1,136	1,128	1,133
Total My Alarm Center, LLC						8,642	8,614	8,652

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate (1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.75%	995	943	990
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.00%	6,614	6,528	6,357
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.50%	10,896	10,903	10,743
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+7.5%	8.02%	7,116	7,049	7,107
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.00%	4,466	4,426	4,461
TIBCO Software, Inc.	Internet software & services	First Lien	12/4/2020	LIBOR+5.5% (1% floor)	6.50%	4,748	4,548	4,691
Too Faced Cosmetics, LLC	Personal products	First Lien	7/7/2021	LIBOR+5% (1% floor)	6.00%	1,135	1,028	1,140
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/8/2021	LIBOR+7.75% (1% floor)	8.75%	8,460	8,460	7,576
TrialCard Incorporated	Healthcare services	First Lien	12/31/2019	LIBOR+4.5% (1% floor)	5.50%	13,319	13,222	13,255
TV Borrower US, LLC	Integrated telecommunications services	First Lien	1/8/2021	LIBOR+5% (1% floor)	6.00%	9,800	9,633	9,763
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.00%	14,887	14,692	15,138
Vitera Healthcare Solutions, LLC	Healthcare technology	First Lien	11/4/2020	LIBOR+5% (1% floor)	6.00%	4,863	4,863	4,747
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.50%	2,680	2,658	2,666
Worley Claims Services, LLC (3)	Internet software & services	First Lien	10/31/2020	LIBOR+8% (1% floor)	9.00%	9,924	9,882	9,875
						$324,406	$327,720	$315,153
__________
(1) Represents the interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of September 30, 2016 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
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
The cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company was $101.0 million as of September 30, 2017. The Company earned interest of $5.2 million on its investments in these notes for the year ended September 30, 2017. The cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company was $27.6 million as of September 30, 2017. The Company earned PIK interest of $3.0 million on its investments in these notes for the year ended September 30, 2017. The cost and fair value of the subordinated notes of SLF JV I held by the Company was $144.8 million and $129.0 million as of September 30, 2016, respectively. Prior to their repayment, the subordinated notes bore interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $2.9 million, $12.0 million and $6.9 million on its investments in these notes for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $5.5 million, respectively, as of September 30, 2017, and $16.1 million and $13.7 million, respectively, as of September 30, 2016. The Company earned dividend income of $1.1 million, $5.8 million and $7.9 million for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively, with respect to the LLC equity interests of SLF JV I. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of September 30, 2017 and September 30, 2016 and for the years ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments in loans at fair value (cost September 30, 2017: $251,648; cost September 30, 2016: $327,720)	$235,526	$315,153
Receivables from secured financing arrangements at fair value (cost September 30, 2017: $9,783; cost September 30, 2016: $10,014)	8,305	9,672
Cash and cash equivalents	24,389	1,878
Restricted cash	5,097	7,080
Other assets	3,485	4,700
Total assets	$276,802	$338,483

Senior credit facilities payable	$113,053	$167,012
Debt securities payable at fair value (proceeds September 30, 2017: $147,052; proceeds September 30, 2016: $165,533)	147,052	147,433
Other liabilities	10,383	8,371
Total liabilities	$270,488	$322,816
Members' equity	6,314	15,667
Total liabilities and members' equity	$276,802	$338,483

	Year ended September 30, 2017	Year ended September 30, 2016
Selected Statements of Operations Information:
Interest income	$23,222	$30,156
Other income	869	840
Total investment income	24,091	30,996
Interest expense	22,195	23,262
Other expenses	700	501
Total expenses (1)	22,895	23,763
Net unrealized appreciation (depreciation)	(22,789)	7,438
Net realized gain (loss)	13,350	(7,771)
Net income (loss)	$(8,243)	$6,900
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the year ended September 30, 2017, the Company sold $10.5 million of senior secured debt investments to SLF JV I at fair value in exchange for $10.5 million cash consideration. No gain or loss was recognized by the Company on these transactions. During the year ended September 30, 2016, the Company sold $99.4 million of senior secured debt investments at fair value to SLF JV I in exchange for $92.8 million cash consideration, $5.9 million of subordinated notes and $0.7 million of LLC equity interests in SLF JV I. The Company recognized a $0.9 million realized loss on these transactions.
Unconsolidated Significant Subsidiaries
The Company determined that SLF JV I is a significant subsidiary for the years ended September 30, 2017 and September 30, 2016 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. Accordingly, the related summary financial information is presented in the "Senior Loan Fund JV I LLC" heading above.
The Company also determined that Ameritox Holdings II, LLC was a significant subsidiary for the years ended September 30, 2017 and September 30, 2016 under at least one of the significance conditions of Rule 4-08(g) of SEC Regulation S-X. On April 11, 2016, the Company restructured its debt investment in Ameritox Ltd. As a part of the restructuring, the Company exchanged cash and its debt

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

securities for debt and equity securities in the newly restructured entity, Ameritox Holdings II, LLC. On April 11, 2016, the Company began to recognize this investment as a control investment as it held more than 25% of the voting securities of Ameritox Holdings II, LLC. Accordingly, the following tables show summary financial information for Ameritox Holdings II, LLC and its subsidiaries for the year ended September 30, 2017 and the period from April 11, 2016 to September 30, 2016:

Selected Balance Sheet Information	September 30, 2017	September 30, 2016 (1)
Current assets	$19,210	$20,226
Non-current assets	36,693	34,082
Total assets	55,903	54,308
Current liabilities	16,536	16,066
Non-current liabilities	79,697	54,329
Total liabilities	96,233	70,395
Members' deficit	$(40,330)	$(16,087)

Selected Statement of Operations Information	For the year ended September 30, 2017	For the period April 11, 2016 to September 30, 2016 (1)
Total revenue	$80,237	$42,637
Cost of sales	41,033	22,627
Gross margin	39,204	20,010
Operating expenses	41,823	26,061
Other expenses	23,957	13,931
Income from continuing operations	(26,576)	(19,982)
Net income	$(26,576)	$(19,982)
(1) Ameritox has elected not to apply push-down accounting to adjust the carrying value of its assets and liabilities related to the restructuring in its financial statements.

Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The unearned fee income balance as of September 30, 2017 and September 30, 2016 was $1.1 million and $1.3 million, respectively.
As of September 30, 2017, the Company had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment. These fees are to be paid to the Company upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
For the year ended September 30, 2017, the Company recorded total fee income of $10.5 million, $1.9 million of which was recurring in nature. For the year ended September 30, 2016, the Company recorded total fee income of $22.7 million, $6.2 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the years ended September 30, 2017, 2016 and 2015:

(Share amounts in thousands)	Year ended September 30, 2017	Year ended September 30, 2016 (1)	Year ended September 30, 2015 (1)
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$(196,969)	$(66,556)	$15,395
Weighted average common shares outstanding — basic	141,438	147,422	153,164
Earnings (loss) per common share — basic	$(1.39)	$(0.45)	$0.10
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(196,969)	$(66,556)	$15,395
Adjustments for interest on convertible notes, base management fees and incentive fees	—	—	5,458
Net increase (decrease) in net assets resulting from operations, as adjusted	$(196,969)	$(66,556)	$20,853
Weighted average common shares outstanding — basic	141,438	147,422	153,164
Adjustments for dilutive effect of convertible notes	—	3,917	7,791
Weighted average common shares outstanding — diluted	141,438	151,339	160,955
Earnings (loss) per common share — diluted	$(1.39)	$(0.45)	$0.10
__________
(1) Items relating to the Convertible Notes outstanding that were anti-dilutive to earnings per share have been excluded from the diluted earnings per share calculation. For the years ended September 30, 2016 and 2015, anti-dilution would have totaled approximately $0.01 and $0.03, respectively.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the years ended September 30, 2017, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	(1)	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	(1)	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	(1)	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	(1)	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	(1)	0.7 million
Total for the year ended September 30, 2017			$0.465	$ 62.5 million	560,114		$ 2.9 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 4, 2015	October 15, 2015	October 30, 2015	$0.06	$ 8.4 million	106,185	(1)	$ 0.6 million
August 4, 2015	November 16, 2015	November 30, 2015	0.06	8.4 million	91,335	(1)	0.6 million
November 30, 2015	December 15, 2015	December 30, 2015	0.06	8.4 million	99,673	(1)	0.6 million
November 30, 2015	January 15, 2016	January 28, 2016	0.06	8.4 million	113,905	(1)	0.7 million
November 30, 2015	February 12, 2016	February 26, 2016	0.06	8.4 million	123,342	(1)	0.6 million
February 8, 2016	March 15, 2016	March 31, 2016	0.06	8.6 million	86,806	(1)	0.4 million
February 8, 2016	April 15, 2016	April 29, 2016	0.06	8.2 million	112,569	(1)	0.6 million
February 8, 2016	May 13, 2016	May 31, 2016	0.06	8.4 million	76,432	(1)	0.4 million
May 5, 2016	June 15, 2016	June 30, 2016	0.06	8.2 million	108,629	(1)	0.5 million
May 5, 2016	July 15, 2016	July 29, 2016	0.06	8.2 million	100,268	(1)	0.6 million
May 5, 2016	August 15, 2016	August 31, 2016	0.06	8.3 million	59,026	(1)	0.4 million
August 3, 2016	September 15, 2016	September 30, 2016	0.06	8.3 million	65,170	(1)	0.4 million
Total for the year ended September 30, 2016			$0.72	$ 100.3 million	1,143,340		$ 6.4 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value (2)
July 2, 2014	October 15, 2014	October 31, 2014	$0.0917	$ 13.3 million	82,390	(1)	$ 0.7 million
July 2, 2014	November 14, 2014	November 28, 2014	0.0917	13.4 million	80,775	(1)	0.7 million
November 20, 2014	December 15, 2014	December 30, 2014	0.0917	13.4 million	79,849	(1)	0.6 million
November 20, 2014	January 15, 2015	January 30, 2015	0.0917	13.4 million	79,138	(1)	0.6 million
February 3, 2015	March 16, 2015	March 31, 2015	0.06	8.8 million	56,295	(1)	0.4 million
February 3, 2015	April 15, 2015	April 30, 2015	0.06	8.8 million	54,818	(1)	0.4 million
February 3, 2015	May 15, 2015	May 29, 2015	0.06	8.8 million	60,714	(1)	0.4 million
February 3, 2015	June 15, 2015	June 30, 2015	0.06	8.8 million	66,707	(1)	0.4 million
February 3, 2015	July 15, 2015	July 31, 2015	0.06	8.8 million	71,412	(1)	0.5 million
February 3, 2015	August 14, 2015	August 31, 2015	0.06	8.7 million	69,370	(1)	0.5 million
August 4, 2015	September 15, 2015	September 30, 2015	0.06	8.5 million	113,881	(1)	0.7 million
Total for the year ended September 30, 2015			$0.79	$ 114.7 million	815,349		$ 6.0 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the years ended September 30, 2017, September 30, 2016 and September 30, 2015.

OAKTREE SPECIALTY LENDING CORPORATION
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
On November 28, 2016, the Company’s Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the year ended September 30, 2017, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the new common stock repurchase plan. This authorization has been fully utilized.

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
In connection with the Transaction, on July 13, 2017, the Company entered into an amendment (the “ING Amendment”) to the ING facility that amends the ING Credit Agreement. Under the ING Amendment, the appointment of Oaktree as the Company’s investment adviser was approved; the covenant regarding minimum shareholders’ equity was reduced from the greater of 40% of assets or $978 million to the greater of 40% of assets or $900 million; the consolidated interest coverage ratio was reduced from 2.50 to 1.0 to 2.25 to 1.0, a new minimum net worth covenant of $750 million was added; the lenders' commitments were reduced to $525 million and the revolving period was extended to January 31, 2018. The stated maturity date of the ING facility was not extended by the ING Amendment and remains August 6, 2018 as of September 30, 2017.
As of September 30, 2017, the ING facility permitted up to $525 million of borrowings, and borrowings under the facility bore interest at a rate equal to LIBOR (1-, 2-, 3- or 6-month, at the Company's option) plus 2.25% per annum, with no LIBOR floor.
The ING facility is secured by substantially all of the Company's assets, as well as the assets of the Company's wholly-owned subsidiary, Holdings, and its indirect wholly-owned subsidiary, Fund of Funds, subject to certain exclusions for, among other things, equity interests in the Company's SBIC subsidiaries, and equity interests in Funding II as set forth in a Guarantee, Pledge and Security Agreement ("ING Security Agreement") entered into in connection with the ING Credit Agreement, among Holdings, ING Capital LLC, as collateral agent, and the Company.

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
The ING Credit Agreement and related agreements governing the ING facility required Holdings, Fund of Funds and the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants and other customary requirements for similar credit facilities. The ING facility documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. As of September 30, 2017, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of September 30, 2017, the Company had $226.5 million of borrowings outstanding under the ING facility, which had a fair value of $226.5 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 3.191%, 2.781% and 2.557% for the years ended September 30, 2017, 2016 and 2015, respectively. For the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $13.6 million, $15.1 million and $13.4 million, respectively, related to the ING facility.
Sumitomo Facility
On September 16, 2011, Funding II, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of the Company, entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement"), as amended from time to time, with respect to a credit facility ("Sumitomo facility") with Sumitomo Mitsui Banking Corporation ("SMBC"), an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
In connection with the Transaction, on July 13, 2017, the Company entered into a waiver and amendment (the “SMBC Amendment”) to the Sumitomo facility, pursuant to which the stated maturity date of the Sumitomo facility was changed from September 16, 2021 to the earlier of (a) August 6, 2018 and (b) the date on which the ING facility is repaid, refinanced or terminated. In addition, under the SMBC Amendment, SMBC has agreed to waive the occurrence of the change of control under the Sumitomo facility and certain possible events of default that would result from the closing of the Transaction, including the proposed appointment of Oaktree as the Company’s investment adviser, for a definite period of time, commencing on the date of the SMBC Amendment and ending on January 1, 2018.
As of September 30, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements). Borrowings under the Sumitomo facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility are greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility are less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company may make and reinvest borrowings under the facility expired on September 16, 2017.
In connection with the Sumitomo facility, the Company entered into a Purchase and Sale Agreement with Funding II, pursuant to which it has sold and will continue to sell to Funding II certain loan assets the Company has originated or acquired, or will originate or acquire.

The Sumitomo Agreement and related agreements governing the Sumitomo facility required both Funding II and the Company to, among other things (i) make representations and warranties regarding the collateral as well as each of the Company's portfolio companies' businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities, including a prepayment penalty in certain cases. The Sumitomo facility agreements also include usual and customary default provisions such as the failure to make timely payments under the facility, a change in control of Funding II, and the failure by Funding II or the Company to materially perform under the Sumitomo Agreement and related agreements governing the Sumitomo facility, which, if not complied with, could accelerate repayment under the facility. Any such non-compliance could materially and adversely affect the Company's liquidity, financial condition and results of operations. Funding II was formed for the sole purpose of entering into the Sumitomo facility and has no other operations. As of September 30, 2017, the Company was in compliance with all financial covenants under the Sumitomo facility.
The Sumitomo facility is secured by all of the assets of Funding II. Each loan origination under the facility is subject to the satisfaction of certain conditions. There is no assurance that Funding II will be able to borrow funds under the Sumitomo facility at any particular time or at all.
As of September 30, 2017, the Company had $29.5 million of borrowings outstanding under the Sumitomo facility, which had a fair value of $29.5 million. The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.108%, 2.432% and 2.433% for the years ended September 30, 2017, 2016 and 2015. For the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $2.4 million, $1.9 million and $1.9 million, respectively, related to the Sumitomo facility.

OAKTREE SPECIALTY LENDING CORPORATION
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
As of September 30, 2017, FSMP IV had no SBA-guaranteed debentures outstanding, and the Company had commenced actions to surrender the license for FSMP IV to the SBA. During the year ended September 30, 2017, FSMP IV repaid $138.3 million of SBA-guaranteed debentures. As of September 30, 2016, FSMP IV had $75.0 million in regulatory capital and $138.3 million in SBA-guaranteed debentures outstanding, which had a carrying value of $136.6 million (net of unamortized financing costs) and a fair value of $131.0 million.
As of September 30, 2017, FSMP V had no SBA-guaranteed debentures outstanding, and the Company had commenced actions to surrender the license for FSMP V to the SBA. During the year ended September 30, 2017, FSMP V repaid $75.0 million of SBA-guaranteed debentures. As of September 30, 2016, FSMP V had $37.5 million in regulatory capital and $75.0 million in SBA-guaranteed debentures outstanding, which had a carrying value of $73.4 million (net of unamortized financing costs) and a fair value of $67.5 million.
During the years ended September 30, 2017, 2016 and 2015, the SBA-guaranteed debentures held by the SBIC subsidiaries outstanding carried a weighted average interest rate of 3.781%, 3.793% and 3.781% (excluding the SBA annual charge), respectively. For the years ended September 30, 2017, 2016 and 2015, the Company recorded aggregate interest expense of $9.3 million, $9.5 million and $9.3 million, respectively, related to the SBA-guaranteed debentures of both SBIC subsidiaries.
The Company has received exemptive relief from the SEC to permit it to exclude the debt of the SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the Company's 200% asset coverage test under the 1940 Act. This allows the Company increased flexibility under the 200% asset coverage test by permitting it to borrow more than it would otherwise be able to under the 1940 Act absent the receipt of this exemptive relief.
As of September 30, 2017, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility or the Sumitomo facility.
See Notes 13 through 15 for discussion of additional debt obligations of the Company.
Scheduled principal payments for debt obligations at September 30, 2017 are as follows:

	Payments due during fiscal years ended September 30,
Debt Obligations	Total	2018	2019	2020	2021	2022 and Thereafter
ING facility	$226,495	$226,495	$—	$—	$—	$—
Sumitomo facility	29,500	29,500	—	—	—	—
Secured borrowings	13,489	—	—	—	13,489	—
2019 Notes	250,000	—	250,000	—	—	—
2024 Notes	75,000	—	—	—	—	75,000
2028 Notes	86,250	—	—	—	—	86,250
Total	$680,734	$255,995	$250,000	$—	$13,489	$161,250

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Accumulated PIK interest activity for the years ended September 30, 2017, September 30, 2016 and September 30, 2015 was as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
PIK balance at beginning of period	$62,631	$50,678	$39,686
Gross PIK interest accrued	18,894	20,795	21,812
PIK income reserves (1)	(7,801)	(6,767)	(8,423)
PIK interest received in cash	(4,307)	(2,076)	(2,397)
PIK balance at end of period	$69,417	$62,630	$50,678
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of September 30, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2016, there were five investments on which the Company had stopped accruing cash and/or PIK interest or OID income. As of September 30, 2015, there were four investments on which the Company had stopped accruing cash and/or PIK interest or OID income.
The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2017, September 30, 2016 and September 30, 2015 were as follows:

	September 30, 2017				September 30, 2016				September 30, 2015
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,299,793	83.59%	$1,357,794	95.29%	$1,890,606	89.80%	$1,854,228	93.89%	$2,226,334	95.08%	$2,206,418	97.97%
PIK non-accrual (1)	10,227	0.66	379	0.03	40,187	1.91	31,548	1.60	66,579	2.84	28,145	1.25
Cash non-accrual (2)	244,952	15.75	66,636	4.68	174,629	8.29	89,036	4.51	48,694	2.08	17,600	0.78
Total	$1,554,972	100.00%	$1,424,809	100.00%	$2,105,422	100.00%	$1,974,812	100.00%	$2,341,607	100.00%	$2,252,163	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The non-accrual status of the Company's portfolio investments as of September 30, 2017, September 30, 2016 and September 30, 2015 was as follows:

	September 30, 2017	September 30, 2016	September 30, 2015
Phoenix Brands Merger Sub LLC - subordinated term loan (2)	—	—	PIK non-accrual (1)
CCCG, LLC (3)	—	—	Cash non-accrual (1)
JTC Education, Inc. (2)	—	—	Cash non-accrual (1)
Answers Corporation (4)(5)	—	Cash non-accrual (1)	PIK non-accrual (1)
Dominion Diagnostics, LLC - subordinated term loan	Cash non-accrual (1)	Cash non-accrual (1)	—
Express Group Holdings LLC (3)	—	Cash non-accrual (1)	—
AdVenture Interactive, Corp. (6)	—	Cash non-accrual (1)	—
ERS Acquisition Corp. (4)	—	PIK non-accrual (1)	—
TransTrade Operators, Inc.	Cash non-accrual (1)	—	—
Ameritox Ltd.	Cash non-accrual (1)	—	—
Cenegenics, LLC	Cash non-accrual (1)	—	—
Maverick Healthcare Group, LLC	Cash non-accrual (1)	—	—
Edmentum, Inc. - unsecured junior PIK note	PIK non-accrual (1)	—	—
Advanced Pain Management	Cash non-accrual (1)	—	—
Metamorph US 3, LLC	Cash non-accrual (1)	—	—
 __________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(2)	The Company no longer held this investment as of September 30, 2017 and September 30, 2016.

(3)
In March 2016, the Company restructured its investment in CCCG, LLC. As part of the restructuring, the Company exchanged cash and its debt securities for debt and equity securities in a newly restructured entity, Express Group Holdings LLC. As of September 30, 2017, the Company no longer held an investment in Express Group Holdings LLC.

(4)	The Company no longer held this investment as of September 30, 2017.

(5)	As of September 30, 2016, both the first lien term loan and the second lien term loan were on cash non-accrual. As of September 30, 2015, only the second lien term loan was on PIK non-accrual.

(6)
In March 2017, the Company restructured its investment in AdVenture Interactive, Corp. As part of the restructuring, the Company exchanged a portion of its debt securities for equity securities in the restructured entity.

Income non-accrual amounts for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, which may include amounts for investments that were no longer held at the end of the period, were as follows:

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Cash interest income	$18,327	$13,737	$5,179
PIK interest income	7,801	7,225	8,423
OID income	154	27,886	4,627
Total	$26,282	$48,848	$18,229

OAKTREE SPECIALTY LENDING CORPORATION
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
As of September 30, 2017, the Company had net capital loss carryforwards of $466.6 million to offset net capital gains, to the extent available and permitted by U.S. federal income tax law. Of the capital loss carryforwards, $1.5 million expired on September 30, 2017, $10.3 million will expire on September 30, 2019 and $454.8 million will not expire, of which $71.5 million are available to offset future short-term capital gains and $384.3 million are available to offset future long-term capital gains.
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the years ended September 30, 2017 and September 30, 2016.

	Year ended September 30, 2017	Year ended September 30, 2016
Net decrease in net assets resulting from operations	$(196,969)	$(66,556)
Net unrealized depreciation on investments and secured borrowings	97,839	48,000
Book/tax difference due to loan fees	(188)	(377)
Book/tax difference due to exit fees	1,081	60
Book/tax difference due to organizational and deferred offering costs	(87)	(87)
Book/tax difference due to interest income on certain loans	23,748	1,458
Book/tax difference due to capital losses not recognized	171,782	125,283
Other book/tax differences	(7,348)	(8,362)
Taxable/Distributable Income(1)	$89,858	$99,419
__________
(1) The Company's taxable income for the year ended September 30, 2017 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2017. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2017, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$24,409
Net realized capital losses	465,077
Unrealized losses, net	97,839
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
As a RIC, the Company is also subject to a U.S. federal excise tax based on distributive requirements of its taxable income on a calendar year basis. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The aggregate cost of investments for income tax purposes was $1.8 billion as of September 30, 2017. For the year ended September 30, 2017, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $51.7 million. For the year ended September 30, 2017, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $277.8 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $226.1 million.

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
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, for the year ended September 30, 2017 is shown in the table below:

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2016	Systems Maintenance Services Holdings, Inc.	Debt	$ 19.0 million	$—	Full payoff
November 2016	First Star Aviation, LLC	Equity	2.5 million	(3.8 million)	Sale of equity investment
November 2016	HealthDrive Corporation	Debt	15.5 million	—	Full payoff
November 2016	The Active Network, Inc.	Debt	16.5 million	—	Full payoff
November 2016	Aden & Anais Merger Sub, Inc.	Debt	12.0 million	—	Full payoff
November 2016	Legalzoom.com, Inc.	Debt	9.0 million	—	Full payoff
December 2016	Discovery Practice Management, Inc.	Debt	33.7 million	—	Full payoff
December 2016	Ansira Partners, Inc.	Debt and Equity	38.6 million	0.4 million	Full payoff /sale of equity investment
December 2016	Aptean, Inc.	Debt	3.0 million	—	Full payoff
December 2016	Access Medical Acquisition, Inc.	Debt and Equity	12.6 million	—	Full payoff /sale of equity investment
December 2016	Ministry Brands, LLC	Debt	30.2 million	—	Full payoff
December 2016	Senior Loan Fund JV I, LLC	Debt	125.8 million	(19.9 million)	Restructuring
January 2017	First American Payment Systems, LP	Debt	18.3 million	—	Full payoff
January 2017	HSW RR, Inc.	Debt	45.0 million	—	Full payoff
February 2017	Teaching Strategies, LLC	Debt	7.2 million	—	Full payoff
February 2017	Vitera Healthcare Solutions, LLC	Debt	8.0 million	—	Full payoff
February 2017	TV Borrower US, LLC	Debt	30.0 million	—	Full payoff
February 2017	Onvoy, LLC	Debt	14.6 million	—	Full payoff
March 2017	Bracket Holding Corp.	Debt and Equity	34.2 million	1.7 million	Full payoff /sale of equity investment
March 2017	Epic Health Services, Inc.	Debt	31.9 million	—	Full payoff
March 2017	Five9, Inc.	Equity	0.8 million	0.5 million	Sale of equity investment
March 2017	Integrated Petroleum Technologies, Inc.	Debt	7.6 million	(11.1 million)	Restructuring
March 2017	NAVEX Global, Inc.	Debt	16.5 million	—	Full payoff
March 2017	Vention Medical, Inc.	Debt	2.3 million	—	Full payoff

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

March 2017	Express Group Holdings LLC	Debt and Equity	4.4 million	(22.3 million)	Partial payoff
March 2017	AdVenture Interactive, Corp.	Debt and Equity	24.3 million	(47.4 million)	Restructuring
April 2017	Tectum Holdings, Inc.	Debt	15.0 million	—	Full payoff
April 2017	TigerText, Inc.	Debt	5.0 million	—	Full payoff
April 2017	AirStrip Technologies, Inc.	Debt	16.0 million	—	Full payoff
April 2017	Cheddar's Casual Café, Inc.	Debt	10.0 million	—	Full payoff
May 2017	Tecomet Inc.	Debt	17.0 million	—	Full payoff
May 2017	Baart Programs, Inc.	Debt	35.2 million	—	Full payoff
June 2017	Eagle Hospital Physicians, LLC	Debt and Equity	13.5 million	(13.1 million)	Partial payoff
June 2017	National Spine and Pain Centers, LLC	Debt and Equity	32.0 million	0.7 million	Full payoff /sale of equity investment
June 2017	Idera, Inc.	Debt	25.9 million	—	Full payoff
July 2017	Dexter Axle Company	Equity	9.3 million	7.7 million	Sale of equity investment
July 2017	ExamSoft Worldwide, Inc.	Debt	12.9 million	—	Full payoff
July 2017	ERS Acquisition Corp.	Debt	3.7 million	(34.3 million)	Partial payoff
July 2017	My Alarm Center, LLC	Debt	3.4 million	—	Full payoff
July 2017	Swipely, Inc.	Debt and Equity	13.4 million	0.9 million	Full payoff /sale of equity investment
August 2017	Vitalyst Holdings, Inc.	Debt	19.9 million	—	Full payoff
August 2017	Omniplex World Services Corporation	Debt and Equity	12.0 million	0.1 million	Full payoff /sale of investment
August 2017	NAVEX Global, Inc.	Debt	28.4 million	—	Full payoff
August 2017	Worley Claims Services, LLC	Debt	7.0 million	—	Full payoff
August 2017	American Seafoods Group LLC	Debt	12.0 million	—	Full payoff
August 2017	Lytx, Inc.	Debt	24.0 million	—	Full payoff
August 2017	OBHG Management Services, LLC	Debt	14.8 million	—	Full payoff
August 2017	Scientific Games International, Inc.	Debt	12.0 million	—	Full payoff
August 2017	Alpha Topco Limited	Debt	3.0 million	—	Full payoff
August 2017	Asurion	Debt	5.0 million	—	Full payoff
September 2017	Comprehensive Pharmacy Services LLC	Debt	15.0 million	—	Full payoff
September 2017	Vandelay Industries Merger Sub, Inc.	Debt and Equity	45.9 million	5.6 million	Full payoff /sale of equity investment
September 2017	Lytx, Inc.	Equity	1.6 million	0.4 million	Preferred equity distribution
$ (133.9 million)
During the year ended September 30, 2017, the Company received payments of $92.8 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $37.9 million on these transactions, including a realized loss of $37.3 million from the sale of the Company's investment in the first and second lien term loans of Answers Corporation.
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, for the year ended September 30, 2016 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2015	Affordable Care, Inc.	Debt	$ 23.3 million	$—	Full payoff
October 2015	CoAdvantage Corporation	Debt and Equity	16.4 million	0.7 million	Full payoff /sale of equity investment
October 2015	First Choice ER, LLC	Debt	119.0 million	—	Full payoff
October 2015	DigiCert, Inc.	Debt	33.3 million	—	Full payoff
October 2015	Idera, Inc.	Debt	7.4 million	—	Full payoff
December 2015	EducationDynamics, LLC	Debt	13.9 million	—	Full payoff
December 2015	World50, Inc.	Debt	14.2 million	—	Full payoff
January 2016	Crealta Pharmaceuticals LLC	Debt	20.0 million	—	Full payoff
February 2016	All Metro Health Care Services, Inc.	Debt	15.7 million	—	Full payoff
February 2016	Long's Drugs Incorporated	Debt	9.7 million	—	Full payoff
March 2016	Janrain, Inc.	Debt	4.5 million	—	Full payoff
March 2016	Miche Group, LLC	Debt and Equity	0.8 million	(8.1 million)	Partial payoff /sale of equity investment
March 2016	CCCG, LLC	Debt and Equity	15.2 million	(17.2 million)	Restructuring
April 2016	Traffic Solutions Holdings, Inc.	Debt	17.2 million	—	Full payoff
April 2016	Ameritox Ltd.	Debt and Equity	61.1 million	(42.8 million)	Restructuring
May 2016	Yeti Acquisition, LLC.	Debt	54.9 million	—	Full payoff
May 2016	Conviva Inc.	Debt	4.6 million	—	Full payoff
June 2016	GTCR Valor Companies	Debt	3.7 million	—	Full payoff
July 2016	Cardon Healthcare Network, LLC	Equity	1.6 million	1.4 million	Sale of equity investment
July 2016	Five9, Inc.	Debt	18.0 million	—	Full payoff
August 2016	First Star Aviation, LLC	Debt	3.2 million	—	Full payoff
August 2016	Penn Foster, Inc.	Debt	29.1 million	—	Full payoff
August 2016	xMatters, Inc.	Debt	15.0 million	—	Full payoff
August 2016	QuorumLabs, Inc.	Debt	3.0 million	(4.2 million)	Partial payoff
September 2016	Mansell Group, Inc.	Debt	7.8 million	—	Full payoff
September 2016	Phoenix Brands Merger Sub LLC	Debt	2.7 million	(28.7 million)	Partial payoff
September 2016	Rocket Software, Inc.	Debt	10.5 million	—	Full payoff
September 2016	OnCourse Learning Corporation	Debt	19.2 million	—	Full payoff
September 2016	Language Line, LLC	Debt	26.0 million	—	Full payoff
September 2016	JTC Education, Inc.	Debt	—	(22.3 million)	Write-off
($ 121.2 million)
During the year ended September 30, 2016, the Company received payments of $241.9 million primarily in connection with syndications of debt investments to other investors and sales of debt investments in the open market and recorded an aggregate net realized loss of $4.1 million on these transactions.
A summary of the Company's recorded investment realization events, excluding syndications of debt investments and sales of debt investments in the open market, for the year ended September 30, 2015 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Date	Portfolio Company	Investment Type	Consideration at Exit	Realized Gain (Loss)	Transaction
October 2014	Miche Bag, LLC	Debt and Equity	$ 2.7 million	$ (17.9 million)	Restructuring
October 2014	Teaching Strategies, LLC	Debt	74.4 million	—	Full payoff
October 2014	SugarSync, Inc.	Debt	6.5 million	—	Full payoff
November 2014	Olson + Co., Inc.	Debt	8.6 million	—	Full payoff
November 2014	American Cadastre, LLC	Debt	5.6 million	—	Full payoff
December 2014	Drugtest, Inc.	Debt	35.8 million	—	Full payoff
December 2014	Charter Brokerage, LLC	Debt	39.5 million	—	Full payoff
December 2014	CRGT, Inc.	Debt	27.7 million	—	Full payoff
December 2014	Devicor Medical Products, Inc.	Debt	12.5 million	—	Full payoff
December 2014	CT Technologies Intermediate Holdings, Inc.	Debt	12.0 million	—	Full payoff
February 2015	Enhanced Recovery Company, LLC	Debt	27.8 million	—	Full payoff
February 2015	HealthEdge Software, Inc.	Debt	17.5 million	—	Full payoff
April 2015	Digi-Star Acquisition Holdings, Inc.	Debt and Equity	17.5 million	0.5 million	Full payoff /sale of equity investment
April 2015	Total Military Management, Inc.	Debt	2.5 million	—	Full payoff
May 2015	Garretson Firm Resolution Group, Inc.	Debt	5.1 million	—	Full payoff
June 2015	HFG Holdings, LLC	Debt and Equity	115.8 million	(4.4 million)	Full payoff /sale of equity investment
June 2015	Welocalize, Inc.	Equity	6.0 million	2.6 million	Sale of equity investment
June 2015	Physicians Pharmacy Alliance, Inc.	Debt	10.2 million	—	Full payoff
June 2015	Meritas Schools Holdings, LLC	Debt	19.5 million	—	Full payoff
June 2015	Royal Adhesives and Sealants, LLC	Debt	10.5 million	—	Full payoff
June 2015	All Web Leads, Inc.	Debt	24.7 million	—	Full payoff
June 2015	Puerto Rico Cable Acquisition Company Inc.	Debt	27.0 million	—	Full payoff
June 2015	Edmentum, Inc.	Debt and Equity	9.1 million	(7.9 million)	Restructuring
July 2015	Specialized Education Services, Inc.	Debt	26.3 million	—	Full payoff
September 2015	2Checkout.com, Inc.	Debt	2.0 million	—	Full payoff
September 2015	ShareThis, Inc.	Debt	15.0 million	—	Full payoff
September 2015	Salus CLO 2012-1, Ltd.	Debt	29.5 million	—	Full payoff
($ 27.1 million)
During the year ended September 30, 2015, the Company received payments of $749.8 million in connection with syndications of debt investments to other investors, sales of debt investments in the open market, and repayment of secured borrowings and recorded an aggregate net realized loss of $0.8 million on these transactions.
Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
During the years ended September 30, 2017, September 30, 2016 and September 30, 2015, the Company recorded net unrealized depreciation on investments and secured borrowings of $97.8 million, $48.0 million and $71.0 million, respectively. For the year ended September 30, 2017, this consisted of $163.4 million of net unrealized depreciation on debt investments, $93.1 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings, offset by $159.0 million of net reclassifications to realized losses (resulting in unrealized appreciation).
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

OAKTREE SPECIALTY LENDING CORPORATION
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

Note 11. Related Party Transactions
As of September 30, 2017, the Company was party to a fourth amended and restated investment advisory agreement with FSM, which was the Company’s investment adviser through the closing of the Transaction. Under this investment advisory agreement, the Company paid FSM a fee for its services consisting of two components - a base management fee and an incentive fee. The fourth amended and restated investment advisory agreement changed the structure of the subordinated incentive fee on income as described below. The other commercial terms of the Company’s existing investment advisory relationship with FSM under the third amended and restated investment advisory agreement between FSM and the Company remained unchanged.
Base Management Fee
Prior to December 31, 2015, the base management fee was calculated at an annual rate of 2.0% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.
On January 20, 2016, the Company announced that FSM agreed to an amendment to the investment advisory agreement to permanently reduce the base management fee. Beginning January 1, 2016, the base management fee on total gross assets (excluding cash and cash equivalents) was reduced from 2.0% to 1.75%. The other commercial terms of the Company’s existing investment advisory arrangement with FSM remained unchanged.
For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, base management fees (net of waivers) incurred were $31.1 million, $41.1 million and $51.1 million, respectively.
For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, FSM voluntarily waived a portion of the base management fee which resulted in waivers of $0.2 million, $0.3 million and $0.5 million, respectively.
Incentive Fee

As of September 30, 2017, the incentive fee consisted of two parts. The first part (“Part I incentive fee,” “income incentive fee” or “subordinated incentive fee on income”) was calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding fiscal quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company received from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s Prior Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company had not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Effective as of January 1, 2017, Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding fiscal quarter, was compared to a “hurdle rate” of 1.75% per quarter, subject to a “catch-up” provision measured as of the end of each fiscal quarter. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the base management fee. Effective as of January 1, 2017, the calculation of the subordinated incentive fee on income for each quarter was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
No subordinated incentive fee on income was payable to FSM in any fiscal quarter in which the Company’s Pre-Incentive Fee Net Investment Income did not exceed the preferred return rate of 1.75% (the “preferred return” or “hurdle”);

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeded the preferred return but was less than or equal to 2.1875% in any fiscal quarter was payable to FSM. This portion of the Company’s subordinated incentive fee on income was referred to as the “catch-up” provision, and it was intended to provide FSM with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reached 2.1875% on net assets in any fiscal quarter; and

•
For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeded 2.1875% on net assets, the subordinated incentive fee on income was equal to 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the preferred return and catch-up would have been achieved.

Effective as of January 1, 2017, the subordinated incentive fee on income was subject to a total return hurdle. In the event the cumulative subordinated incentive fee on income accrued for the Lookback Period (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters of the Lookback Period but not the quarter of calculation) exceeded 20.0% of the cumulative net increase in net assets resulting from operations during the Lookback Period, then the subordinated incentive fee on income for the quarter would have been reduced by an amount equal to (1) 25% of the subordinated incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by FSM for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” was an amount, if positive, equal to the sum of Pre-Incentive Fee Net Investment Income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of the Company for the Lookback Period. “Lookback Period” meant the period commencing January 1, 2017 and ending on the last day of the fiscal quarter for which the subordinated incentive fee on income was being calculated.
There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there was no clawback of amounts previously paid if subsequent quarters were below the quarterly hurdle and there was no delay of payment if prior quarters were below the quarterly hurdle.

Prior to effectiveness of the fourth amended and restated investment advisory agreement on January 1, 2017, the Part I incentive fee was calculated and payable as follows:

•	No Part I incentive fee was payable to FSM in any fiscal quarter in which the Company’s Pre-Incentive Fee Investment Income did not exceed a hurdle rate of 2.00%;

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeded the 2.0% hurdle rate but was less than or equal to 2.5% was payable to FSM. This portion of the Company’s Part I incentive fee was referred to as the “catch-up” and was intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reached 2.5% in any fiscal quarter; and

•
20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.5% in any fiscal quarter was payable to FSM, as the preferred return and catch-up would have been achieved.

Prior to January 1, 2017, the Part I incentive fee was not subject to a total return hurdle.
As of September 30, 2017, the second part of the incentive fee (“Part II Incentive Fee” or “capital gain incentive fee”) was determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equaled 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under the investment advisory agreement, and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the investment advisory agreement will be consistent with the formula reflected in the investment advisory agreement. The Company did not currently accrue for capital gain incentive fees as of September 30, 2017 due to the accumulated realized and unrealized losses in the portfolio.
For the years ended September 30, 2017, September 30, 2016 and September 30, 2015, incentive fees were $10.7 million (net of a $1.1 million reduction due to the total return hurdle), $22.1 million and $28.6 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

At September 30, 2017 and September 30, 2016, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $6.8 million and $16.0 million, respectively, reflecting the unpaid portion of the base management fee and Part I incentive fee payable to FSM.
Prior Administration Agreement
As of September 30, 2017, the Company was party to the Prior Administration Agreement with FSC CT. Under the Prior Administration Agreement with FSC CT, administrative services were provided to the Company, including providing the Company with its principal executive offices and equipment, and clerical, bookkeeping and recordkeeping services at such facilities. Under the Prior Administration Agreement, FSC CT also performed or oversaw the performance of the Company's required administrative services, which included being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC. In addition, FSC CT assisted the Company in determining and publishing the Company's net asset value, oversaw the preparation and filing of the Company's tax returns and the printing and dissemination of reports to the Company's stockholders, and generally oversaw the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company reimbursed FSC CT the allocable portion of overhead and other expenses incurred by FSC CT in performing its obligations under the Prior Administration Agreement, including rent and the Company's allocable portion of the costs of compensation and related expenses of the Company's Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost with no profit to, or markup by, FSC CT. As of September 30, 2017, the Company utilized office space in Greenwich, CT that was leased by FSC CT from an entity controlled by the chief executive officer of FSM and FSC CT, Mr. Leonard M. Tannenbaum. As of September 30, 2017, the Company also utilized additional office space that was leased by affiliates of FSM and FSC CT in Chicago, IL. Any reimbursement for a portion of the rent at this location was at cost with no profit to, or markup by, FSC CT. As of September 30, 2017, FSC CT would also provide, on the Company's behalf, managerial assistance to the Company's portfolio companies. The Prior Administration Agreement with FSC CT was terminable by either party without penalty upon 60 days' written notice to the other party.
For the year ended September 30, 2017, the Company accrued administrative expenses of $4.3 million, including $2.1 million of general and administrative expenses, which was due to FSC CT. For the year ended September 30, 2016, the Company accrued administrative expenses of $4.0 million, including $2.1 million of general and administrative expenses, which was due to FSC CT. For the year ended September 30, 2015, the Company accrued administrative expenses of $6.9 million, including $3.8 million of general and administrative expenses, which was due to FSC CT.
As of September 30, 2017 and September 30, 2016, $1.8 million and $2.2 million was included in "Due to FSC CT" in the Consolidated Statements of Assets and Liabilities, respectively.
Common Stock held by FSAM and Principals
Based on reports filed with the SEC, as of September 30, 2017, a subsidiary of FSAM reported holdings of 8,399,520 shares of the Company's common stock, which represents approximately 6.0% of the Company's common stock outstanding.
Based on reports filed with the SEC, Mr. Leonard M. Tannenbaum, a holder of greater than 10% of the Company’s common stock, purchased shares of the Company’s common stock on March 9, 2017 and March 10, 2017 at prices less than or equal to $4.40 per share that were matchable under Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent of 242,289 shares, with his sale of an aggregate of 242,289 shares of the Company’s common stock at prices ranging from $5.55 to $5.61 per share that occurred between December 13, 2016 and December 29, 2016. Upon settlement of the trades, Mr. Tannenbaum paid to the Company $0.3 million, representing the full amount of the profit realized in connection with the short-swing transaction, less transaction costs. The Company recorded this transaction as capital contributions from stockholders on the Consolidated Statements of Changes in Net Assets. Based on reports filed with the SEC, as of September 30, 2017, Mr. Tannenbaum directly and indirectly held 18,644,899 shares of the Company's common stock, which represents approximately 13.2% of the Company's common stock outstanding.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 12. Financial Highlights

	Year ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014	Year ended September 30, 2013
Net asset value at beginning of period	$7.97	$9.00	$9.64	$9.85	$9.92
Net investment income (4)	0.51	0.72	0.75	1.00	1.04
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	(0.69)	(0.33)	(0.46)	(0.23)	0.12
Net realized gain (loss) on investments and secured borrowings (4)	(1.21)	(0.84)	(0.19)	0.02	(0.24)
Distributions to stockholders (4)	(0.47)	(0.67)	(0.79)	(0.94)	(0.90)
Tax return of capital (4)	—	(0.05)	—	(0.06)	(0.25)
Net issuance/repurchases of common stock (4)	0.05	0.14	0.05	—	0.16
Net asset value at end of period	$6.16	$7.97	$9.00	$9.64	$9.85
Per share market value at beginning of period	$5.81	$6.17	$9.18	$10.29	$10.98
Per share market value at end of period	$5.47	$5.81	$6.17	$9.18	$10.29
Total return (1)	2.84%	7.02%	(27.18)%	(0.97)%	4.89%
Common shares outstanding at beginning of period	143,259	150,263	153,340	139,041	91,048
Common shares outstanding at end of period	140,961	143,259	150,263	153,340	139,041
Net assets at beginning of period	$1,142,288	$1,353,094	$1,478,475	$1,368,872	$903,570
Net assets at end of period	$867,657	$1,142,288	$1,353,094	$1,478,475	$1,368,872
Average net assets (2)	$1,018,498	$1,229,639	$1,413,357	$1,393,635	$1,095,225
Ratio of net investment income to average net assets	7.13%	8.68%	8.13%	10.23%	10.50%
Ratio of total expenses to average net assets (excluding base management fee waiver and insurance recovery)	10.49%	13.09%	10.69%	10.91%	9.95%
Effect of base management fee waiver	(0.02)%	(0.03)%	(0.04)%	(0.05)%	(0.21)%
Effect of insurance recoveries	(0.12)%	(1.58)%	—	—	—
Ratio of net expenses to average net assets	10.35%	11.48%	10.65%	10.86%	9.74%
Ratio of portfolio turnover to average investments at fair value	39.06%	23.39%	23.02%	25.50%	38.22%
Weighted average outstanding debt (3)	$982,372	$1,190,105	$1,228,413	$1,110,021	$597,596
Average debt per share (4)	$6.95	$8.07	$8.02	$7.82	$5.42
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

OAKTREE SPECIALTY LENDING CORPORATION
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
For the year ended September 30, 2016, the Company recorded interest expense of $3.4 million related to the Convertible Notes. For the year ended September 30, 2015, the Company recorded interest expense of $6.8 million related to the Convertible Notes.

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the year ended September 30, 2017, 2016 and 2015, the Company did not repurchase any of the 2019 Notes in the open market.
For the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $13.3 million, $13.3 million and $13.4 million, respectively, related to the 2019 Notes.
As of September 30, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.4 million and $250.6 million, respectively. As of September 30, 2016, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $247.3 million and $256.9 million, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 30, 2017. As of September 30, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol "FSCE" with a par value of $25.00 per note. As of October 17, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE.”
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the years ended September 30, 2017, 2016 and 2015, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $4.6 million related to the 2024 Notes.
As of September 30, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.5 million and $76.0 million, respectively. As of September 30, 2016, there were $75.0 million of 2024 Notes outstanding, which had a carry value and fair value of $73.3 million and $76.7 million, respectively.
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
Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. As of September 30, 2017, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol "FSCFL." As of October 17, 2017, the 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "OCSLL" with a par value of $25.00 per note.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the years ended September 30, 2017, 2016 and 2015, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $5.5 million related to the 2028 Notes.
As of September 30, 2017, there were $84.2 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.2 million and $87.5 million, respectively. As of September 30, 2016, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.0 and $88.7 million, respectively.

Note 15. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of September 30, 2017, secured borrowings at fair value totaled $13.3 million and the fair value of the investment that is associated with these secured borrowings was $40.9 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the year ended September 30, 2017, 2016 and 2015, there were $5.4 million, $2.9 million and $62.8 million of net repayments on secured borrowings, respectively.
For the years ended September 30, 2017, 2016 and 2015, the secured borrowings bore interest at a weighted average interest rate of 8.08%, 7.26% and 4.80%, respectively. For the years ended September 30, 2017, 2016 and 2015, the Company recorded interest expense of $1.2 million, $1.5 million and $1.7 million, respectively, related to the secured borrowings.
As of September 30, 2017, there were $13.5 million of secured borrowings outstanding, which had a fair value of $13.3 million. As of September 30, 2016, there were $18.9 million of secured borrowings outstanding, which had a fair value of $18.4 million.

Note 16. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. ("FSOF") and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of FSM, including those raised in an ordinary-course examination of FSM by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previous disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSI, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and has been communicating with Division of Enforcement personnel. The Investment Adviser is not subject to these subpoenas.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Legal Costs
In connection with previously disclosed litigation, the Company incurred professional fees of $0.1 million during the year ended September 30, 2017, respectively, and received insurance reimbursements related to previously incurred professional fees of $1.3 million during the year ended September 30, 2017. During the year ended September 30, 2016, the Company incurred professional fees of $9.9 million and received insurance reimbursements related to previously incurred professional fees of $0.1 million. FSAM may seek indemnification with respect to any losses and expenses it may incur in connection with these lawsuits.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of September 30, 2017, the Company's only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. As of September 30, 2016, the Company's only off-balance sheet arrangements consisted of $215.7 million of unfunded commitments, which was comprised of $191.7 million to provide debt financing to certain of its portfolio companies, $14.1 million to provide debt and equity financing to SLF JV I and $9.9 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC interests, and limited partnership interests) as of September 30, 2017 and September 30, 2016 is shown in the table below:

	September 30, 2017	September 30, 2016
Lift Brands Holdings, Inc.	$15,000	$13,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	9,326	5,596
Edge Fitness, LLC	8,353	8,353
InMotion Entertainment Group, LLC	7,544	6,856
BeyondTrust Software, Inc.	5,995	5,995
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC (1)(2)	4,180	—
Impact Sales, LLC	3,234	—
Systems, Inc.	3,030	—
Thing5, LLC	3,000	5,000
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	—
Traffic Solutions Holdings, Inc.	2,998	2,682
Motion Recruitment Partners LLC	2,900	2,900
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	2,760	2,054
Edmentum, Inc.(1)	2,664	2,664
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	—
Refac Optical Group	2,080	6,400
SPC Partners VI, L.P. (limited partnership interest)	2,000	—
Ministry Brands, LLC	1,708	15,000
Sailpoint Technologies, Inc.	1,500	—
Metamorph US 3, LLC (1)	1,470	3,675
Senior Loan Fund JV 1, LLC	1,328	14,065
TransTrade Operators, Inc. (1)(3)	1,052	424
Webster Capital III, L.P. (limited partnership)	736	1,013
Riverside Fund V, LP (limited partnership interest)	539	853
Garretson Firm Resolution Group, Inc.	508	1,066
Sterling Capital Partners IV, L.P. (limited partnership interest)	490	485
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	472	813

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Tailwind Capital Partners II, L.P. (limited partnership interest)	391	1,005
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	476
RCP Direct II, LP (limited partnership interest)	364	654
Cenegenics, LLC (1)(3)	297	1,001
Riverside Fund IV, LP (limited partnership interest)	254	544
ACON Equity Partners III, LP (limited partnership interest)	239	204
RCP Direct, LP (limited partnership interest)	184	236
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	190
Milestone Partners IV, LP (limited partnership interest)	180	261
SPC Partners V, L.P. (limited partnership interest)	159	602
Riverlake Equity Partners II, LP (limited partnership interest)	129	177
L Squared Capital Partners (limited partnership interest)	—	308
Legalzoom.com, Inc.	—	15,427
TigerText, Inc.	—	10,000
RP Crown Parent, LLC	—	9,414
TIBCO Software, Inc.	—	5,800
Integrated Petroleum Technologies, Inc.	—	5,397
Trialcard Incorporated	—	4,900
Adventure Interactive, Corp. (2)	—	4,846
Baart Programs, Inc.	—	4,762
Discovery Practice Management, Inc.	—	3,958
OBHG Management Services, LLC	—	3,836
First American Payment Systems, LP	—	3,000
My Alarm Center, LLC	—	2,940
Eagle Hospital Physicians, Inc.	—	2,753
HealthDrive Corporation	—	2,534
Teaching Strategies, LLC	—	2,400
ExamSoft Worldwide, Inc.	—	2,000
Accruent, LLC	—	1,900
Total	$118,073	$215,651
 ___________
(1) This investment was on cash or PIK non-accrual status as of September 30, 2017.
(2) This investment was on cash non-accrual status as of September 30, 2016.
(3) This portfolio company does not have the ability to draw on this unfunded commitment as of September 30, 2017.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Oaktree Specialty Lending Corporation for the years ended September 30, 2017, 2016 and 2015 are below:

	For the three months ended
(dollars in thousands, except per share amounts)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$35,732	$44,917	$45,555	$51,760	$59,160	$64,026	$59,563	$65,122	$63,770	$69,900	$66,467	$65,338
Net investment income	11,464	19,390	18,504	23,294	25,695	29,106	25,343	26,582	28,159	32,251	28,123	26,407
Net realized and unrealized loss	(136,935)	(25,447)	(9,703)	(97,536)	(29,128)	(34,324)	(20,363)	(89,468)	(30,548)	(11,740)	(2,380)	(54,877)
Net increase (decrease) in net assets resulting from operations	(125,471)	(6,057)	8,801	(74,242)	(3,433)	(5,218)	4,980	(62,886)	(2,389)	20,511	25,743	(28,470)
Net assets	867,657	1,010,750	1,019,626	1,030,272	1,142,288	1,184,376	1,225,974	1,263,113	1,353,094	1,403,213	1,410,302	1,407,822
Total investment income per common share	$0.25	$0.32	$0.32	$0.36	$0.41	$0.44	$0.40	$0.43	$0.42	$0.46	$0.43	$0.43
Net investment income per common share	0.08	0.14	0.13	0.16	0.18	0.20	0.17	0.18	0.18	0.21	0.18	0.17
Earnings (losses) per common share	(0.89)	(0.04)	0.06	(0.52)	(0.02)	(0.04)	0.03	(0.42)	(0.02)	0.13	0.17	(0.19)
Net asset value per common share at period end	6.16	7.17	7.23	7.31	7.97	8.15	8.33	8.41	9.00	9.15	9.20	9.18

Note 18. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the year ended September 30, 2017 except as discussed below:
The Transaction and the New Investment Advisory Agreement with Oaktree
On July 13, 2017, Oaktree, entered into the Purchase Agreement, with FSM, and, for certain limited purposes, FSAM, the indirect, partial owner of FSM, and Fifth Street Holdings L.P. (“FSH”), the direct, partial owner of FSM.
In order to ensure that the Transaction, complied with Section 15(f) of the 1940 Act, the Investment Adviser and FSM agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of the Company’s Board of Directors must not be interested persons of Oaktree or FSM. Second, an “unfair burden” must not be imposed on the Company as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction.
On September 7, 2017, the Company held a special meeting of stockholders, or the Special Meeting. At the Special Meeting, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction. Stockholders of the Company also approved, contingent upon the closing of the Transaction, the election of John B. Frank, Marc H. Gamsin, Craig Jacobson, Richard G. Ruben and Bruce Zimmerman to serve on the Company’s Board of Directors, each of whom commenced serving on the Company’s Board of Directors on October 17, 2017. In addition, in connection with the Transaction, Edgar Lee became the Company’s Chief Executive Officer and Chief Investment Officer, Mathew Pendo became the Company’s Chief

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Operating Officer, Mel Carlisle became the Company’s Chief Financial Officer and Treasurer and Kimberly Larin became the Company’s Chief Compliance Officer.
Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of OCSI and the Company, and Oaktree paid gross cash consideration of $320 million to FSM. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between FSM and the Company and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree.
On October 17, 2017, each of Bernard D. Berman, James Castro-Blanco, Brian S. Dunn, Alexander C. Frank, Byron J. Haney and Douglas F. Ray resigned as a member of the Company’s Board of Directors. In addition, on October 17, 2017, each of Mr. Berman, the Company’s former Chief Executive Officer, Mr. Steven Noreika, the Company’s former Chief Financial Officer, and Ms. Kerry Acocella, the Company’s former Secretary and Chief Compliance Officer, resigned from his or her role as an officer of the Company.
In connection with the Transaction, the Company and Kemper, in their respective capacities as members of SLF JV I, consented to the assignment by FSC CT of the administrative and loan services agreement between SLF JV I and FSC CT to Oaktree Administrator, effective as of October 17, 2017.
The following is a description of the New Investment Advisory Agreement, which has been in effect since October 17, 2017.
Management Services
Oaktree is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Company’s Board of Directors since October 17, 2017, Oaktree has managed the day-to-day operations of the Company and provided the Company with investment advisory services. Under the New Investment Advisory Agreement, Oaktree:
•determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments the Company makes;
•executes, closes, monitors and services the investments the Company makes;
•determines what securities and other assets the Company purchases, retains or sells; and
•performs due diligence on prospective portfolio companies.
The New Investment Advisory Agreement provides that Oaktree’s services are not exclusive to the Company and Oaktree is generally free to furnish similar services to other entities so long as its services to us are not impaired.
Management Fee
Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Base Management Fee
Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.50%.
Incentive Fee
The incentive fee consists of two parts. Under the New Investment Advisory Agreement, the first part of the incentive fee (the “incentive fee on income”) is calculated and payable quarterly in arrears based upon the “pre-incentive fee net investment income” of the Company for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed quarter, of 1.50%, subject to a “catch up” feature.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the New Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:
•No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets.
•100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter.
•For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.
There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.
Under the New Investment Advisory Agreement, the second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) commencing with the fiscal year ending September 30, 2019 and will equal 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from the beginning of the fiscal year ending September 30, 2019 through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees under the New Investment Advisory Agreement. Any realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ending September 30, 2018 will be excluded from the calculations of the second part of the incentive fee.
Collection and Disbursement of Fees Owed to Fifth Street Management
Under the Company’s prior investment advisory agreement with FSM, both the base management fee and incentive fee on income were calculated and paid to FSM at the end of each quarter. In order to ensure that FSM receives any compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which FSM and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay FSM in early 2018 the pro rata portion of the fees that were earned by, but not paid to, FSM for services rendered to the Company prior to the termination of the former investment advisory agreement with FSM.
Duration and Termination
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Administrative Services
The Company entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator will make reports to the Board of its performance of obligations under the New Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company, in each case, as it shall determine to be desirable or as reasonably required by the Board; provided that the Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator will also provide portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator will assist the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. For providing these services, facilities and personnel, the Company will reimburse Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. Oaktree Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The New Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree Administrator and its officers, managers, partners, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree Administrator’s services under the New Administration Agreement or otherwise as the Company’s administrator. Unless earlier terminated as described below, the New Administration Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Pledge Agreement
On October 17, 2017, in connection with the Purchase Agreement, the Company entered into a pledge agreement (the “Pledge Agreement”) with FSH with respect to 6,265,665 shares of the Company’s common stock owned by FSH, pursuant to which FSH pledged such shares to the Company to secure indemnification obligations of FSM and FSH under the Purchase Agreement relating to certain SEC investigation-related legal costs and expenses, if any, and certain fees, fines, monetary penalties, deductibles and disgorgements, if any, that may be ordered by the SEC to be paid by the Company, net of any disgorgements paid by FSM to the Company and any insurance recoveries received by the Company.
Supplemental Indentures
On October 17, 2017, in connection with the change of the name of the Company, the Company entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) with Deutsche Bank Trust Company Americas (the “Trustee”), amending the Indenture, dated as of April 30, 2012 (the “Base Indenture”), between the Company and the Trustee, to expressly provide for the Company authority to exchange the existing notes issued thereunder for new notes bearing the new name of the Company and new CUSIP numbers.
Pursuant to the authority provided in the Fourth Supplement Indenture, the following occurred:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•the global note bearing CUSIP number 31679B AF7 (the “Old 2019 Note”), representing $250 million aggregate principal amount of the 2019 Notes, was cancelled and a global note bearing CUSIP number 67401P AA6 (the “New 2019 Note”), representing the 2019 Notes, was issued in exchange therefor;
•the global note bearing CUSIP number 31679B 209 (the “Old 2024 Note”), representing $75 million aggregate principal amount of the 2024 Notes, was cancelled and a global note bearing CUSIP number 67401P 207 (the “New 2024 Note”), representing the 2024 Notes, was issued in exchange therefor; and
•the global note bearing CUSIP number 31679B 308 (collectively with the Old 2019 Note and the Old 2024 Note, the “Old Notes”), representing $86.3 million aggregate principal amount of the 2028 Notes, was cancelled and a global note bearing CUSIP number 67401P 306 (collectively with the New 2019 Note and the New 2024 Note, the “New Notes”), representing the 2028 Notes, was issued in exchange therefore.
The rights of the holders of the 2019 Notes, 2024 Notes and 2028 Notes and the rank and other terms of such notes were not altered in connection with the cancellation of the Old Notes and issuance of the New Notes.
ING Facility Amendment and Sumitomo Facility Termination
On November 17, 2017, the Company entered into the Ninth Amendment (the “Ninth ING Amendment”) to amend the ING Credit Agreement. The Ninth ING Amendment (a) decreased the minimum amount of shareholders’ equity the Company is required to have under the ING Credit Agreement as of the last day of any fiscal quarter, starting with the quarter ending September 30, 2017, to $700 million and (b) decreased the minimum amount of net worth that the Company is required to maintain at any time, starting with the quarter ending September 30, 2017, to $650 million.
On November 24, 2017, Fifth Street Funding II, LLC, as the borrower under the Sumitomo Facility, repaid all outstanding borrowings thereunder, following which the Sumitomo facility was terminated. Obligations under the Sumitomo facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the ING facility is repaid, refinanced or terminated.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2017

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2017	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.34%		$36,567	$—	$(148)	$4,243	$36,328	$1,303	$(1,063)	$36,568	4.2%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.34%		1,250	—	—	122	2,800	1,261	(2,811)	1,250	0.1%
LC Facility, 6% cash due 4/1/2021			4,752	—	—	236	3,518	1,248	(14)	4,752	0.5%
746,114 Series A Preferred Units, 10%			—	—	(13,864)	1,471	20,094	3,201	(15,595)	7,700	0.9%
746,114 Common Stock Units			—	—	—	—	—	2,284	(2,284)	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	(5,238)	8	7,046	644	(5,880)	1,810	0.2%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	(872)	(4)	—	2,680	(2,680)	—	—%
596.67 Series A Common Units				—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC				—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				—	—	—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
10,104,401 Common Units			—	(3,767)	3,119	—	2,413	3,120	(5,533)	—	—%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	—	2,945	2,618	54,214	4,031	(16,850)	41,395	4.8%
100% equity interest			—	—	(7,413)	—	2,839	8,500	(7,413)	3,926	0.5%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	17	915	11,851	179	(162)	11,868	1.4%
100% equity interest			—	—	(2,739)	—	5,729	58	(3,464)	2,323	0.3%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			—	(13,812)	14	571	13,875	1,058	(14,933)	—	—%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			—	—	2	81	3,887	4,189	(8,076)	—	—%
First Lien Revolver, 8% cash due 4/30/2017			—	—	—	156	1,913	2,257	(4,170)	—	—%
4,100,000 Class A Common Units			—	—	(6,185)	—	7,421	4,100	(11,521)	—	—%
Earn-out			—	—	—	—	—	7,851	(2,865)	4,986	0.6%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021			—	(19,857)	15,838	2,859	129,004	16,546	(145,550)	—	—%
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.88%		101,030	—	—	5,225	—	101,030	—	101,030	11.6%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,641	—	—	2,977	—	27,641	—	27,641	3.2%
87.5% LLC equity interest			—	—	(8,263)	1,050	13,708	434	(8,617)	5,525	0.6%

Express Group Holdings LLC (8)		Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019			—	(22,312)	10,880	(110)	1,193	12,073	(13,266)	—	—%
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019			—	—	—	(2)	6,090	5,211	(11,301)	—	—%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016			—	—	—	106	3,000	—	(3,000)	—	—%
14,033,391 Series B Preferred Units			—	—	3,982	—	—	3,982	(3,982)	—	—%
280,668 Series A Preferred Units			—	—	1,593	—	—	1,593	(1,593)	—	—%
1,456,344 Common Units			—	—	—	—	—	—	—	—	—%
Ameritox Ltd. (7)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.33%		38,338	—	(32,905)	2,428	31,039	9,151	(35,745)	4,445	0.5%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	(15,437)	—	15,437	1,423	(16,860)	—	—%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	(1,755)	—	1,755	162	(1,917)	—	—%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	(13,113)	—	13,113	—	(13,113)	—	—%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.33%		$4,107	$—	$—	$140	$—	$4,107	$—	$4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.43%		2,504	—	—	87	—	2,504	—	2,504	0.3%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.33%		1,009	26	—	39	—	1,009	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	736	—	—	736	—	736	0.1%
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock			—	—	207	—	—	24,466	(10,648)	13,818	1.6%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	8.33%		19,960	—	—	835	—	19,960	—	19,960	2.3%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022	8.33%		—	—	—	8	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	(2,730)	—	—	10,648	(2,730)	7,918	0.9%
Total Control Investments			$314,151	$(59,722)	$(71,329)	$26,059	$388,267	$290,640	$(373,636)	$305,271	35.2%

Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,719	—	(81)	1,170	9,549	232	(116)	9,665	1.1%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	(1,544)	—	4,079	5	(1,550)	2,534	0.3%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,956	—	96	4,310	24,268	995	(2,306)	22,957	2.6%
4,668,788 shares of Preferred Stock			—	—	(45)	—	1,873	349	(395)	1,827	0.2%
Total Affiliate Investments			$32,675	$—	$(1,574)	$5,480	$39,769	$1,581	$(4,367)	$36,983	4.3%
Total Control & Affiliate Investments			$346,826	$(59,722)	$(72,903)	$31,539	$428,036	$292,221	$(378,003)	$342,254	39.4%

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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

(7)	This investment was on cash non-accrual status as of September 30, 2017.

(8)	This investment was on cash non-accrual status as of September 30, 2016.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Year ended September 30, 2016

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2016	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.00%		$36,180	$—	$176	$2,370	$—	$37,244	$(916)	$36,328	3.2%
Second Lien Term Loan, 12% cash 3% PIK due 12/31/2016			—	—	28	1,458	16,878	341	(17,219)	—	—%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.34%		2,800	—	3	145	—	2,891	(91)	2,800	0.2%
LC Facility, 6% cash due 4/1/2021			3,518	—	2	241	1,444	2,188	(114)	3,518	0.3%
746,114 Series A Preferred Units, 10%			—	—	(1,569)	2,249	19,414	4,871	(4,191)	20,094	1.8%
746,114 Common Stock Units					(5,931)	—	5,930	—	(5,930)	—	—%
TransTrade Operators, Inc.		Air freight and logistics
First Lien Term Loan, 5% cash 3% PIK due 12/31/2017			15,973	—	(1,668)	836	8,713	1,137	(2,804)	7,046	0.6%
First Lien Revolver, 8% cash due 12/31/2017			6,885	—	(5,590)	415	1,555	6,035	(7,590)	—	—%
596.67 Series A Common Units in TransTrade Holdings LLC						—	—	—	—	—	—%
4,000,000 Series A Preferred Units in TransTrade Holdings LLC						—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC						—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 1/9/2018			—	—	77	1,252	5,313	54	(5,367)	—	—%
10,104,401 Common Units			—	—	(2,515)	—	9,500	1,510	(8,597)	2,413	0.2%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			55,395	—	2,405	1,655	47,824	15,611	(9,221)	54,214	4.7%
100% equity interest			—	—	874	—	1,965	2,506	(1,632)	2,839	0.2%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	17	1,993	24,836	869	(13,854)	11,851	1.0%
100% equity interest			—	—	2,490	—	2,773	4,558	(1,602)	5,729	0.5%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			13,889	—	26	1,097	13,066	1,226	(417)	13,875	1.2%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			3,889	—	6	306	3,574	341	(28)	3,887	0.3%
First Lien Revolver, 8% cash due 4/30/2017			1,913	—	—	204	2,847	51	(985)	1,913	0.2%
4,100,000 Class A Common Units			—	—	1,956	—	5,464	2,561	(604)	7,421	0.6%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Notes, LIBOR+8% cash due 5/2/2021	8.47%		—	—	(14,876)	11,959	128,917	14,963	(14,876)	129,004	11.3%
87.5% equity interest			—	—	(158)	5,775	12,205	7,424	(5,921)	13,708	1.2%
Miche Group, LLC
First Lien Revolver, 8% cash due 12/18/2016			—	(9,318)	—	67	2,500	—	(2,500)	—	—%
100 units in FSFC Miche, Inc.			—	—	1,730	—	4,175	2,513	(6,688)	—	—%

Express Group Holdings LLC (7)		Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	9.00%		12,289	—	(10,880)	473	—	12,073	(10,880)	1,193	0.1%
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/4/2019	5.50%		6,090	—	—	65	—	8,914	(2,824)	6,090	0.5%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	7.00%		3,000	—	—	67	—	3,000	—	3,000	0.3%
14,033,391 Series B Preferred Units			—	—	(3,982)	—	—	3,982	(3,982)	—	—%
280,668 Series A Preferred Units			—	—	(1,593)	—	—	1,593	(1,593)	—	—%
1,456,344 Common Units			—	—	—	—	—	—	—	—	—%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		31,259	—	(189)	1,372	—	31,336	(297)	31,039	2.7%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	1,346	—	—	15,437	—	15,437	1.4%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	153	—	—	1,755	—	1,755	0.2%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	(15,937)	—	—	29,049	(15,936)	13,113	1.1%
Total Control Investments			$204,948	$(9,318)	$(53,599)	$33,999	$318,893	$216,033	$(146,659)	$388,267	34.0%
Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,524	$3	$(30)	$1,175	$9,389	$395	$(235)	$9,549	0.8%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	(134)	—	4,213	40	(174)	4,079	0.4%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017			—	—	—	4,077	26,240	935	(2,907)	24,268	2.1%
4,668,788 shares of Preferred Stock			—	—	1,009	—	764	1,715	(606)	1,873	0.2%
Total Affiliate Investments			$9,524	$3	$845	$5,252	$40,606	$3,085	$(3,922)	$39,769	3.5%
Total Control & Affiliate Investments			$214,472	$(9,315)	$(52,754)	$39,251	$359,499	$219,118	$(150,581)	$428,036	37.5%

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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts), and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

(7)	This investment was on cash non-accrual status as of September 30, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2017, management has determined that the Company had a material weakness because it did not design or maintain effective controls to internally communicate current accounting policies and procedures including the nature of supporting documentation required to validate certain portfolio company data.

These control deficiencies, in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute a material weakness. This material weakness did not result in a material misstatement of the consolidated annual or interim financial statements in the year ended September 30, 2017. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017.

The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the fiscal year ending September 30, 2018, we will take a number of steps to remediate this material weakness, including the formalization of policies and procedures and the implementation of controls over the validation of portfolio company data. Management is committed to improving our internal control processes and believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We cannot assure you, however, that the steps taken will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

(d) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule
The following financial statement schedule is filed herewith:

Schedule 12-14 — Investments in and advances to affiliates	166

3. Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, dated as of October 17, 2017 (Filed with the Registrant’s Form 8-K (File No. 814-0755) filed on October 17, 2017).

3.7	Third Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on September 2, 2016).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Registrant’s Form 8-A (File No. 001-33901) filed on January 2, 2008).

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

4.5
Form of Third Supplemental Indenture relating to the 4.875% Notes due 2019, between the Registrant and Deutsche Bank Trust Company Americas, as trustee (including Form of 4.875% Notes due 2019) (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 26, 2014).

4.6
Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.7
Form of Note relating to the 4.875% Notes due 2019, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.8
Form of Note relating to the 5.875% Notes due 2024, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.9
Form of Note relating to the 6.125% Notes due 2028, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.10
Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit (d)(6) filed with the Registrant’s Registration Statement on Form N-2 (File No. 333-192770) filed on February 10, 2014).

10.1
Investment Advisory Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.3	Custody Agreement (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on January 31, 2011).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit (10.1) filed with Registrant’s Form 8-K (File No. 001-33901) filed on October 28, 2010).

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

10.23*
Amendment No. 7 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC, and the lenders party thereto, dated as of December 18, 2015.

10.24
Amendment No. 8 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 14, 2017, among Fifth Street Finance Corp., FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, the lenders party thereto and ING Capital LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on July 17, 2017).

10.25
Form of Incremental Assumption Agreement among Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, ING Capital LLC and Increasing/Assuming Lender (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.26
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

10.28
Amendment No. 1 and Waiver to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of March 16, 2012 (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Form 10-Q (File No. 001-33901) filed on May 8, 2012).

10.29
Amendment No. 2 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of October 30, 2013 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on October 24, 2013).

10.30
Amendment No. 3 to the Loan and Servicing Agreement among Registrant, Fifth Street Funding II, LLC and Sumitomo Mitsui Banking Corporation, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33901) filed August 21, 2015).

10.31
Waiver and Amendment No. 4 to Loan and Servicing Agreement, dated as of July 13, 2017, by and among Fifth Street Funding II, LLC, Fifth Street Finance Corp., Sumitomo Mitsui Banking Corporation, and each of the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33901) filed July 17, 2017).

10.32
Purchase and Sale Agreement by and between Registrant and Fifth Street Funding II, LLC, dated as of September 16, 2011 (Incorporated by reference to Exhibit 10.19 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00755) filed on November 29, 2011).

10.33
Senior Loan Fund JVI, LLC Limited Liability Company Agreement, dated May 2, 2014, by and between Fifth Street Finance Corp. and Trinity Universal Insurance Company (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K (File No. 001-33901) filed on May 7, 2014).

10.34
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

10.35
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

10.36
Administration Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Administrator (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.37
Pledge Agreement, dated as of October 17, 2017, between the Registrant and Fifth Street Holdings L.P. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.38
Amendment No. 9 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 17, 2017, among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, the lenders party thereto and ING Capital LLC as administrative agent for the lenders party thereto (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-01013) filed on November 22, 2017).

11.1	Computation of Per Share Earnings (included in the Notes to the Financial Statements contained in this report).

14.1*	Joint Code of Ethics of the Registrant and Oaktree Strategic Income Corporation.

14.2*	Code of Ethics of Oaktree Capital Management, L.P.

21
Subsidiaries of Registrant and jurisdiction of incorporation/organizations:
Fifth Street Funding, LLC — Delaware
Fifth Street Funding II, LLC — Delaware
Fifth Street Fund of Funds LLC — Delaware
Fifth Street Mezzanine Partners IV, L.P. — Delaware
Fifth Street Mezzanine Partners V, L.P. — Delaware
FSMP IV GP, LLC — Delaware
FSMP V GP, LLC — Delaware
FSFC Holdings, Inc. — Delaware

24	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE SPECIALTY LENDING CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chief Executive Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: November 29, 2017
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edgar Lee, Mel Carlisle and Mathew Pendo and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDGAR LEE Edgar Lee	Chief Executive Officer (principal executive officer)	November 29, 2017

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 29, 2017

/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Director	November 29, 2017

/s/ JOHN B. FRANK John B. Frank	Director	November 29, 2017

/s/ MARC H. GAMSIN Marc H. Gamsin	Director	November 29, 2017

/s/ CRAIG JACOBSON Craig Jacobson	Director	November 29, 2017

/s/ RICHARD G. RUBEN Richard G. Ruben	Director	November 29, 2017

/s/ BRUCE ZIMMERMAN Bruce Zimmerman	Director	November 29, 2017