Form 10-Q
period 2017-12-31
Oaktree Specialty Lending Corp
filed 2018-02-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of February 7, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	December 31, 2017 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost December 31, 2017: $438,415; cost September 30, 2017: $444,826)	$297,534	$305,271
Affiliate investments (cost December 31, 2017: $33,397; cost September 30, 2017: $33,743)	36,469	36,983
Non-control/Non-affiliate investments (cost December 31, 2017: $1,204,629; cost September 30, 2017: $1,279,096)	1,081,401	1,199,501
Total investments at fair value (cost December 31, 2017: $1,676,441; cost September 30, 2017: $1,757,665)	1,415,404	1,541,755
Cash and cash equivalents	45,435	53,018
Restricted cash	319	6,895
Interest, dividends and fees receivable	9,082	6,892
Due from portfolio companies	5,368	5,670
Receivables from unsettled transactions	8,869	—
Deferred financing costs	6,443	1,304
Other assets	3,260	514
Total assets	$1,494,180	$1,616,048
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,490	$2,417
Base management fee and Part I incentive fee payable	6,286	6,750
Due to affiliate	1,534	1,815
Interest payable	6,547	3,167
Amounts payable to syndication partners	—	1
Director fees payable	176	184
Payables from unsettled transactions	33,465	58,691
Credit facilities payable	205,000	255,995
Unsecured notes payable (net of $4,432 and $4,737 of unamortized financing costs as of December 31, 2017 and September 30, 2017, respectively)	406,486	406,115
Secured borrowings at fair value (proceeds of $13,489 as of December 31, 2017 and September 30, 2017)	11,601	13,256
Total liabilities	674,585	748,391
Commitments and contingencies (Note 15)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding as of December 31, 2017 and September 30, 2017	1,409	1,409
Additional paid-in-capital	1,579,278	1,579,278
Net unrealized depreciation on investments and secured borrowings	(259,149)	(215,677)
Net realized loss on investments and secured borrowings	(478,301)	(478,010)
Accumulated overdistributed net investment income	(23,642)	(19,343)
Total net assets (equivalent to $5.81 and $6.16 per common share as of December 31, 2017 and September 30, 2017, respectively) (Note 12)	819,595	867,657
Total liabilities and net assets	$1,494,180	$1,616,048
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Interest income:
Control investments	$3,203	$4,445
Affiliate investments	949	1,008
Non-control/Non-affiliate investments	25,565	38,301
Interest on cash and cash equivalents	221	119
Total interest income	29,938	43,873
PIK interest income:
Control investments	1,191	1,560
Affiliate investments	176	201
Non-control/Non-affiliate investments	500	1,076
Total PIK interest income	1,867	2,837
Fee income:
Control investments	120	309
Affiliate investments	4	482
Non-control/Non-affiliate investments	907	2,777
Total fee income	1,031	3,568
Dividend and other income:
Control investments	1,040	1,462
Non-control/Non-affiliate investments	—	20
Total dividend and other income	1,040	1,482
Total investment income	33,876	51,760
Expenses:
Base management fee	5,590	8,614
Part I incentive fee	830	4,063
Professional fees	2,898	1,064
Board of Directors fees	176	197
Interest expense	9,584	13,189
Administrator expense	494	531
General and administrative expenses	1,116	1,468
Loss on legal settlements	—	3
Total expenses	20,688	29,129
Fees waived	(134)	(61)
Insurance recoveries	—	(602)
Net expenses	20,554	28,466
Net investment income	13,322	23,294
Unrealized appreciation (depreciation) on investments:
Control investments	(1,326)	1,339
Affiliate investments	(168)	26
Non-control/Non-affiliate investments	(43,633)	(75,721)
Net unrealized depreciation on investments	(45,127)	(74,356)
Net unrealized (appreciation) depreciation on secured borrowings	1,655	(84)
Realized gain (loss) on investments and secured borrowings:
Control investments	—	(23,624)
Non-control/Non-affiliate investments	(291)	528
Net realized loss on investments and secured borrowings	(291)	(23,096)
Net decrease in net assets resulting from operations	$(30,441)	$(74,242)
Net investment income per common share — basic	$0.09	$0.16
Loss per common share — basic	$(0.22)	$(0.52)
Weighted average common shares outstanding — basic	140,961	142,853
Net investment income per common share — diluted	$0.09	$0.16
Loss per common share — diluted (Note 5)	$(0.22)	$(0.52)
Weighted average common shares outstanding — diluted	140,961	142,853
Distributions per common share	$0.125	$0.18
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Operations:
Net investment income	$13,322	$23,294
Net unrealized depreciation on investments	(45,127)	(74,356)
Net unrealized (appreciation) depreciation on secured borrowings	1,655	(84)
Net realized loss on investments and secured borrowings	(291)	(23,096)
Net decrease in net assets resulting from operations	(30,441)	(74,242)
Stockholder transactions:
Distributions to stockholders	(17,621)	(25,274)
Net decrease in net assets from stockholder transactions	(17,621)	(25,274)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	294	1,250
Repurchases of common stock under stock repurchase program	—	(12,500)
Repurchases of common stock under dividend reinvestment program	(294)	(1,250)
Net decrease in net assets from capital share transactions	—	(12,500)
Total decrease in net assets	(48,062)	(112,016)
Net assets at beginning of period	867,657	1,142,288
Net assets at end of period	$819,595	$1,030,272
Net asset value per common share	$5.81	$7.31
Common shares outstanding at end of period	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016
Operating activities:
Net decrease in net assets resulting from operations	$(30,441)	$(74,242)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments	45,127	74,356
Net unrealized appreciation (depreciation) on secured borrowings	(1,655)	84
Net realized loss on investments and secured borrowings	291	23,096
PIK interest income	(1,867)	(2,837)
Recognition of fee income	(1,031)	(3,568)
Accretion of original issue discount on investments	(2,997)	(2,201)
Accretion of original issue discount on unsecured notes payable	66	66
Amortization of deferred financing costs	1,341	999
Changes in operating assets and liabilities:
Fee income received	1,031	3,583
Decrease in restricted cash	6,576	11,315
(Increase) decrease in interest, dividends and fees receivable	(2,190)	3,285
Decrease in due from portfolio companies	302	958
(Increase) decrease in receivables from unsettled transactions	(8,869)	5,346
Decrease in insurance recoveries receivable	—	759
(Increase) decrease in other assets	(2,746)	372
Increase in accounts payable, accrued expenses and other liabilities	1,073	1,534
Decrease in base management fee and Part I incentive fee payable	(464)	(3,557)
Decrease in due to affiliate	(281)	(145)
Increase in interest payable	3,380	5,148
Increase (decrease) in payables from unsettled transactions	(25,226)	13,269
Decrease in director fees payable	(8)	(369)
Decrease in legal settlements payable	—	(530)
Increase (decrease) in amounts payable to syndication partners	(1)	1,030
Purchases of investments and net revolver activity	(200,166)	(104,153)
Principal payments received on investments (scheduled payments)	14,149	6,371
Principal payments received on investments (payoffs)	196,415	209,241
PIK interest income received in cash	1,103	3,434
Proceeds from the sale of investments	74,296	6,427
Net cash provided by operating activities	67,208	179,071
Financing activities:
Distributions paid in cash	(17,327)	(24,024)
Borrowings under credit facilities	35,000	84,000
Repayments of borrowings under credit facilities	(85,995)	(158,882)
Repayments of secured borrowings	—	(4,503)
Repurchases of common stock under stock repurchase program	—	(12,500)
Repurchases of common stock under dividend reinvestment plan	(294)	(1,250)
Deferred financing costs paid	(6,175)	—
Net cash used by financing activities	(74,791)	(117,159)
Net increase (decrease) in cash and cash equivalents	(7,583)	61,912
Cash and cash equivalents, beginning of period	53,018	117,923
Cash and cash equivalents, end of period	$45,435	$179,835
Supplemental information:
Cash paid for interest	$4,797	$6,976
Non-cash operating activities:
Purchases of investments from restructurings	$—	$(125,693)
Proceeds from investment restructurings	$—	$125,693
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$294	$1,250
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	8.70%		$36,661	$36,637	$36,662
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	7.70%		2,000	1,997	2,000
LC Facility, 6% cash due 4/1/2021			4,752	4,748	4,752
746,114 Series A Preferred Units, 10%				20,029	7,700
746,114 Shares of Common Stock				5,316	—
				68,727	51,114
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017 (22)(24)			15,973	15,574	1,810
First Lien Revolver, 8% cash due 12/31/2017 (22)(24)			7,757	7,757	—
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	1,810
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	25,194	32,511
100% equity interest (6)				8,500	6,937
				33,694	39,448
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,868
100% equity interest (6)				5,192	7,316
				17,060	19,184
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out (19)				7,851	5,083
				7,851	5,083
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	6.52%		100,804	100,804	100,804
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,463	27,463	27,463
87.5% LLC equity interest (25)				16,172	4,880
				144,439	133,147
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)(22)	6.69%		39,438	37,533	4,800
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	—
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	—
				82,274	4,800
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.69%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	6.79%		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.69%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	963
				7,620	8,583
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	6,421
				13,611	6,421
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.69%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.69%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				30,608	27,944
Total Control Investments (36.3% of net assets)				$438,415	$297,534
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,752	$9,751	$9,708
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,161
				10,831	11,869
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,552	22,566	22,552
4,668,788 Shares of Preferred Stock				—	2,048
				22,566	24,600
Total Affiliate Investments (4.4% of net assets)				$33,397	$36,469

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (22)			28,746	$27,738	$15,812
First Lien Revolver, 15% cash due 9/30/2019 (22)			2,203	2,203	1,085
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	16,897
Riverlake Equity Partners II, LP		Multi-sector holdings
1.92% limited partnership interest (11)(25)				871	588
				871	588
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)(25)				153	356
				153	356
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)(25)				638	808
				638	808
Maverick Healthcare Group, LLC (20)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 1/15/2018 (13)(22)	9.25%		16,558	16,204	12,415
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 1/15/2018 (13)(22)	12.75%		46,030	39,110	—
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 1/15/2018 (13)(22)	10.25%		1,272	1,261	1,121
First Lien Revolver, PRIME+6.5% cash due 1/15/2018 (13)(22)	10.75%		56	41	50
				56,616	13,586
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	9.56%		3,581	3,552	3,581
First Lien Term Loan B, LIBOR+9% cash, 1.75% PIK due 9/30/2018 (13)	10.56%		34,701	34,617	34,665
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,346
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	9.56%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				46,406	45,509
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				994	634
				994	634
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)(25)				1,030	1,716
				1,030	1,716

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, L.P.		Multi-sector holdings
0.9% limited partnership interest (11)(25)				$295	$575
				295	575
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)(25)				1,452	1,481
				1,452	1,481
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				785	837
				785	837
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares, 8%				500	774
50,000 Common Shares (6)				1	59
				501	833
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020 (23)			$2,487	2,434	—
Unsecured Junior PIK Note, 10% PIK due 6/9/2020 (23)			11,593	10,227	—
Unsecured Revolver, 5% cash due 6/9/2020 (10)(22)			1,731	1,720	(400)
126,127.80 Class A Common Units				126	—
				14,507	(400)
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
Yeti Acquisition, LLC		Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.				—	5,900
				—	5,900
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	521
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	521
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)(25)				973	1,398
				973	1,398
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,815
				2,000	2,815
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)	9.75%		711	711	666
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	196
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	862
Teaching Strategies, LLC		Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)	11.19%		33,500	33,500	34,119
				33,500	34,119
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019 (22)			$19,900	$17,262	$1,035
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.35%		48,669	36,830	36,877
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (10)(13)	6.35%			—	(1,013)
				54,092	36,899
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)(25)				1,640	1,188
				1,640	1,188
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)(22)	10.07%		24,000	22,994	—
				22,994	—
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)(21)	9.32%		2,697	2,482	2,710
				2,482	2,710
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(25)				6,905	5,629
				6,905	5,629
Credit Infonet, Inc.		Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 0.75% PIK due 10/26/2020			13,940	13,940	14,024
				13,940	14,024
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	772
				213	772
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	8.95%		12,086	12,042	12,086
First Lien Term Loan B, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	8.95%		5,268	5,170	5,268
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)	8.45%		5,904	5,897	5,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.45%		787	779	787
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,855
				24,888	25,900
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)	9.19%		47,575	47,575	40,561
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)	9.19%		4,000	4,000	4,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				53,575	44,561
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,032	6,032	5,877
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	588
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,586	6,465
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)(25)				1,772	1,929
				1,772	1,929
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)(21)	5.69%			$—	$(200)
				—	(200)
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	9.19%		$5,500	5,498	5,488
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)	9.19%			—	(5)
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				6,498	6,381
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)(25)				1,045	1,420
				1,045	1,420
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	9.19%		21,222	21,211	21,222
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)	9.19%			(3)	—
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	2,878
				23,212	24,100
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)(25)				1,588	1,894
				1,588	1,894
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	12.63%		26,909	26,909	27,447
50 Series A Preferred Shares in Long's Drugs Incorporated				500	799
25 Series B Preferred Shares in Long's Drugs Incorporated				313	472
				27,722	28,718
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	223
				105	223
OnCourse Learning Corporation		Education services
264,312 Class A Units in CIP OCL Investments, LLC				2,726	1,878
				2,726	1,878
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	3
				367	3
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	129
				181	129
RCPDirect II, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				617	777
				617	777

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.84%		$10,750	$10,720	$10,118
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				10,833	10,118
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,214	6,214	6,216
300,000 Class A Common Units in RPLF Holdings, LLC				300	223
				6,514	6,439
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)(25)				1,274	1,578
				1,274	1,578
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,660	2,677
				2,660	2,677
BeyondTrust Software, Inc.		Application software
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,779
				4,500	5,779
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)(21)	9.94%		4,214	4,177	4,231
				4,177	4,231
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.88%		6,105	5,911	5,914
				5,911	5,914
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	10.13%		7,238	7,238	7,173
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	242
				7,738	7,415
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)(22)	7.07%		9,942	9,306	3,804
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)(22)	8.07%		2,205	2,156	(75)
				11,462	3,729
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
TigerText, Inc.		Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	426
				60	426

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	10.12%		$3,650	$3,650	$3,687
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	10.12%			—	50
487.5 Class A Preferred Units, 12%				488	695
12,500 Class B Common Units				13	567
				4,151	4,999
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.69%			(6)	3
				(6)	3
WeddingWire, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	10.20%		25,438	25,438	25,565
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	10.20%			—	15
483,645 Common Shares of WeddingWire, Inc.				1,200	1,655
				26,638	27,235
xMatters, Inc.		Internet software & services
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	372
				709	372
Edge Fitness, LLC		Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 6/30/2020 (13)	9.09%		5,535	5,535	5,535
				5,535	5,535
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	14,932
				15,001	14,932
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Access Medical Acquisition, Inc.		Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)				151	970
				151	970
QuorumLabs, Inc.		Internet software & services
2,727,939 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.57%		50,532	49,935	50,531
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (10)(13)	8.57%			(115)	—
				49,820	50,531
Argon Medical Devices, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)	11.07%		43,000	43,000	43,000
				43,000	43,000
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Lytx, Inc.		Research & consulting services
3,500 Class A Units in Lytx Holdings, LLC				$2,478	$2,509
3,500 Class B Units in Lytx Holdings, LLC				—	1,596
				2,478	4,105
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	12.19%		$16,750	16,750	12,939
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,105
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.57%		6,045	5,985	6,045
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.57%			(17)	—
				5,968	6,045
Ping Identity Corporation		Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)	10.82%		42,500	41,605	42,929
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)	10.82%			(55)	25
				41,550	42,954
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	8.69%		10,198	9,990	10,106
				9,990	10,106
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.38%		3,891	3,859	3,925
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.38%		1,685	1,669	1,705
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.63%		7,056	6,968	7,090
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.63%		1,944	1,919	1,953
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.57%		1,000	991	1,009
				15,406	15,682
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)(21)	7.57%		4,938	4,898	4,851
				4,898	4,851
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.44%		5,411	5,325	5,357
				5,325	5,357
SPC Partners VI, L.P.		Multi-sector holdings
0.39% limited partnership interest (11)(25)				139	139
				139	139
Impact Sales, LLC		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.33%		11,138	10,942	11,104
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.33%		512	436	501
				11,378	11,605

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	7.07%		$3,300	$3,224	$3,276
				3,224	3,276
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	10.94%		15,000	14,603	14,676
668,879 Common Units of TerSera Holdings LLC				1,500	1,816
				16,103	16,492
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (11)(21)			5,897	7,046	7,017
				7,046	7,017
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,641	10,723
				10,641	10,723
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(21)			7,000	7,426	7,490
				7,426	7,490
Virgin Media		Integrated telecommunication services
Fixed Rate Bond 5.5% cash due 8/15/2026 (11)(21)			2,000	2,036	2,055
Fixed Rate Bond 5.25% cash due 1/15/2026 (11)(21)			3,000	3,006	3,041
				5,042	5,096
Scientific Games International, Inc.		Casinos & gaming
First Lien Term Loan B4, LIBOR+3.25% cash due 8/14/2024 (13)(21)	4.67%		11,340	11,277	11,446
				11,277	11,446
Salient CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.32%		3,368	3,310	3,397
				3,310	3,397
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(21)	5.44%		11,939	12,014	11,863
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/27/2023 (13)(21)	9.88%		1,149	1,170	1,148
				13,184	13,011
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	9.89%		21,500	21,191	21,661
				21,191	21,661
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/10/2022 (13)(21)	4.82%		16,834	16,946	16,875
				16,946	16,875
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	7.74%		5,578	5,516	5,689
				5,516	5,689
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (13)	6.69%		2,985	2,958	2,985
				2,958	2,985
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
PowerPlan Holdings, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (13)	6.82%		$4,975	$4,932	$4,975
				4,932	4,975
UOS, LLC		Trucking
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)(21)	7.07%		6,898	7,055	7,062
				7,055	7,062
Veritas US Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(21)	6.19%		34,821	35,233	34,949
				35,233	34,949
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (13)(21)	5.49%		6,633	6,617	6,516
				6,617	6,516
Zep Inc.		Housewares & Specialties
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	9.63%		30,000	29,856	29,925
				29,856	29,925
DTZ U.S. Borrower, LLC		Real estate services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (13)(21)	4.94%		12,934	12,974	12,786
				12,974	12,786
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 9/13/2024 (13)(21)	5.34%		5,985	5,957	6,012
				5,957	6,012
Accudyne Industries, LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (13)(21)	5.32%		19,865	19,924	20,035
				19,924	20,035
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)(21)	6.07%		7,980	7,904	7,966
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025 (13)(21)	10.07%		8,000	8,050	8,040
				15,954	16,006
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan LIBOR+5% 1.50% PIK due 1/13/2022 (13)(21)	6.57%		4,605	4,206	4,484
				4,206	4,484
Navicure, Inc.		Health care technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (13)(21)	8.86%		14,500	14,357	14,609
				14,357	14,609
Strategic Materials Holdings Corp.		Health care distributors
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 10/27/2025 (13)(21)	9.13%		9,000	8,911	9,053
				8,911	9,053
Lanai Holdings III, Inc.		Environmental & facilities services
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 8/29/2022 (13)(21)	6.23%		20,254	19,754	19,444
				19,754	19,444
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (13)(21)	8.44%		18,000	17,913	17,865
				17,913	17,865

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Sprint Capital Corp		Wireless telecommunication services
Fixed Rate Bond 6.875% cash due 11/15/2028 (11)(21)			$5,000	$5,000	$5,044
				5,000	5,044
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 6% cash due 10/1/2024 (11)(21)			8,000	7,980	7,990
Fixed Rate Bond 9% cash due 10/1/2025 (11)(21)			3,000	2,969	2,963
				10,949	10,953
Datto Inc.		Technology distributors
First Lien Term Loan LIBOR+8% (1% floor) cash due 12/7/2022 (13)	9.41%		35,000	34,310	34,300
First Lien Revolver LIBOR+8% (1% floor) cash due 12/7/2022 (13)	9.41%			(46)	(47)
				34,264	34,253
Altice Finco SA		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(21)			3,000	3,060	3,150
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(21)			2,000	2,015	2,043
				5,075	5,193
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(21)			5,000	5,125	5,169
				5,125	5,169
CITGO Petroleum Corp		Oil & gas refining & marketing
First Lien Term Loan LIBOR+3.5% (1% floor) cash due 7/29/2021 (11)(13)(21)	4.84%		3,000	2,948	2,957
				2,948	2,957
CITGO Holding Inc.		Oil & gas refining & marketing
First Lien Term Loan LIBOR+8.5% (1% floor) cash due 5/12/2018 (11)(13)(21)	9.84%		29,658	29,783	30,029
				29,783	30,029
Asset International, Inc.		Research & consulting services
Second Lien Term Loan LIBOR+9.25% (1% floor) cash due 6/29/2025 (13)	10.94%		15,000	14,657	14,657
				14,657	14,657
Total Non-Control/Non-Affiliate Investments (131.9% of net assets)				$1,204,629	$1,081,401
Total Portfolio Investments (172.7% of net assets)				$1,676,441	$1,415,404
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$30,074	$30,074
Other cash accounts				15,361	15,361
Total Cash and Cash Equivalents (5.5% of net assets)				$45,435	$45,435
Total Portfolio Investments, Cash and Cash Equivalents (178.2% of net assets)				$1,721,876	$1,460,839

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
December 31, 2017
(dollar amounts in thousands)
(unaudited)

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2017, qualifying assets represented 77.3% of the Company's total assets and non-qualifying assets represented 22.7% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $11.6 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

(13)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end.

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

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the three months ended December 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

(16)
First Star Bermuda Aviation Limited and First Star Speir Aviation 1 Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with Accounting Standards Update ("ASU") 2013-08, the Company has deemed the holding companies to be investment companies under accounting principles generally accepted in the United States ("GAAP") and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

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

(19)
In June 2017, the Company sold all of its investments in Eagle Hospital Physicians, LLC ("Eagle Physicians") in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the 1940 Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of December 31, 2017, the Company no longer owns any of the voting securities in Eagle Physicians and is not deemed to control Eagle Physicians within the meaning of the 1940 Act.

(20)
Payments on the Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. As of December 31, 2017, the forbearance agreement extends to February 28, 2018.

(21)
As of December 31, 2017, these investments are categorized as Level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as Level 3 as of December 31, 2017 and were valued using significant unobservable inputs.

(22)	This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(23)	This investment was on PIK non-accrual status as of December 31, 2017. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(24)	As of December 31, 2017, payments on the Company's investment in TransTrade Operators, Inc. were past due.

(25)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	8.34%		$36,567	$36,539	$36,568
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	7.34%		1,250	1,247	1,250
LC Facility, 6% cash due 4/1/2021			4,752	4,748	4,752
746,114 Series A Preferred Units, 10%				20,029	7,700
746,114 Shares of Common Stock				5,316	—
				67,879	50,270
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017 (23)			15,973	15,574	1,810
First Lien Revolver, 8% cash due 12/31/2017 (23)			7,757	7,757	—
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	1,810
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	34,542	41,395
100% equity interest (6)				8,500	3,926
				43,042	45,321
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,868
100% equity interest (6)				2,693	2,323
				14,561	14,191
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out (19)				7,851	4,986
				7,851	4,986
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	6.88%		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,641	27,641	27,641
87.5% LLC equity interest (6)(25)				16,172	5,525
				144,843	134,196
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)(23)	6.33%		38,338	37,539	4,445
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	—
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	—
				82,280	4,445
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	6.43%		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	736
				7,620	8,356
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				13,611	13,818
				13,611	13,818
Keypath Education, Inc. (20)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,918
				30,608	27,878
Total Control Investments (35.2% of net assets)				$444,826	$305,271
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,719	$9,719	$9,665
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,534
				10,799	12,199
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,955	22,944	22,957
4,668,788 Shares of Preferred Stock				—	1,827
				22,944	24,784
Total Affiliate Investments (4.3% of net assets)				$33,743	$36,983

Non-Control/Non-Affiliate Investments (7)
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (23)			28,600	$27,737	$15,811
First Lien Revolver, 15% cash due 9/30/2019 (23)			2,203	2,203	1,218
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,838	17,029
Riverlake Equity Partners II, LP		Multi-sector holdings
1.92% limited partnership interest (11)(25)				870	625
				870	625
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)(25)				219	397
				219	397
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)(25)				826	1,056
				826	1,056
Maverick Healthcare Group, LLC (21)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 4/30/2017 (13)(23)	9.25%		16,309	16,204	14,209
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 4/30/2017 (13)(23)	12.75%		41,739	39,110	14,531
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 4/30/2017 (13)(23)	9.50%		1,272	1,261	1,124
First Lien Revolver, PRIME+6.5% cash due 4/30/2017 (13)(23)	10.75%		55	40	55
				56,615	29,919
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	9.23%		4,027	3,997	4,027
First Lien Term Loan B, LIBOR+9% cash, 1.75% PIK due 9/30/2018 (13)	10.23%		34,621	34,533	34,275
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,314
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	9.23%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				46,767	45,533
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				994	601
				994	601
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)(25)				948	1,527
				948	1,527
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
RCPDirect, L.P.		Multi-sector holdings
0.9% limited partnership interest (11)(25)				$354	$559
				354	559
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)(25)				1,452	1,405
				1,452	1,405
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				785	962
				785	962
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares				500	763
50,000 Common Shares (6)				1	67
				501	830
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020			$2,434	2,434	1,922
Unsecured Junior PIK Note, 10% PIK due 6/9/2020 (24)			11,304	10,227	379
Unsecured Revolver, 5% cash due 6/9/2020				—	—
126,127.80 Class A Common Units				126	—
				12,787	2,301
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
Yeti Acquisition, LLC		Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.				—	5,900
				—	5,900
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	511
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	511
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)(25)				1,014	1,310
				1,014	1,310
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,776
				2,000	2,776
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)	9.75%		25	25	25
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	198
50,000 Common Units in GRG Holdings, LP				5	—
				525	223
Teaching Strategies, LLC		Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)	10.83%		33,500	33,500	33,964
				33,500	33,964

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019 (23)			$19,866	$17,625	$8,534
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%		49,414	37,574	44,592
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%			—	—
				55,199	53,126
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)(25)				1,770	1,297
				1,770	1,297
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)(23)	9.75%		24,000	23,409	1,157
				23,409	1,157
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	8.99%		2,697	2,475	2,710
				2,475	2,710
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(25)				7,240	6,129
				7,240	6,129
Credit Infonet, Inc.		Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 0.75% PIK due 10/26/2020			13,940	13,940	13,941
				13,940	13,941
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	768
				213	768
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		12,259	12,223	12,259
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		5,344	5,265	5,344
First Lien Revolver, LIBOR+6.25% cash due 10/1/2018 (13)	6.25%		3,904	3,897	3,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		797	789	797
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,761
				23,174	24,065
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)	8.83%		47,530	47,530	40,900
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)	8.83%		1,000	1,000	1,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				50,530	41,900
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,006	6,006	5,850
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	569
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,560	6,419
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)(25)				1,762	1,857
				1,762	1,857
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)	5.33%			$—	$(238)
				—	(238)
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.83%		$5,500	5,495	5,468
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)	8.83%			—	(15)
100,000 Common Units in OSYS Holdings, LLC				1,000	903
				6,495	6,356
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)(25)				1,045	1,457
				1,045	1,457
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	1,241
				5,165	1,241
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	8.83%		21,371	21,358	21,370
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)	8.83%			(3)	(1)
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	2,922
				23,359	24,291
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)(25)				1,583	1,956
				1,583	1,956
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	12.49%		26,909	26,909	27,447
50 Series A Preferred Shares in Long's Drugs Incorporated				813	1,267
				27,722	28,714
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	169
				105	169
OnCourse Learning Corporation		Education services
264,312 Class A Units in CIP OCL Investments, LLC				2,726	1,988
				2,726	1,988
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	8
				367	8
Aptean, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)	10.84%		5,900	5,821	5,952
				5,821	5,952
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	135
				181	135
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (13)	10.24%		$61,500	$60,980	$61,500
				60,980	61,500
RCPDirect II, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				617	719
				617	719
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.80%		11,500	11,466	10,815
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				11,579	10,815
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,198	6,198	6,198
300,000 Class A Common Units in RPLF Holdings, LLC				300	220
				6,498	6,418
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)(25)				1,020	1,296
				1,020	1,296
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,660	2,660
				2,660	2,660
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)	8.33%		26,677	26,174	26,676
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)	8.33%			(54)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,660
				30,620	32,336
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)	9.58%		4,214	4,176	4,251
				4,176	4,251
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.81%		6,105	5,907	5,983
				5,907	5,983
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	10.13%		7,348	7,348	6,881
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	202
				7,848	7,083
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)(23)	6.74%		9,969	9,550	3,816
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)(23)	7.74%		2,205	2,203	(74)
				11,753	3,742

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

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		$3,891	$3,857	$3,891
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		1,352	1,336	1,352
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		7,056	6,964	7,056
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		1,944	1,918	1,944
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)	6.24%		—	(9)	—
				14,066	14,243
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (13)	8.33%		20,870	20,529	20,870
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (10)(13)	8.33%			(22)	—
				20,507	20,870
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)	7.24%		4,950	4,910	4,917
				4,910	4,917
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.08%		5,445	5,354	5,391
				5,354	5,391
SPC Partners VI, L.P.		Multi-sector holdings
0.39% limited partnership interest (11)(25)				—	—
				—	—
Impact Sales, LLC		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		11,166	10,955	11,145
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		513	443	506
				11,398	11,651
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	6.74%		3,300	3,224	3,278
				3,224	3,278
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (13)	6.57%		8,668	8,553	8,625
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 3/3/2022 (10)(13)	6.57%			(40)	(40)
				8,513	8,585
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	10.58%		15,000	14,586	14,629
668,879 Common Units of TerSera Holdings LLC				1,500	1,816
				16,086	16,445
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (22)			5,897	7,077	7,298
				7,077	7,298
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

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $11.6 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

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

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that have each received a license from the SBA to operate as a SBIC, each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

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

(19)
In June 2017, the Company sold all of its investments in Eagle Physicians in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the 1940 Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of September 30, 2017, the Company no longer owns any of the voting securities in Eagle Physicians and is not deemed to control Eagle Physicians within the meaning of the 1940 Act.

(20)
In June 2017, AdVenture Interactive, Corp. reorganized its business to separate its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the new parent to Keypath Education, Inc., which represents AdVenture Interactive, Corp.'s former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. was assigned to Keypath Education, Inc.

(21)
The Company's investment in Maverick Healthcare is currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare.

(22)
As of September 30, 2017, these investments are categorized as Level 2 within the fair value hierarchy established by ASC 820. All other investments are categorized as Level 3 as of September 30, 2017 and were valued using significant unobservable inputs.

(23)	This investment was on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(24)	This investment was on PIK non-accrual status as of September 30, 2017. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(25)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

See notes to Consolidated Financial Statements.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1. Organization
Oaktree Specialty Lending Corporation (formerly known as Fifth Street Finance Corp. through October 17, 2017) (together with its consolidated subsidiaries, the "Company") is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company has qualified and elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
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
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree” or the “Investment Adviser”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and the Investment Adviser (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator” or “OFA”), a subsidiary of the Investment Adviser, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and OFA (the “New Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (“FSM”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC ("FSC CT" or the "Former Administrator"), a subsidiary of FSM, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the "Former Administration Agreement")
On September 7, 2017, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”), by and among Oaktree, FSM, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of FSM (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.) (“OCSI”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the investment advisory agreement between FSM and the Company and, as a result, its immediate termination.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of December 31, 2017, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Funding II, LLC ("Funding II"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Partners V, L.P. ("FSMP V" and together with FSMP IV, the "SBIC Subsidiaries") and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

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
The Investment Adviser evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, the Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. The Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors including, the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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

•	The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•
The Audit Committee reviews the preliminary valuations with the Investment Adviser, and the Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between the Investment Adviser and the Audit Committee;

•	The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of December 31, 2017 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to the Investment Adviser beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are to be paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Consolidated Schedule of Investments.
As of December 31, 2017 and September 30, 2017, included in cash and cash equivalents was $28.0 million and $25.2 million, respectively, held in bank accounts of the SBIC Subsidiaries. These cash and cash equivalents are permitted only for certain uses, including funding operating expenses of the SBIC Subsidiaries. This cash is not permitted to be used to fund the Company's investments that are held outside the SBIC Subsidiaries or for other corporate purposes of the Company.
As of September 30, 2017, included in restricted cash was $6.8 million that was held at U.S. Bank, National Association in connection with the Company's Sumitomo Facility (as defined in Note 6). The Company was restricted in terms of access to this cash until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the terms of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the three months ended December 31, 2017 and 2016.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2015 and 2016 and does not expect to incur a U.S. federal excise tax for calendar year 2017.
The Company holds certain portfolio investments through taxable subsidiaries, including Funds of Funds and Holdings. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2014, 2015 or 2016. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Secured Borrowings:
The Company follows the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sales to meet the definition of a "participating interest," as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest or which are not eligible for sale accounting remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 14 for additional information.
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
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $13.5 million in the aggregate as of each of December 31, 2017 and September 30, 2017. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.
However, the Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs," "other assets," "credit facilities payable," and "unsecured notes payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and part I

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

incentive fee payable," "due to affiliate," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended December 31, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended December 31, 2017. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

Note 3. Portfolio Investments
As of December 31, 2017, 172.7% of net assets, or $1.4 billion, was invested in 122 portfolio companies, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $100.8 million, $27.5 million and $4.9 million, respectively. As of December 31, 2017, 5.6% of net assets, or $45.8 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2017, 177.7% of net assets, or $1.5 billion, was invested in 125 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $101.0 million, $27.6 million and $5.5 million, respectively, and 6.9% of net assets, or $59.9 million, was invested in cash and cash equivalents (including restricted cash). As of December 31, 2017, 75.8% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 16.0% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2017, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments that were secured by priority liens on the assets of the portfolio companies and 14.4% consisted of subordinated notes, including debt investments in SLF JV I.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended December 31, 2017 and December 31, 2016, the Company recorded a net realized loss on investments and secured borrowings of $0.3 million and $23.1 million, respectively. During the three months ended December 31, 2017 and December 31, 2016, the Company recorded net unrealized depreciation on investments and secured borrowings of $43.5 million and $74.4 million, respectively.
The composition of the Company's investments as of December 31, 2017 and September 30, 2017 at cost and fair value was as follows:

	December 31, 2017		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,343,309	$1,171,848	$1,426,301	$1,296,138
Investments in equity securities	188,693	110,409	186,521	111,421
Debt investments in SLF JV I	128,267	128,267	128,671	128,671
Equity investment in SLF JV I	16,172	4,880	16,172	5,525
Total	$1,676,441	$1,415,404	$1,757,665	$1,541,755
The composition of the Company's debt investments as of December 31, 2017 and September 30, 2017 at fixed rates and floating rates was as follows:

	December 31, 2017		September 30, 2017
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$229,274	17.63%	$233,869	16.41%
Floating rate debt securities, including debt investments in SLF JV I	1,070,841	82.37	1,190,940	83.59
Total	$1,300,115	100.00%	$1,424,809	100.00%
The following table presents the financial instruments carried at fair value as of December 31, 2017 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$258,128	$815,352	$—	$1,073,480
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	56,684	169,951	—	226,635
Investments in equity securities (preferred)	—	—	16,350	—	16,350
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	68,434	30,505	98,939
Total investments at fair value	—	314,812	1,070,087	30,505	1,415,404
Cash and cash equivalents	45,435	—	—	—	45,435
Total assets at fair value	$45,435	$314,812	$1,070,087	$30,505	$1,460,839
Secured borrowings relating to senior secured debt investments	—	—	11,601	—	11,601
Total liabilities at fair value	$—	$—	$11,601	$—	$11,601
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

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers between levels are recognized at the beginning of the reporting period.
The following table provides a roll-forward in the changes in fair value from September 30, 2017 to December 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	58,869	1,730	—	2,500	63,099	—
Redemptions/repayments/sales	(239,894)	(812)	—	9	(240,697)	—
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	683	75	—	—	758	—
Accretion of OID	186	—	—	—	186	—
Net unrealized depreciation on investments	(27,566)	(11,372)	(95)	(3,230)	(42,263)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(1,655)
Realized loss on investments	—	(1)	—	(9)	(10)	—
Fair value as of December 31, 2017	$815,352	$169,951	$16,350	$68,434	$1,070,087	$11,601
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of December 31, 2017 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended December 31, 2017	$(27,539)	$(11,441)	$(94)	$(4,243)	$(43,317)	$(1,655)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the quarter ended December 31, 2017 as a result of an increased number of market quotes available and/or increased market liquidity.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of December 31, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$579,327	Market yield technique	Market yield	(a)	6.4%	-	20.2%	12.2%
	10,340	Enterprise value technique	Revenue multiple	(b)	0.1x	-	0.6x	0.3x
	103,793	Enterprise value technique	EBITDA multiple	(b)	3.2x	-	7.6x	4.7x
	44,378	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
	14,657	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	62,857	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	42,084	Market yield technique	Market yield	(a)	12.9%	-	25.0%	14.0%
	(400)	Enterprise value technique	EBITDA multiple	(a)	6.8x	-	7.8x	7.3x
SLF JV I debt investments	128,267	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	15,651	Enterprise value technique	Revenue multiple	(b)	0.1x	-	10.9x	2.4x
	49,797	Enterprise value technique	EBITDA multiple	(b)	3.2x	-	15.5x	7.7x
	19,336	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
Total	$1,070,087
Secured borrowings	11,601	Market yield technique	Market yield	(a)	16.5%	-	18.5%	17.5%
Total	$11,601
__________

(a)	Used when market participant would take into account market yield when pricing the investment or secured borrowings.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser.

(f)
The Company determined the value based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I in an amount not exceeding par under the enterprise value technique.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities and secured borrowings as of December 31, 2017 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of December 31, 2017 is the earnings before interest, taxes, depreciation and amortization ("EBITDA")/Revenue/Asset multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of September 30, 2017:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$632,835	Market yield technique	Capital structure premium	(a)	0.0%	-	2.0%	0.7%
			Tranche specific risk premium/(discount)	(a)	(2.5)%	-	10.5%	2.9%
			Size premium	(a)	0.5%	-	2.0%	1.0%
			Industry premium/(discount)	(a)	(1.2)%	-	2.6%	0.4%
	58,815	Enterprise value technique	Revenue multiple	(b)	0.2x	-	0.6x	0.5x
	107,313	Enterprise value technique	EBITDA multiple	(b)	0.1x	-	7.2x	4.6x
	98,800	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	162,679	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	40,825	Market yield technique	Capital structure premium	(a)	2.0%	-	2.0%	2.0%
			Tranche specific risk premium	(a)	1.8%	-	5.9%	3.4%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium/(discount)	(a)	(0.5)%	-	2.6%	0.6%
	10,835	Enterprise value technique	EBITDA multiple	(b)	6.3x	-	7.0x	6.4x
SLF JV I debt investments	128,671	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	85,609	Enterprise value technique	EBITDA multiple	(b)	0.1x	-	15.6x	6.8x
			Revenue multiple	(b)	0.9x		10.9x	2.7x
Total	$1,326,382
Secured borrowings	13,256	Market yield technique	Tranche specific risk premium (discount)	(a)	(2.0)%	-	6.5%	5.7%
			Size premium	(a)	2.0%	-	2.0%	2.0%
			Industry premium	(a)	0.2%	-	0.2%	0.2%

Total	$13,256
__________

(a)	Used when market participant would take into account this premium or discount when pricing the investment or secured borrowings based on a market yield.

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Investment Adviser.

(f)	The Company determined the value based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I in an amount not exceeding par under the enterprise value technique
Under the market yield technique, the significant unobservable inputs used in the fair value measurement of the Company's investments in debt securities and secured borrowings as of September 30, 2017 are capital structure premium, tranche specific risk premium (discount), size premium and industry premium (discount). Increases or decreases in any of those inputs in isolation may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of September 30, 2017 is the EBITDA/Revenue multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$205,000	$205,000	$—	$—	$205,000
Unsecured notes payable (net of unamortized financing costs)	406,486	413,245	—	162,570	250,675
Total	$611,486	$618,245	$—	$162,570	$455,675
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
The principal values of the credit facilities payable approximate their fair values due to their variable interest rates and are included in Level 3 of the hierarchy.
The Company uses the non-binding indicative quoted price as of the valuation date to estimate the fair value of its 4.875% unsecured notes due 2019 ("2019 Notes"), which are included in Level 3 of the hierarchy.
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 ("2024 Notes") and its 6.125% unsecured notes due 2028 ("2028 Notes"), which, beginning October 17, 2017, trade under the symbol "OSLE" on the New York Stock Exchange and the symbol "OCSLL" on the NASDAQ Global Select Market, respectively. Although these securities are publicly traded, the market is relatively inactive, and accordingly, these securities are included in Level 2 of the hierarchy. Prior to October 17, 2017, the 2024 Notes and 2028 Notes, trade under the symbol “FSCE” on the New York Stock Exchange and the symbol “FSCFL” on the NASDAQ Global Select Market, respectively.

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,214,175	72.44%	$1,313,432	74.73%
Subordinated debt	129,134	7.70	112,869	6.42
Debt investments in SLF JV I	128,267	7.65	128,671	7.32
LLC equity interests of SLF JV I	16,172	0.96	16,172	0.92
Purchased equity	115,057	6.86	112,558	6.40
Equity grants	48,805	2.91	48,805	2.78
Limited partnership interests	24,831	1.48	25,158	1.43
Total	$1,676,441	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$1,073,480	75.84%	130.97%	$1,202,699	78.01%	138.61%
Subordinated debt	98,368	6.95%	12.00%	93,438	6.06%	10.77%
Debt investments in SLF JV I	128,267	9.06%	15.65%	128,671	8.35%	14.83%
LLC equity interests of SLF JV I	4,880	0.34%	0.60%	5,525	0.36%	0.64%
Purchased equity	77,688	5.49%	9.48%	78,655	5.10%	9.07%
Equity grants	7,097	0.50%	0.87%	6,954	0.45%	0.80%
Limited partnership interests	25,624	1.82%	3.13%	25,813	1.67%	2.97%
Total	$1,415,404	100.00%	172.70%	$1,541,755	100.00%	177.69%

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

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast U.S.	$636,226	37.95%	$648,105	36.87%
Southwest U.S.	270,151	16.11%	271,484	15.45%
West U.S.	267,702	15.97%	328,673	18.70%
Midwest U.S.	236,992	14.14%	258,895	14.73%
Southeast U.S.	187,996	11.21%	176,460	10.04%
International	65,997	3.94%	62,649	3.56%
Northwest U.S.	11,377	0.68%	11,399	0.65%
Total	$1,676,441	100.00%	$1,757,665	100.00%

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast U.S.	$511,200	36.12%	62.37%	$539,803	35.01%	62.22%
Southwest U.S.	206,194	14.57%	25.16%	224,233	14.54%	25.84%
West U.S.	237,214	16.76%	28.94%	297,716	19.31%	34.31%
Midwest U.S.	183,896	12.99%	22.44%	224,111	14.54%	25.83%
Southeast U.S.	191,206	13.51%	23.33%	179,460	11.64%	20.68%
International	74,089	5.23%	9.04%	64,780	4.20%	7.47%
Northwest U.S.	11,605	0.82%	1.42%	11,652	0.76%	1.34%
Total	$1,415,404	100.00%	172.70%	$1,541,755	100.00%	177.69%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of December 31, 2017 and September 30, 2017 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2017		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Healthcare services	$209,030	12.48%	$210,527	11.98%
Internet software & services	200,405	11.95	270,192	15.37
Multi-sector holdings (1)	173,005	10.32	173,427	9.87
Healthcare equipment	99,614	5.94	99,614	5.67
Data processing & outsourced services	80,579	4.81	77,673	4.42
Environmental & facilities services	69,576	4.15	49,902	2.84
Construction & engineering	68,726	4.10	67,879	3.86
Pharmaceuticals	60,826	3.63	60,810	3.46
Advertising	55,596	3.32	84,720	4.82
Education services	51,733	3.09	50,013	2.85
Airlines	50,755	3.03	57,602	3.28
Specialty stores	46,407	2.77	58,530	3.33
Integrated telecommunication services	41,005	2.45	30,840	1.75
Technology distributors	34,264	2.04	—	—
Leisure facilities	32,898	1.96	30,931	1.76
Oil & gas refining & marketing	32,732	1.95	—	—
Air freight and logistics	32,530	1.94	32,530	1.85
Housewares & specialties	29,856	1.78	29,852	1.70
Oil & gas equipment services	27,546	1.64	27,598	1.57
Consumer electronics	24,889	1.48	23,176	1.32
Home improvement retail	22,566	1.35	22,944	1.31
Auto parts & equipment	21,191	1.26	21,191	1.21
Oil & gas exploration & production	17,913	1.07	—	—
Research & consulting services	17,135	1.02	37,952	2.16
Diversified support services	16,578	0.99	22,724	1.29
Healthcare technology	14,357	0.86	—	—
Security & alarm services	13,183	0.79	13,214	0.75
Real estate services	12,974	0.77	13,011	0.74
Other diversified financial services	11,334	0.68	12,079	0.69
Casinos & gaming	11,277	0.67	23,309	1.33
Commodity chemicals	10,950	0.65	—	—
Healthcare distributors	8,911	0.53	—	—
Precious metals & minerals	7,426	0.44	7,459	0.42
Trucking	7,055	0.42	7,081	0.40
Thrift & mortgage finance	6,905	0.41	7,240	0.41
Distributors	6,617	0.39	14,963	0.85
Industrial machinery	6,586	0.39	15,074	0.86
Commercial printing	5,968	0.36	5,983	0.34
Apparel, accessories & luxury goods	5,165	0.31	5,165	0.29
Wireless telecommunication services	5,000	0.30	—	—
Restaurants	4,898	0.29	4,910	0.28
Application software	4,818	0.29	51,444	2.93
General merchandise stores	4,206	0.25	—	—
Food retail	4,178	0.25	4,176	0.24
IT consulting & other services	4,060	0.24	4,127	0.23
Specialized finance	3,224	0.19	3,224	0.18
Human resources & employment services	(6)	—	—	—
Hypermarkets & super centers	—	—	11,979	0.68
Computer & electronics retail	—	—	6,399	0.36
Multi-utilities	—	—	6,201	0.35
Total	$1,676,441	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2017			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Internet software & services	$194,291	13.71%	23.70%	$265,076	17.20%	30.56%
Multi-sector holdings (1)	163,865	11.58	19.99	164,511	10.67	18.96
Healthcare services	76,517	5.41	9.34	93,912	6.09	10.82
Data processing & outsourced services	71,357	5.04	8.71	68,314	4.43	7.87
Environmental & facilities services	69,975	4.94	8.54	50,659	3.29	5.84
Pharmaceuticals	62,958	4.45	7.68	62,770	4.07	7.23
Airlines	58,631	4.14	7.15	59,511	3.86	6.86
Healthcare equipment	56,586	4.00	6.90	72,922	4.73	8.40
Construction & engineering	51,113	3.61	6.24	50,269	3.26	5.79
Advertising	45,970	3.25	5.61	83,648	5.43	9.64
Specialty stores	45,508	3.22	5.55	56,867	3.69	6.55
Education services	35,598	2.52	4.34	38,254	2.48	4.41
Integrated telecommunication services	35,580	2.51	4.34	31,358	2.03	3.61
Leisure facilities	34,634	2.45	4.23	32,591	2.11	3.76
Technology distributors	34,253	2.42	4.18	—	—	—
Oil & gas refining & marketing	32,986	2.33	4.02	—	—	—
Housewares & specialties	29,925	2.11	3.65	29,775	1.93	3.43
Oil & gas equipment services	28,620	2.02	3.49	28,347	1.84	3.27
Consumer electronics	25,901	1.83	3.16	24,066	1.56	2.77
Home improvement retail	24,600	1.74	3.00	24,784	1.61	2.86
Auto parts & equipment	21,661	1.53	2.64	21,715	1.41	2.50
Research & consulting services	18,761	1.33	2.29	38,531	2.50	4.44
Oil & gas exploration & production	17,865	1.26	2.18	—	—	—
Diversified support services	16,143	1.14	1.97	22,554	1.46	2.60
Healthcare technology	14,609	1.03	1.78	—	—	—
Security & alarm services	13,011	0.92	1.59	13,103	0.85	1.51
Real estate services	12,786	0.90	1.56	13,014	0.84	1.50
Casinos & gaming	11,446	0.81	1.40	23,495	1.52	2.71
Commodity chemicals	10,953	0.77	1.34	—	—	—
Other diversified financial services	10,951	0.77	1.34	11,646	0.76	1.34
Healthcare distributors	9,053	0.64	1.10	—	—	—
Precious metals & minerals	7,490	0.53	0.91	7,464	0.48	0.86
Trucking	7,062	0.50	0.86	7,106	0.46	0.82
Application software	6,574	0.46	0.80	53,905	3.50	6.21
Distributors	6,516	0.46	0.80	14,829	0.96	1.71
Industrial machinery	6,465	0.46	0.79	15,004	0.97	1.73
Commercial printing	6,045	0.43	0.74	6,045	0.39	0.70
Leisure products	5,900	0.42	0.72	5,900	0.38	0.68
Thrift & mortgage finance	5,629	0.40	0.69	6,129	0.40	0.71
Wireless telecommunication services	5,044	0.36	0.62	—	—	—
Restaurants	4,851	0.34	0.59	4,917	0.32	0.57
General Merchandise Stores	4,484	0.32	0.55	—	—	—
Food retail	4,231	0.30	0.52	4,251	0.28	0.49
IT consulting & other services	3,918	0.28	0.48	3,927	0.25	0.45
Specialized finance	3,276	0.23	0.40	3,278	0.21	0.38
Air freight and logistics	1,810	0.13	0.22	1,810	0.12	0.21
Human resources & employment services	2	—	—	—	—	—
Hypermarkets & super centers	—	—	—	11,504	0.75	1.33
Computer & electronics retail	—	—	—	6,498	0.42	0.75
Multi-utilities	—	—	—	6,255	0.41	0.72
Apparel, accessories & luxury goods	—	—	—	1,241	0.08	0.14
Total	$1,415,404	100.00%	172.70%	$1,541,755	100.00%	177.69%
___________________

(1)	This industry includes the Company's investment in SLF JV I.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2017 and September 30, 2017, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three months ended December 31, 2017 and December 31, 2016, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I. As of December 31, 2017, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, which mature on October 12, 2036. As of December 31, 2017 and September 30, 2017, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I. As of December 31, 2017 and September 30, 2017, the Company and Kemper owned 87.5% and 12.5%, respectively, of the outstanding mezzanine notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I facility"), which permitted up to $200.0 million of borrowings as of December 31, 2017 and September 30, 2017. As of December 31, 2017, the stated maturity date of the Deutsche Bank I facility was July 1, 2023, and borrowings under the Deutsche Bank I facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum during the reinvestment period and at a rate equal to LIBOR plus 2.40% per annum during the amortization period. The reinvestment period of the Deutsche Bank I Facility expires on July 7, 2018. Under the Deutsche Bank I facility, $105.1 million and $71.5 million of borrowings was outstanding as of December 31, 2017 and September 30, 2017, respectively.
Prior to December 21, 2017, SLF JV I also had an additional $200.0 million senior credit facility with Deutsche Bank AG, New York Branch (the "Deutsche Bank II facility"). Effective December 21, 2017, SLF JV I merged its financing subsidiaries and, in connection with such merger, terminated the Deutsche Bank II facility. As of September 30, 2017, there were $41.6 million of borrowings outstanding under the Deutsche Bank II facility.
As of December 31, 2017, borrowings under the Deutsche Bank I facility were secured by all of the assets of the special purpose financing subsidiary of SLF JV I.
As of December 31, 2017 and September 30, 2017, SLF JV I had total assets of $284.5 million and $276.8 million. As of December 31, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $4.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $100.8 million and $27.5 million, at fair value, respectively. As of September 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility and Deutsche Bank II facility described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 34 and 32 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of December 31, 2017 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of each of December 31, 2017 and September 30, 2017, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of December 31, 2017, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2017 and September 30, 2017, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Senior secured loans (1)	$249,967	$245,063
Weighted average interest rate on senior secured loans (2)	7.81%	7.70%
Number of borrowers in SLF JV I	34	32
Largest exposure to a single borrower (1)	$18,251	$18,374
Total of five largest loan exposures to borrowers (1)	$77,991	$82,728
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of December 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$656
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.44%	$6,965	7,019	6,920
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.69%	5,926	5,638	721
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,926	11,414	721
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.19%	7,000	6,860	6,860
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.95%	4,975	4,981	4,902
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	6.64%	10,000	9,900	10,037
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.63%	11,126	11,019	11,213
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.85%	10,669	10,433	10,592
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	8.08%	2,775	2,786	2,782
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,199	9,228	9,116
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.94%	6,946	6,978	6,867
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,601	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	10.12%	18,251	18,078	18,433
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	4.98%	4,975	4,952	5,032
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.44%	4,528	4,497	4,528

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	8.19%	$5,797	$5,780	$5,432
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.03%	8,000	7,920	7,960
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2021	LIBOR+7.25% (1.25% floor)	8.95%	8,750	8,769	8,750
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	8.95%	8,750	8,660	8,750
Total InMotion Entertainment Group, LLC						17,500	17,429	17,500
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.69%	2,040	2,039	2,040
		927 shares Common Stock					1,391	815
						2,040	3,430	2,855
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9.19%	18,149	18,132	18,149
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	7.07%	9,942	9,232	3,775
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.57%	4,298	4,255	4,303
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.82%	5,944	5,911	5,974
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.69%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.79%	1,094	1,094	1,094
		21.876 Class A Common Units					—	420
Total New IPT, Inc.						2,888	2,888	3,308
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.70%	6,102	6,053	5,937
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9.19%	10,896	10,899	10,873
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.56%	4,111	4,098	4,111
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.32%	2,405	2,364	2,426
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25%	4.67%	6,615	6,583	6,677
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.42%	8,573	8,545	8,273
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.32%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.44%	2,034	2,025	2,045
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.57%	12,965	12,838	12,965
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	7.19%	2,646	2,630	2,626
						$249,967	$255,973	$239,601
__________
(1) Represents the interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of December 31, 2017 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of December 31, 2017.
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
(5) This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.99%	18,374	18,182	18,557
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.08%	4,610	4,578	4,610
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.83%	5,836	5,818	5,766
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,884	8,875
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.49%	5,959	5,925	5,982
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.34%	$6,118	$6,066	$5,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.83%	10,896	10,900	10,833
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25% (1% floor)	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.24%	8,594	8,566	8,487
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526
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
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company were $100.8 million and $101.0 million as of December 31, 2017 and September 30, 2017, respectively. The Company earned interest of $1.8 million and $0.2 million on its investments in these notes for the three months ended December 31, 2017 and December 31, 2016, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company were $27.5 million and $27.6 million as of each of December 31, 2017 and September 30, 2017, respectively. The Company earned PIK interest of $1.0 million on its investments in these notes for the three months ended December 31, 2017. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum and the Company earned interest income of $2.9 million on its investments in these notes for the three months ended December 31, 2016. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $4.9 million, respectively, as of December 31, 2017, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. The Company did not earned any dividend income for the three months ended December 31, 2017 and earned dividend income of $0.7 million for the three months ended December 31, 2016 with respect to the LLC equity interests of SLF JV I. The LLC equity interests are income producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and December 31, 2016:

	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2017: $255,973; cost September 30, 2017: $251,648)	$239,601	$235,526
Receivables from secured financing arrangements at fair value (cost December 31, 2017: $9,787; cost September 30, 2017: $9,783)	8,334	8,305
Cash and cash equivalents	28,386	24,389
Restricted cash	4,100	5,097
Other assets	4,117	3,485
Total assets	$284,538	$276,802

Senior credit facilities payable	$105,053	$113,053
Debt securities payable at fair value (proceeds December 31, 2017: $146,572; proceeds September 30, 2017: $147,052)	146,572	147,052
Other liabilities	27,407	10,383
Total liabilities	$279,032	$270,488
Members' equity	5,506	6,314
Total liabilities and members' equity	$284,538	$276,802

	Three months ended December 31, 2017	Three months ended December 31, 2016
Selected Statements of Operations Information:
Interest income	$4,728	$6,759
Other income	—	308
Total investment income	4,728	7,067
Interest expense	5,145	6,014
Other expenses	161	408
Total expenses (1)	5,306	6,422
Net unrealized depreciation	(226)	(22,473)
Net realized gain (loss)	(4)	22,708
Net income (loss)	$(808)	$880
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2017 and December 31, 2016, the Company did not sell any senior secured debt investments to SLF JV I.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The unearned fee income balance as of December 31, 2017 and September 30, 2017 was $1.1 million and $1.1 million, respectively.
As of December 31, 2017, the Company had a receivable for $1.5 million in aggregate exit fees of one portfolio investment, which are paid contingent upon the future occurrence of certain events in connection with the exit of this investment. A percentage of these fees are included in net investment income over the life of the loan.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the three months ended December 31, 2017, the Company recorded total fee income of $1.0 million, $0.1 million of which was recurring in nature. For the three months ended December 31, 2016, the Company recorded total fee income of $3.6 million, $0.8 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three months ended December 31, 2017 and 2016:

(Share amounts in thousands)	Three months ended December 31, 2017	Three months ended December 31, 2016
Earnings (loss) per common share — basic:
Net decrease in net assets resulting from operations	$(30,441)	$(74,242)
Weighted average common shares outstanding — basic	140,961	142,853
Loss per common share — basic	$(0.22)	$(0.52)
Earnings (loss) per common share — diluted:
Net decrease in net assets resulting from operations	$(30,441)	$(74,242)
Weighted average common shares outstanding — diluted	140,961	142,853
Loss per common share — diluted	$(0.22)	$(0.52)

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. If the Company’s shares are trading at a premium to net asset value, the Company typically issues new shares to implement the DRIP with such shares issued at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock on the payment date for such distribution (or such lesser discount that still exceeds the most recently computed net asset value per share of common stock). If the Company’s shares are trading at a discount to net asset value, the Company typically purchases shares in the open market in connection with the Company’s obligations under the DRIP.
For income tax purposes, the Company estimates that its distributions for the 2017 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2017 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the three months ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	(1)	$ 0.3 million
Total for the three months ended December 31, 2017			$0.125	$ 17.3million	58,456		$ 0.3 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued		DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
Total for the three months ended December 31, 2016			$0.18	$ 24.0 million	232,669		$ 1.3 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the three months ended December 31, 2017 and December 31, 2016.
Stock Repurchase Program
On November 28, 2016, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the three months ended December 31, 2016, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the common stock repurchase plan. This authorization has been fully utilized.

Note 6. Borrowings
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility (the “ING facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “ING Credit Agreement”) with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The ING facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The ING Credit Agreement further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.
The ING facility permits up to $600 million of borrowings and includes an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at the Company’s election, either (a) LIBOR (1-, 2-, 3- or 6-month, at the Company’s option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which the Company may make drawings under the ING facility expires on November 29, 2020 (the “Revolving Termination Date”) and the final maturity date of the facility will be one year following the Revolving Termination Date.
The ING facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in connection with the ING Credit Agreement, among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. Pursuant to the ING Security Agreement, the Company pledged its entire equity interest in certain immaterial subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The ING Credit Agreement and related agreements governing the ING facility required the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.0:1.0, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 for the first year following the closing date and (2) 2.25:1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING facility also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the ING facility, which, if not complied with, could accelerate repayment under the ING facility. As of December 31, 2017, the Company was in compliance with all financial covenants under the ING facility.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING facility at any particular time or at all.
From May 27, 2010 through November 30, 2017, the Company was party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (as amended, the “Prior ING Facility”). In connection with the entry into the ING Credit Agreement, the Company repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. During the three months ended December 31, 2017, the Company expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.
As of December 31, 2017, the Company had $205.0 million of borrowings outstanding under the ING facility, which had a fair value of $205.0 million. The Company's borrowings under the ING facility bore interest at a weighted average interest rate of 3.961% for the period from November 30, 2017 to December 31, 2017. As of September 30, 2017, the Company had $226.5 million of borrowings outstanding under the Prior ING Facility. The Company’s borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 2.945% for the period from October 1, 2017 to November 30, 2017 and the three months ended December 31, 2016, respectively. For the three months ended December 31, 2017, the Company recorded interest expense of $2.7 million, in the aggregate, related to the Prior ING Facility and the ING facility. For the three months ended December 31, 2016, the Company recorded interest expense of $4.2 million related to the Prior ING Facility.
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
Prior to its termination on November 24, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements). Borrowings under the Sumitomo facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility were greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. The period during which the Company could have made and reinvested borrowings under the facility expired on September 16, 2017. On November 24, 2017, Funding II, as the borrower under the Sumitomo facility, repaid all outstanding borrowings thereunder, following which the Sumitomo facility was terminated. Obligations under the Sumitomo facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated. As of December 31, 2017, the Company had no borrowings outstanding under the Sumitomo facility. During the three months ended December 31, 2017, the Company expensed $0.5 million of unamortized deferred financing costs related to the Sumitomo Facility.
The Company's borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.501% and 2.784% for the period from October 1, 2017 through termination on November 24, 2017 and the three months ended December 31, 2016, respectively. For the three months ended December 31, 2017 and 2016, the Company recorded interest expense of $0.7 million, including $0.6 million of debt issuance costs that were expensed, and $0.6 million, respectively, related to the Sumitomo facility.

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
As of December 31, 2017 and September 30, 2017, FSMP IV and FSMP V had no SBA-guaranteed debentures outstanding, and the Company had commenced actions to surrender the license for FSMP IV and FSMP V to the SBA. During the year ended September 30, 2017, FSMP IV and FSMP V repaid all SBA-guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender its licenses.
During the three months ended December 31, 2016, the SBA-guaranteed debentures held by the SBIC subsidiaries outstanding carried a weighted average interest rate of 3.348% (excluding the SBA annual charge). For the three months ended December 31, 2016, the Company recorded aggregate interest expense of $2.2 million related to the SBA-guaranteed debentures of both SBIC subsidiaries.
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
As of December 31, 2017, except for assets that were funded through the Company's SBIC subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING facility.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

Accumulated PIK interest activity for the three months ended December 31, 2017 and December 31, 2016 was as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016
PIK balance at beginning of period	$69,417	$62,631
Gross PIK interest accrued	8,046	5,046
PIK income reserves (1)	(6,179)	(2,209)
PIK interest received in cash	(1,103)	(3,434)
PIK balance at end of period	$70,181	$62,034
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of December 31, 2017 and September 30, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,258,056	85.49%	$1,258,658	96.81%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.86	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	200,859	13.65	41,457	3.19	200,210	12.88	66,636	4.68
Total	$1,471,576	100.00%	$1,300,115	100.00%	$1,554,972	100.00%	$1,424,809	100.00%

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

 Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and secured borrowings, as gains and losses are not included in taxable income until they are realized; (2) origination and exit fees received in connection with investments in portfolio companies; (3) organizational and deferred offering costs; (4) recognition of interest income on certain loans; (5) income or loss recognition on exited investments; and (6) certain items related to investments in controlled foreign corporations.
Listed below is a reconciliation of "net decrease in net assets resulting from operations" to taxable income for the three months ended December 31, 2017 and December 31, 2016.

	Three months ended December 31, 2017	Three months ended December 31, 2016
Net decrease in net assets resulting from operations	$(30,441)	$(74,242)
Net unrealized depreciation on investments and secured borrowings	43,472	74,440
Book/tax difference due to loan fees	264	16
Book/tax difference due to exit fees	—	1,081
Book/tax difference due to organizational and deferred offering costs	(22)	(22)
Book/tax difference due to interest income on certain loans	—	(168)
Book/tax difference due to capital losses not recognized	591	24,206
Other book/tax differences	(1,206)	(1,871)
Taxable/Distributable Income(1)	$12,658	$23,440
__________
(1) The Company's taxable income for the three months ended December 31, 2017 is an estimate and will not be finally determined until the Company files its tax return for the Company's anticipated fiscal and taxable year ending September 30, 2018. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2017, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$24,409
Net realized capital losses	465,077
Unrealized losses, net	97,839
The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
The Company is permitted to carry forward net capital losses, if any, incurred in taxable years beginning with the Company's taxable year ended September 30, 2012 for an unlimited period. However, any losses incurred during such taxable years will be required to be utilized prior to the losses incurred in taxable years ended prior to the Company’s taxable year ended September 30, 2012, which are subject to an expiration date. As a result of the ordering rule, capital loss carryforwards from the Company’s taxable year ended prior to its taxable year ended September 30, 2012 may be more likely to expire unused than under previous tax law.
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
The aggregate cost of investments for income tax purposes was $1.8 billion as of September 30, 2017. As of September 30, 2017, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $51.7 million. As of September 30, 2017, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $277.8 million. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $226.1 million.

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
During the three months ended December 31, 2017, the Company recorded an aggregate net realized loss of $0.3 million in connection with the sale of various debt investments in the open market.
During the three months ended December 31, 2016, the Company recorded an aggregate net realized loss of $23.1 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
First Star Aviation, LLC	$(3.8)
Ansira Partners, Inc.	0.4
Senior Loan Fund JV I, LLC	(19.9)
Other, net	0.2
Total, net	$(23.1)
Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended December 31, 2017 and December 31, 2016, the Company recorded net unrealized depreciation on investments and secured borrowings of $43.5 million and $74.4 million, respectively. For the three months ended December 31, 2017, this consisted of $39.0 million of net unrealized depreciation on debt investments, $3.8 million of net unrealized depreciation on equity investments and $2.3 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $1.6 million of net unrealized depreciation of secured borrowings. For the three months ended December 31, 2016, the Company's net unrealized depreciation consisted of $81.2 million of net unrealized depreciation on debt investments, $9.6 million of net unrealized depreciation on equity investments and $0.1 million of net unrealized appreciation on secured borrowings, offset by $16.5 million of net reclassifications to realized losses (resulting in unrealized appreciation).
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 11. Related Party Transactions

As of December 31, 2017 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $6.3 million and $6.8 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and FSM.
New Investment Advisory Agreement
Effective October 17, 2017 and as of December 31, 2017, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
Unless earlier terminated as described below, the New Investment Advisory Agreement will remain in effect until October 17, 2019 and thereafter from year-to-year if approved annually by the Board of Directors of the Company or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the directors of the Company who are not interested persons. The New Investment Advisory Agreement will automatically terminate in the event of its assignment. The New Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the outstanding voting securities of the Company.
Base Management Fee

Under the New Investment Advisory Agreement, the base management fee on total gross assets, including any investment made with borrowings, but excluding cash and cash equivalents, is 1.50%. The base management fee is payable quarterly in arrears and the fee for any partial month or quarter is appropriately prorated.
For the period from October 17, 2017 to December 31, 2017, the base management fee (net of waivers) incurred under the New Investment Advisory Agreement was $4.4 million, which was payable to Oaktree. For the period from October 17, 2017 to December 31, 2017, Oaktree voluntarily and irrevocably waived a portion of the base management fee, which resulted in waivers of less than $0.1 million.
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

For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the New Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as OID debt, instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under the New Investment Advisory Agreement, the calculation of the incentive fee on income for each quarter is as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

•
No incentive fee is payable to Oaktree in any quarter in which the Company’s pre-incentive fee net investment income does not exceed the preferred return rate of 1.50% (the “preferred return”) on net assets;

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.8182% in any fiscal quarter is payable to Oaktree. This portion of the incentive fee on income is referred to as the “catch-up” provision, and it is intended to provide Oaktree with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets in any fiscal quarter; and

•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds 1.8182% on net assets, the subordinated incentive fee on income is equal to 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle.

For the period from October 17, 2017 to December 31, 2017, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $0.7 million. To ensure compliance of the transactions contemplated by the Purchase Agreement, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of December 31, 2017, Oaktree had accrued an aggregate amount of $0.1 million of incentive fees potentially subject to waiver.

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
Indemnification

The New Investment Advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser's services under the investment advisory agreement or otherwise as the Investment Adviser.
Collection and Disbursement of Fees Owed to FSM

Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to FSM at the end of each quarter. In order to ensure that FSM receives the compensation earned during the quarter ending December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement will cover the entire quarter in which the New Investment Advisory Agreement became effective, and be calculated at a blended rate that will reflect fee rates under the respective investment advisory agreements for the portion of the quarter in which FSM and Oaktree were serving as investment adviser. This structure will allow Oaktree to pay FSM in early 2018, the pro rata portion of the fees that were earned by, but not paid to, FSM for services rendered to the Company prior to October 17, 2017.
Former Investment Advisory Agreement

The following is a description of the fourth amended and restated investment advisory agreement between FSM and the Company (the “Former Investment Advisory Agreement”), which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated March 20, 2017, was effective January 1, 2017 through its termination on October 17, 2017. The Former Investment

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Advisory Agreement amended and restated the Company’s third amended and restated investment advisory agreement with FSM, which was effective as of January 1, 2016, to impose a total return hurdle provision and reduce the “preferred return.”

Through October 17, 2017, the Company paid FSM a fee for its services under the Former Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee paid to FSM and any incentive fees earned by FSM were ultimately borne by common stockholders of the Company.
Base Management Fee

As of January 1, 2016, the base management fee was calculated at an annual rate of 1.75% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.

For the period from October 1, 2017 to October 17, 2017 and the three months ended December 31, 2016, the base management fee incurred under the investment advisory agreements with FSM was $1.1 million (net of waivers) and $8.6 (net of waivers), respectively, all of which were payable to FSM. For the period from October 1, 2017 to October 17, 2017 and the three months ended December 31, 2016, FSM voluntarily waived a portion of the base management fee, which resulted in waivers of less than $0.1 million and $0.1 million, respectively.
Incentive Fee

The incentive fee paid to FSM had two parts. The first part was calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.75% per quarter (2% for periods prior to January 1, 2017), subject to a “catch-up” provision measured as of the end of each quarter. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.75% base management fee. The operation of the incentive fee with respect to the Company’s pre-incentive fee net investment income for each quarter was as follows:

•
No incentive fee was payable to FSM in any fiscal quarter in which the Company’s pre-incentive fee net investment income did not exceed the preferred return rate of 1.75% (2% for periods prior to January 1, 2017) (the “preferred return”);

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeded the preferred return rate but was less than or equal to 2.1875% (2.5% for periods prior to January 1, 2017) in any fiscal quarter was payable to FSM. This portion of the Company’s pre-incentive fee net investment income (which exceeds the preferred return rate but is less than or equal to 2.1875% (2.5% for periods prior to January 1, 2017)) is referred to as the “catch-up.” The “catch-up” provision was intended to provide FSM with an incentive fee of 20% on all of the Company’s pre-incentive fee net investment income as if a preferred return rate did not apply when the Company’s pre-incentive fee net investment income exceeded 2.1875% in any quarter (2.5% for periods prior to January 1, 2017); and

•
For any quarter in which the Company’s pre-incentive fee net investment income, if any, exceeded 2.1875% on net assets (2.5% for periods prior to January 1, 2017) , the subordinated incentive fee on income was equal to 20% of the amount of the Company’s pre-incentive fee net investment income as the preferred return and catch-up would have been achieved.

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
For the period from October 1, 2017 to October 17, 2017, no incentive fee was incurred under the Prior Investment Advisory Agreement. For the three months ended December 31, 2016, incentive fees incurred under the investment advisory agreement with FSM were $4.1 million.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under either the New Investment Advisory Agreement or the investment advisory agreements with FSM, and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of December 31, 2017 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
Administrative Services
The Company entered into the New Administration Agreement with Oaktree Administrator on October 17, 2017. Pursuant to the New Administration Agreement, Oaktree Administrator provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as Oaktree Administrator, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the New Administration Agreement. Oaktree Administrator may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Oaktree Administrator makes reports to the Company’s Board of Directors of its performance of obligations under the New Administration Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors; provided that Oaktree Administrator shall not provide any investment advice or recommendation.
Oaktree Administrator also provides portfolio collection functions for interest income, fees and warrants and is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the SEC. In addition, Oaktree Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Oaktree Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.
For providing these services, facilities and personnel, the Company reimburses Oaktree Administrator the allocable portion of overhead and other expenses incurred by Oaktree Administrator in performing its obligations under the New Administration Agreement, including the Company’s allocable portion of the rent of the Company’s principal executive offices at market rates and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer, their staffs and other non-investment professionals at Oaktree that perform duties for the Company. Such reimbursement is at cost, with no profit to, or markup by, Oaktree Administrator. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The New Administration Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Prior to its termination by its terms on October 17, 2017 and throughout the Company’s 2017 fiscal year, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of FSM. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company reimbursed

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement, including rent and the allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their staffs. Such reimbursement was at cost, with no profit to, or markup by, the Former Administrator. The Former Administration Agreement with FSC CT was terminable by either party without penalty upon 60 days' written notice to the other party.
For the three months ended December 31, 2017, the Company accrued administrative expenses of $0.7 million, including $0.2 million of general and administrative expenses. Of these amounts, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $0.5 million was due to Oaktree Administrator. For the three months ended December 31, 2016, the Company accrued administrative expenses of $1.4 million, including $0.9 million of general and administrative expenses, which were due to the Former Administrator.
As of December 31, 2017 and September 30, 2017, $1.5 million and $1.8 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses payable to the Former Administrator and Oaktree Administrator.

Note 12. Financial Highlights

	Three months ended December 31, 2017	Three months ended December 31, 2016
Net asset value at beginning of period	$6.16	$7.97
Net investment income (4)	0.09	0.16
Net unrealized depreciation on investments and secured borrowings (4)	(0.31)	(0.52)
Net realized loss on investments and secured borrowings (4)	—	(0.16)
Distributions to stockholders (4)	(0.13)	(0.18)
Net issuance/repurchases of common stock (4)	—	0.04
Net asset value at end of period	$5.81	$7.31
Per share market value at beginning of period	$5.47	$5.81
Per share market value at end of period	$4.89	$5.37
Total return (1)	(8.37)%	(4.44)%
Common shares outstanding at beginning of period	140,960,651	143,258,785
Common shares outstanding at end of period	140,960,651	140,960,651
Net assets at beginning of period	$867,657	$1,142,288
Net assets at end of period	$819,595	$1,030,272
Average net assets (2)	$849,181	$1,090,244
Ratio of net investment income to average net assets (5)	6.22%	8.48%
Ratio of total expenses to average net assets (excluding fee waiver and insurance recovery) (5)	9.67%	10.60%
Effect of fee waivers (5)	(0.06)%	(0.02)%
Effect of insurance recoveries (5)	—%	(0.22)%
Ratio of net expenses to average net assets (5)	9.61%	10.36%
Ratio of portfolio turnover to average investments at fair value	12.76%	8.75%
Weighted average outstanding debt (3)	$651,826	$1,168,790
Average debt per share (4)	$4.62	$8.18
Asset coverage ratio	230.61%	217.39%
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13. Unsecured Notes
2019 Notes
On February 26, 2014, the Company issued $250.0 million in aggregate principal amount of its 4.875% unsecured notes due 2019 (the "2019 Notes") for net proceeds of $244.4 million after deducting OID of $1.4 million, underwriting commissions and discounts of $3.7 million and offering costs of $0.5 million.  The OID on the 2019 Notes is amortized based on the effective interest method over the term of the notes.
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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended December 31, 2017 and 2016, the Company did not repurchase any of the 2019 Notes in the open market.
For each of the three months ended December 31, 2017 and 2016, the Company recorded interest expense of $3.3 million related to the 2019 Notes.
As of December 31, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.6 million and $250.7 million, respectively.
2024 Notes
On October 18, 2012, the Company issued $75.0 million in aggregate principal amount of its 5.875% unsecured 2024 Notes for net proceeds of $72.5 million after deducting underwriting commissions of $2.2 million and offering costs of $0.3 million.
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
Interest on the 2024 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 5.875% per annum. The 2024 Notes mature on October 30, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 30, 2017. As of October 17, 2017, the 2024 Notes were listed on the New York Stock Exchange

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

under the trading symbol “OSLE” with a par value of $25.00 per note. Prior to October 17, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol "FSCE".
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the three months ended December 31, 2017 and 2016, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the three months ended December 31, 2017 and December 31, 2016, the Company recorded interest expense of $1.2 million related to the 2024 Notes.
As of December 31, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.6 million and $75.6 million, respectively.
2028 Notes
In April and May 2013, the Company issued $86.3 million in aggregate principal amount of its 6.125% unsecured 2028 Notes for net proceeds of $83.4 million after deducting underwriting commissions of $2.6 million and offering costs of $0.3 million.
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
Interest on the 2028 Notes is paid quarterly in arrears on January 30, April 30, July 30 and October 30, at a rate of 6.125% per annum. The 2028 Notes mature on April 30, 2028 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after April 30, 2018. As of October 17, 2017, the 2028 Notes are listed on the NASDAQ Global Select Market under the trading symbol "OCSLL" with a par value of $25.00 per note. Prior to October 17, 2017, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol "FSCFL."
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the three months ended December 31, 2017 and 2016, the Company did not repurchase any of the 2028 Notes in the open market.
For each of the three months ended December 31, 2017 and 2016, the Company recorded interest expense of $1.4 million related to the 2028 Notes.
As of December 31, 2017, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.3 million and $86.9 million, respectively.
Note 14. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2017, there were $13.5 million of secured borrowings outstanding. As of December 31, 2017, secured borrowings at fair value totaled $11.6 million and the fair value of the investment that is associated with these secured borrowings was $40.6 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the three months ended December 31, 2017, there were no net repayments on secured borrowings. During the three months ended December 31, 2016, there were $4.5 million of net repayments on secured borrowings.
For the three months ended December 31, 2017 and December 31, 2016, the secured borrowings bore interest at a weighted average interest rate of 7.91% and 8.94%, respectively. For the three months ended December 31, 2017 and 2016, the Company recorded interest expense of $0.3 million and $0.4 million, respectively, related to the secured borrowings.

Note 15. Commitments and Contingencies
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
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of December 31, 2017, the Company's only off-balance sheet arrangements consisted of $98.7 million of unfunded commitments, which was comprised of $88.0 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.4 million related to unfunded limited partnership interests. As of September 30, 2017, the Company's only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests, and limited partnership interests) as of December 31, 2017 and September 30, 2017 is shown in the table below:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	December 31, 2017	September 30, 2017
Lift Brands Holdings, Inc.	$15,000	$15,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	9,326	9,326
Edge Fitness, LLC	6,215	8,353
InMotion Entertainment Group, LLC	5,545	7,544
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC (1)	4,180	4,180
Impact Sales, LLC	3,236	3,234
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	3,095	2,760
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Datto Inc.	2,356	—
Traffic Solutions Holdings, Inc.	2,248	2,998
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Refac Optical Group	2,080	2,080
SPC Partners VI, L.P. (limited partnership interest)	1,862	2,000
Metamorph US 3, LLC (1)	1,470	1,470
TransTrade Operators, Inc. (1)(2)	1,393	1,052
Senior Loan Fund JV 1, LLC	1,328	1,328
Edmentum, Inc. (1)	932	2,664
Riverside Fund V, LP (limited partnership interest)	539	539
Webster Capital III, L.P. (limited partnership interest)	482	736
Sterling Capital Partners IV, L.P. (limited partnership interest)	474	490
Tailwind Capital Partners II, L.P. (limited partnership interest)	469	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	468	472
Ministry Brands, LLC	375	1,708
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	365
RCP Direct II, LP (limited partnership interest)	364	364
Cenegenics, LLC (1)	297	297
Riverside Fund IV, LP (limited partnership interest)	254	254
ACON Equity Partners III, LP (limited partnership interest)	231	239
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	183
RCP Direct, LP (limited partnership interest)	178	184
SPC Partners V, L.P. (limited partnership interest)	148	159
Riverlake Equity Partners II, LP (limited partnership interest)	129	129
Milestone Partners IV, LP (limited partnership interest)	84	180
Baird Capital Partners V, LP (limited partnership interest)	54	—
BeyondTrust Software, Inc.	—	5,995
Thing5, LLC	—	3,000
Garretson Firm Resolution Group, Inc.	—	508
Sailpoint Technologies, Inc.	—	1,500
Systems, Inc.	—	3,030
Total	$98,721	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of December 31, 2017 and September 30, 2017.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of December 31, 2017.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three months ended December 31, 2017, except as discussed below:
On February 5, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.085 per share, payable on March 30, 2018 to stockholders of record on March 15, 2018.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2017	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.70%		$36,661	$—	$1,088	$36,568	$186	$(92)	$36,662	4.5%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	7.70%		2,000	—	37	1,250	750	—	2,000	0.2%
LC Facility, 6% cash due 4/1/2021			4,752	—	64	4,752	—	—	4,752	0.6%
746,114 Series A Preferred Units, 10%			—	—	—	7,700	—	—	7,700	0.9%
746,114 Common Stock Units			—	—	—	—	—	—	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	—	1,810	—	—	1,810	0.2%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	—	—	—	—	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	634	41,395	464	(9,348)	32,511	4.0%
100% equity interest			—	—	—	3,926	3,011	—	6,937	0.8%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	406	11,868	—	—	11,868	1.4%
100% equity interest			—	—	—	2,323	4,993	—	7,316	0.9%
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out			—	—	—	4,986	97	—	5,083	0.6%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.52%		100,804	—	1,754	101,030	—	(226)	100,804	12.3%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,463	—	1,006	27,641	—	(178)	27,463	3.4%
87.5% LLC equity interest			—	—	—	5,525	—	(645)	4,880	0.6%
Ameritox Ltd. (7)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.69%		39,438	—	—	4,445	361	(6)	4,800	0.6%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%

New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.69%		$4,107	$—	$67	$4,107	$—	$—	$4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.79%		2,504	—	41	2,504	—	—	2,504	0.3%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.69%		1,009	—	18	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	227	—	963	0.1%
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock			—	—	—	13,818	—	(7,397)	6,421	0.8%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	8.69%		19,960	—	435	19,960	—	—	19,960	2.4%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022	8.69%		—	—	4	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	1.0%
Total Control Investments			$306,806	$—	$5,554	$305,271	$10,155	$(17,892)	$297,534	36.3%

Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,752	—	265	9,665	43	—	9,708	1.2%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			22,552	—	864	22,957	169	(574)	22,552	2.8%
4,668,788 shares of Preferred Stock			—	—	—	1,827	221	—	2,048	0.2%
Total Affiliate Investments			$32,304	$—	$1,129	$36,983	$433	$(947)	$36,469	4.4%
Total Control & Affiliate Investments			$339,110	$—	$6,683	$342,254	$10,588	$(18,839)	$334,003	40.8%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest (net of non-accrual amounts) and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

(6)
First Star Bermuda Aviation Limited and First Star Speir Aviation Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(7)	This investment was on cash non-accrual status as of December 31, 2017 and September 30, 2017.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Three months ended December 31, 2016
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at December 31, 2016	% of Total Net Assets
Control Investments
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.00%		$36,278	$—	$1,050	$36,328	$310	$(360)	$36,278	3.5%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	8.00%		1,800	—	53	2,800	2	(1,002)	1,800	0.2%
LC Facility, 6% cash due 4/1/2021			3,518	—	58	3,518	2	(2)	3,518	0.3%
746,114 Series A Preferred Units - Granted			—	—	676	20,094	1,919	—	22,013	2.1%
746,114 Common Stock Units - Granted			—	—	—	—	378	—	378	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017			15,973	—	6	7,046	642	(6)	7,682	0.7%
First Lien Revolver, 8% cash due 12/31/2017			8,220	—	—	—	1,335	(1,335)	—	—%
596.67 Series A Common Units - Granted			—	—	—	—	—	—	—	—%
4,000,000 Series A Preferred Units in TransTrade Holdings LLC - Purchased			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC - Purchased			—	—	—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
10,104,401 Common Units			—	(3,767)	—	2,413	87	(2,500)	—	—%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	—	647	54,214	1,846	(14,665)	41,395	4.0%
100% equity interest			—	—	—	2,839	—	(98)	2,741	0.3%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	267	11,851	58	(41)	11,868	1.2%
100% equity interest			—	—	—	5,729	(130)	(605)	4,994	0.5%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			14,175	—	286	13,875	300	—	14,175	1.4%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			3,970	—	81	3,887	83	—	3,970	0.4%
First Lien Revolver, 8% cash due 4/30/2017			1,913	—	43	1,913	19	(19)	1,913	0.2%
4,100,000 Class A Common Units			—	—	—	7,421	—	(7,188)	233	—%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 5/2/2021			—	(19,857)	2,859	129,004	16,546	(145,550)	—	—%
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.76%		101,030	—	171	—	101,030	—	101,030	9.8%
Class B Mezzanine Secured Deferrable Fixed Rate Notes due 2036 in SLF Repack Issuer 2016 LLC			24,756	—	92	—	24,756	—	24,756	2.4%
87.5% equity interest			—	—	700	13,708	150	—	13,858	1.3%

Express Group Holdings LLC (7)		Oil & gas equipment services
First Lien Term Loan, PRIME+6% (1% floor) cash due 9/3/2019	10.75%		$12,506	$—	$—	$1,193	$—	$(1,193)	$—	—%
First Lien Revolver, PRIME+3.5% (3.5% floor) cash due 3/4/2019	7.00%		6,090	—	—	6,090	—	(5,211)	879	0.1%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	7.00%		3,000	—	53	3,000	—	—	3,000	0.3%
14,033,391 Series B Preferred Units			—	—	—	—	—	—	—	—%
280,668 Series A Preferred Units			—	—	—	—	—	—	—	—%
1,456,344 Common Units			—	—	—	—	—	—	—	—%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		31,498	—	734	31,039	459	—	31,498	3.1%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	15,437	720	—	16,157	1.6%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	1,755	82	—	1,837	0.2%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	13,113	—	(6,925)	6,188	0.6%
Total Control Investments			$317,990	$(23,624)	$7,776	$388,267	$150,594	$(186,700)	$352,161	34.2%
Affiliate Investments
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,573	—	293	9,549	49	(26)	9,572	0.9%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	4,079	—	(117)	3,962	0.4%
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017			24,015	—	1,398	24,268	416	(548)	24,136	2.3%
4,668,788 shares of Preferred Stock			—	—	—	1,873	—	(82)	1,791	0.2%
Total Affiliate Investments			$33,588	$—	$1,691	$39,769	$465	$(773)	$39,461	3.8%
Total Control & Affiliate Investments			$351,578	$(23,624)	$9,467	$428,036	$151,059	$(187,473)	$391,622	38.0%

This schedule should be read in connection with the Company's Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________

(1)	The principal amount and ownership detail are shown in the Company's Consolidated Schedules of Investments.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period an investment was included in the Control or Affiliate categories.

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

(6)
First Star Aviation, LLC, First Star Bermuda Aviation Limited and First Star Speir Aviation Limited are wholly-owned holding companies formed by the Company in order to facilitate its investment strategy. In accordance with ASU 2013-08, the Company has deemed the holding companies to be investment companies under GAAP and therefore deemed it appropriate to consolidate the financial results and financial position of the holding companies and to recognize dividend income versus a combination of interest income and dividend income. Accordingly, the debt and equity investments in the wholly-owned holding companies are disregarded for accounting purposes since the economic substance of these instruments are equity investments in the operating entities.

(7)	This investment was on cash non-accrual status as of December 31, 2016.

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

•
the ability of Oaktree Capital Management, L.P., or Oaktree or our Investment Adviser, to find lower-risk investments to reposition our portfolio and to implement our Investment Adviser’s future plans with respect to our business;

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017 and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:

•	changes in the economy, financial markets and political environment;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies, or RICs; and

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
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or “OCG”, a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between us and the Investment Adviser, or the New Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator or OFA, a subsidiary of our Investment Adviser, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, or FSM or the Former Adviser, and we were named Fifth Street Finance Corp.
We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments, and to a lesser extent, capital appreciation from our equity investments.
Our Investment Adviser intends to reposition our portfolio into investments that are better aligned with our Investment Adviser's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. We expect that our Investment Adviser will focus on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include a mix of approximately 40% to 60% of first and 35% to 55% of second lien loans, including asset backed loans, unitranche loans, mezzanine loans, approximately 5% to 15% of unsecured loans and 0% to 10% of preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We expect to target investments of $30 million to $50 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition will be included in our investor presentation to be filed with the SEC.
During the fiscal year ending September 30, 2018, Oaktree also intends to rotate us out of approximately $80 million, at fair value, of investments with spreads over LIBOR of less than 4.0% and, over time, to reduce our exposure to smaller investments of less than $10 million. Oaktree will seek to redeploy capital from realization of existing investments into Oaktree-originated investments with higher yields.
During the three months ended December 31, 2017, the integration of our operational infrastructure, including accounting, valuation, compliance and information technology processes and systems, into the Oaktree platform was completed, and we believe that we will realize synergies and cost savings, including from trade settlement and internal audit functions, as a result of this integration.
Business Environment and Developments
The opportunity set in credit is still dominated by the search for yield as central banks in Japan and Europe continue their accommodative monetary policies. This glut of capital is resulting in significant inflows into sub-investment grade credit from investors, including private equity sponsors, seeking higher spreads as investment grade and highly rated sub-investment grade credit trade at close-to-historically tight levels.
During the quarter ended December 31, 2017, the spread on the BAML High Yield Single B Index ranged between 3.34% and 3.99% and was 3.69% as of December 31, 2017. In addition, during the quarter ended December 31, 2017, the Credit Suisse Leveraged Loan Index spread ranged between 3.70% and 3.88% and was 3.75% as of December 31, 2017. The weighted average annual yield on our portfolio of 9.0% as of December 31, 2017 compares favorably in the current environment.
We believe that the fundamentals of middle-market companies remain strong, which drove the highest lending level in three years. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.

New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement, or the Purchase Agreement, by and among Oaktree, our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation, or OCSI, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with FSM, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, Oaktree and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction.
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
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follow:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.

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
Our Investment Adviser evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, our Investment Adviser looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Our Investment Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).

If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. The Investment Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
In accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
We estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
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

•	The Investment Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•
The Audit Committee reviews the preliminary valuations with our Investment Adviser, and our Investment Adviser responds and supplements the preliminary valuations to reflect any discussions between our Investment Adviser and the Audit Committee;

•	The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.
The fair value of our investments as of December 31, 2017 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of December 31, 2017, 69.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of December 31, 2017 and September 30, 2017, approximately 94.7% and 95.4%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan. As of December 31, 2017, we had a receivable for $1.5 million in aggregate exit fees of one portfolio investment upon the future exit of this investment.
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to our Investment Adviser.

To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders as distributions, even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $70.2 million, or 5.0%, of the fair value of our portfolio of investments as of December 31, 2017 and $69.4 million, or 4.5%, of fair value of our portfolio investments as of September 30, 2017. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and SLF JV I LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the three months ended December 31, 2017.
During the three months ended December 31, 2017, we originated $183.0 million of investment commitments in 13 new and one existing portfolio companies and funded $200.2 million of investments.
During the three months ended December 31, 2017, we received $196.4 million in connection with the full repayments and exits of nine of our investments and an additional $88.4 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	December 31, 2017	September 30, 2017
Cost:
Senior secured debt	72.44%	74.73%
Subordinated debt	7.70	6.42
Debt investments in SLF JV I	7.65	7.32
LLC equity interests of SLF JV I	0.96	0.92
Purchased equity	6.86	6.40
Equity grants	2.91	2.78
Limited partnership interests	1.48	1.43
Total	100.00%	100.00%

	December 31, 2017	September 30, 2017
Fair value:
Senior secured debt	75.84%	78.01%
Subordinated debt	6.95	6.06
Debt investments in SLF JV I	9.06	8.35
LLC equity interests of SLF JV I	0.34	0.36
Purchased equity	5.49	5.10
Equity grants	0.50	0.45
Limited partnership interests	1.82	1.67
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	December 31, 2017	September 30, 2017
Cost:
Healthcare services	12.48%	11.98%
Internet software & services	11.95	15.37
Multi-sector holdings (1)	10.32	9.87
Healthcare equipment	5.94	5.67
Data processing & outsourced services	4.81	4.42
Environmental & facilities services	4.15	2.84
Construction & engineering	4.10	3.86
Pharmaceuticals	3.63	3.46
Advertising	3.32	4.82
Education services	3.09	2.85
Airlines	3.03	3.28
Specialty stores	2.77	3.33
Integrated telecommunication services	2.45	1.75
Technology distributors	2.04	—
Leisure facilities	1.96	1.76
Oil & gas refining & marketing	1.95	—
Air freight and logistics	1.94	1.85
Housewares & specialties	1.78	1.70
Oil & gas equipment services	1.64	1.57
Consumer electronics	1.48	1.32
Home improvement retail	1.35	1.31
Auto parts & equipment	1.26	1.21
Oil & gas exploration & production	1.07	—
Research & consulting services	1.02	2.16
Diversified support services	0.99	1.29
Healthcare technology	0.86	—
Security & alarm services	0.79	0.75
Real estate services	0.77	0.74
Other diversified financial services	0.68	0.69
Casinos & gaming	0.67	1.33
Commodity chemicals	0.65	—
Healthcare distributors	0.53	—
Precious metals & minerals	0.44	0.42
Trucking	0.42	0.40
Thrift & mortgage finance	0.41	0.41
Distributors	0.39	0.85
Industrial machinery	0.39	0.86
Commercial printing	0.36	0.34
Apparel, accessories & luxury goods	0.31	0.29
Wireless telecommunication services	0.30	—
Restaurants	0.29	0.28
Application software	0.29	2.93
General merchandise stores	0.25	—
Food retail	0.25	0.24
IT consulting & other services	0.24	0.23
Specialized finance	0.19	0.18
Human resources & employment services	—	—
Hypermarkets & super centers	—	0.68
Computer & electronics retail	—	0.36
Multi-utilities	—	0.35
Total	100.00%	100.00%

	December 31, 2017	September 30, 2017
Fair value:
Internet software & services	13.71%	17.20%
Multi-sector holdings (1)	11.58	10.67
Healthcare services	5.41	6.09
Data processing & outsourced services	5.04	4.43
Environmental & facilities services	4.94	3.29
Pharmaceuticals	4.45	4.07
Airlines	4.14	3.86
Healthcare equipment	4.00	4.73
Construction & engineering	3.61	3.26
Advertising	3.25	5.43
Specialty stores	3.22	3.69
Education services	2.52	2.48
Integrated telecommunication services	2.51	2.03
Leisure facilities	2.45	2.11
Technology distributors	2.42	—
Oil & gas refining & marketing	2.33	—
Housewares & specialties	2.11	1.93
Oil & gas equipment services	2.02	1.84
Consumer electronics	1.83	1.56
Home improvement retail	1.74	1.61
Auto parts & equipment	1.53	1.41
Research & consulting services	1.33	2.50
Oil & gas exploration & production	1.26	—
Diversified support services	1.14	1.46
Healthcare technology	1.03	—
Security & alarm services	0.92	0.85
Real estate services	0.90	0.84
Casinos & gaming	0.81	1.52
Commodity chemicals	0.77	—
Other diversified financial services	0.77	0.76
Healthcare distributors	0.64	—
Precious metals & minerals	0.53	0.48
Trucking	0.50	0.46
Application software	0.46	3.50
Distributors	0.46	0.96
Industrial machinery	0.46	0.97
Commercial printing	0.43	0.39
Leisure products	0.42	0.38
Thrift & mortgage finance	0.40	0.40
Wireless telecommunication services	0.36	—
Restaurants	0.34	0.32
General Merchandise Stores	0.32	—
Food retail	0.30	0.28
IT consulting & other services	0.28	0.25
Specialized finance	0.23	0.21
Air freight and logistics	0.13	0.12
Human resources & employment services	—	—
Hypermarkets & super centers	—	0.75
Computer & electronics retail	—	0.42
Multi-utilities	—	0.41
Apparel, accessories & luxury goods	—	0.08
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of each of December 31, 2017 and September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,258,056	85.49%	$1,258,658	96.81%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.86	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	200,859	13.65	41,457	3.19	200,210	12.88	66,636	4.68
Total	$1,471,576	100.00%	$1,300,115	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to us and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. As of December 31, 2017 and September 30, 2017, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I. As of December 31, 2017 and September 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of the outstanding mezzanine notes.
SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 34 and 32 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of December 31, 2017 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I facility, which as of December 31, 2017 permitted up to $200.0 million of borrowings as of December 31, 2017 and September 30, 2017. As of December 31, 2017, the stated maturity date of the Deutsche Bank I facility was July 1, 2023, and borrowings under the Deutsche Bank I facility bear interest at a rate equal to 3-month London Interbank Offered Rate, or LIBOR, plus 2.25% per annum during the reinvestment period and at a rate equal to LIBOR plus 2.40% per annum during the amortization period. The reinvestment period of the Deutsche Bank I Facility expires on July 7, 2018. There was $105.1 million and $71.5 million outstanding under the Deutsche Bank I facility as of December 31, 2017 and September 30, 2017, respectively.
Prior to December 21, 2017, SLF JV I also had an additional $200.0 million senior credit facility with Deutsche Bank AG, New York Branch, or the Deutsche Bank II facility. Effective December 21, 2017, SLF JV I merged its financing subsidiaries and, in connection with such merger, terminated the Deutsche Bank II facility. As of September 30, 2017, there were $41.6 million of borrowings outstanding under the Deutsche Bank II facility.
As of December 31, 2017, borrowings under the Deutsche Bank I facility are secured by all of the assets of the special purpose financing vehicle of SLF JV I.
As of December 31, 2017 and September 30, 2017, SLF JV I had total assets of $284.5 million and $276.8 million, respectively. As of December 31, 2017, our investment in SLF JV I consisted of LLC equity interests of $4.9 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of approximately $100.8 million and $27.5 million, at fair value, respectively. As of September 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring of our and Kemper’s investment in SLF JV I in December 2016, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I facility described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC.
As of each of December 31, 2017 and September 30, 2017, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of December 31, 2017 and September 30, 2017, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of December 31, 2017 and September 30, 2017, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Senior secured loans (1)	$249,967	$245,063
Weighted average interest rate on senior secured loans (2)	7.81%	7.7%
Number of borrowers in SLF JV I	34	32
Largest exposure to a single borrower (1)	$18,251	$18,374
Total of five largest loan exposures to borrowers (1)	$77,991	$82,728
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of December 31, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$656
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.44%	$6,965	7,019	6,920
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.69%	5,926	5,638	721
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,926	11,414	721
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.19%	7,000	6,860	6,860
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.95%	4,975	4,981	4,902
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	6.64%	10,000	9,900	10,037
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.63%	11,126	11,019	11,213
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.85%	10,669	10,433	10,592

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	8.08%	$2,775	$2,786	$2,782
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,199	9,228	9,116
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.94%	6,946	6,978	6,867
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,601	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	10.12%	18,251	18,078	18,433
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	4.98%	4,975	4,952	5,032
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.44%	4,528	4,497	4,528
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	8.19%	5,797	5,780	5,432
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.03%	8,000	7,920	7,960
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2021	LIBOR+7.25% (1.25% floor)	8.95%	8,750	8,769	8,750
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	8.95%	8,750	8,660	8,750
Total InMotion Entertainment Group, LLC						17,500	17,429	17,500
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.69%	2,040	2,039	2,040
		927 shares Common Stock					1,391	815
						2,040	3,430	2,855
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9.19%	18,149	18,132	18,149
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	7.07%	9,942	9,232	3,775
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.57%	4,298	4,255	4,303
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.82%	5,944	5,911	5,974
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.69%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.79%	1,094	1,094	1,094
		21.876 Class A Common Units					—	420
Total New IPT, Inc.						2,888	2,888	3,308
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.70%	6,102	6,053	5,937
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9.19%	10,896	10,899	10,873
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.56%	4,111	4,098	4,111
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.32%	2,405	2,364	2,426
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25%	4.67%	6,615	6,583	6,677
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.42%	8,573	8,545	8,273
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.32%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.44%	2,034	2,025	2,045
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.57%	12,965	12,838	12,965
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	7.19%	2,646	2,630	2,626
						$249,967	$255,973	$239,601
__________________
(1) Represents the current interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted.

(2) Represents the current determination of fair value as of December 31, 2017 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I as of December 31, 2017.
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement.
(5) This investment was on cash non-accrual status as of December 31, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

SLF JV I Portfolio as of September 30, 2017

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					$1,088	$1,412
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	5.08%	$6,982	7,040	6,976
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.33%	5,759	5,638	668
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox, Ltd.						5,759	11,414	668
BeyondTrust Software, Inc. (3)	Application software	First Lien	9/25/2019	LIBOR+7% (1% floor)	8.33%	15,330	15,231	15,329
BJ's Wholesale Club, Inc. (3)	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	4.99%	4,988	4,993	4,793
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.49%	11,154	11,041	11,293
DFT Intermediate LLC (3)	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	6.74%	10,723	10,474	10,652
Digital River, Inc.	Internet software & services	First Lien	2/12/2021	LIBOR+6.5% (1% floor)	7.82%	4,524	4,541	4,546
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.13%	9,339	9,372	8,744
DTZ U.S. Borrower, LLC (3)	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	4.57%	6,964	6,998	6,990
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	9.05%	10,600	10,602	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.75% (0.75% floor)	9.99%	18,374	18,182	18,557
Everi Payments Inc.(3)	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.74%	4,988	4,964	5,039
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.08%	4,610	4,578	4,610
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	7.83%	5,836	5,818	5,766
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,884	8,875
		First Lien B	10/1/2018	LIBOR+7.75% (1.25% floor)	9.09%	8,875	8,828	8,871
Total InMotion Entertainment Group, LLC						17,750	17,712	17,746
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	8.33%	2,040	2,040	2,039
		927 shares Common Stock					1,391	809
						2,040	3,431	2,848
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	8.83%	18,276	18,257	18,275
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	6.74%	9,969	9,481	3,786
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.24%	4,330	4,281	4,330
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	5.49%	5,959	5,925	5,982
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	6.33%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	6.43%	1,094	1,094	1,094
		21.876 Class A Common Units					—	321
Total New IPT, Inc.						2,888	2,888	3,209

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.34%	$6,118	$6,066	$5,950
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	8.83%	10,896	10,900	10,833
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.23%	4,623	4,605	4,623
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	6.99%	2,457	2,412	2,440
Scientific Games International, Inc. (3)	Casinos & gaming	First Lien	8/14/2024	LIBOR+3.25% (1% floor)	4.58%	6,632	6,598	6,651
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.24%	8,594	8,566	8,487
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	8.99%	5,127	5,127	5,153
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	6.08%	3,582	3,565	3,607
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+7% (1% floor)	8.24%	12,998	12,862	12,998
Vubiquity, Inc.	Application software	First Lien	8/12/2021	LIBOR+5.5% (1% floor)	6.83%	2,653	2,636	2,633
						$245,063	$251,648	$235,526

 ___________________
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
(5) This investment is on cash non-accrual status as of September 30, 2017. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us were $100.8 million and $101.0 million as of December 31, 2017 and September 30, 2017, respectively. We earned cash interest of $1.8 million and $0.2 million on our investments in these notes for the three months ended December 31, 2017 and December 31, 2016, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us were $27.5 million and $27.6 million as of December 31, 2017 and September 30, 2017, respectively. We earned PIK interest of $1.0 million on our investments in these notes for the three months ended December 31, 2017. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and we earned interest income of $2.9 million on our investments in these notes for the three months ended December 31, 2016. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $4.9 million, respectively, as of December 31, 2017, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. We did not earn any dividend income for the three months ended December 31, 2017 and earned dividend income of $0.7 million for the three months ended December 31, 2016, with respect to our investment in LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and December 31, 2016:

	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost December 31, 2017: $255,973; cost September 30, 2017: $251,648)	$239,601	$235,526
Receivables from secured financing arrangements at fair value (cost December 31, 2017: $9,787; cost September 30, 2017: $9,783)	8,334	8,305
Cash and cash equivalents	28,386	24,389
Restricted cash	4,100	5,097
Other assets	4,117	3,485
Total assets	$284,538	$276,802

Senior credit facilities payable	$105,053	$113,053
Debt securities payable at fair value (proceeds December 31, 2017: $146,572; proceeds September 30, 2017: $147,052)	146,572	147,052
Other liabilities	27,407	10,383
Total liabilities	279,032	270,488
Members' equity	5,506	6,314
Total liabilities and members' equity	$284,538	$276,802

	Three months ended December 31, 2017	Three months ended December 31, 2016
Selected Statements of Operations Information:
Interest income	$4,728	$6,759
Other income	—	308
Total investment income	4,728	7,067
Interest expense	5,145	6,014
Other expenses	161	408
Total expenses (1)	5,306	6,422
Net unrealized depreciation	(226)	(22,473)
Net realized gain (loss)	(4)	22,708
Net income (loss)	$(808)	$880
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.

SLF JV I has elected to fair value the debt securities issued to us and Kemper under ASC Topic 825, Financial Instruments, or ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the three months ended December 31, 2017 and December 31, 2016, we did not sell any senior secured debt investments to SLF JV I.
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

Comparison of three months ended December 31, 2017 and December 31, 2016
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the for the three months ended December 31, 2017 and December 31, 2016 was $33.9 million and $51.8 million, respectively. For the three months ended December 31, 2017, this amount primarily consisted of $31.8 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $1.0 million of fee income and $1.0 million of dividend income. For the three months ended December 31, 2016, this amount primarily consisted of $46.7 million of interest income from portfolio investments (which included $2.8 million of PIK interest), $3.6 million of fee income and $1.5 million of dividend income.
The decrease of $17.9 million in our total investment income for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was due primarily to a $14.9 million decrease in interest income, which was attributable to a decrease in the size of our investment portfolio, a $2.5 million decrease in fee income, which was attributable to a higher number of advisory and structuring fees earned during the three months ended December 31, 2016, and a $0.4 million decrease in dividend income, which was attributable to lower dividend income earned on our investments in SLF JV I in the current quarter.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended December 31, 2017 and December 31, 2016 were $20.6 million and $28.5 million, respectively. Net expenses decreased for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, by $7.9 million, or 27.8%, due primarily to a $3.0 million decrease in base management fees, which was attributable to a reduction in the size of our portfolio and a reduction in the base management fee rate under the New Investment Advisory Agreement, a $3.3 million decrease in Part I incentive fees, which was attributable to lower pre-incentive fee net investment income in the current quarter and a $3.6 million decrease in interest expense attributable to lower levels of outstanding debt in the current quarter, partially offset by a $1.8 million increase in professional fees.
Net Investment Income
As a result of the $17.9 million decrease in total investment income and the $7.9 million decrease in net expenses, net investment income for the three months ended December 31, 2017 decreased by $10.0 million, or 42.8%, compared to the three months ended December 31, 2016.
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
Realized losses on investments and secured borrowings decreased from $23.1 million for the three months ended December 31, 2016 to $0.3 million for the three months ended December 31, 2017. For the three months ended December 31, 2016, realized losses were driven primarily by the restructuring our investment in SLF JV I and the disposition of our investment in First Star Aviation, LLC.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding investment realization events for the three months ended December 31, 2017 and December 31, 2016.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized depreciation on investments and secured borrowings decreased from $74.4 million for the three months ended December 31, 2016 to $43.5 million for the three months ended December 31, 2017. Net unrealized depreciation for the three months ended December 31, 2017 was primarily the result of significant write-downs on our investment portfolio, including $39.9 million of aggregate write-downs on three investments. Net unrealized depreciation for the three months ended December 31, 2016 was primarily the result of significant write-downs on our investment portfolio, including $82.9 million of aggregate write-downs on four investments, partially offset by net reclassifications to realized losses (resulting in unrealized appreciation).

See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three months ended December 31, 2017 and December 31, 2016.

Financial Condition, Liquidity and Capital Resources
We have a number of alternatives available to fund our investment portfolio and our operations, including raising equity, increasing or refinancing debt and funding from operational cash flow. Additionally, to generate liquidity we may reduce investment size by syndicating a portion of any given transaction. We intend to continue to generate cash primarily from cash flows from operations, including interest earned and future borrowings. We may also from time to time issue securities in public or private offerings, which offerings will depend on future market conditions, funding needs and other factors. We intend to fund our future distribution obligations through operating cash flow or with funds obtained through future equity and debt offerings or credit facilities, as we deem appropriate.
In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding).
Although we may fund the growth of our investment portfolio through equity offerings, our plans to do so may not be successful. In this regard, because our common stock has at times traded at a price below our then-current net asset value per share (which has primarily been the case for several years) and we are limited in our ability to sell our common stock at a price below net asset value per share, we are currently limited in our ability to raise equity capital absent stockholder approval to issue shares of our common stock at prices below the then-current net asset value per share.
For the three months ended December 31, 2017, we experienced a net decrease in cash and cash equivalents of $7.6 million. During that period, we received $67.2 million of net cash from operating activities, primarily from $286.0 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $13.3 million of net investment income, partially offset by funding $200.2 million of investments and net revolvers. During the same period, net cash used by financing activities was $74.8 million, primarily consisting of $51.0 million of net repayments under our credit facilities, $17.3 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $0.3 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
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
As of December 31, 2017, we had $45.8 million in cash and cash equivalents (including $0.3 million of restricted cash), portfolio investments (at fair value) of $1.4 billion, $9.1 million of interest, dividends and fees receivable, $24.6 million of net payables from unsettled transactions, $205.0 million of borrowings outstanding under our credit facilities, $406.5 million of unsecured notes payable (net of unamortized financing costs), $11.6 million of secured borrowings (at fair value) and unfunded commitments of $98.7 million.
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

Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has declared, including shares issued under our DRIP, on our common stock since October 1, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125	17.3 million	58,456	0.3 million
 ______________

(1)	Shares were purchased on the open market and distributed.
On November 28, 2016, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the three months ended December 31, 2016, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the common stock repurchase program. This authorization has been fully utilized.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
SBIC Subsidiaries
As of December 31, 2017 and September 30, 2017, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, and Fifth Street Mezzanine Partners V, L.P., or FSMP V, had no U.S. Small Business Administration, or SBA, -guaranteed debentures outstanding, and we had commenced actions to surrender the license for FSMP IV and FSMP V to the SBA. During the year ended September 30, 2017, FSMP IV and FSMP V repaid all SBA-guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender its licenses. Following surrender of the SBIC licenses of FSMP IV and FSMP V to the SBA, we intend to redeploy the cash previously held at these subsidiaries.
For the three months ended December 31, 2016, we recorded aggregate interest expense of $2.2 million related to the SBA-guaranteed debentures of both small business investment company subsidiaries.
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility, or the ING facility, pursuant to a Senior Secured Revolving Credit Agreement, or the ING Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. As of December 31, 2017, the ING facility permits up to $600 million of borrowings and includes an “accordion” feature that permits us, under certain circumstances, to increase the size of the facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at our election, either (a) LIBOR (1-, 2-, 3- or 6-month, at our option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which we may make drawings under the ING facility expires on November 29, 2020, or the Revolving Termination Date, and the final maturity date of the facility will be one year following the Revolving Termination Date.
Each loan or letter of credit originated under the ING facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING facility at any particular time or at all.

The following table describes significant financial covenants, as of December 31, 2017, with which we must comply under the ING facility on a quarterly basis:

Financial Covenant	Description (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017
Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1
Minimum net worth	Net worth shall not be less than $650 million
 ___________
(1) We were in compliance with all financial covenants under the ING facility based on the financial information contained in this Quarterly Report Form 10-Q for the three months ended December 31, 2017.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or, as amended, the Prior ING Facility. In connection with the entry into the ING Credit Agreement, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. As of December 31, 2017, we had $205.0 million of borrowings outstanding under the ING facility, which had a fair value of $205.0 million. Our borrowings under the ING facility bore interest at a weighted average interest rate of 3.961% for the period from November 30, 2017 to December 31, 2017. As of December 31, 2016, we had $402.5 million of borrowings outstanding under the Prior ING Facility. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 2.945% for the period from October 1, 2017 to November 30, 2017 and the three months ended December 31, 2016, respectively.
For the three months ended December 31, 2017, we recorded interest expense of $2.7 million, in the aggregate, related to the Prior ING Facility and the ING facility. For the three months ended December 31, 2016, we recorded interest expense of $4.2 million related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, our consolidated wholly-owned bankruptcy remote, special purpose subsidiary, or Funding II, entered into a credit facility, or the Sumitomo facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto. Prior to November 24, 2017, the Sumitomo facility permitted up to $125 million of borrowings (subject to collateral requirements). Borrowings under the Sumitomo facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo facility were greater than 35% of the aggregate available borrowings under the Sumitomo facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo facility. On November 24, 2017, Funding II, as the borrower under the Sumitomo facility, repaid all outstanding borrowings thereunder, following which the Sumitomo facility was terminated. Obligations under the Sumitomo facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated. As of December 31, 2017, the Company had no borrowings outstanding under the Sumitomo facility.
Our borrowings under the Sumitomo facility bore interest at a weighted average interest rate of 3.501% and 2.784% for the period from October 1, 2017 through termination on November 24, 2017 and the three months ended December 31, 2016, respectively. For the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $0.7 million and $0.6 million, respectively, related to the Sumitomo facility.

2019 Notes
For each of the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $3.3 million related to our 4.875% unsecured notes due 2019, or the 2019 Notes. During the three months ended December 31, 2017 and December 31, 2016, we did not repurchase any of the 2019 Notes in the open market.
As of December 31, 2017, there were $250.0 million of 2019 Notes outstanding, which had a carrying value and fair value of $248.6 million and $250.7 million, respectively.
2024 Notes
For each of the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $1.2 million related to our 5.875% unsecured notes due 2024, or the 2024 Notes. During the three months ended December 31, 2017 and December 31, 2016, we did not repurchase any of the 2024 Notes in the open market.

As of December 31, 2017, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.6 million and $75.6 million, respectively. As of December 31, 2017, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $1.4 million related to our 6.125% unsecured notes due 2028, or the 2028 Notes. During the three months ended December 31, 2017 and December 31, 2016, we did not repurchase any of the 2028 Notes in the open market.
As of December 31, 2017, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.3 million and $86.9 million, respectively. As of December 31, 2017, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of December 31, 2017, there were $13.5 million of secured borrowings outstanding. As of December 31, 2017, secured borrowings at fair value totaled $11.6 million and the fair value of the loan that is associated with these secured borrowings was $40.6 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2017, there were no net repayments on secured borrowings. During the three months ended December 31, 2016, there were $4.5 million of net repayments on secured borrowings.
For the three months ended December 31, 2017 and December 31, 2016, the secured borrowings bore interest at a weighted average interest rate of 7.91% and 8.94%, respectively. For the three months ended December 31, 2017 and December 31, 2016, we recorded interest expense of $0.3 million and $0.4 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017, our only off-balance sheet arrangements consisted of $98.7 million of unfunded commitments, which was comprised of $88.0 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.4 million related to unfunded limited partnership interests. As of September 30, 2017, our only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of December 31, 2017 and September 30, 2017 is shown in the table below:

	December 31, 2017	September 30, 2017
Lift Brands Holdings, Inc.	$15,000	$15,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	9,326	9,326
Edge Fitness, LLC	6,215	8,353
InMotion Entertainment Group, LLC	5,545	7,544
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC (1)	4,180	4,180
Impact Sales, LLC	3,236	3,234
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	3,095	2,760
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
OmniSYS Acquisition Corporation	2,500	2,500
Ping Identity Corporation	2,500	2,500
Datto Inc.	2,356	—
Traffic Solutions Holdings, Inc.	2,248	2,998
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Refac Optical Group	2,080	2,080
SPC Partners VI, L.P. (limited partnership interest)	1,862	2,000
Metamorph US 3, LLC (1)	1,470	1,470
TransTrade Operators, Inc. (1)(2)	1,393	1,052
Senior Loan Fund JV 1, LLC	1,328	1,328
Edmentum, Inc. (1)	932	2,664
Riverside Fund V, LP (limited partnership interest)	539	539
Webster Capital III, L.P. (limited partnership interest)	482	736
Sterling Capital Partners IV, L.P. (limited partnership interest)	474	490
Tailwind Capital Partners II, L.P. (limited partnership interest)	469	391
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	468	472
Ministry Brands, LLC	375	1,708
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	365
RCP Direct II, LP (limited partnership interest)	364	364
Cenegenics, LLC (1)	297	297
Riverside Fund IV, LP (limited partnership interest)	254	254
ACON Equity Partners III, LP (limited partnership interest)	231	239
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	183
RCP Direct, LP (limited partnership interest)	178	184
SPC Partners V, L.P. (limited partnership interest)	148	159
Riverlake Equity Partners II, LP (limited partnership interest)	129	129
Milestone Partners IV, LP (limited partnership interest)	84	180
Baird Capital Partners V, LP (limited partnership interest)	54	—
BeyondTrust Software, Inc.	—	5,995
Thing5, LLC	—	3,000
Garretson Firm Resolution Group, Inc.	—	508
Sailpoint Technologies, Inc.	—	1,500
Systems, Inc.	—	3,030
Total	$98,721	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of December 31, 2017 and September 30, 2017.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of December 31, 2017.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING facility, the Sumitomo facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of December 31, 2017	Weighted average debt outstanding for the three months ended December 31, 2017	Maximum debt outstanding for the three months ended December 31, 2017
ING facility (1)	$226,495	$205,000	$209,449	$226,495
Sumitomo facility	29,500	—	17,636	29,500
2019 Notes	250,000	250,000	250,000	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	13,489	13,489	13,489	13,489
Total debt	$680,734	$629,739	$651,824
 ___________
(1) Includes the Prior ING facility for periods prior to November 30, 2017.

The following table reflects our contractual obligations arising from the ING facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of December 31, 2017
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING facility	$205,000	$—	$—	$205,000	$—
Interest due on ING facility	30,048	7,675	15,350	7,023	—
Secured borrowings	13,489	—	13,489	—	—
Interest due on secured borrowings	1,688	607	1,081	—	—
2019 Notes	250,000	—	250,000	—	—
Interest due on 2019 Notes	14,191	12,188	2,003	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	30,119	4,406	8,813	8,813	8,087
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	54,608	5,283	10,566	10,566	28,193
Total	$760,393	$30,159	$301,302	$231,402	$197,530

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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains as of September 30, 2017, the Company's last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2017	85.8%	—
Related Party Transactions
We have entered into the New Investment Advisory Agreement with our Investment Adviser and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of the Investment Adviser. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in our Investment Adviser. The Investment Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Prior to October 17, 2017, we were externally managed and advised by our Former Adviser, and our administrator was our Former Administrator, a wholly-owned subsidiary of our Former Adviser. Messrs. Bernard D. Berman, Patrick J. Dalton, Ivelin M. Dimitrov, Alexander C. Frank, Todd G. Owens and Sandeep K. Khorana, each an interested member of our Board of Directors for all or a portion of our fiscal year ended September 30, 2017 and prior to October 17, 2017, had a direct or indirect pecuniary interest in our Former Adviser. See “Note 11. Related Party Transactions-Former Investment Advisory Agreements” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
Recent Developments
On February 5, 2018, our Board of Directors declared a quarterly dividend of $0.085 per share, payable on March 30, 2018 to stockholders of record on March 15, 2018.

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
As of December 31, 2017, 82.4% of our debt investment portfolio (at fair value) and 80.5% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of December 31, 2017 and September 30, 2017 was as follows:

	December 31, 2017		September 30, 2017
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$189,683	17.71%	$201,365	16.91%
1% to under 2%	881,158	82.29	989,575	83.09
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,070,841	100.00%	$1,190,940	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
300	31,300	(6,100)	25,200
200	20,800	(3,900)	16,900
100	10,200	(1,800)	8,400

Basis point decrease (1)	Interest Income	Interest Expense	Net increase (decrease)
100	(7,800)	2,200	(5,600)

(1)	A decline in interest rates of 200 basis points or greater would not have a material incremental impact on our Consolidated Financial Statements as compared to a 100 basis point decrease.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$45,754	$—	$59,913	$—
Prime rate	2,756	—	1,061	—
LIBOR
30 day	41,802	205,000	42,165	255,993
90 day	1,168,248	13,489	1,254,246	13,491
Fixed rate	298,287	411,250	290,427	411,250
Total	$1,556,847	$629,739	$1,647,812	$680,734

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

Effective October 17, 2017, Oaktree became our investment adviser. During the three months ended December 31, 2017 in connection with Oaktree assuming its role as our investment adviser, we adopted new controls and procedures, including formalized policies and procedures and controls over the validation of portfolio company data. As a result of the adoption of such controls and procedures and the changes to our internal controls and procedures that resulted during the three months ended December 31, 2017, management has determined that, as of December 31, 2017, the previously disclosed material weakness in our internal control over financial reporting had been remediated.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

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

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, dated as of October 17, 2017 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

3.7	Third Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 filed with Registrant’s Form 8-K (File No. 001-33901) filed on September 2, 2016).

3.8
Fourth Amended and Restated Bylaws of Oaktree Specialty Lending Corporation, effective as of January 29, 2018 (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on January 29, 2018)

4.1
Fourth Supplemental Indenture, dated as of October 17, 2017, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.2
Form of Note relating to the 4.875% Notes due 2019, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.3
Form of Note relating to the 5.875% Notes due 2024, between Registrant and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

4.4
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

10.2
Administration Agreement, dated as of October 17, 2017, between the Registrant and Oaktree Fund Administration, LLC (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.3
Pledge Agreement, dated as of October 17, 2017, between the Registrant and Fifth Street Holdings L.P. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K (File No. 814-00755) filed on October 17, 2017).

10.4
Amendment No. 9 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 17, 2017, among the Registrant, FSFC Holdings, Inc., Fifth Street Fund of Funds LLC, the lenders party thereto and ING Capital LLC as administrative agent for the lenders party thereto (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on November 22, 2017).

10.5
Senior Secured Revolving Credit Agreement, dated as of November 30, 2017, among the Registrant, as Borrower, the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00755) filed on December 1, 2017).

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
Date: February 7, 2018