Form 10-Q
period 2018-03-31
Oaktree Specialty Lending Corp
filed 2018-05-08
CIK 1414932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☑
The registrant had 140,960,651 shares of common stock outstanding as of May 7, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Specialty Lending Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	March 31, 2018 (unaudited)	September 30, 2017
ASSETS
Investments at fair value:
Control investments (cost March 31, 2018: $431,809; cost September 30, 2017: $444,826)	$285,079	$305,271
Affiliate investments (cost March 31, 2018: $10,881; cost September 30, 2017: $33,743)	11,890	36,983
Non-control/Non-affiliate investments (cost March 31, 2018: $1,219,816; cost September 30, 2017: $1,279,096)	1,103,715	1,199,501
Total investments at fair value (cost March 31, 2018: $1,662,506; cost September 30, 2017: $1,757,665)	1,400,684	1,541,755
Cash and cash equivalents	7,951	53,018
Restricted cash	204	6,895
Interest, dividends and fees receivable	7,771	6,892
Due from portfolio companies	5,676	5,670
Receivables from unsettled transactions	12,852	—
Deferred financing costs	6,031	1,304
Other assets	3,346	514
Total assets	$1,444,515	$1,616,048
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,986	$2,417
Base management fee and Part I incentive fee payable	8,594	6,750
Due to affiliate	1,709	1,815
Interest payable	3,278	3,167
Amounts payable to syndication partners	1	1
Director fees payable	176	184
Payables from unsettled transactions	21,107	58,691
Credit facilities payable	183,000	255,995
Unsecured notes payable (net of $4,058 and $4,737 of unamortized financing costs as of March 31, 2018 and September 30, 2017, respectively)	385,778	406,115
Secured borrowings at fair value (proceeds March 31, 2018: $12,948; proceeds September 30, 2017: $13,489)	10,652	13,256
Total liabilities	617,281	748,391
Commitments and contingencies (Note 15)
Net assets:
Common stock, $0.01 par value, 250,000 shares authorized; 140,961 shares issued and outstanding as of March 31, 2018 and September 30, 2017	1,409	1,409
Additional paid-in-capital	1,579,278	1,579,278
Net unrealized depreciation on investments and secured borrowings	(259,526)	(215,677)
Net realized loss on investments, secured borrowings and unsecured notes payable	(473,567)	(478,010)
Accumulated overdistributed net investment income	(20,360)	(19,343)
Total net assets (equivalent to $5.87 and $6.16 per common share as of March 31, 2018 and September 30, 2017, respectively) (Note 12)	827,234	867,657
Total liabilities and net assets	$1,444,515	$1,616,048
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Interest income:
Control investments	$3,071	$2,949	$6,274	$7,394
Affiliate investments	917	976	1,866	1,984
Non-control/Non-affiliate investments	22,533	34,216	48,098	72,517
Interest on cash and cash equivalents	112	164	333	283
Total interest income	26,633	38,305	56,571	82,178
PIK interest income:
Control investments	1,210	2,362	2,401	3,922
Affiliate investments	188	196	364	397
Non-control/Non-affiliate investments	548	997	1,048	2,073
Total PIK interest income	1,946	3,555	3,813	6,392
Fee income:
Control investments	128	313	248	622
Affiliate investments	44	247	48	729
Non-control/Non-affiliate investments	3,770	2,293	4,677	5,070
Total fee income	3,942	2,853	4,973	6,421
Dividend and other income:
Control investments	2,258	842	3,298	2,304
Non-control/Non-affiliate investments	—	—	—	20
Total dividend and other income	2,258	842	3,298	2,324
Total investment income	34,779	45,555	68,655	97,315
Expenses:
Base management fee	5,386	8,035	10,976	16,649
Part I incentive fee	3,247	3,168	4,077	7,231
Professional fees	1,015	1,723	3,913	2,787
Board of Directors fees	177	193	353	390
Interest expense	8,530	12,712	18,114	25,901
Administrator expense	391	619	885	1,150
General and administrative expenses	722	1,319	1,838	2,787
Loss on legal settlements	—	—	—	3
Total expenses	19,468	27,769	40,156	56,898
Fees waived	48	(61)	(86)	(122)
Insurance recoveries	—	(657)	—	(1,259)
Net expenses	19,516	27,051	40,070	55,517
Net investment income	15,263	18,504	28,585	41,798
Unrealized appreciation (depreciation) on investments:
Control investments	(5,849)	13,172	(7,175)	14,509
Affiliate investments	(2,063)	(687)	(2,231)	(662)
Non-control/Non-affiliate investments	7,127	94,039	(36,506)	18,321
Net unrealized appreciation (depreciation) on investments	(785)	106,524	(45,912)	32,168
Net unrealized (appreciation) depreciation on secured borrowings	408	(334)	2,063	(418)
Realized gain (loss) on investments and secured borrowings:
Control investments	—	(22,312)	—	(45,936)
Affiliate investments	2,048	—	2,048	—
Non-control/Non-affiliate investments	2,806	(93,581)	2,515	(93,053)
Net realized gain (loss) on investments and secured borrowings	4,854	(115,893)	4,563	(138,989)
Redemption premium on unsecured notes payable	(120)	—	(120)	—
Net increase (decrease) in net assets resulting from operations	$19,620	$8,801	$(10,821)	$(65,441)
Net investment income per common share — basic	$0.11	$0.13	$0.20	$0.29
Earnings (loss) per common share — basic	$0.14	$0.06	$(0.08)	$(0.46)
Weighted average common shares outstanding — basic	140,961	140,961	140,961	141,917
Net investment income per common share — diluted	$0.11	$0.13	$0.20	$0.29
Earnings (loss) per common share — diluted (Note 5)	$0.14	$0.06	$(0.08)	$(0.46)
Weighted average common shares outstanding — diluted	140,961	140,961	140,961	141,917
Distributions per common share	$0.085	$0.14	$0.21	$0.32
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31, 2018	Six months ended March 31, 2017
Operations:
Net investment income	$28,585	$41,798
Net unrealized appreciation (depreciation) on investments	(45,912)	32,168
Net unrealized (appreciation) depreciation on secured borrowings	2,063	(418)
Net realized gain (loss) on investments and secured borrowings	4,563	(138,989)
Redemption premium on unsecured notes payable	(120)	—
Net decrease in net assets resulting from operations	(10,821)	(65,441)
Stockholder transactions:
Contributions from stockholders	—	287
Distributions to stockholders	(29,602)	(45,008)
Net decrease in net assets from stockholder transactions	(29,602)	(44,721)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	827	2,166
Repurchases of common stock under dividend reinvestment program	(827)	(2,166)
Repurchases of common stock under stock repurchase program	—	(12,500)
Net decrease in net assets from capital share transactions	—	(12,500)
Total decrease in net assets	(40,423)	(122,662)
Net assets at beginning of period	867,657	1,142,288
Net assets at end of period	$827,234	$1,019,626
Net asset value per common share	$5.87	$7.23
Common shares outstanding at end of period	140,961	140,961

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2018	Six months ended March 31, 2017
Operating activities:
Net decrease in net assets resulting from operations	$(10,821)	$(65,441)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments	45,912	(32,168)
Net unrealized appreciation (depreciation) on secured borrowings	(2,063)	418
Net realized (gain) loss on investments and secured borrowings	(4,563)	138,989
Redemption premium on unsecured notes payable	120	—
PIK interest income, net of PIK interest income collected	(2,614)	(2,677)
Non-cash fee income	—	(135)
Accretion of original issue discount on investments	(4,033)	(5,270)
Accretion of original issue discount on unsecured notes payable	132	132
Amortization of deferred financing costs	2,046	2,483
Purchases of investments and net revolver activity	(427,931)	(208,020)
Principal payments received on investments (scheduled payments)	19,965	11,093
Principal payments received on investments (payoffs)	374,178	416,912
Proceeds from the sale of investments	140,158	58,081
Changes in operating assets and liabilities:
Decrease in restricted cash	6,691	4,189
(Increase) decrease in interest, dividends and fees receivable	(879)	3,275
Increase in due from portfolio companies	(6)	(2,804)
Increase in receivables from unsettled transactions	(12,852)	(20,213)
Decrease in insurance recoveries receivable	—	19,729
Increase in other assets	(2,832)	(1,229)
Increase in accounts payable, accrued expenses and other liabilities	569	345
Increase (decrease) in base management fee and Part I incentive fee payable	1,844	(5,058)
Decrease in due to affiliate	(106)	(801)
Increase (decrease) in interest payable	111	(152)
Decrease in payables from unsettled transactions	(37,584)	(4,830)
Decrease in director fees payable	(8)	(248)
Decrease in legal settlements payable	—	(19,500)
Increase in amounts payable to syndication partners	—	762
Net cash provided by operating activities	85,434	287,862
Financing activities:
Contributions received in cash	—	287
Distributions paid in cash	(28,775)	(42,842)
Repayments of borrowings under SBA debentures payable	—	(65,300)
Borrowings under credit facilities	183,000	148,000
Repayments of borrowings under credit facilities	(255,995)	(341,882)
Repurchase of unsecured notes	(21,188)	—
Repayments of secured borrowings	(541)	(4,810)
Repurchases of common stock under stock repurchase program	—	(12,500)
Repurchases of common stock under dividend reinvestment plan	(827)	(2,166)
Deferred financing costs paid	(6,175)	—
Net cash used by financing activities	(130,501)	(321,213)
Net decrease in cash and cash equivalents	(45,067)	(33,351)
Cash and cash equivalents, beginning of period	53,018	117,923
Cash and cash equivalents, end of period	$7,951	$84,572
Supplemental information:
Cash paid for interest	$15,825	$23,438
Non-cash operating activities:
Purchases of investments from restructurings	$—	$(157,903)
Proceeds from investment restructurings	$—	$157,903
Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$827	$2,166
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
AdVenture Interactive, Corp. (26)		Advertising
9,073 shares of common stock				$13,611	$6,557
				13,611	6,557
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)(22)	6.88%		$34,921	32,089	—
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	—
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	—
				76,830	—
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out (19)				7,851	4,932
				7,851	4,932
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,868
100% equity interest (6)				5,192	5,096
				17,060	16,964
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	24,685	32,511
100% equity interest (6)				8,500	3,849
				33,185	36,360
Keypath Education, Inc. (26)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.30%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	9.30%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,984
				30,608	27,944
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.31%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	7.41%		2,003	2,003	2,003
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	7.31%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	2,158
				7,119	9,277
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	6.81%		100,804	100,804	100,804
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,691	27,691	27,691
87.5% LLC equity interest (6)(25)				16,172	4,244
				144,667	132,739
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	9.32%		36,759	36,757	36,759
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	8.32%		1,500	1,497	1,500
LC Facility, 6% cash due 4/1/2021			4,752	4,748	4,752
746,114 Series A Preferred Units, 10%				20,029	8,035
746,114 Shares of Common Stock				5,316	—
				68,347	51,046
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017 (22)(24)			15,973	15,574	—
First Lien Revolver, 8% cash due 12/31/2017 (10)(22)(24)			7,757	7,757	(740)
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	(740)
Total Control Investments (34.5% of net assets)				$431,809	$285,079
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			$9,800	$9,801	$9,729
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,161
				10,881	11,890
Total Affiliate Investments (1.4% of net assets)				$10,881	$11,890

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.89%		5,984	$5,926	$5,983
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.89%			(17)	—
				5,909	5,983
99 Cents Only Stores LLC		General merchandise stores
First Lien Term Loan LIBOR+5% 1.50% PIK due 1/13/2022 (13)(21)	7.16%		4,611	4,236	4,467
				4,236	4,467
Access CIG LLC		Diversified support services
Second Lien Term Loan, LIBOR+7.75% cash due 2/14/2026 (13)(21)	9.63%		12,647	12,522	12,781
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 2/14/2026 (13)(21)	9.63%			—	25
				12,522	12,806
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				795	868
				795	868
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	—
				5,165	—
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)(22)	10.44%		24,000	22,596	—
				22,596	—
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Algeco Scotsman Global Finance Plc		Constructing & engineering
Fixed Rate Bond 10% cash due 8/15/2023 (11)(21)			10,000	9,411	10,000
Fixed Rate Bond 8% cash due 2/15/2023 (11)(21)			10,000	9,804	10,000
				19,215	20,000
Allen Media LLC		Movies & entertainment
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/22/2025 (13)	11.10%		64,301	62,700	62,694
				62,700	62,694
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(21)	6.05%		11,909	11,979	11,762
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/28/2023 (13)(21)	10.27%		1,149	1,169	1,143
				13,148	12,905

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Altice Finco SA		Integrated telecommunication services
Fixed Rate Bond 8.125% cash due 1/15/2024 (11)(21)			$3,000	$3,058	$3,105
Fixed Rate Bond 7.625% cash due 2/15/2025 (11)(21)			2,000	2,015	1,980
				5,073	5,085
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	9.30%		10,066	9,875	9,977
				9,875	9,977
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	9.05%		5,376	5,296	5,322
				5,296	5,322
Asset International, Inc.		Research & consulting services
Second Lien Term Loan LIBOR+9.25% (1% floor) cash due 6/29/2025 (13)	11.55%		15,000	14,667	14,657
				14,667	14,657
ATS Consolidated Inc.		Data processing & outsourced services
Second Lien Term Loan, LIBOR+7.75% cash due 2/27/2026 (13)(21)	9.40%		8,750	8,694	8,865
				8,694	8,865
Avantor Inc.		Commodity chemicals
Fixed Rate Bond 6% cash due 10/1/2024 (11)(21)			8,000	7,982	7,980
Fixed Rate Bond 9% cash due 10/1/2025 (11)(21)			3,000	2,970	2,946
				10,952	10,926
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				994	650
				994	650
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)(25)				1,307	1,766
				1,307	1,766
BeyondTrust Software, Inc.		Application software
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,811
				4,500	5,811
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 9/10/2022 (13)(21)	5.13%		16,792	16,897	16,896
				16,897	16,896
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)(25)				638	828
				638	828
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (11)(21)			5,897	7,015	6,944
				7,015	6,944
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)(21)	7.88%		4,925	4,885	4,836
				4,885	4,836
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (22)			$28,746	$27,738	$15,813
First Lien Revolver, 15% cash due 9/30/2019 (22)			2,203	2,203	1,085
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,839	16,898
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				2,000	2,848
				2,000	2,848
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	452
				105	452
Datto Inc.		Technology distributors
First Lien Term Loan LIBOR+8% (1% floor) cash due 12/7/2022 (13)	9.72%		35,000	34,344	34,335
First Lien Revolver LIBOR+8% (1% floor) cash due 12/7/2022 (10)(13)	9.72%		—	(44)	(45)
				34,300	34,290
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	7.81%		3,300	3,224	3,300
				3,224	3,300
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	10.50%		7,128	7,128	7,092
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	240
				7,628	7,332
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019 (22)			19,950	16,513	1,037
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.72%		47,925	36,085	36,313
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (10)(13)	6.72%		—	—	(1,013)
				52,598	36,337
Edge Fitness, LLC		Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 6/30/2020 (13)	10.07%		5,535	5,535	5,535
				5,535	5,535
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020 (23)			2,487	2,434	—
Unsecured Junior PIK Note, 10% PIK due 6/9/2020 (23)			11,593	10,227	—
Unsecured Revolver, 5% cash due 6/9/2020 (22)			2,664	2,631	533
126,127.80 Class A Common Units				126	—
				15,418	533
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	9.92%		3,601	3,601	3,637
First Lien Revolver, LIBOR+8.25% (0.75% floor) cash due 12/30/2019 (13)	9.92%			—	—
487.5 Class A Preferred Units, 12%				488	716
12,500 Class B Common Units				13	655
				4,102	5,008
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Eton
Second Lien Term Loan, LIBOR+7.5% cash due 3/16/2026 (13)(21)	9.51%	Research & consulting services	$20,000	$19,900	$20,100
				19,900	20,100
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	128
				181	128
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)	10.00%		711	711	655
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	153
50,000 Common Units in GRG Holdings, LP				5	—
				1,211	808
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)(21)	10.55%		4,214	4,180	4,256
				4,180	4,256
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	14,932
				15,001	14,932
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(21)			10,500	10,612	10,888
				10,612	10,888
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	772
				213	772
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
IBG Borrower LLC		Apparel, accessories & luxury goods
Second Lien Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 8/2/2022 (13)	9.31%		14,959	13,057	13,052
				13,057	13,052
Impact Sales, LLC		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.69%		11,109	10,926	11,076
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.69%		510	439	499
				11,365	11,575
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.57%		11,914	11,871	11,914
First Lien Term Loan B, LIBOR+7.25% (1.25% floor) cash due 10/1/2021 (13)	9.57%		5,193	5,099	5,193
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 10/1/2018 (13)	9.07%		4,904	4,897	4,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	10.07%		776	768	776
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,892
				23,635	24,679

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	11.20%		$10,000	$9,975	$9,494
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				10,088	9,494
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	8.06%		5,537	5,476	5,593
				5,476	5,593
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,059	6,059	5,903
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	588
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,613	6,491
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	10.27%		6,105	5,915	6,197
				5,915	6,197
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,654	2,744
				2,654	2,744
Lanai Holdings III, Inc.		Healthcare distributors
First Lien Term Loan B, LIBOR+4.75% (1% floor) cash due 8/29/2022 (13)(21)	6.54%		20,202	19,730	19,647
				19,730	19,647
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	9.81%		21,072	21,063	21,072
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	9.80%		2,200	2,197	2,200
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	3,013
				25,264	26,285
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	13.02%		26,909	26,909	27,178
50 Series A Preferred Shares in Long's Drugs Incorporated				500	633
25 Series B Preferred Shares in Long's Drugs Incorporated				313	567
				27,722	28,378
Lytx, Inc.		Research & consulting services
3,500 Class A Units in Lytx Holdings, LLC				1,704	5,595
3,500 Class B Units in Lytx Holdings, LLC				—	1,321
				1,704	6,916
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (20)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 1/15/2018 (13)(22)	9.25%		$11,608	$9,338	$8,704
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 1/15/2018 (13)(22)	12.88%		47,513	39,110	—
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 1/15/2018 (13)(22)	9.63%		892	702	679
				49,150	9,383
Mayfield Agency Borrower Inc.		Property & casualty insurance
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 2/28/2025 (13)(21)	6.38%		7,500	7,462	7,566
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 3/2/2026 (13)	10.38%		37,500	36,942	37,594
				44,404	45,160
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)(21)	6.38%		7,960	7,887	8,052
Second Lien Term Loan LIBOR+8.5% (1% floor) cash due 9/29/2025 (13)(21)	10.38%		8,000	8,048	8,124
				15,935	16,176
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)(22)	7.38%		10,104	9,163	3,836
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)(22)	8.38%		2,239	2,156	(62)
				11,319	3,774
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (13)	7.30%		2,977	2,950	2,974
				2,950	2,974
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 9/13/2024 (13)(21)	5.53%		5,970	5,943	5,980
				5,943	5,980
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)(25)				1,030	1,759
				1,030	1,759
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.88%		3,871	3,840	3,871
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.88%		2,054	2,036	2,054
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.13%		7,056	6,972	7,110
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	11.13%		1,944	1,921	1,958
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.81%		600	591	600
				15,360	15,593
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)(25)				1,045	1,455
				1,045	1,455
Morphe LLC		Personal products
First Lien Term Loan, LIBOR+6% (1% floor) cash due 2/10/2023 (13)	8.30%		19,834	19,637	19,834
				19,637	19,834
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.89%			(6)	—
				(6)	—
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(21)			$7,000	$7,395	$7,508
				7,395	7,508
Navicure, Inc.		Health care technology
Second Lien Term Loan, LIBOR+7.5% (1% floor) cash due 10/31/2025 (13)	9.38%		14,500	14,362	14,573
				14,362	14,573
Numericable SFR SA		Integrated telecommunication services
Fixed Rate Bond 7.375% cash due 5/1/2026 (11)(21)			5,000	5,122	4,781
				5,122	4,781
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	9.80%		5,164	5,163	5,164
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	9.80%			—	—
100,000 Common Units in OSYS Holdings, LLC				1,000	898
				6,163	6,062
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	12.80%		16,750	16,750	13,467
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	166
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	13,633
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)(21)	5.69%			—	(127)
				—	(127)
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(25)				6,254	5,199
				6,254	5,199
PowerPlan Holdings, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (13)	7.14%		4,963	4,922	4,970
				4,922	4,970
QuorumLabs, Inc.		Internet software & services
2,727,939 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	9.88%		3,134	3,115	3,134
First Lien Term Loan B, LIBOR+9% cash 1.75% PIK due 9/30/2018 (13)	10.88%		34,798	34,727	34,796
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,403
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	9.88%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				46,079	45,250
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Riverlake Equity Partners II, LP		Multi-sector holdings
1.92% limited partnership interest (11)(25)				$894	$626
				894	626
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)(25)				148	351
				148	351
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)(25)				1,628	1,693
				1,628	1,693
Salient CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)(21)	7.63%		$3,284	3,231	3,325
				3,231	3,325
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	4
				367	4
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)(25)				1,911	1,977
				1,911	1,977
SPC Partners VI, L.P.		Multi-sector holdings
0.39% limited partnership interest (11)(25)				178	320
				178	320
Sprint Capital Corp		Wireless telecommunication services
Fixed Rate Bond 6.875% cash due 11/15/2028 (11)(21)			5,000	5,000	4,681
				5,000	4,681
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/12/2024 (13)(21)	5.79%		5,606	5,593	5,564
				5,593	5,564
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)(25)				1,640	1,218
				1,640	1,218
Strategic Materials Holdings Corp.		Environmental & facilities services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 10/31/2025 (13)(21)	9.52%		9,000	8,914	9,064
				8,914	9,064
Swordfish Merger Sub LLC		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 2/2/2026 (21)	8.53%		12,500	12,438	12,727
				12,438	12,727
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)(25)				1,592	1,945
				1,592	1,945
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC		Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)	11.80%		$33,500	$33,500	$34,147
				33,500	34,147
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	11.55%		15,000	14,619	14,812
668,879 Common Units of TerSera Holdings LLC				1,500	2,156
				16,119	16,968
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)	9.81%		47,080	47,080	38,380
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)	9.81%		4,000	4,000	4,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				53,080	42,380
TigerText, Inc.		Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	487
				60	487
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)(21)	9.63%		2,697	2,490	2,703
				2,490	2,703
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	10.47%		21,500	21,191	21,742
				21,191	21,742
UOS, LLC		Trucking
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)(21)	7.38%		6,881	7,031	7,088
				7,031	7,088
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 9/24/2021 (13)	8.14%		50,403	49,836	50,403
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.89%		1,492	1,378	1,492
				51,214	51,895
Veritas US Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(21)	6.80%		34,726	35,120	34,636
				35,120	34,636
Vine Oil & Gas LP		Oil & gas exploration & production
First Lien Term Loan B, LIBOR+6.875% (1% floor) cash due 11/25/2021 (13)(21)	8.75%		23,000	22,906	23,129
				22,906	23,129
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	548
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	548
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)(25)				1,317	1,660
				1,317	1,660
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
WeddingWire, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	10.82%		$25,094	$25,094	$25,219
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	10.82%		—	—	—
483,645 Common Shares of WeddingWire, Inc.				1,200	1,743
				26,294	26,962
xMatters, Inc.		Internet software & services
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	282
				709	282
Yeti Acquisition, LLC		Leisure products
2,000,000 Common Stock Units of Yeti Holdings, Inc.				—	3,940
				—	3,940
Zep Inc.		Housewares & Specialties
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	10.02%		30,000	29,861	29,962
				29,861	29,962
Total Non-Control/Non-Affiliate Investments (133.4% of net assets)				$1,219,816	$1,103,715
Total Portfolio Investments (169.3% of net assets)				$1,662,506	$1,400,684
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$195	$195
Other cash accounts				7,756	7,756
Total Cash and Cash Equivalents (1.0% of net assets)				$7,951	$7,951
Total Portfolio Investments, Cash and Cash Equivalents (170.3% of net assets)				$1,670,457	$1,408,635

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(11)
Investment is not a "qualifying asset" as defined under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2018, qualifying assets represented 78.2% of the Company's total assets and non-qualifying assets represented 21.8% of the Company's total assets.

(12)
The sale of a portion of this loan does not qualify for true sale accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860 - Transfers and Servicing ("ASC 860"), and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $10.7 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

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

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
March 31, 2018
(dollar amounts in thousands)
(unaudited)

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each formerly held a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”), each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(15)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Schedule 12-14 in the accompanying notes to the Consolidated Financial Statements for transactions during the six months ended March 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.

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

(19)
In June 2017, the Company sold all of its investments in Eagle Hospital Physicians, LLC ("Eagle Physicians") in exchange for cash and the right to receive contingent payments in the future based on the performance of Eagle Physicians, which is referred to as an "earn-out" in the consolidated schedule of investments. Prior to the sale of its investments in Eagle Physicians, the Company may have been deemed to control Eagle Physicians within the meaning of the 1940 Act due to the fact that the Company owned greater than 25% of the voting securities in Eagle Physicians. After the sale and as of March 31, 2018, the Company no longer owns any of the voting securities in Eagle Physicians and is not deemed to control Eagle Physicians within the meaning of the 1940 Act.

(20)
Payments on the Company's investment in Maverick Healthcare Group, LLC ("Maverick Healthcare") are currently past due. In May 2017, the Company entered into a forbearance agreement with Maverick Healthcare in which the Company has temporarily agreed not to take action against Maverick Healthcare. The forbearance agreement as amended in April, 2018 currently extends to May 10, 2018.

(21)
As of March 31, 2018, these investments are categorized as Level 2 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). All other investments are categorized as Level 3 as of March 31, 2018 and were valued using significant unobservable inputs.

(22)	This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

(23)	This investment was on PIK non-accrual status as of March 31, 2018. PIK non-accrual status is inclusive of other non-cash income, where applicable.

(24)	As of March 31, 2018, payments on the Company's investment in TransTrade Operators, Inc. were past due.

(25)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(26)
In June 2017, AdVenture Interactive, Corp. completed a reorganization in which it separated its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the parent company to Keypath Education, Inc., which represents the former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. were assigned to Keypath Education, Inc. Subsequent to the reorganization, AdVenture Interactive, Corp. holds preferred units in Keypath Education Holdings, LLC, which conducts the online program management business. The Company is not deemed to control Keypath Education Holdings, LLC under the 1940 Act.

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Control Investments (3)(15)
AdVenture Interactive, Corp.		Advertising
9,073 shares of common stock				$13,611	$13,818
				13,611	13,818
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021 (13)(23)	6.33%		$38,338	37,539	4,445
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC				14,090	—
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC				1,602	—
4,930.03 Class A Units in Ameritox Holdings II, LLC				29,049	—
				82,280	4,445
Eagle Hospital Physicians, LLC		Healthcare services
Earn-out (19)				7,851	4,986
				7,851	4,986
First Star Bermuda Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	11,868	11,868
100% equity interest (6)				2,693	2,323
				14,561	14,191
First Star Speir Aviation Limited (11)(16)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	34,542	41,395
100% equity interest (6)				8,500	3,926
				43,042	45,321
Keypath Education, Inc. (20)		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		19,960	19,960	19,960
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022 (13)	8.33%		—	—	—
9,073 Class A Units in FS AVI Holdco, LLC				10,648	7,918
				30,608	27,878
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		4,107	4,107	4,107
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021 (13)	6.43%		2,504	2,504	2,504
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021 (13)	6.33%		1,009	1,009	1,009
50.087 Class A Common Units in New IPT Holdings, LLC				—	736
				7,620	8,356
Senior Loan Fund JV I, LLC (11)(17)(18)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC (13)	6.88%		101,030	101,030	101,030
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,641	27,641	27,641
87.5% LLC equity interest (6)(25)				16,172	5,525
				144,843	134,196
Traffic Solutions Holdings, Inc.		Construction and engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021 (13)	8.34%		36,567	36,539	36,568
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021 (13)	7.34%		1,250	1,247	1,250
LC Facility, 6% cash due 4/1/2021			4,752	4,748	4,752
746,114 Series A Preferred Units, 10%				20,029	7,700
746,114 Shares of Common Stock				5,316	—
				67,879	50,270
TransTrade Operators, Inc.		Air freight & logistics
First Lien Term Loan, 5% cash due 12/31/2017 (23)			15,973	15,574	1,810
First Lien Revolver, 8% cash due 12/31/2017 (23)			7,757	7,757	—
596.67 Series A Common Units				—	—
4,000 Series A Preferred Units in TransTrade Holdings LLC				4,000	—
5,200,000 Series B Preferred Units in TransTrade Holdings LLC				5,200	—
				32,531	1,810
Total Control Investments (35.2% of net assets)				$444,826	$305,271
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Affiliate Investments (4)
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			$22,955	$22,944	$22,957
4,668,788 Shares of Preferred Stock				—	1,827
				22,944	24,784
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,719	9,719	9,665
1,080,399 Shares of Series A Preferred Stock, 10%				1,080	2,534
				10,799	12,199
Total Affiliate Investments (4.3% of net assets)				$33,743	$36,983

Non-Control/Non-Affiliate Investments (7)
4 Over International, LLC		Commercial printing
First Lien Term Loan, LIBOR+6% (1% floor) cash due 6/7/2022 (13)	7.24%		6,045	6,001	6,045
First Lien Revolver, LIBOR+6% (1% floor) cash due 6/7/2021 (10)(13)	7.24%			(17)	—
				5,984	6,045
Access Medical Acquisition, Inc.		Healthcare services
450,000 Shares of Class A Common Stock in CMG Holding Company, LLC (6)				151	970
				151	970
Accudyne Industries, LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 8/18/2024 (13)(22)	5.01%		19,915	19,977	19,990
				19,977	19,990
ACON Equity Partners III, LP		Multi-sector holdings
0.13% limited partnership interest (11)(25)				785	962
				785	962
Aden & Anais Merger Sub, Inc.		Apparel, accessories & luxury goods
51,645 Common Units in Aden & Anais Holdings, Inc.				5,165	1,241
				5,165	1,241
Advanced Pain Management		Healthcare services
First Lien Term Loan, LIBOR+8.5% (1.25% floor) cash due 2/26/2018 (13)(23)	9.75%		24,000	23,409	1,157
				23,409	1,157
AirStrip Technologies, Inc.		Internet software & services
22,858.71 Series C-1 Preferred Stock Warrants (exercise price $34.99757) expiration date 5/11/2025				90	—
				90	—
Allied Universal Holdco LLC		Security & alarm services
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 7/28/2022 (13)(22)	5.08%		11,970	12,043	11,958
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 7/27/2023 (13)(22)	9.81%		1,149	1,171	1,145
				13,214	13,103
Ancile Solutions, Inc.		Internet software & services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 6/30/2021 (13)	8.33%		10,330	10,104	10,248
				10,104	10,248
Aptean, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 12/20/2023 (13)	10.84%		5,900	5,821	5,952
				5,821	5,952
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Aptos, Inc.		Data processing & outsourced services
First Lien Term Loan B, LIBOR+6.75% (1% floor) cash due 9/1/2022 (13)	8.08%		$5,445	$5,354	$5,391
				5,354	5,391
Argon Medical Devices, Inc.		Healthcare equipment
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 6/23/2022 (13)	10.74%		43,000	43,000	43,002
				43,000	43,002
ASHCO, LLC		Specialty stores
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/15/2023 (13)	6.24%		12,000	11,762	11,335
				11,762	11,335
Baird Capital Partners V, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				994	601
				994	601
Beecken Petty O'Keefe Fund IV, L.P.		Multi-sector holdings
0.5% limited partnership interest (11)(25)				1,014	1,310
				1,014	1,310
BeyondTrust Software, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/25/2019 (13)	8.33%		26,677	26,174	26,676
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/25/2019 (10)(13)	8.33%			(54)	—
4,500,000 Class A membership interests in BeyondTrust Holdings LLC				4,500	5,660
				30,620	32,336
BJ's Wholesale Club, Inc.		Hypermarkets & super centers
First Lien Term Loan, LIBOR+3.75% (1% floor) cash due 1/26/2024 (13)(22)	4.99%		11,970	11,979	11,504
				11,979	11,504
BMC Acquisition, Inc.		Other diversified financial services
500 Series A Preferred Shares				500	763
50,000 Common Shares (6)				1	67
				501	830
BMC Software Finance, Inc.		Internet software & services
First Lien Term Loan, LIBOR+4% (1% floor) cash due 9/10/2022 (13)(22)	5.24%		16,881	16,999	16,993
				16,999	16,993
Bunker Hill Capital II (QP), L.P.		Multi-sector holdings
0.51% limited partnership interest (11)(25)				826	1,056
				826	1,056
Cablevision Systems Corp.		Integrated telecommunication services
Fixed Rate Bond 10.875% cash due 10/15/2025 (22)			5,897	7,077	7,298
				7,077	7,298
California Pizza Kitchen, Inc.		Restaurants
First Lien Term Loan, LIBOR+6% (1% floor) cash due 8/23/2022 (13)	7.24%		4,950	4,910	4,917
				4,910	4,917
CCC Information Services Inc.		Internet software & services
Second Lien Term Loan, LIBOR+6.75% (1% floor) cash due 3/13/2025 (13)	7.99%		2,500	2,559	2,581
				2,559	2,581
Cenegenics, LLC		Healthcare services
First Lien Term Loan, 9.75% cash 2% PIK due 9/30/2019 (23)			28,600	27,737	15,811
First Lien Revolver, 15% cash due 9/30/2019 (23)			2,203	2,203	1,218
452,914.87 Common Units in Cenegenics, LLC				598	—
345,380.141 Preferred Units in Cenegenics, LLC				300	—
				30,838	17,029
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Comprehensive Pharmacy Services LLC		Pharmaceuticals
20,000 Common Shares in MCP CPS Group Holdings, Inc.				$2,000	$2,776
				2,000	2,776
Conviva Inc.		Application software
417,851 Series D Preferred Stock Warrants (exercise price $1.1966) expiration date 2/28/2021				105	169
				105	169
Credit Infonet, Inc.		Data processing & outsourced services
Subordinated Term Loan, 12.25% cash 0.75% PIK due 10/26/2020			$13,940	13,940	13,941
				13,940	13,941
DFT Intermediate LLC		Specialized finance
First Lien Term Revolver, LIBOR+5.5% (1% floor) cash due 3/1/2022 (13)	6.74%		3,300	3,224	3,278
				3,224	3,278
DigiCert, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 10/21/2022 (13)	10.24%		61,500	60,980	61,500
				60,980	61,500
Dodge Data & Analytics LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+8.75% (1% floor) cash due 10/31/2019 (13)	10.13%		7,348	7,348	6,881
500,000 Class A Common Units in Skyline Data, News and Analytics LLC				500	202
				7,848	7,083
Dominion Diagnostics, LLC		Healthcare services
Subordinated Term Loan, 11% cash 1% PIK due 10/8/2019 (23)			19,866	17,625	8,534
First Lien Term Loan, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%		49,414	37,574	44,592
First Lien Revolver, LIBOR+5% (1% floor) cash due 4/8/2019 (13)	6.30%			—	—
				55,199	53,126
DTZ U.S. Borrower, LLC		Real estate services
First Lien Term Loan, LIBOR+3.25% (1% floor) cash due 11/4/2021 (13)(22)	4.57%		12,967	13,011	13,014
				13,011	13,014
Edge Fitness, LLC		Leisure facilities
Delayed Draw Term Loan, LIBOR+7.75% (1% floor) cash due 6/30/2020 (13)	9.05%		3,398	3,398	3,397
				3,398	3,397
Edmentum, Inc.		Education services
Unsecured Senior PIK Note, 8.5% PIK due 6/9/2020			2,434	2,434	1,922
Unsecured Junior PIK Note, 10% PIK due 6/9/2020 (24)			11,304	10,227	379
Unsecured Revolver, 5% cash due 6/9/2020				—	—
126,127.80 Class A Common Units				126	—
				12,787	2,301
EOS Fitness Opco Holdings, LLC		Leisure facilities
First Lien Term Loan, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.99%		3,675	3,675	3,711
First Lien Revolver, LIBOR+8.75% (0.75% floor) cash due 12/30/2019 (13)	9.99%			—	50
487.5 Class A Preferred Units, 12%				488	678
12,500 Class B Common Units				13	463
				4,176	4,902
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Everi Payments Inc.		Casinos & gaming
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 5/9/2024 (13)(22)	5.74%		$11,970	$11,996	$12,093
				11,996	12,093
ExamSoft Worldwide, Inc.		Internet software & services
180,707 Class C Units in ExamSoft Investor LLC				181	135
				181	135
Garretson Firm Resolution Group, Inc.		Diversified support services
First Lien Revolver, PRIME+5.5% cash due 5/22/2020 (13)	9.75%		25	25	25
4,950,000 Preferred Units in GRG Holdings, LP, 8%				495	198
50,000 Common Units in GRG Holdings, LP				5	—
				525	223
GOBP Holdings Inc.		Food retail
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 10/21/2022 (13)	9.58%		4,214	4,176	4,251
				4,176	4,251
Golden State Medical Supply, Inc.		Pharmaceuticals
Mezzanine Term Loan, 10% cash 2.5% PIK due 4/24/2021			15,001	15,001	14,835
				15,001	14,835
HC2 Holdings Inc.		Multi-sector holdings
Fixed Rate Bond 11% cash due 12/1/2019 (11)(22)			10,500	10,666	10,631
				10,666	10,631
HealthEdge Software, Inc.		Application software
482,453 Series A-3 Preferred Stock Warrants (exercise price $1.450918) expiration date 9/30/2023				213	768
				213	768
Hyland Software Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7% (1% floor) cash due 7/7/2025 (13)	8.24%		2,000	1,991	1,980
				1,991	1,980
I Drive Safely, LLC		Education services
125,079 Class A Common Units of IDS Investments, LLC				1,000	—
				1,000	—
Idera, Inc.		Internet software & services
First Lien Term Loan B, LIBOR+5% (1% floor) cash due 6/27/2024 (13)	6.24%		6,926	6,910	6,978
				6,910	6,978
Impact Sales, LLC		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		11,166	10,955	11,145
Delayed Draw Term Loan, LIBOR+7% (1% floor) cash due 12/30/2021 (13)	8.30%		513	443	506
				11,398	11,651
InMotion Entertainment Group, LLC		Consumer electronics
First Lien Term Loan A, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		12,259	12,223	12,259
First Lien Term Loan B, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		5,344	5,265	5,344
First Lien Revolver, LIBOR+6.25% cash due 10/1/2018 (13)	6.25%		3,904	3,897	3,904
CapEx Line, LIBOR+7.75% (1.25% floor) cash due 10/1/2018 (13)	9.09%		797	789	797
1,000,000 Class A Units in InMotion Entertainment Holdings, LLC				1,000	1,761
				23,174	24,065

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Integral Development Corporation		Other diversified financial services
First Lien Term Loan, LIBOR+9.5% (1% floor) cash due 7/10/2019 (13)	10.80%		$11,500	$11,466	$10,815
1,078,284 Common Stock Warrants (exercise price $0.9274) expiration date 7/10/2024				113	—
				11,579	10,815
Internet Pipeline, Inc.		Internet software & services
Incremental First Lien Term Loan, LIBOR+6.25% (1% floor) cash due 8/1/2022 (13)	7.48%		5,565	5,513	5,677
				5,513	5,677
Janrain, Inc.		Internet software & services
218,008 Common Stock Warrants (exercise price $1.3761) expiration date 12/5/2024				45	—
				45	—
Kason Corporation		Industrial machinery
Mezzanine Term Loan, 11.5% cash 1.75% PIK due 10/28/2019			6,006	6,006	5,850
498.6 Class A Preferred Units in Kason Investment, LLC, 8%				499	569
5,540 Class A Common Units in Kason Investment, LLC				55	—
				6,560	6,419
Kellermeyer Bergensons Services, LLC		Diversified support services
Second Lien Term Loan, LIBOR+8.50% (1% floor) cash due 4/29/2022 (13)	9.81%		6,105	5,907	5,983
				5,907	5,983
L Squared Capital Partners LLC		Multi-sector holdings
2% limited partnership interest (11)(25)				2,660	2,660
				2,660	2,660
Lift Brands, Inc.		Leisure facilities
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 12/23/2019 (13)	8.83%		21,371	21,358	21,370
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 12/23/2019 (10)(13)	8.83%			(3)	(1)
2,000,000 Class A Common Units in Snap Investments, LLC				2,004	2,922
				23,359	24,291
Loftware, Inc.		Internet software & services
Mezzanine Term Loan, 11% cash 1% PIK due 7/18/2020			6,198	6,198	6,198
300,000 Class A Common Units in RPLF Holdings, LLC				300	220
				6,498	6,418
Long's Drugs Incorporated		Pharmaceuticals
Second Lien Term Loan, LIBOR+11.25% cash due 2/19/2022 (13)	12.49%		26,909	26,909	27,447
50 Series A Preferred Shares in Long's Drugs Incorporated				813	1,267
				27,722	28,714
LSF9 Atlantis Holdings, LLC		Computer & electronics retail
First Lien Term Loan, LIBOR+6% (1% floor) cash due 5/1/2023 (13)	7.24%		6,459	6,399	6,498
				6,399	6,498
Lytx, Inc.		Research & consulting services
3,500 Class A Units in Lytx Holdings, LLC				2,478	2,459
3,500 Class B Units in Lytx Holdings, LLC				—	559
				2,478	3,018

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Maverick Healthcare Group, LLC (21)		Healthcare equipment
First Lien Term Loan A, LIBOR+7.5% cash (1.75% floor) cash due 4/30/2017 (13)(23)	9.25%		$16,309	$16,204	$14,209
First Lien Term Loan B, LIBOR+11% cash (1.75% floor) cash due 4/30/2017 (13)(23)	12.75%		41,739	39,110	14,531
CapEx Line, LIBOR+7.75% (1.75% floor) cash due 4/30/2017 (13)(23)	9.50%		1,272	1,261	1,124
First Lien Revolver, PRIME+6.5% cash due 4/30/2017 (13)(23)	10.75%		55	40	55
				56,615	29,919
McAfee, LLC		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 9/30/2024 (13)	5.83%		8,000	7,921	8,083
				7,921	8,083
Metamorph US 3, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.5% (1% floor) cash 2% PIK due 12/1/2020 (13)(23)	6.74%		9,969	9,550	3,816
First Lien Revolver, LIBOR+6.5% (1% floor) cash due 12/1/2020 (10)(13)(23)	7.74%		2,205	2,203	(74)
				11,753	3,742
MHE Intermediate Holdings, LLC		Diversified support services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/11/2024 (13)	6.33%		2,993	2,964	2,993
				2,964	2,993
Micro Holding Corp.		Internet software & services
First Lien Term Loan, LIBOR+3.5% (1% floor) cash due 9/15/2024 (13)	4.82%		6,000	5,970	5,978
				5,970	5,978
Milestone Partners IV, L.P.		Multi-sector holdings
0.82% limited partnership interest (11)(25)				948	1,527
				948	1,527
Ministry Brands, LLC		Internet software & services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		3,891	3,857	3,891
First Lien Delayed Draw Term Loan, LIBOR+5% (1% floor) cash due 12/2/2022 (13)	6.24%		1,352	1,336	1,352
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		7,056	6,964	7,056
Second Lien Delayed Draw Term Loan, LIBOR+9.25% (1% floor) cash due 6/2/2023 (13)	10.49%		1,944	1,918	1,944
First Lien Revolver LIBOR+5% (1% floor) cash due 12/2/2022 (10)(13)	6.24%			(9)	—
				14,066	14,243
Moelis Capital Partners Opportunity Fund I-B, LP		Multi-sector holdings
1.0% limited partnership interest (11)(25)				1,045	1,457
				1,045	1,457
Motion Recruitment Partners LLC		Human resources & employment services
First Lien Revolver, LIBOR+6% (1% floor) cash due 2/13/2020 (10)(13)	7.24%			(6)	—
				(6)	—
Natural Resource Partners LP		Precious metals & minerals
Fixed Rate Bond 10.5% cash due 3/15/2022 (11)(22)			7,000	7,459	7,464
				7,459	7,464
OmniSYS Acquisition Corporation		Diversified support services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash due 11/21/2018 (13)	8.83%		5,500	5,495	5,468
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 11/21/2018 (10)(13)	8.83%			—	(15)
100,000 Common Units in OSYS Holdings, LLC				1,000	903
				6,495	6,356

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
OnCourse Learning Corporation		Education services
264,312 Class A Units in CIP OCL Investments, LLC				$2,726	$1,988
				2,726	1,988
Onvoy, LLC		Integrated telecommunication services
Second Lien Term Loan, LIBOR+10.5% (1% floor) cash due 2/10/2025 (13)	11.83%		$16,750	16,750	16,704
19,666.67 Class A Units in GTCR Onvoy Holdings, LLC				1,967	2,088
13,664.73 Series 3 Class B Units in GTCR Onvoy Holdings, LLC				—	—
				18,717	18,792
P2 Upstream Acquisition Co.		Application software
First Lien Revolver, LIBOR+4% (1% floor) cash due 11/1/2018 (10)(13)	5.33%			—	(238)
				—	(238)
Ping Identity Corporation		Internet software & services
First Lien Term Loan, LIBOR+9.25% (1% floor) cash due 6/30/2021 (13)	10.49%		42,500	41,557	43,176
First Lien Revolver, LIBOR+9.25% (1% floor) cash due 6/30/2021 (10)(13)	10.49%			(55)	40
				41,502	43,216
Pingora MSR Opportunity Fund I-A, LP		Thrift & mortgage finance
1.86% limited partnership interest (11)(25)				7,240	6,129
				7,240	6,129
Poseidon Merger Sub, Inc.		Advertising
Second Lien Term Loan, LIBOR+8.5% (1% floor) cash due 8/15/2023 (13)	9.81%		30,000	29,101	30,300
				29,101	30,300
PowerPlan Holdings, LLC		Internet software & services
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 2/23/2022 (13)	6.49%		4,988	4,941	4,987
				4,941	4,987
PSC Industrial Holdings Corp.		Diversified support services
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 12/3/2021 (13)	9.49%		7,000	6,839	7,000
				6,839	7,000
QuorumLabs, Inc.		Internet software & services
2,727,939 Common Stock Warrants (exercise price $0.0001) expiration date 7/8/2025				375	—
				375	—
RCPDirect, L.P.		Multi-sector holdings
0.9% limited partnership interest (11)(25)				354	559
				354	559
RCPDirect II, LP		Multi-sector holdings
0.4% limited partnership interest (11)(25)				617	719
				617	719
Refac Optical Group		Specialty stores
First Lien Term Loan A, LIBOR+8% cash due 9/30/2018 (13)	9.23%		4,027	3,997	4,027
First Lien Term Loan B, LIBOR+9% cash, 1.75% PIK due 9/30/2018 (13)	10.23%		34,621	34,533	34,275
First Lien Term Loan C, 12.5% cash due 9/30/2018			3,416	3,416	3,314
First Lien Revolver, LIBOR+8% cash due 9/30/2018 (13)	9.23%		3,520	3,516	3,520
1,550.9435 Shares of Common Stock in Refac Holdings, Inc.				1	—
550.9435 Shares of Series A-2 Preferred Stock in Refac Holdings, Inc., 10%				305	—
1,000 Shares of Series A Preferred Stock Units in Refac Holdings, Inc., 10%				999	397
				46,767	45,533
See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Riverlake Equity Partners II, LP		Multi-sector holdings
1.92% limited partnership interest (11)(25)				$870	$625
				870	625
Riverside Fund IV, LP		Multi-sector holdings
0.34% limited partnership interest (11)(25)				219	397
				219	397
Riverside Fund V, L.P.		Multi-sector holdings
0.48% limited partnership interest (11)(25)				1,452	1,405
				1,452	1,405
Sailpoint Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+7% (1% floor) cash due 8/16/2021 (13)	8.33%		$20,870	20,529	20,870
First Lien Revolver, LIBOR+7% (1% floor) cash due 8/16/2021 (10)(13)	8.33%			(22)	—
				20,507	20,870
Salient CRGT Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.75% (1% floor) cash due 2/28/2022 (13)	6.99%		3,440	3,377	3,416
				3,377	3,416
Schulman Associates Institutional Board Review, Inc.		Research & consulting services
Second Lien Term Loan, LIBOR+8% (1% floor) cash due 6/3/2021 (13)	9.30%		17,000	17,000	17,000
				17,000	17,000
Scientific Games International, Inc.		Casinos & gaming
First Lien Term Loan B4, LIBOR+3.25% cash due 8/14/2024 (13)(22)	4.58%		11,368	11,313	11,402
				11,313	11,402
ShareThis, Inc.		Internet software & services
345,452 Series C Preferred Stock Warrants (exercise price $3.0395) expiration date 3/4/2024				367	8
				367	8
SPC Partners V, L.P.		Multi-sector holdings
0.571% limited partnership interest (11)(25)				1,762	1,857
				1,762	1,857
Staples, Inc.		Distributors
First Lien Term Loan, LIBOR+4% (1% floor) cash due 8/12/2024 (13)(22)	5.31%		10,000	9,976	9,967
Fixed Rate Bond 8.5% cash due 9/15/2025 (22)			5,000	4,988	4,863
				14,964	14,830
Sterling Capital Partners IV, L.P.		Multi-sector holdings
0.2% limited partnership interest (11)(25)				1,770	1,297
				1,770	1,297
Survey Sampling International, LLC		Research & consulting services
Second Lien Term Loan, LIBOR+9% (1% floor) cash due 12/16/2021 (13)	10.27%		18,700	18,475	18,513
				18,475	18,513
Systems, Inc.		Industrial machinery
First Lien Term Loan, LIBOR+5.25% (1% floor) cash due 3/3/2022 (13)	6.57%		8,668	8,553	8,625
First Lien Revolver, LIBOR+5.25% (1% floor) cash due 3/3/2022 (10)(13)	6.57%			(40)	(40)
				8,513	8,585
Tailwind Capital Partners II, L.P.		Multi-sector holdings
0.3% limited partnership interest (11)(25)				1,583	1,956
				1,583	1,956

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Teaching Strategies, LLC		Education services
Second Lien Term Loan, LIBOR+9.5% (1% floor) cash due 8/27/2023 (13)	10.83%		$33,500	$33,500	$33,964
				33,500	33,964
Terraform Power Operating		Multi-utilities
Fixed Rate Bond 6.375% cash due 2/1/2023 (11)(22)			6,000	6,201	6,255
				6,201	6,255
TerSera Therapeutics, LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+9.25% (1% floor) cash due 3/30/2024 (13)	10.58%		15,000	14,586	14,629
668,879 Common Units of TerSera Holdings LLC				1,500	1,816
				16,086	16,445
Thing5, LLC		Data processing & outsourced services
First Lien Term Loan, LIBOR+7.5% (1% floor) cash 2% PIK due 10/11/2020 (12)(13)	8.83%		47,530	47,530	40,900
First Lien Revolver, LIBOR+7.5% (1% floor) cash due 10/11/2020 (13)	8.83%		1,000	1,000	1,000
2,000,000 Units in T5 Investment Vehicle, LLC				2,000	—
				50,530	41,900
TigerText, Inc.		Internet software & services
299,110 Series B Preferred Stock Warrants (exercise price $1.3373) expiration date 12/8/2024				60	409
				60	409
TravelClick, Inc.		Internet software & services
Second Lien Term Loan, LIBOR+7.75% (1% floor) cash due 11/6/2021 (13)	8.99%		2,697	2,475	2,710
				2,475	2,710
Truck Hero, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 4/21/2025 (13)	9.58%		21,500	21,191	21,715
				21,191	21,715
UOS, LLC		Trucking
First Lien Term Loan, LIBOR+5.5% (1% floor) cash due 4/18/2023 (13)	6.74%		6,916	7,081	7,106
				7,081	7,106
Valet Merger Sub, Inc.		Environmental & facilities services
First Lien Term Loan, LIBOR+7% (1% floor) cash due 9/24/2021 (13)	8.24%		50,661	50,016	50,660
First Lien Revolver, LIBOR+7% (1% floor) cash due 9/24/2021 (10)(13)	8.24%			(115)	—
				49,901	50,660
Veritas US Inc.		Internet software & services
First Lien Term Loan, LIBOR+4.5% (1% floor) cash due 1/27/2023 (13)(22)	5.83%		34,947	35,379	35,336
				35,379	35,336
Virgin Media		Integrated telecommunication services
Fixed Rate Bond 5.5% cash due 8/15/2026 (11)(22)			2,000	2,038	2,108
Fixed Rate Bond 5.25% cash due 1/15/2026 (11)(22)			3,000	3,009	3,161
				5,047	5,269
Vitalyst Holdings, Inc.		IT consulting & other services
675 Series A Preferred Units of PCH Support Holdings, Inc., 10%				675	511
7,500 Class A Common Stock Units of PCH Support Holdings, Inc.				75	—
				750	511

See notes to Consolidated Financial Statements.

Oaktree Specialty Lending Corporation
Consolidated Schedule of Investments
September 30, 2017
(dollar amounts in thousands)

Portfolio Company/Type of Investment (1)(2)(5)(9)(14)	Cash Interest Rate (13)	Industry	Principal (8)	Cost	Fair Value
Webster Capital III, L.P.		Multi-sector holdings
0.754% limited partnership interest (11)(25)				$1,020	$1,296
				1,020	1,296
WeddingWire, Inc.		Internet software & services
First Lien Term Loan, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.84%		$25,781	25,781	25,911
First Lien Revolver, LIBOR+8.5% (1% floor) cash due 2/20/2020 (13)	9.84%			—	15
483,645 Common Shares of WeddingWire, Inc.				1,200	1,607
				26,981	27,533
xMatters, Inc.		Internet software & services
600,000 Common Stock Warrants (exercise price $0.593333) expiration date 2/26/2025				709	368
				709	368
Yeti Acquisition, LLC		Leisure products
3,000,000 Common Stock Units of Yeti Holdings, Inc.				—	5,900
				—	5,900
Zep Inc.		Housewares & Specialties
Second Lien Term Loan, LIBOR+8.25% (1% floor) cash due 8/11/2025 (13)	9.48%		30,000	29,852	29,775
				29,852	29,775
Total Non-Control/Non-Affiliate Investments (138.2% of net assets)				$1,279,096	$1,199,501
Total Portfolio Investments (177.7% of net assets)				$1,757,665	$1,541,755
Cash and Cash Equivalents
JP Morgan Prime Money Market Fund				$48,808	$48,808
Other cash accounts				4,210	4,210
Total Cash and Cash Equivalents (6.1% of net assets)				$53,018	$53,018
Total Portfolio Investments, Cash and Cash Equivalents (183.8% of net assets)				$1,810,683	$1,594,773

See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(12)
The sale of a portion of this loan does not qualify for true sale accounting under ASC 860, and therefore, the entire debt investment remains in the Consolidated Schedule of Investments. Accordingly, the fair value of the Company's debt investments includes $10.7 million related to the Company's secured borrowings. (See Note 14 in the accompanying notes to the Consolidated Financial Statements.)

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

(14)
With the exception of investments held by the Company’s wholly-owned subsidiaries that each held a license from the SBA to operate as a SBIC as of September 30, 2017, each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. These licenses were surrendered in January 2018 (see Note 6 in the accompanying notes to the Consolidated Financial Statements).

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

(20)
In June 2017, AdVenture Interactive, Corp. completed a reorganization in which it separated its marketing services business from its online program management business. In connection with the reorganization, FS AVI Holdco LLC was formed as a separate entity and is the parent to Keypath Education, Inc., which represents the former marketing services business, and the Company's first lien term loan and revolver with AdVenture Interactive, Corp. were assigned to Keypath Education, Inc. Subsequent to the reorganization, AdVenture Interactive, Corp. holds preferred units in Keypath Education Holdings, LLC, which conducts the online program management business. The Company is not deemed to control Keypath Education Holdings, LLC under the 1940 Act.

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
As of October 17, 2017, the Company is externally managed by Oaktree Capital Management, L.P. (“Oaktree”), a subsidiary of Oaktree Capital Group, LLC (“OCG”), a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between the Company and Oaktree (the “New Investment Advisory Agreement”). Oaktree Fund Administration, LLC (“Oaktree Administrator”), a subsidiary of Oaktree, provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Company and Oaktree Administrator (the “New Administration Agreement”). See Note 11.
Prior to October 17, 2017, the Company was externally managed by Fifth Street Management LLC (the "Former Adviser”), an indirect, partially-owned subsidiary of Fifth Street Asset Management Inc. (“FSAM”), and FSC CT LLC (the "Former Administrator"), a subsidiary of the Former Adviser, also provided certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the "Former Administration Agreement")
On September 7, 2017, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”), by and among Oaktree, the Former Adviser, and, for certain limited purposes, FSAM, and Fifth Street Holdings L.P., the direct, partial owner of the Former Adviser (the “Transaction”). Upon the closing of the Transaction on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation (formerly known as Fifth Street Senior Floating Rate Corp.) (“OCSI”) and the Company. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of the fourth amended and restated investment advisory agreement between the Former Adviser and the Company (the "Former Investment Advisory Agreement") and, as a result, its immediate termination.

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
Consolidation:
The accompanying Consolidated Financial Statements include the accounts of Oaktree Specialty Lending Corporation and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the Consolidated Financial Statements. Certain subsidiaries that hold investments are treated as pass through entities for tax purposes. The assets of certain of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of Oaktree Specialty Lending Corporation or any of its other subsidiaries. As of March 31, 2018, the consolidated subsidiaries were Fifth Street Fund of Funds LLC ("Fund of Funds"), Fifth Street Mezzanine Partners IV, L.P. ("FSMP IV"), Fifth Street Mezzanine Partners V, L.P. ("FSMP V" and together with

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

FSMP IV, the "Excluded Subsidiaries"), FSMP IV GP, LLC, FSMP V GP, LLC and FSFC Holdings, Inc. ("Holdings"). In addition, the Company consolidates various holding companies held in connection with its equity investments in certain portfolio investments.
As an investment company, portfolio investments held by the Company are not consolidated into the Consolidated Financial Statements but rather are included on the Statements of Assets and Liabilities as investments at fair value.

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
Oaktree evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, Oaktree looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Oaktree does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller. In these instances, the Company values such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, the Company performs additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
The Company performs detailed valuations of its debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. The Company typically uses three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the 1940 Act. To estimate the EV of a portfolio company, the Investment Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Company may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Company considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
The Company's Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by Oaktree's valuation team in conjunction with Oaktree's portfolio management team and investment professionals responsible for each portfolio investment;

•Preliminary valuations are then reviewed and discussed with management of Oaktree;

•
Separately, independent valuation firms engaged by the Board of Directors prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to Oaktree and the Audit Committee of the Board of Directors;

•	Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•	The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;

•	The Audit Committee makes a recommendation to the full Board of Directors regarding the fair value of the investments in the Company's portfolio; and

•	The Board of Directors discusses valuations and determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of March 31, 2018 and September 30, 2017 was determined in good faith by the Board of Directors. The Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of the Company's portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. However, the Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and a consistently applied valuation process.
The Company has not elected the fair value option to report other selected financial assets and liabilities at fair value. With the exception of the line items entitled "deferred financing costs," "other assets," "credit facilities payable," and "unsecured notes payable,"

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities. The carrying value of the line items titled "interest, dividends, and fees receivable," "due from portfolio companies," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and part I incentive fee payable," "due to affiliate," "interest payable," "amounts payable to syndication partners," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to Oaktree beginning in the fiscal year ending September 30, 2019. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned.
The Company may structure exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.

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
As of September 30, 2017, included in cash and cash equivalents was $25.2 million held in bank accounts of the Excluded Subsidiaries. These cash and cash equivalents were permitted only for certain uses, including funding operating expenses of the Excluded Subsidiaries. This cash was not permitted to be used to fund the Company's investments that are held outside the Excluded Subsidiaries or for other corporate purposes of the Company. As of March 31, 2018, there were no cash and cash equivalents held in bank accounts of the Excluded Subsidiaries.
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

Offering Costs:
Offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company's securities, including legal, accounting and printing fees. The Company charges offering costs to capital at the time of an offering. There were no offering costs charged to capital during the six months ended March 31, 2018 and 2017.
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
The Company holds certain portfolio investments through taxable subsidiaries, including Fund of Funds and Holdings. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s Consolidated Financial Statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more-likely-than-not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2014, 2015 or 2016. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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
Fair Value Option:
The Company adopted certain principles under FASB ASC Topic 825 Financial Instruments – Fair Value Option ("ASC 825") and elected the fair value option for its secured borrowings, which had a cost basis of $12.9 million and $13.5 million in the aggregate as of each of March 31, 2018 and September 30, 2017, respectively. The Company believes that by electing the fair value option for these financial instruments, it provides consistent measurement of the assets and liabilities which relate to the partial loan sales mentioned above.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein.  Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value.  Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Consolidated Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective.  The Company did not early adopt the new guidance during the three months ended March 31, 2018. The Company is evaluating the effect that ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the three months ended March 31, 2018. The new guidance is not expected to have a material effect on the Company's Consolidated Financial Statements other than a change in presentation of individual line items on the Consolidated Statement of Cash Flows.

Note 3. Portfolio Investments
As of March 31, 2018, 169.3% of net assets, or $1.4 billion, was invested in 115 portfolio companies, including the Company's investment in Class A mezzanine secured deferrable floating rate notes, Class B mezzanine secured deferrable fixed rate notes and limited liability company ("LLC") equity interests in Senior Loan Fund JV I, LLC (together with its consolidated subsidiaries, "SLF JV I"), which had a fair value of $100.8 million, $27.7 million and $4.2 million, respectively. As of March 31, 2018, 1.0% of net assets, or $8.2 million, was invested in cash and cash equivalents (including restricted cash). In comparison, as of September 30, 2017, 177.7% of net assets, or $1.5 billion, was invested in 125 portfolio investments, including the Company's investment in Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes and LLC equity interests in SLF JV I, which had a fair value of $101.0 million, $27.6 million and $5.5 million, respectively, and 6.9% of net assets, or $59.9 million, was invested in cash and cash equivalents (including restricted cash). As of March 31, 2018, 76.6% of the Company's portfolio at fair value consisted of senior secured debt investments and 15.8% consisted of subordinated notes, including debt investments in SLF JV I. As of September 30, 2017, 78.0% of the Company's portfolio at fair value consisted of senior secured debt investments and 14.4% consisted of subordinated notes, including debt investments in SLF JV I.
The Company also held equity investments in certain of its portfolio companies consisting of common stock, preferred stock, limited partnership interests or LLC equity interests. These instruments generally do not produce a current return but are held for potential investment appreciation and capital gain.
During the three and six months ended March 31, 2018, the Company recorded a net realized gain on investments and secured borrowings of $4.9 million and $4.6 million, respectively. During the three and six months ended March 31, 2017, the Company

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

recorded net realized losses on investments and secured borrowings of $115.9 million and $139.0 million, respectively. During the three and six months ended March 31, 2018, the Company recorded net unrealized depreciation on investments and secured borrowings of $0.4 million and $43.8 million, respectively. During the three and six months ended March 31, 2017, the Company recorded net unrealized appreciation on investments and secured borrowings of $106.2 million and $31.8 million, respectively.
The composition of the Company's investments as of March 31, 2018 and September 30, 2017 at cost and fair value was as follows:

	March 31, 2018		September 30, 2017
	Cost	Fair Value	Cost	Fair Value
Investments in debt securities	$1,334,400	$1,166,108	$1,426,301	$1,296,138
Investments in equity securities	183,439	101,837	186,521	111,421
Debt investments in SLF JV I	128,495	128,495	128,671	128,671
Equity investment in SLF JV I	16,172	4,244	16,172	5,525
Total	$1,662,506	$1,400,684	$1,757,665	$1,541,755
The composition of the Company's debt investments as of March 31, 2018 and September 30, 2017 at fixed rates and floating rates was as follows:

	March 31, 2018		September 30, 2017
	Fair Value	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Fixed rate debt securities, including debt investments in SLF JV I	$199,328	15.40%	$233,869	16.41%
Floating rate debt securities, including debt investments in SLF JV I	1,095,275	84.60	1,190,940	83.59
Total	$1,294,603	100.00%	$1,424,809	100.00%
The following table presents the financial instruments carried at fair value as of March 31, 2018 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Measured at Net Asset Value (a)	Total
Investments in debt securities (senior secured)	$—	$232,609	$840,282	$—	$1,072,891
Investments in debt securities (subordinated, including debt investments in SLF JV I)	—	70,812	150,900	—	221,712
Investments in equity securities (preferred)	—	—	13,797	—	13,797
Investments in equity securities (common, including LLC equity interests of SLF JV I)	—	—	62,978	29,306	92,284
Total investments at fair value	—	303,421	1,067,957	29,306	1,400,684
Cash and cash equivalents	7,951	—	—	—	7,951
Total assets at fair value	$7,951	$303,421	$1,067,957	$29,306	$1,408,635
Secured borrowings relating to senior secured debt investments	—	—	10,652	—	10,652
Total liabilities at fair value	$—	$—	$10,652	$—	$10,652
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
The following table provides a roll-forward in the changes in fair value from December 31, 2017 to March 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of December 31, 2017	$815,352	$169,951	$16,350	$68,434	$1,070,087	$11,601
New investments & net revolver activity	135,179	932	—	—	136,111	—
Redemptions/repayments/sales	(127,842)	(21,006)	(2,612)	(6,252)	(157,712)	(541)
Transfers in (a)	14,609	—	—	—	14,609	—
Net accrual of PIK interest income	699	337	—	—	1,036	—
Accretion of OID	1,189	—	—	—	1,189	—
Net unrealized appreciation (depreciation) on investments	1,095	686	(2,054)	(1,505)	(1,778)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(408)
Realized gain on investments	1	—	2,113	2,301	4,415	—
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2018 and reported within net unrealized depreciation on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2018	$2,496	$772	$269	$(1,553)	$1,984	$(408)

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

__________
(a) There was a transfer from Level 2 to Level 3 for one investment during the quarter ended March 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward in the changes in fair value from December 31, 2016 to March 31, 2017 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of December 31, 2016	$1,514,361	$256,420	$49,588	$93,020	$1,913,389	$13,981
New investments & net revolver activity	109,226	1,665	—	27,830	138,721	—
Redemptions/repayments/sales	(295,197)	—	—	(3,191)	(298,388)	(307)
Net accrual of PIK interest income	1,198	1,365	711	—	3,274	—
Accretion of OID	3,069	—	—	—	3,069	—
Net change in unearned income	139	11	—	—	150	—
Net unrealized appreciation (depreciation) on investments	112,880	(30)	7,890	(16,493)	104,247	—
Net unrealized appreciation on secured borrowings	—	—	—	—	—	334
Realized gain (loss) on investments	(110,794)	—	(7,395)	2,254	(115,935)	—
Fair value as of March 31, 2017	$1,334,882	$259,431	$50,794	$103,420	$1,748,527	$14,008
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2017 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the three months ended March 31, 2017	$925	$(30)	$495	$(10,441)	$(9,051)	$334

The following table provides a roll-forward in the changes in fair value from September 30, 2017 to March 31, 2018 for all investments and secured borrowings for which the Company determined fair value using unobservable (Level 3) factors:

	Investments					Liabilities
	Senior Secured Debt	Subordinated Debt (including debt investments in SLF JV I)	Preferred Equity	Common Equity	Total	Secured Borrowings
Fair value as of September 30, 2017	$1,060,442	$180,331	$16,445	$69,164	$1,326,382	$13,256
New investments & net revolver activity	208,403	2,663	—	2,500	213,566	—
Redemptions/repayments/sales	(367,736)	(21,819)	(2,613)	(6,242)	(398,410)	(541)
Transfers out (a)	(37,368)	—	—	—	(37,368)	—
Net accrual of PIK interest income	1,382	412	—	—	1,794	—
Accretion of OID	1,377	—	—	—	1,377	—
Net unrealized depreciation on investments	(26,219)	(10,686)	(2,148)	(4,736)	(43,789)	—
Net unrealized depreciation on secured borrowings	—	—	—	—	—	(2,063)
Realized gain (loss) on investments	1	(1)	2,113	2,292	4,405	—
Fair value as of March 31, 2018	$840,282	$150,900	$13,797	$62,978	$1,067,957	$10,652
Net unrealized appreciation (depreciation) relating to Level 3 assets & liabilities still held as of March 31, 2018 and reported within net unrealized appreciation (depreciation) on investments and net unrealized (appreciation) depreciation on secured borrowings in the Consolidated Statement of Operations for the six months ended March 31, 2018	$(23,668)	$(10,686)	$(57)	$(4,667)	$(39,078)	$(2,063)
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the six months ended March 31, 2018 as a result of an increased number of market quotes available and/or increased market liquidity.

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments and secured borrowings, which are carried at fair value, as of March 31, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (c)
Senior secured debt	$470,188	Market yield technique	Market yield	(a)	6.7%	-	21.8%	12.4%
	3,775	Enterprise value technique	Revenue multiple	(b)	0.5x	-	0.7x	0.6x
	111,711	Enterprise value technique	EBITDA multiple	(b)	3.1x	-	8.1x	4.5x
	43,638	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
	62,694	Transactions precedent technique	Transaction price	(d)	N/A	-	N/A	N/A
	148,275	Market quotations	Broker quoted price	(e)	N/A	-	N/A	N/A
Subordinated debt	20,835	Market yield technique	Market yield	(a)	13.5%	-	16.2%	14.3%
	1,570	Enterprise value technique	EBITDA multiple	(a)	4.3x	-	7.0x	5.2x
SLF JV I debt investments	128,495	Enterprise value technique	N/A	(f)	N/A	-	N/A	N/A
Preferred & common equity	16,108	Enterprise value technique	Revenue multiple	(b)	0.5x	-	10.9x	2.4x
	46,791	Enterprise value technique	EBITDA multiple	(b)	3.1x	-	17.9x	8.3x
	13,877	Enterprise value technique	Asset multiple	(b)	0.9x	-	1.1x	1.0x
Total	$1,067,957
Secured borrowings	10,652	Market yield technique	Market yield	(a)	20.8%	-	22.8%	21.8%
Total	$10,652
__________

(a)	Used when market participant would take into account market yield when pricing the investment or secured borrowings.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(b)	Used when market participant would use such multiples when pricing the investment.

(c)	Weighted averages are calculated based on fair value of investments or secured borrowings.

(d)	Used when there is an observable transaction or pending event for the investment.

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.

(f)
The Company determined the value based on the total assets less the total liabilities senior to the mezzanine notes held at SLF JV I in an amount not exceeding par under the enterprise value technique.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities and secured borrowings as of March 31, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt or equity securities as of March 31, 2018 is the earnings before interest, taxes, depreciation and amortization ("EBITDA")/Revenue/Asset multiple. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.
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

(e)
The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The company performs additional procedures to corroborate such information, which may include the market yield technique and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by Oaktree.

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

Financial Instruments Disclosed, But Not Carried, At Fair Value
The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2018 and the level of each financial liability within the fair value hierarchy:

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Credit facility payable	$183,000	$183,000	$—	$—	$183,000
Unsecured notes payable (net of unamortized financing costs)	385,778	392,092	—	161,940	230,152
Total	$568,778	$575,092	$—	$161,940	$413,152
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
The Company uses the unadjusted quoted price as of the valuation date to calculate the fair value of its 5.875% unsecured notes due 2024 ("2024 Notes") and its 6.125% unsecured notes due 2028 ("2028 Notes"), which currently trade under the symbol "OSLE" on the New York Stock Exchange and the symbol "OCSLL" on the NASDAQ Global Select Market, respectively. Although these securities are publicly traded, the market is relatively inactive, and accordingly, these securities are included in Level 2 of the hierarchy.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Composition
Summaries of the composition of the Company's investment portfolio at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets are shown in the following tables:

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$1,211,151	72.85%	$1,313,432	74.73%
Subordinated debt	123,249	7.41	112,869	6.42
Debt investments in SLF JV I	128,495	7.73	128,671	7.32
LLC equity interests of SLF JV I	16,172	0.97	16,172	0.92
Purchased equity	110,609	6.65	112,558	6.40
Equity grants	48,805	2.94	48,805	2.78
Limited partnership interests	24,025	1.45	25,158	1.43
Total	$1,662,506	100.00%	$1,757,665	100.00%

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Senior secured debt	$1,072,891	76.60%	129.70%	$1,202,699	78.01%	138.61%
Subordinated debt	93,217	6.66%	11.27%	93,438	6.06%	10.77%
Debt investments in SLF JV I	128,495	9.17%	15.53%	128,671	8.35%	14.83%
LLC equity interests of SLF JV I	4,244	0.30%	0.51%	5,525	0.36%	0.64%
Purchased equity	70,333	5.02%	8.50%	78,655	5.10%	9.07%
Equity grants	6,443	0.46%	0.78%	6,954	0.45%	0.80%
Limited partnership interests	25,061	1.79%	3.03%	25,813	1.67%	2.97%
Total	$1,400,684	100.00%	169.32%	$1,541,755	100.00%	177.69%

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

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Northeast	$622,281	37.44%	$648,105	36.87%
West	317,936	19.12%	328,673	18.70%
Midwest	266,144	16.01%	258,895	14.73%
Southeast	207,888	12.50%	176,460	10.04%
Southwest	157,239	9.46%	271,484	15.45%
International	79,653	4.79%	62,649	3.56%
Northwest	11,365	0.68%	11,399	0.65%
Total	$1,662,506	100.00%	$1,757,665	100.00%

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Northeast	$497,110	35.49%	60.09%	$539,803	35.01%	62.22%
West	292,369	20.87%	35.34%	297,716	19.31%	34.31%
Midwest	216,575	15.46%	26.18%	224,111	14.54%	25.83%
Southeast	209,947	14.99%	25.38%	179,460	11.64%	20.68%
Southwest	89,918	6.42%	10.87%	224,233	14.54%	25.84%
International	83,190	5.94%	10.06%	64,780	4.20%	7.47%
Northwest	11,575	0.83%	1.40%	11,652	0.76%	1.34%
Total	$1,400,684	100.00%	169.32%	$1,541,755	100.00%	177.69%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of March 31, 2018 and September 30, 2017 was as follows:

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2018		September 30, 2017
Cost:		% of Total Investments		% of Total Investments
Healthcare services	$201,596	12.13%	$210,527	11.98%
Multi-sector holdings (1)	173,052	10.41	173,427	9.87
Internet software & services	151,459	9.11	270,192	15.37
Construction & engineering	87,561	5.27	67,879	3.86
Data processing & outsourced services	74,698	4.49	77,673	4.42
Movies & entertainment	62,700	3.77	—	—
Pharmaceuticals	60,841	3.66	60,810	3.46
Environmental & facilities services	60,128	3.62	49,902	2.84
Advertising	55,584	3.34	84,720	4.82
Airlines	50,244	3.02	57,602	3.28
Education services	49,918	3.00	50,013	2.85
Healthcare equipment	49,149	2.96	99,614	5.67
Specialty stores	46,080	2.77	58,530	3.33
Property & casualty insurance	44,404	2.67	—	—
Research & consulting services	36,272	2.18	37,952	2.16
Integrated telecommunication services	35,926	2.16	30,840	1.75
Leisure facilities	34,900	2.10	30,931	1.76
Technology distributors	34,300	2.06	—	—
Auto parts & equipment	33,629	2.02	21,191	1.21
Air freight and logistics	32,530	1.96	32,530	1.85
Housewares & specialties	29,861	1.80	29,852	1.70
Diversified support services	28,761	1.73	22,724	1.29
Consumer electronics	23,635	1.42	23,176	1.32
Oil & gas exploration & production	22,906	1.38	—	—
Healthcare distributors	19,730	1.19	—	—
Personal products	19,637	1.18	—	—
Apparel, accessories & luxury goods	18,221	1.10	5,165	0.29
Healthcare technology	14,362	0.86	—	—
Security & alarm services	13,148	0.79	13,214	0.75
Commodity chemicals	10,952	0.66	—	—
Other diversified financial services	10,088	0.61	12,079	0.69
Precious metals & minerals	7,395	0.44	7,459	0.42
Oil & gas equipment services	7,120	0.43	27,598	1.57
Trucking	7,031	0.42	7,081	0.40
Industrial machinery	6,613	0.40	15,074	0.86
Thrift & mortgage finance	6,254	0.38	7,240	0.41
Commercial printing	5,910	0.36	5,983	0.34
Distributors	5,593	0.34	14,963	0.85
Wireless telecommunication services	5,000	0.30	—	—
Restaurants	4,885	0.29	4,910	0.28
Application software	4,818	0.29	51,444	2.93
General Merchandise Stores	4,236	0.25	—	—
Food retail	4,180	0.25	4,176	0.24
IT consulting & other services	3,981	0.24	4,127	0.23
Specialized finance	3,224	0.19	3,224	0.18
Casinos & gaming	—	—	23,309	1.33
Home improvement retail	—	—	22,944	1.31
Real estate services	—	—	13,011	0.74
Hypermarkets & super centers	—	—	11,979	0.68
Computer & electronics retail	—	—	6,399	0.36
Multi-utilities	—	—	6,201	0.35
Human resources & employment services	(6)	—	—	—
Total	$1,662,506	100.00%	$1,757,665	100.00%

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	March 31, 2018			September 30, 2017
Fair Value:		% of Total Investments	% of Total Net Assets		% of Total Investments	% of Total Net Assets
Multi-sector holdings (1)	$163,488	11.67%	19.76%	$164,511	10.67%	18.96%
Internet software & services	144,161	10.28	17.43	265,076	17.20	30.56
Construction & engineering	71,046	5.07	8.59	50,269	3.26	5.79
Healthcare services	70,056	5.00	8.47	93,912	6.09	10.82
Data processing & outsourced services	63,900	4.56	7.72	68,314	4.43	7.87
Pharmaceuticals	63,127	4.51	7.63	62,770	4.07	7.23
Movies & entertainment	62,694	4.48	7.58	—	—	—
Environmental & facilities services	60,959	4.35	7.37	50,659	3.29	5.84
Airlines	53,324	3.81	6.45	59,511	3.86	6.86
Advertising	46,077	3.29	5.57	83,648	5.43	9.64
Specialty stores	45,250	3.23	5.47	56,867	3.69	6.55
Property & casualty insurance	45,159	3.22	5.46	—	—	—
Research & consulting services	41,673	2.98	5.04	38,531	2.50	4.44
Leisure facilities	36,828	2.63	4.45	32,591	2.11	3.76
Education services	34,679	2.48	4.19	38,254	2.48	4.41
Auto parts & equipment	34,468	2.46	4.17	21,715	1.41	2.50
Technology distributors	34,290	2.45	4.15	—	—	—
Integrated telecommunication services	30,443	2.17	3.68	31,358	2.03	3.61
Housewares & specialties	29,963	2.14	3.62	29,775	1.93	3.43
Diversified support services	28,846	2.06	3.49	22,554	1.46	2.60
Consumer electronics	24,679	1.76	2.98	24,066	1.56	2.77
Oil & gas exploration & production	23,129	1.65	2.80	—	—	—
Personal products	19,834	1.42	2.40	—	—	—
Healthcare distributors	19,647	1.40	2.37	—	—	—
Healthcare technology	14,573	1.04	1.76	—	—	—
Apparel, accessories & luxury goods	13,052	0.93	1.58	1,241	0.08	0.14
Security & alarm services	12,905	0.92	1.56	13,103	0.85	1.51
Commodity chemicals	10,926	0.78	1.32	—	—	—
Other diversified financial services	9,494	0.68	1.15	11,646	0.76	1.34
Healthcare equipment	9,383	0.67	1.13	72,922	4.73	8.40
Oil & gas equipment services	9,278	0.66	1.12	28,347	1.84	3.27
Precious metals & minerals	7,508	0.54	0.91	7,464	0.48	0.86
Trucking	7,088	0.51	0.86	7,106	0.46	0.82
Application software	6,907	0.49	0.83	53,905	3.50	6.21
Industrial machinery	6,491	0.46	0.78	15,004	0.97	1.73
Commercial printing	5,982	0.43	0.72	6,045	0.39	0.70
Distributors	5,564	0.40	0.67	14,829	0.96	1.71
Thrift & mortgage finance	5,199	0.37	0.63	6,129	0.40	0.71
Restaurants	4,836	0.35	0.58	4,917	0.32	0.57
Wireless telecommunication services	4,681	0.33	0.57	—	—	—
General Merchandise Stores	4,467	0.32	0.54	—	—	—
Food retail	4,256	0.30	0.51	4,251	0.28	0.49
Leisure products	3,940	0.28	0.48	5,900	0.38	0.68
IT consulting & other services	3,874	0.28	0.47	3,927	0.25	0.45
Specialized finance	3,300	0.24	0.40	3,278	0.21	0.38
Home improvement retail	—	—	—	24,784	1.61	2.86
Casinos & gaming	—	—	—	23,495	1.52	2.71
Real estate services	—	—	—	13,014	0.84	1.50
Hypermarkets & super centers	—	—	—	11,504	0.75	1.33
Computer & electronics retail	—	—	—	6,498	0.42	0.75
Multi-utilities	—	—	—	6,255	0.41	0.72
Air freight and logistics	(740)	(0.05)	(0.09)	1,810	0.12	0.21
Total	$1,400,684	100.00%	169.32%	$1,541,755	100.00%	177.69%
___________________

(1)	This industry includes the Company's investment in SLF JV I.
As of March 31, 2018 and September 30, 2017, the Company had no single investment that represented greater than 10% of the total investment portfolio at fair value. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

investments. For the three and six months ended March 31, 2018, the Company's investment in SLF JV I produced investment income that represented 12.2% and 10.2% of total investment income, respectively. For the three and six months ended March 31, 2017, no individual investment produced investment income that exceeded 10% of total investment income.
Senior Loan Fund JV I LLC
In May 2014, the Company entered into an LLC agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation ("Kemper"), to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. The Company co-invests in these securities with Kemper through its investment in SLF JV I. SLF JV I is managed by a four person Board of Directors, two of whom are selected by the Company and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by the Company and one representative selected by Kemper (with approval from a representative of each required). Since the Company does not have a controlling financial interest in SLF JV I, the Company does not consolidate SLF JV I. As of March 31, 2018, SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional mezzanine notes issued to the Company and Kemper by SLF Repack Issuer 2016 LLC, which mature on October 12, 2036. As of March 31, 2018 and September 30, 2017, the Company and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I and owned 87.5% and 12.5%, respectively, of the outstanding mezzanine notes.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch (as amended, the "Deutsche Bank I Facility"), which permitted up to $200.0 million of borrowings as of March 31, 2018 and September 30, 2017. As of March 31, 2018, the stated maturity date of the Deutsche Bank I Facility was July 1, 2023, and borrowings under the Deutsche Bank I Facility bear interest at a rate equal to the 3-month LIBOR plus 2.25% per annum during the reinvestment period and at a rate equal to LIBOR plus 2.40% per annum during the amortization period. The reinvestment period of the Deutsche Bank I Facility expires on July 7, 2018. Under the Deutsche Bank I Facility, $125.1 million and $71.5 million of borrowings was outstanding as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, borrowings under the Deutsche Bank I Facility were secured by all of the assets of the special purpose financing subsidiary of SLF JV I.
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
As of March 31, 2018 and September 30, 2017, SLF JV I had total assets of $322.9 million and $276.8 million, respectively. As of March 31, 2018, the Company's investment in SLF JV I consisted of LLC equity interests of $4.2 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $100.8 million and $27.7 million, at fair value, respectively. As of September 30, 2017, the Company's investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring in December 2016 of the Company’s and Kemper’s investment in SLF JV I, the Company and Kemper exchanged their holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF Repack Issuer 2016 LLC, a newly formed, wholly owned special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility each described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions made by the Company to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC. SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 40 and 32 "eligible portfolio companies" (as defined in Section 2(a)(46) of the 1940 Act) as of March 31, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which the Company may invest directly.
As of each of March 31, 2018 and September 30, 2017, the Company and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from the Company. As of March 31, 2018, the Company and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2018 and September 30, 2017, the Company had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Senior secured loans (1)	$305,086	$245,063
Weighted average interest rate on senior secured loans (2)	7.82%	7.70%
Number of borrowers in SLF JV I	40	32
Largest exposure to a single borrower (1)	$18,021	$18,374
Total of five largest loan exposures to borrowers (1)	$77,305	$82,728
__________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of March 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Accudyne Industries, LLC	Industrial machinery	First Lien	8/18/2024	LIBOR+3.25% (1% floor)	5.13%	$9,975	$9,975	$10,043
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					1,390	670
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	6.05%	6,947	6,998	6,861
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.88%	5,247	4,821	—
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,247	10,597	—
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.80%	6,983	6,848	6,948
ATS Consolidated Inc.	Data processing & outsourced services	First Lien	2/28/2025	LIBOR+3.75% (1% floor)	5.55%	11,000	11,018	11,144
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	5.19%	4,962	4,968	4,964
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	7.30%	10,000	9,902	10,125
Clearent Newco, LLC	Application software	First Lien	3/20/2024	LIBOR+4% (1% floor)	6.20%	6,929	6,825	6,825
		Delayed Draw	3/20/2024	LIBOR+4% (1% floor)	6.20%	—	(30)	(30)
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	7.75%	187	171	171
Total Clearent Newco, LLC						7,116	6,966	6,966
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.38%	11,097	10,998	11,250
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	7.81%	10,642	10,419	10,642
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.50%	9,059	9,083	9,013
DTZ U.S. Borrower, LLC	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	5.23%	6,929	6,958	6,906
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10.07%	10,600	10,601	10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.25% (0.75% floor)	9.92%	18,005	17,852	18,185
Eton (3)	Research & consulting services	Second Lien	3/16/2026	LIBOR+7.50%	9.51%	6,000	5,970	6,030
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.49%	4,962	4,939	5,007
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.63%	4,528	4,497	4,536
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	8.19%	5,797	5,780	5,339
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.80%	7,980	7,903	8,060

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.57%	$8,625	$8,642	$8,625
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.57%	8,625	8,542	8,625
Total InMotion Entertainment Group, LLC						17,250	17,184	17,250
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	9.30%	2,040	2,039	2,040
		927 shares Common Stock					1,088	815
Total Keypath Education, Inc.						2,040	3,127	2,855
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9.81%	18,021	18,006	18,021
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	7.38%	10,103	9,168	3,836
Morphe LLC (3)	Personal products	First Lien	2/10/2023	LIBOR+6% (1% floor)	8.30%	4,462	4,418	4,463
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.89%	4,267	4,229	4,267
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	6.13%	5,928	5,901	5,955
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	7.31%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	7.41%	875	875	875
		21.876 Class A Common Units				—	—	942
Total New IPT, Inc.						2,669	2,669	3,611
Northern Star Industries Inc.	Electrical components & equipment	First Lien	3/31/2025	LIBOR+4.75% (1% floor)	7.04%	7,000	6,965	6,965
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.88%	6,087	6,038	5,924
OCI Beaumont LLC	Commodity chemicals	First Lien	2/16/2025	LIBOR+4.25% (1% floor)	6.55%	8,000	7,990	8,062
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9.80%	10,232	10,234	10,232
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.88%	3,598	3,590	3,598
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.63%	2,346	2,308	2,375
Scientific Games International, Inc.	Casinos & gaming	First Lien	8/14/2024	LIBOR+2.75%	4.74%	6,615	6,583	6,647
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.79%	8,551	8,525	8,209
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.63%	5,127	5,127	5,139
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	7.05%	2,029	2,020	2,034
Uber Technologies Inc.	Application software	First Lien	3/21/2025	LIBOR+4% (1% floor)	6.03%	10,000	9,950	10,058
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+6.25% (1% floor)	8.14%	12,932	12,813	12,932
						$305,086	$310,507	$295,722
__________
(1) Represents the interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2018 utilizing a similar technique as the Company in accordance with ASC 820. However, the determination of such fair value is not included in the Company's Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both the Company and SLF JV I as of March 31, 2018.
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
(5) This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by the Company were $100.8 million and $101.0 million as of March 31, 2018 and September 30, 2017, respectively. The Company earned interest of $1.6 million and $3.4 million on its investments in these notes for the three and six months ended March 31, 2018, respectively. The Company earned interest of $1.6 million and $1.8 million on its investments in these notes for the three and six months ended March 31, 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by the Company were $27.7 million and $27.6 million as of each of March 31, 2018 and September 30, 2017, respectively. The Company earned PIK interest of $1.0 million and $2.0 million on its investments in these notes for the three and six months ended March 31, 2018. The Company earned PIK interest of $0.9 million and $1.0 million on its investments in these notes for the three and six months ended March 31, 2017, respectively. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and the Company earned interest income of $2.9 million on its investments in these notes for the period from September 30, 2016 through their redemption in December 2016. The cost and fair value of the LLC equity interests in SLF JV I held by the Company was $16.2 million and $4.2 million, respectively, as of March 31, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. The Company earned dividend income of $1.6 million for the three and six months ended March 31, 2018, with respect to its LLC equity interests of SLF JV I. The Company did not earn any dividend income for the three months ended March 31, 2017 and earned dividend income of $0.7 million for the six months ended March 31, 2017 with respect to its LLC equity interests of SLF JV I. The LLC equity interests are income producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Below is certain summarized financial information for SLF JV I as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2018: $310,507; cost September 30, 2017: $251,648)	$295,722	$235,526
Receivables from secured financing arrangements at fair value (cost March 31, 2018: $9,798; cost September 30, 2017: $9,783)	7,980	8,305
Cash and cash equivalents	13,099	24,389
Restricted cash	3,637	5,097
Other assets	2,444	3,485
Total assets	$322,882	$276,802

Senior credit facilities payable	$125,053	$113,053
Debt securities payable at fair value (proceeds March 31, 2018: $146,851; proceeds September 30, 2017: $147,052)	146,851	147,052
Other liabilities	46,112	10,383
Total liabilities	$318,016	$270,488
Members' equity	4,866	6,314
Total liabilities and members' equity	$322,882	$276,802

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Selected Statements of Operations Information:
Interest income	$4,929	$5,697	$9,657	$12,456
Other income	49	20	49	328
Total investment income	4,978	5,717	9,706	12,784
Interest expense	4,915	5,358	10,060	11,372
Other expenses	111	87	272	495
Total expenses (1)	5,026	5,445	10,332	11,867
Net unrealized appreciation (depreciation)	1,219	9,426	993	(13,047)
Net realized gain (loss)	(17)	(9,374)	(21)	13,334
Net income	$1,154	$324	$346	$1,204
 __________
(1) There are no management fees or incentive fees charged at SLF JV I.
SLF JV I has elected to fair value the debt securities issued to the Company and Kemper under ASC 825. The debt securities are valued based on the total assets less the total liabilities senior to the mezzanine notes of SLF JV I in an amount not exceeding par under the enterprise value technique.
During the six months ended March 31, 2018 and March 31, 2017, the Company did not sell any investments to SLF JV I.
Note 4. Fee Income
The Company receives a variety of fees in the ordinary course of business, including servicing, advisory, amendment, structuring and prepayment fees, which are classified as fee income and recognized as they are earned. The unearned fee income balance as of March 31, 2018 and September 30, 2017 was $0.8 million and $1.1 million, respectively.
For the three months ended March 31, 2018, the Company recorded total fee income of $3.9 million, $0.3 million of which was recurring in nature. For the six months ended March 31, 2018, the Company recorded total fee income of $5.0 million, $0.4 million of which was recurring in nature. For the three months ended March 31, 2017, the Company recorded total fee income of $2.9 million, $0.7 million of which was recurring in nature. For the six months ended March 31, 2017, the Company recorded total fee income of $6.4 million, $1.5 million of which was recurring in nature. Recurring fee income primarily consists of servicing fees.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10 Earnings per Share, for the three and six months ended March 31, 2018 and March 31, 2017:

(Share amounts in thousands)	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Earnings (loss) per common share — basic:
Net increase (decrease) in net assets resulting from operations	$19,620	$8,801	$(10,821)	$(65,441)
Weighted average common shares outstanding — basic	140,961	140,961	140,961	141,917
Earnings (loss) per common share — basic	$0.14	$0.06	$(0.08)	$(0.46)
Earnings (loss) per common share — diluted:
Net increase (decrease) in net assets resulting from operations	$19,620	$8,801	$(10,821)	$(65,441)
Weighted average common shares outstanding — diluted	140,961	140,961	140,961	141,917
Earnings (loss) per common share — diluted	$0.14	$0.06	$(0.08)	$(0.46)

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
For income tax purposes, the Company estimates that its distributions for the 2018 calendar year will be composed primarily of ordinary income and the actual character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2018 calendar year. To the extent that the Company’s taxable earnings fall below the amount of distributions paid, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the distributions per share that the Company has paid, including shares issued under the DRIP, on its common stock during the six months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
August 7, 2017	December 15, 2017	December 29, 2017	$0.125	$ 17.3 million	58,456	(1)	$ 0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	(1)	0.5 million
Total for the six months ended March 31, 2018			$0.210	$ 28.8 million	181,340		$ 0.8 million

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution (2)	DRIP Shares Issued		DRIP Shares Value (2)
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	(1)	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	(1)	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	(1)	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	(1)	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	(1)	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	(1)	0.1 million
Total for the six months ended March 31, 2017			$0.32	$ 42.8 million	420,620		$ 2.2 million
 __________
(1) Shares were purchased on the open market and distributed.
(2) Totals do not sum due to rounding.

Common Stock Offering
There were no common stock offerings during the three and six months ended March 31, 2018 and March 31, 2017.
Stock Repurchase Program
On November 28, 2016, the Company’s Board of Directors approved a common stock repurchase program authorizing the Company to repurchase up to $12.5 million in the aggregate of its outstanding common stock through November 28, 2017. During the six months ended March 31, 2017, the Company repurchased 2,298,247 shares of its common stock for $12.5 million, including commissions, under the common stock repurchase plan, and the authorization was fully utilized.

Note 6. Borrowings
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “ING Credit Agreement”) with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. The ING Facility provides that the Company may use the proceeds of the loans and issuances of letters of credit under the ING Facility for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The ING Credit Agreement further allows the Company to request letters of credit from ING Capital LLC, as the issuing bank.
The ING Facility permits up to $600 million of borrowings and includes an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the ING Facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at the Company’s election, either (a) LIBOR (1-, 2-, 3- or 6-month, at the Company’s option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which the Company may make drawings under the ING Facility expires on November 29, 2020 (the “Revolving Termination Date”) and the final maturity date of the ING Facility will occur one year following the Revolving Termination Date.
The ING Facility is secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company or investments in certain portfolio companies of the Company) and guaranteed by certain subsidiaries of the Company pursuant to a Guarantee, Pledge and Security Agreement (“ING Security Agreement”) entered into in

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

connection with the ING Credit Agreement, among the Company, the other obligors party thereto, and ING Capital LLC, as collateral agent to the secured parties. Pursuant to the ING Security Agreement, the Company pledged its entire equity interest in certain immaterial subsidiaries to the collateral agent pursuant to the terms of the ING Security Agreement. As of March 31, 2018, except for assets that were held by the Excluded Subsidiaries, substantially all of the Company's assets were pledged as collateral under the ING Facility.
The ING Credit Agreement and related agreements governing the ING Facility required the Company to, among other things, (i) make representations and warranties regarding the collateral as well as each of the Company’s portfolio companies’ businesses, (ii) agree to certain indemnification obligations, and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a certain minimum stockholders’ equity, (E) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries (subject to certain exceptions), of not less than 2.0:1.0, (F) maintaining a ratio of consolidated EBITDA to consolidated interest expense, of the Company and its subsidiaries (subject to certain exceptions), of not less than (1) 2.0 to 1.0 for the first year following the closing date and (2) 2.25:1.00 thereafter, (G) maintaining a minimum liquidity and net worth, and (H) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. The ING Facility also includes usual and customary default provisions such as the failure to make timely payments under the ING Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the ING Credit Agreement and related agreements governing the ING Facility, which, if not complied with, could accelerate repayment under the ING Facility. As of March 31, 2018, the Company was in compliance with all financial covenants under the ING Facility.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the ING Facility at any particular time or at all.
From May 27, 2010 through November 30, 2017, the Company was party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent (as amended, the “Prior ING Facility”). In connection with the entry into the ING Credit Agreement, the Company repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. During the six months ended March 31, 2018, the Company expensed $0.2 million of unamortized deferred financing costs related to the Prior ING Facility.
As of March 31, 2018, the Company had $183.0 million of borrowings outstanding under the ING Facility, which had a fair value of $183.0 million. The Company's borrowings under the ING Facility bore interest at a weighted average interest rate of 3.637% for the period from November 30, 2017 to March 31, 2018. As of September 30, 2017, the Company had $226.5 million of borrowings outstanding under the Prior ING Facility. The Company’s borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 2.998% for the period from October 1, 2017 to November 30, 2017 and the six months ended March 31, 2017, respectively. For the three and six months ended March 31, 2018, the Company recorded interest expense of $2.5 million and $5.2 million, in the aggregate, related to the Prior ING Facility and the ING Facility. For the three months and six months ended March 31, 2017, the Company recorded interest expense of $3.3 million and $7.5 million, respectively, related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary of the Company, entered into a Loan and Servicing Agreement (as subsequently amended, the "Sumitomo Agreement"), as amended from time to time, with respect to a credit facility ("Sumitomo Facility") with Sumitomo Mitsui Banking Corporation, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto.
Prior to its termination on November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements). Borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. The period during which the Company could have made and reinvested borrowings under the Sumitomo Facility expired on September 16, 2017. On November 24, 2017, the borrower under the Sumitomo Facility, repaid all outstanding borrowings thereunder, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.
The Company's borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 2.901% for the period from October 1, 2017 through termination on November 24, 2017 and the six months ended March 31, 2017,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

respectively. For the six months ended March 31, 2018, the Company recorded interest expense of $0.7 million, including $0.5 million of debt issuance costs that were expensed, related to the Sumitomo Facility. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.6 million and $1.2 million, respectively, related to the Sumitomo Facility.
Excluded Subsidiaries
As of March 31, 2018 and September 30, 2017, FSMP IV and FSMP V had no SBA-guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender their licenses, previously issued in 2010 and 2012, respectively.
During the six months ended March 31, 2017, the SBA-guaranteed debentures held by the Excluded Subsidiaries outstanding carried a weighted average interest rate of 3.023% (excluding the SBA annual charge). For the three and six months ended March 31, 2017, the Company recorded aggregate interest expense of $2.7 million and $4.9 million, respectively, related to the SBA-guaranteed debentures of the Excluded Subsidiaries.
See Notes 13 through 14 for discussion of additional debt obligations of the Company.

Note 7. Interest and Dividend Income
See Note 2 "Investment Income" for a description of the Company's accounting treatment of investment income.

Accumulated PIK interest activity for the three and six months ended March 31, 2018 and March 31, 2017 was as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
PIK balance at beginning of period	$70,181	$62,034	$69,417	$62,630
Gross PIK interest accrued	4,609	5,970	12,655	10,935
PIK income reserves (1)	(2,663)	(2,416)	(8,842)	(4,543)
PIK interest received in cash	(96)	(281)	(1,199)	(3,715)
PIK balance at end of period	$72,031	$65,307	$72,031	$65,307
 ___________________

(1)	PIK income is generally reserved for when a loan is placed on PIK non-accrual status.

As of each of March 31, 2018 and September 30, 2017, there were eight investments on which the Company had stopped accruing cash and/or PIK interest or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,262,666	86.31%	$1,263,718	97.61%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.87	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	187,568	12.82	30,885	2.39	200,210	12.88	66,636	4.68
Total	$1,462,895	100.00%	$1,294,603	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Listed below is a reconciliation of "net increase (decrease) in net assets resulting from operations" to taxable income for the three and six months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Net increase (decrease) in net assets resulting from operations	$19,620	$8,801	$(10,821)	$(65,441)
Net unrealized appreciation (depreciation) on investments and secured borrowings	377	(106,190)	43,849	(31,750)
Book/tax difference due to loan fees	(51)	(152)	213	(136)
Book/tax difference due to exit fees	—	—	—	1,081
Book/tax difference due to organizational and deferred offering costs	(22)	(22)	(44)	(44)
Book/tax difference due to interest income on certain loans	—	(495)	—	(663)
Book/tax difference due to capital losses not recognized	(4,434)	116,229	(3,843)	140,434
Other book/tax differences	(3,964)	(1,178)	(5,170)	(3,049)
Taxable/Distributable Income (1)	$11,526	$16,993	$24,184	$40,432
__________
(1) The Company's taxable income for the three and six months ended March 31, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.
As of September 30, 2017, the Company's last tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$24,409
Net realized capital losses	(465,077)
Unrealized losses, net	(97,839)
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
As of September 30, 2017, the Company had a net capital loss carryforward of $466.6 million, which can be used to offset future capital gains. If not utilized against future gains, $10.3 million of this amount is due to expire on September 30, 2019 and $454.8 million will not expire, of which $71.5 million is available to offset future short-term capital gains and $384.3 million is available to offset future long-term capital gains. During the year ended September 30, 2017, $1.5 million of capital loss carried forward expired.
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

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

During the three months ended March 31, 2018, the Company recorded an aggregate net realized gain on investments and secured borrowings of $4.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AmBath/ReBath Holdings, Inc.	$2.0
Yeti Acquisition, LLC	2.0
Access Medical Acquisition, Inc.	1.0
Other, net	(0.1)
Total, net	$4.9
During the three months ended March 31, 2017, the Company recorded an aggregate net realized loss on investments and secured borrowings of $115.9 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AdVenture Interactive, Corp.	$(47.4)
Answers Corporation	(37.3)
Express Group Holdings LLC	(22.3)
Integrated Petroleum Technologies, Inc.	(11.1)
Other, net	2.2
Total, net	$(115.9)
During the six months ended March 31, 2018, the Company recorded an aggregate net realized gain on investments and secured borrowings of $4.6 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AmBath/ReBath Holdings, Inc.	$2.0
Yeti Acquisition, LLC	2.0
Access Medical Acquisition, Inc.	1.0
Other, net	(0.4)
Total, net	$4.6
During the six months ended March 31, 2017, the Company recorded an aggregate net realized loss on investments and secured borrowings of $139.0 million, which consisted of the following:

($ in millions)
Portfolio Company	Net Realized Gain (Loss)
AdVenture Interactive, Corp.	$(47.4)
Answers Corporation	(37.3)
Express Group Holdings LLC	(22.3)
Senior Loan Fund JV I, LLC	(19.9)
Integrated Petroleum Technologies, Inc.	(11.1)
Other, net	(1.0)
Total, net	$(139.0)
Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings
Net unrealized appreciation or depreciation reflects the net change in the valuation of the portfolio pursuant to the Company's valuation guidelines and the reclassification of any prior period unrealized appreciation or depreciation.
During the three months ended March 31, 2018 and March 31, 2017, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(0.4) million and $106.2 million, respectively. For the three months ended

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

March 31, 2018, this consisted of $5.1 million of net unrealized appreciation on debt investments and $0.4 million of net unrealized depreciation on secured borrowings, offset by $1.2 million of net unrealized depreciation on equity investments and $4.6 million of net reclassifications to realized gains (resulting in unrealized depreciation). For the three months ended March 31, 2017, this consisted of $118.0 million of net reclassifications to realized losses (resulting in unrealized appreciation) and $0.9 million of net unrealized appreciation on debt investments, offset by $12.4 million of net unrealized depreciation on equity investments and $0.3 million of net unrealized appreciation on secured borrowings.
During the six months ended March 31, 2018 and March 31, 2017, the Company recorded net unrealized appreciation (depreciation) on investments and secured borrowings of $(43.8) million and $31.8 million, respectively. For the six months ended March 31, 2018, this consisted of $33.9 million of net unrealized depreciation on debt investments, $5.1 million of net unrealized depreciation on equity investments and $6.9 million of net reclassifications to realized gains (resulting in unrealized depreciation), offset by $2.1 million of net unrealized depreciation on secured borrowings. For the six months ended March 31, 2017, this consisted of $81.3 million of net unrealized depreciation on debt investments, $22.9 million of net unrealized depreciation on equity investments and $0.4 million of net unrealized appreciation on secured borrowings, offset by $136.4 million of net reclassifications to realized losses (resulting in unrealized appreciation).
Note 10. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.
Note 11. Related Party Transactions

As of March 31, 2018 and September 30, 2017, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $8.6 million and $6.8 million, respectively, reflecting the unpaid portion of the base management fees and incentive fees payable to Oaktree and the Former Adviser, respectively.
New Investment Advisory Agreement
Effective October 17, 2017 and as of March 31, 2018, the Company is party to the New Investment Advisory Agreement with Oaktree. Under the New Investment Advisory Agreement, the Company pays Oaktree a fee for its services under the New Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee payable to Oaktree and any incentive fees earned by Oaktree is ultimately borne by common stockholders of the Company.
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
For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the base management fee (net of waivers) incurred under the New Investment Advisory Agreement was $5.4 million and $9.8 million, respectively, which was payable to Oaktree. For each of the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, Oaktree waived a portion of the base management fee, which resulted in waivers of less than $0.1 million, which amounts may be subject to recovery by Oaktree.
Incentive Fee

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

For the three months ended March 31, 2018 and the period from October 17, 2017 to March 31, 2018, the first part of the incentive fee (net of waivers) incurred under the New Investment Advisory Agreement was $3.3 million and $4.1 million, respectively. To ensure compliance of the transactions contemplated by the Purchase Agreement with Section 15 (f) of the 1940 Act, Oaktree entered into a two-year contractual fee waiver with the Company that will waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement. Amounts potentially subject to waiver are accrued quarterly on a cumulative basis and, to the extent required, any fees will be waived or reimbursed as soon as practicable after the end of the two-year period. As of March 31, 2018, there were no incentive fees potentially subject to waiver.

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
Indemnification

The New Investment Advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, Oaktree and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities,

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of Oaktree's services under the New Investment Advisory Agreement or otherwise as investment adviser.
Collection and Disbursement of Fees Owed to the Former Adviser

Under the Former Investment Advisory Agreement described below, both the base management fee and incentive fee on income were calculated and paid to the Former Adviser at the end of each quarter. In order to ensure that the Former Adviser received the compensation earned during the quarter ended December 31, 2017, the initial payment of the base management fee and incentive fee on income under the New Investment Advisory Agreement covered the entire quarter in which the New Investment Advisory Agreement became effective, and was calculated at a blended rate that reflected fee rates under the respective investment advisory agreements for the portion of the quarter in which the Former Adviser and Oaktree were serving as investment adviser. This structure allowed Oaktree to pay the Former Adviser in early 2018, the pro rata portion of the fees that were earned by, but not paid to, the Former Adviser for services rendered to the Company prior to October 17, 2017.
Former Investment Advisory Agreement

The following is a description of the Former Investment Advisory Agreement, which was terminated on October 17, 2017. The Former Investment Advisory Agreement, dated March 20, 2017, was effective January 1, 2017 through its termination on October 17, 2017. The Former Investment Advisory Agreement amended and restated the Company’s third amended and restated investment advisory agreement with the Former Adviser, which was effective as of January 1, 2016, to impose a total return hurdle provision and reduce the “preferred return.”

Through October 17, 2017, the Company paid the Former Adviser a fee for its services under the Former Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee paid to the Former Adviser and any incentive fees earned by the Former Adviser were ultimately borne by common stockholders of the Company.
Base Management Fee

As of January 1, 2016, the base management fee was calculated at an annual rate of 1.75% of the Company’s gross assets, including any borrowings for investment purposes but excluding cash and cash equivalents. The base management fee was payable quarterly in arrears and the fee for any partial month or quarter was appropriately prorated.

For the period from October 1, 2017 to October 17, 2017 and the three and six months ended March 31, 2017, the base management fee (net of waivers) incurred under the investment advisory agreements with the Former Adviser was $1.1 million, $8.0 million and $16.5 million, respectively, all of which were payable to the Former Adviser. For each of the period from October 1, 2017 to October 17, 2017 and the three and six months ended March 31, 2017, the Former Adviser voluntarily waived a portion of the base management fee, which resulted in waivers of $0.1 million.
Incentive Fee

The incentive fee paid to the Former Adviser had two parts. The first part was calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding fiscal quarter. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, was compared to a “hurdle rate” of 1.75% per quarter (2% for periods prior to January 1, 2017), subject to a “catch-up” provision measured as of the end of each quarter. The Company’s net investment income used to calculate this part of the incentive fee was also included in the amount of its gross assets used to calculate the 1.75% base management fee.

From January 1, 2017 to October 17, 2017, in the event the cumulative incentive fee on income accrued from January 1, 2017 (after giving effect to any reduction(s) pursuant to this paragraph for any prior fiscal quarters but not the quarter of calculation) exceeded 20.0% of the cumulative net increase in net assets resulting from operations since January 1, 2017, then the incentive fee on income for the quarter was reduced by an amount equal to (1) 25% of the incentive fee on income calculated for such quarter (prior to giving effect to any reduction pursuant to this paragraph) less (2) any base management fees waived by the Former Adviser for such fiscal quarter. For this purpose, the “cumulative net increase in net assets resulting from operations” was an amount, if positive, equal to the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized capital appreciation and depreciation of the Company from January 1, 2017.

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
For the period from October 1, 2017 to October 17, 2017, no incentive fee was incurred under the Former Investment Advisory Agreement. For the three and six months ended March 31, 2017, incentive fees incurred under the investment advisory agreement with the Former Adviser were $3.2 million and $7.2 million, respectively.
GAAP Accruals

GAAP requires the Company to accrue for the theoretical capital gain incentive fee that would be payable after giving effect to the net unrealized capital appreciation. A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gain incentive fees in subsequent periods. Amounts ultimately paid under the New Investment Advisory Agreement will be consistent with the formula reflected in the New Investment Advisory Agreement. The Company did not accrue for capital gain incentive fees as of March 31, 2018 because the capital gain incentive fee under the New Investment Advisory Agreement will not be charged until the fiscal year ending September 30, 2019.
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
Prior to its termination by its terms on October 17, 2017 and throughout the Company’s 2017 fiscal year, the Company was party to the Former Administration Agreement with the Former Administrator. The Former Administrator was a wholly-owned subsidiary of the Former Adviser. Pursuant to the Former Administration Agreement, the Former Administrator provided services substantially similar to those provided by Oaktree Administrator as described above. For providing these services, facilities and personnel, the Company

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

reimbursed the Former Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Former Administration Agreement.
For the three months ended March 31, 2018, the Company accrued administrative expenses of $0.5 million, including $0.1 million of general and administrative expenses. For the six months ended March 31, 2018, the Company accrued administrative expenses of $1.2 million, including $0.3 million of general and administrative expenses. Of the accrued administrative expenses of $1.2 million for the six months ended March 31, 2018, $0.2 million was due to the Former Administrator for administrative expenses incurred prior to October 17, 2017 and $1.0 million was due to Oaktree Administrator. For the three months ended March 31, 2017, the Company accrued administrative expenses of $0.7 million, including $0.1 million of general and administrative expenses, which were due to the Former Administrator. For the six months ended March 31, 2017, the Company accrued administrative expenses of $2.1 million, including $0.9 million of general and administrative expenses, which were due to the Former Administrator.
As of March 31, 2018 and September 30, 2017, $1.7 million and $1.8 million was included in “Due to affiliate” in the Consolidated Statements of Assets and Liabilities, respectively, reflecting the unpaid portion of administrative expenses payable to Oaktree Administrator and the Former Administrator, respectively.

Note 12. Financial Highlights

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Net asset value per share at beginning of period	$5.81	$7.31	$6.16	$7.97
Net investment income (4)	0.11	0.13	0.20	0.29
Net unrealized appreciation (depreciation) on investments and secured borrowings (4)	—	0.75	(0.31)	0.22
Net realized gain (loss) on investments, secured borrowings and unsecured notes payable (4)	0.03	(0.82)	0.03	(0.98)
Distributions to stockholders (4)	(0.08)	(0.14)	(0.21)	(0.32)
Net issuance/repurchases of common stock (4)	—	—	—	0.05
Net asset value per share at end of period	$5.87	$7.23	$5.87	$7.23
Per share market value at beginning of period	$4.89	$5.37	$5.47	$5.81
Per share market value at end of period	$4.21	$4.62	$4.21	$4.62
Total return (1)	(12.22)%	(11.47)%	(19.57)%	(15.40)%
Common shares outstanding at beginning of period	140,960,651	140,960,651	140,960,651	143,258,785
Common shares outstanding at end of period	140,960,651	140,960,651	140,960,651	140,960,651
Net assets at beginning of period	$819,595	$1,030,272	$867,657	$1,142,288
Net assets at end of period	$827,234	$1,019,626	$827,234	$1,019,626
Average net assets (2)	$826,924	$1,022,264	$838,175	$1,056,627
Ratio of net investment income to average net assets (5)	7.48%	7.34%	6.84%	7.93%
Ratio of total expenses to average net assets (excluding fee waiver and insurance recovery) (5)	9.55%	11.02%	9.61%	10.80%
Effect of fee waivers (5)	0.02%	(0.03)%	(0.02)%	(0.02)%
Effect of insurance recoveries (5)	—%	(0.26)%	—%	(0.24)%
Ratio of net expenses to average net assets (5)	9.57%	10.73%	9.59%	10.54%
Ratio of portfolio turnover to average investments at fair value	15.09%	7.30%	28.46%	17.57%
Weighted average outstanding debt (3)	$573,783	$1,019,808	$613,233	$1,095,118
Average debt per share (4)	$4.07	$7.23	$4.35	$7.72
Asset coverage ratio	241.77%	236.47%	241.77%	236.47%
 __________

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
The 2019 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2019 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2019 Notes Indenture. The Company may repurchase the 2019 Notes in accordance with the 1940 Act and the rules promulgated thereunder. In addition, holders of the 2019 Notes can require the Company to repurchase the 2019 Notes at 100% of their principal amount upon the occurrence of certain change of control events as described in the 2019 Notes Indenture. The 2019 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. During the three months ended March 31, 2018, the Company repurchased and subsequently canceled $21.2 million of the 2019 Notes. The Company recognized a loss of $0.1 million in connection with such transaction.
For each of the three and six months ended March 31, 2018, the Company recorded interest expense of $3.2 million and $6.5 million, respectively, related to the 2019 Notes. For the three and six months ended March 31, 2017, the Company recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes.
As of March 31, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $227.8 million and $230.2 million, respectively.
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
The 2024 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions and with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the 2024 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2024 Notes Indenture. The Company may repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2024 Notes repurchased by the Company may, at the Company's option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2024 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2024 Notes Indenture. During the six months ended March 31, 2018 and 2017, the Company did not repurchase any of the 2024 Notes in the open market.
For each of the three and six months ended March 31, 2018, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes.
As of March 31, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.6 million and $75.0 million, respectively.
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
The 2028 Notes Indenture contains certain covenants, including covenants requiring the Company's compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, as well as covenants requiring the Company to provide financial information to the holders of the 2028 Notes and the Trustee if it ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2028 Notes Indenture. The Company may repurchase the 2028 Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any 2028 Notes repurchased by the Company may, at its option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any 2028 Notes surrendered for cancellation will be promptly canceled and no longer outstanding under the 2028 Notes Indenture. During the six months ended March 31, 2018 and 2017, the Company did not repurchase any of the 2028 Notes in the open market.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For each of the three and six months ended March 31, 2018, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. For the three and six months ended March 31, 2017, the Company recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes.
As of March 31, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.3 million and $86.9 million, respectively.
Note 14. Secured Borrowings
See Note 2 "Secured Borrowings" for a description of the Company's accounting treatment of secured borrowings.
As of March 31, 2018, there were $12.9 million of secured borrowings outstanding. As of March 31, 2018, secured borrowings at fair value totaled $10.7 million and the fair value of the investment that is associated with these secured borrowings was $38.4 million. These secured borrowings were the result of the Company's completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. The Company receives loan servicing fees as it continues to serve as administrative agent for this investment. As a result, the Company earns servicing fees in connection with the loans that were partially sold. During the six months ended March 31, 2018, there were $0.5 million of net repayments on secured borrowings. During the six months ended March 31, 2017, there were $4.8 million of net repayments on secured borrowings.
For the six months ended March 31, 2018, the secured borrowings bore interest at a weighted average interest rate of 8.81%. For the six months ended March 31, 2017, the secured borrowings bore interest at an annual interest rate of 8.93%. For the three and six months ended March 31, 2018, the Company recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2017, the Company recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings.

Note 15. Commitments and Contingencies
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to the Company, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P. ("FSOF") and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of the Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of the Company's portfolio companies and investments, (ii) the expenses allocated or charged to the Company and OCSI, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to the Board of Directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of the Company's portfolio companies or investments as well as expenses allocated or charged to the Company and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. The Company is cooperating with the Division of Enforcement investigation, has produced requested documents, and has been communicating with Division of Enforcement personnel. Oaktree is not subject to these subpoenas.
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its companies. As of March 31, 2018, the Company's only off-balance sheet arrangements consisted of $94.4 million of unfunded commitments, which was comprised of $84.4 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $8.7 million related to unfunded limited partnership interests. As of September 30, 2017, the Company's only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of its portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to its portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company's Consolidated Statements of Assets and Liabilities.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I LLC equity interests, and limited partnership interests) as of March 31, 2018 and September 30, 2017 is shown in the table below:

	March 31, 2018	September 30, 2017
Lift Brands Holdings, Inc.	$12,800	$15,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	7,834	9,326
InMotion Entertainment Group, LLC	6,534	7,544
Edge Fitness, LLC	6,215	8,353
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC	4,180	4,180
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	3,746	2,760
Impact Sales, LLC	3,234	3,234
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Traffic Solutions Holdings, Inc.	2,748	2,998
OmniSYS Acquisition Corporation	2,500	2,500
Datto, Inc.	2,356	—
Access CIG LLC	2,353	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Refac Optical Group	2,080	2,080
SPC Partners VI, L.P. (limited partnership interest)	1,683	2,000
Metamorph US 3, LLC (1)	1,470	1,470
Senior Loan Fund JV 1, LLC	1,328	1,328
TransTrade Operators, Inc. (1)(2)	1,052	1,052
Tailwind Capital Partners II, L.P. (limited partnership interest)	466	391
Webster Capital III, L.P. (limited partnership)	439	736
Ministry Brands, LLC	400	1,708
Sterling Capital Partners IV, L.P. (limited partnership interest)	382	490
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	365
Cenegenics, LLC (1)	297	297
Riverside Fund V, LP (limited partnership interest)	280	539
Milestone Partners IV, LP (limited partnership interest)	230	180
Riverside Fund IV, LP (limited partnership interest)	223	254
ACON Equity Partners III, LP (limited partnership interest)	222	239
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	183
SPC Partners V, L.P. (limited partnership interest)	148	159
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	134	472
Riverlake Equity Partners II, LP (limited partnership interest)	106	129
Baird Capital Partners V, LP (limited partnership interest)	54	—
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Thing5, LLC	—	3,000
Edmentum, Inc. (1)	—	2,664
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc.	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$94,403	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of March 31, 2018 and September 30, 2017.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of March 31, 2018.

OAKTREE SPECIALTY LENDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 16. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the Consolidated Financial Statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the Consolidated Financial Statements as of and for the three and six months ended March 31, 2018, except as discussed below:
On May 3, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.095 per share, payable on June 29, 2018 to stockholders of record on June 15, 2018.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2018	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
9,073 shares of common units			$—	$—	$—	$13,818	$136	$(7,397)	$6,557	0.8%
										—%
Ameritox Ltd. (7)		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.88%		34,921	—	—	4,445	1,004	(5,449)	—	—%
14,090,126.4 Class A Preferred Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
1,602,260.83 Class B Preferred Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
4,930.03 Class A Units in Ameritox Holdings II, LLC			—	—	—	—	—	—	—	—%
Eagle Hospital Physicians, LLC		Healthcare services
Earnout			—	—	—	4,986	98	(152)	4,932	0.6%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	811	11,868	—	—	11,868	1.4%
100% equity interest			—	—	—	2,323	4,993	(2,220)	5,096	0.6%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			32,510	—	363	41,395	974	(9,858)	32,511	3.9%
100% equity interest			—	—	—	3,926	3,011	(3,088)	3,849	0.5%
Keypath Education, Inc.		Advertising
First Lien Term Loan, LIBOR+7% (1% floor) cash due 4/3/2022	9.30%		19,960	—	870	19,960	—	—	19,960	2.4%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/3/2022	9.30%		—	—	9	—	—	—	—	—%
9,073 Class A Units in FS AVI Holdco, LLC			—	—	—	7,918	66	—	7,984	1.0%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	7.31%		4,107	—	135	4,107	—	—	4,107	0.5%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	7.41%		2,003	—	82	2,504	—	(501)	2,003	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	7.31%		1,009	—	37	1,009	—	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	736	1,422	—	2,158	0.3%
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.81%		100,804	—	3,380	101,030	—	(226)	100,804	12.2%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			27,691	—	2,008	27,641	228	(178)	27,691	3.3%
87.5% equity interest			—	—	1,570	5,525	—	(1,281)	4,244	0.5%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2017	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2018	% of Total Net Assets
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	9.32%		$36,759	$—	$1,798	$36,568	$391	$(200)	$36,759	4.4%
First Lien Revolver, LIBOR+6% (1% floor) cash due 4/1/2021	8.32%		1,500	—	1,062	1,250	750	(500)	1,500	0.2%
LC Facility, 6% cash due 4/1/2021			4,752	—	96	4,752	—	—	4,752	0.6%
746,114 Series A Preferred Units, 10%			—	—	—	7,700	335	—	8,035	1.0%
746,114 Common Stock Unit			—	—	—	—	—	—	—	—%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 5% cash due 12/31/2017			15,973	—	—	1,810	—	(1,810)	—	—%
First Lien Revolver, 8% cash due 12/31/2017			7,757	—	—	—	—	(740)	(740)	(0.1)%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	—	—	—	—	—	—	—%
Total Control Investments			$301,614	$—	$12,221	$305,271	$13,408	$(33,600)	$285,079	34.5%

Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2018			—	—	1,738	22,957	308	(23,265)	—	—%
4,668,788 shares of Preferred Stock			—	2,048	—	1,827	221	(2,048)	—	—%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,800	—	540	9,665	92	(28)	9,729	1.2%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	2,534	—	(373)	2,161	0.3%
Total Affiliate Investments			$9,800	$2,048	$2,278	$36,983	$621	$(25,714)	$11,890	1.4%
Total Control & Affiliate Investments			$311,414	$2,048	$14,499	$342,254	$14,029	$(59,314)	$296,969	35.9%

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

(7)	This investment was on cash non-accrual status as of March 31, 2018 and September 30, 2017.

Schedule 12-14
Oaktree Specialty Lending Corporation
Schedule of Investments in and Advances to Affiliates
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
Six months ended March 31, 2017
(unaudited)

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017	% of Total Net Assets
Control Investments
AdVenture Interactive, Corp.		Advertising
First Lien Term Loan, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	8.00%		$19,960	$—	$—	$—	$19,960	$—	$19,960	2.0%
First Lien Revolver, LIBOR+6.75% (1.25% floor) cash due 3/22/2018	8.00%		—	—	—	—	—	—	—	—%
9,073 shares of common stock			—	—	—	—	24,259	—	24,259	2.4%
Ameritox Ltd.		Healthcare services
First Lien Term Loan, LIBOR+5% (1% floor) cash 3% PIK due 4/11/2021	6.00%		39,806	—	1,509	31,039	8,782	(15)	39,806	3.9%
14,090,126.4 Class A Preferred A Units in Ameritox Holdings II, LLC			—	—	—	15,437	1,424	—	16,861	1.7%
1,602,260.83 Class B Preferred A Units in Ameritox Holdings II, LLC			—	—	—	1,755	162	—	1,917	0.2%
4,930.03 Common Units in Ameritox Holdings II, LLC			—	—	—	13,113	—	(10,052)	3,061	0.3%
Eagle Hospital Physicians, LLC		Healthcare services
First Lien Term Loan A, 8% PIK due 4/30/2017			14,460	—	571	13,875	586	(276)	14,185	1.4%
First Lien Term Loan B, 8.1% PIK due 4/30/2017			4,051	—	81	3,887	83	(3,970)	—	—%
First Lien Revolver, 8% cash due 4/30/2017			4,013	—	105	1,913	2,137	(37)	4,013	0.4%
4,100,000 Class A Common Units			—	—	—	7,421	—	(7,421)	—	—%
Express Group Holdings LLC		Oil & gas equipment services
First Lien Term Loan, LIBOR+6% (1% floor) cash due 9/3/2019	7.00%		—	—	(110)	1,193	12,073	(13,266)	—	—%
First Lien Revolver, LIBOR+4.5% (1% floor) cash due 3/9/2019	5.50%		—	—	(2)	6,090	5,211	(11,301)	—	—%
Last-In Revolver, PRIME+3.5% (3.5% floor) cash due 10/7/2016	7.00%		—	—	106	3,000	—	(3,000)	—	—%
14,033,391 Series B Preferred Units			—	—	—	—	3,982	(3,982)	—	—%
280,668 Series A Preferred Units			—	—	—	—	1,593	(1,593)	—	—%
1,456,344 Common Stock Units			—	—	—	—	—	—	—	—%
First Star Aviation, LLC (6)		Airlines
10,104,401 Common Units			—	—	—	2,413	87	(2,500)	—	—%
First Star Bermuda Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash 3% PIK due 8/19/2018			11,868	—	543	11,851	98	(81)	11,868	1.2%
4,293,736 Common Units			—	—	—	5,729	(246)	(1,397)	4,086	0.4%
First Star Speir Aviation Limited (6)		Airlines
First Lien Term Loan, 9% cash due 12/15/2020			41,395	—	1,365	54,214	1,957	(15,512)	40,659	4.0%
2,058,411.64 Common Units			—	—	—	2,839	—	(2,839)	—	—%
New IPT, Inc.		Oil & gas equipment services
First Lien Term Loan, LIBOR+5% (1% floor) cash due 3/17/2021	6.00%		4,107	—	9	—	4,107	—	4,107	0.4%
Second Lien Term Loan, LIBOR+5.1% (1% floor) cash due 9/17/2021	6.10%		2,504	—	7	—	2,504	—	2,504	0.2%
First Lien Revolver, LIBOR+5% (1% floor) cash due 3/17/2021	6.00%		1,009	—	3	—	1,009	—	1,009	0.1%
50.087 Class A Common Units in New IPT Holdings, LLC			—	—	—	—	—	—	—	—%

Portfolio Company/Type of Investment (1)	Cash Interest Rate	Industry	Principal	Net Realized Gain (Loss)	Amount of Interest, Fees or Dividends Credited in Income (2)	Fair Value at October 1, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017	% of Total Net Assets
Senior Loan Fund JV I, LLC (5)		Multi-sector holdings
Subordinated Note, LIBOR+8% cash due 5/2/2021			$—	$—	$2,859	$129,004	$16,546	$(145,550)	$—	—%
Class A Mezzanine Secured Deferrable Floating Rate Notes due 2036 in SLF Repack Issuer 2016 LLC	6.46%		101,030	—	1,796	—	101,030	—	101,030	9.9%
Class B Mezzanine Secured Deferrable Fixed Rate Notes, 15% PIK due 2036 in SLF Repack Issuer 2016 LLC			25,689	—	1,026	—	25,689	—	25,689	2.5%
87.5% equity interest			—	—	700	13,708	434	—	14,142	1.4%
Traffic Solutions Holdings, Inc.		Construction & engineering
First Lien Term Loan, LIBOR+7% (1% floor) cash 2% PIK due 4/1/2021	8.00%		36,372	—	2,083	36,328	626	(582)	36,372	3.6%
First Lien Revolver, LIBOR+7% (1% floor) cash due 4/1/2021	8.00%		1,300	—	82	2,800	3	(1,503)	1,300	0.1%
LC Facility, 6% cash due 4/1/2021			3,518	—	114	3,518	4	(4)	3,518	0.3%
746,114 Series A Preferred Units, 10%			—	—	1,387	20,094	2,630	(161)	22,563	2.2%
746,114 Common Stock Unit			—	—	—	—	1,257	—	1,257	0.1%
TransTrade Operators, Inc. (7)		Air freight and logistics
First Lien Term Loan, 11% cash 3% PIK due 12/31/2017			15,973	—	8	7,046	644	(698)	6,992	0.7%
First Lien Revolver, 8% cash due 12/31/2017			7,436	—	—	—	2,255	(2,255)	—	—%
596.67 Series A Common Units			—	—	—	—	—	—	—	—%
4,000 Series A Preferred Units in TransTrade Holdings LLC			—	—	—	—	—	—	—	—%
5,200,000 Series B Preferred Units in TransTrade Holding LLC			—	—	—	—	—	—	—	—%
Total Control Investments			$334,491	$—	$14,242	$388,267	$240,886	$(227,995)	$401,158	39.3%
Affiliate Investments
AmBath/ReBath Holdings, Inc.		Home improvement retail
First Lien Term Loan B, 12.5% cash 2.5% PIK due 8/31/2017			23,664	—	2,530	24,268	575	(1,306)	23,537	2.3%
4,668,788 shares of Preferred Stock			—	—	—	1,873	—	(271)	1,602	0.2%
Caregiver Services, Inc.		Healthcare services
Second Lien Term Loan, 10% cash 2% PIK due 6/30/2019			9,620	—	580	9,549	97	(116)	9,530	0.9%
1,080,399 shares of Series A Preferred Stock, 10%			—	—	—	4,079	—	(268)	3,811	0.4%
Total Affiliate Investments			$33,284	$—	$3,110	$39,769	$672	$(1,961)	$38,480	3.8%
Total Control & Affiliate Investments			$367,775	$—	$17,352	$428,036	$241,558	$(229,956)	$439,638	43.1%
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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest (net of non-accrual amounts) and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category or out of a different category.

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

(7)	This investment was on cash non-accrual status as of March 31, 2017.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of Oaktree Capital Management, L.P., or Oaktree, to find lower-risk investments to reposition our portfolio and to implement Oaktree’s future plans with respect to our business;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the cost or potential outcome of any litigation to which we may be a party.
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
As of October 17, 2017, we are externally managed by Oaktree, a subsidiary of Oaktree Capital Group, LLC, or OCG, a global investment manager specializing in alternative investments, pursuant to an investment advisory agreement between us and the Investment Adviser, or the New Investment Advisory Agreement. Oaktree Fund Administration, LLC, or Oaktree Administrator, a subsidiary of Oaktree, also provides certain administrative and other services necessary for us to operate. Prior to October 17, 2017, we were externally managed and advised by Fifth Street Management LLC, or the Former Adviser. See “Note 11. Related Party Transactions-New Investment

Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements for a description of the New Investment Advisory Agreement, New Administration Agreement and the investment advisory agreements and administration agreement that were in effect prior to October 17, 2017.
We generally lend to and invest in small and mid-sized companies, primarily in connection with investments by private equity sponsors. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and to a lesser extent, capital appreciation from our equity investments.
Oaktree intends to reposition our portfolio into investments that are better aligned with Oaktree's overall approach to credit investing and that it believes have the potential to generate attractive returns across market cycles. We expect that Oaktree will focus on middle-market companies, which we define as companies with enterprise values of between $100 million and $750 million. Going forward, we expect our portfolio to include a mix of approximately 40% to 60% of first and 35% to 55% of second lien loans, including asset backed loans, unitranche loans, mezzanine loans, approximately 5% to 15% of unsecured loans and 0% to 10% of preferred equity and certain equity co-investments. Our portfolio may also include certain structured finance and other non-traditional structures. We expect to target investments of $30 million to $50 million, on average, although we may invest more or less in certain portfolio companies. We generally invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” and “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Since becoming our investment adviser, Oaktree has performed a comprehensive review of our portfolio and categorized our portfolio into core investments, non-core performing investments and underperforming investments. Certain additional information on such categorization and our portfolio composition is included in investor presentations that we file with the SEC.
Oaktree also intends to rotate us out of approximately $537 million, at fair value, of investments it has identified as non-core investments and an additional $23 million, at fair value, of investments with spreads over LIBOR of less than 4.0% and, over time, to reduce our exposure to smaller investments of less than $10 million. Oaktree will seek to redeploy capital from realization of existing investments into Oaktree-originated investments with higher yields.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, since 2012, lending to middle-market companies has averaged over $170 billion annually according to Thomson Reuters.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression across the middle market, resulting in spreads near historically low levels.
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

New Investment Advisory Agreement with Oaktree
Upon the closing of the transactions, or the Transaction, contemplated by the Asset Purchase Agreement by and among Oaktree, our Former Adviser and, for certain limited purposes, Fifth Street Asset Management Inc., or FSAM, the indirect, partial owner of our Former Adviser, and Fifth Street Holdings L.P., the direct, partial owner of our Former Adviser, on October 17, 2017, Oaktree became the investment adviser to each of Oaktree Strategic Income Corporation, or OCSI, and us, and Oaktree paid gross cash consideration of $320 million to our Former Adviser. The closing of the Transaction resulted in an assignment for purposes of the 1940 Act of our investment advisory agreement with the Former Adviser, or the Former Investment Advisory Agreement, and, as a result, its immediate termination. The material terms of the services to be provided under the New Investment Advisory Agreement, other than the fee structure, are substantially the same as the Former Investment Advisory Agreement, except that services are provided by Oaktree. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.

In order to ensure that the Transaction complied with Section 15(f) of the 1940 Act, Oaktree and our Former Adviser agreed to certain conditions. First, for a period of three years after the closing of the Transaction, at least 75% of the members of our Board of Directors must not be interested persons of Oaktree or our Former Adviser. Second, an “unfair burden” must not be imposed on us as a result of the closing of the Transaction or any express or implied terms, conditions or understandings applicable thereto during the two-year period after the closing of the Transaction. In addition, for the two-year period commencing on October 17, 2017, Oaktree agreed to waive, to the extent necessary, any management or incentive fees payable under the New Investment Advisory Agreement that exceed what would have been paid to the Former Adviser in the aggregate under the Former Investment Advisory Agreement.
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
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, Oaktree obtains and analyzes readily available market quotations provided by independent pricing services for all of our first lien and second lien, or senior secured, debt investments for which quotations are available. In determining the fair value of a particular investment, pricing services use observable market information, including both binding and non-binding indicative quotations.
Oaktree evaluates the quotations provided by independent pricing services and company specific data that could affect the credit quality and/or fair value of the investment. Investments for which market quotations are readily available may be valued at such market quotations. In order to validate market quotations, Oaktree looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Oaktree does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a

“fire sale” by a distressed seller. In these instances, we value such investments by using the valuation procedure that we use with respect to assets for which market quotations are not readily available (as discussed below).
If the quotation provided by the pricing service is based on only one or two market sources, we perform additional procedures to corroborate such information, which may include the market yield technique discussed below and a quantitative and qualitative assessment of the credit quality and market trends affecting the portfolio company.
We perform detailed valuations of our debt and equity investments for which market quotations are not readily available or are deemed not to represent fair value of the investments. We typically use three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value, or EV, of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the 1940 Act. To estimate the EV of a portfolio company, Oaktree analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company, and competitive dynamics in the company’s industry. Oaktree also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase price multiples as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company’s assets and (vii) offers from third parties to buy the portfolio company. We may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and we consider the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded transactions and industry-specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
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
Our Board of Directors undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•
The quarterly valuation process begins with each portfolio company or investment being initially valued by our Investment Adviser’s valuation team in conjunction with Oaktree’s portfolio management team and investment professionals responsible for each portfolio investment;

•Preliminary valuations are then reviewed and discussed with management of Oaktree;

•
Separately, independent valuation firms engaged by our Board of Directors prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to Oaktree and the Audit Committee of our Board of Directors;

•	Oaktree compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;

•	The Audit Committee reviews the preliminary valuations with Oaktree, and Oaktree responds and supplements the preliminary valuations to reflect any discussions between Oaktree and the Audit Committee;

•	The Audit Committee makes a recommendation to our full Board of Directors regarding the fair value of the investments in our portfolio; and

•	Our Board of Directors discusses valuations and determines the fair value of each investment in our portfolio.

The fair value of our investments as of March 31, 2018 and September 30, 2017 was determined in good faith by our Board of Directors. Our Board of Directors has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board of Directors may reasonably rely on that assistance. As of March 31, 2018, 89.2% of our portfolio at fair value was valued either based on market quotations, the transactions precedent approach or by independent valuation firms. However, our Board of Directors is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.
As of March 31, 2018 and September 30, 2017, approximately 97.0% and 95.4%, respectively, of our total assets represented investments at fair value.
Revenue Recognition
Interest and Dividend Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2018, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
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
We may also structure exit fees across certain of our portfolio investments to be received upon the future exit of those investments. These fees are typically paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security when it is determined that PIK interest is no longer collectible. Our determination to cease accruing PIK interest on a loan or debt security is generally made well before our full write-down of such loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of our loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our Consolidated Financial Statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to Oaktree.
To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders as distributions, even though we have not yet collected the cash and may never do so. Accumulated PIK interest was $72.0 million, or 5.1%, of the fair value of our portfolio of investments as of March 31, 2018 and $69.4 million, or 4.5%, of fair value of our portfolio investments as of September 30, 2017. The net increases in loan balances as a result of contractual PIK arrangements are separately identified in our Consolidated Statements of Cash Flows.
Portfolio Composition
Our investments principally consist of loans, purchased equity investments and equity grants in privately-held companies and SLF JV I LLC, or SLF JV I. Our loans are typically secured by a first, second or subordinated lien on the assets of the portfolio company and generally have terms of up to ten years (but an expected average life of between three and four years). We believe the environment for direct lending remains active, and, as a result, a number of our portfolio companies were able to refinance and repay their loans during the six months ended March 31, 2018.
During the six months ended March 31, 2018, we originated $406.2 million of investment commitments in 22 new and two existing portfolio companies and funded $428.0 million of investments.
During the six months ended March 31, 2018, we received $348.2 million in connection with the full repayments and exits of 14 of our investments and an additional $178.5 million in connection with other paydowns and sales of investments.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments is shown in the following tables:

	March 31, 2018	September 30, 2017
Cost:
Senior secured debt	72.85%	74.73%
Subordinated debt	7.41	6.42
Debt investments in SLF JV I	7.73	7.32
LLC equity interests of SLF JV I	0.97	0.92
Purchased equity	6.65	6.40
Equity grants	2.94	2.78
Limited partnership interests	1.45	1.43
Total	100.00%	100.00%

	March 31, 2018	September 30, 2017
Fair value:
Senior secured debt	76.60%	78.01%
Subordinated debt	6.66	6.06
Debt investments in SLF JV I	9.17	8.35
LLC equity interests of SLF JV I	0.30	0.36
Purchased equity	5.02	5.10
Equity grants	0.46	0.45
Limited partnership interests	1.79	1.67
Total	100.00%	100.00%

The industry composition of our portfolio at cost and fair value as a percentage of total investments was as follows:

	March 31, 2018	September 30, 2017
Cost:
Healthcare services	12.13%	11.98%
Multi-sector holdings (1)	10.41	9.87
Internet software & services	9.11	15.37
Construction & engineering	5.27	3.86
Data processing & outsourced services	4.49	4.42
Movies & entertainment	3.77	—
Pharmaceuticals	3.66	3.46
Environmental & facilities services	3.62	2.84
Advertising	3.34	4.82
Airlines	3.02	3.28
Education services	3.00	2.85
Healthcare equipment	2.96	5.67
Specialty stores	2.77	3.33
Property & casualty insurance	2.67	—
Research & consulting services	2.18	2.16
Integrated telecommunication services	2.16	1.75
Leisure facilities	2.10	1.76
Technology distributors	2.06	—
Auto parts & equipment	2.02	1.21
Air freight and logistics	1.96	1.85
Housewares & specialties	1.80	1.70
Diversified support services	1.73	1.29
Consumer electronics	1.42	1.32
Oil & gas exploration & production	1.38	—
Healthcare distributors	1.19	—
Personal products	1.18	—
Apparel, accessories & luxury goods	1.10	0.29
Healthcare technology	0.86	—
Security & alarm services	0.79	0.75
Commodity chemicals	0.66	—
Other diversified financial services	0.61	0.69
Precious metals & minerals	0.44	0.42
Oil & gas equipment services	0.43	1.57
Trucking	0.42	0.40
Industrial machinery	0.40	0.86
Thrift & mortgage finance	0.38	0.41
Commercial printing	0.36	0.34
Distributors	0.34	0.85
Wireless telecommunication services	0.30	—
Restaurants	0.29	0.28
Application software	0.29	2.93
General Merchandise Stores	0.25	—
Food retail	0.25	0.24
IT consulting & other services	0.24	0.23
Specialized finance	0.19	0.18
Casinos & gaming	—	1.33
Home improvement retail	—	1.31
Real estate services	—	0.74
Hypermarkets & super centers	—	0.68
Computer & electronics retail	—	0.36
Multi-utilities	—	0.35
Human resources & employment services	—	—
Total	100.00%	100.00%

	March 31, 2018	September 30, 2017
Fair value:
Multi-sector holdings (1)	11.67%	10.67%
Internet software & services	10.28	17.20
Construction & engineering	5.07	3.26
Healthcare services	5.00	6.09
Data processing & outsourced services	4.56	4.43
Pharmaceuticals	4.51	4.07
Movies & entertainment	4.48	—
Environmental & facilities services	4.35	3.29
Airlines	3.81	3.86
Advertising	3.29	5.43
Specialty stores	3.23	3.69
Property & casualty insurance	3.22	—
Research & consulting services	2.98	2.50
Leisure facilities	2.63	2.11
Education services	2.48	2.48
Auto parts & equipment	2.46	1.41
Technology distributors	2.45	—
Integrated telecommunication services	2.17	2.03
Housewares & specialties	2.14	1.93
Diversified support services	2.06	1.46
Consumer electronics	1.76	1.56
Oil & gas exploration & production	1.65	—
Personal products	1.42	—
Healthcare distributors	1.40	—
Healthcare technology	1.04	—
Apparel, accessories & luxury goods	0.93	0.08
Security & alarm services	0.92	0.85
Commodity chemicals	0.78	—
Other diversified financial services	0.68	0.76
Healthcare equipment	0.67	4.73
Oil & gas equipment services	0.66	1.84
Precious metals & minerals	0.54	0.48
Trucking	0.51	0.46
Application software	0.49	3.50
Industrial machinery	0.46	0.97
Commercial printing	0.43	0.39
Distributors	0.40	0.96
Thrift & mortgage finance	0.37	0.40
Restaurants	0.35	0.32
Wireless telecommunication services	0.33	—
General Merchandise Stores	0.32	—
Food retail	0.30	0.28
Leisure products	0.28	0.38
IT consulting & other services	0.28	0.25
Specialized finance	0.24	0.21
Home improvement retail	—	1.61
Casinos & gaming	—	1.52
Real estate services	—	0.84
Hypermarkets & super centers	—	0.75
Computer & electronics retail	—	0.42
Multi-utilities	—	0.41
Air freight and logistics	(0.05)	0.12
Total	100.00%	100.00%
___________________

(1)	This industry includes our investment in SLF JV I.

Loans and Debt Securities on Non-Accrual Status
As of each of March 31, 2018 and September 30, 2017, there were eight investments on which we had stopped accruing cash and/or PIK interest or OID income.
The percentages of our debt investments at cost and fair value by accrual status as of March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018				September 30, 2017
	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$1,262,666	86.31%	$1,263,718	97.61%	$1,344,535	86.46%	$1,357,794	95.29%
PIK non-accrual (1)	12,661	0.87	—	—	10,227	0.66	379	0.03
Cash non-accrual (2)	187,568	12.82	30,885	2.39	200,210	12.88	66,636	4.68
Total	$1,462,895	100.00%	$1,294,603	100.00%	$1,554,972	100.00%	$1,424,809	100.00%
 ___________________

(1)	PIK non-accrual status is inclusive of other non-cash income, where applicable.

(2)	Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

Senior Loan Fund JV I, LLC
In May 2014, we entered into a limited liability company, or LLC, agreement with Trinity Universal Insurance Company, a subsidiary of Kemper Corporation, or Kemper, to form SLF JV I. On July 1, 2014, SLF JV I began investing in senior secured loans of middle-market companies and other corporate debt securities. We co-invest in these securities with Kemper through our investment in SLF JV I. SLF JV I is managed by a four person board of directors, two of whom are selected by us and two of whom are selected by Kemper. All portfolio decisions and investment decisions in respect of SLF JV I must be approved by the SLF JV I investment committee, which consists of one representative selected by us and one representative selected by Kemper (with approval from a representative of each required). SLF JV I is capitalized pro rata with LLC equity interests as transactions are completed and may be capitalized with additional Class A mezzanine senior secured deferrable floating rate notes and Class B mezzanine senior secured deferrable fixed rate notes, or, collectively, the mezzanine notes, issued to us and Kemper by SLF Repack Issuer 2016 LLC, a wholly-owned subsidiary of SLF JV I. The mezzanine notes mature on October 12, 2036. As of March 31, 2018 and September 30, 2017, we and Kemper owned, in the aggregate, 87.5% and 12.5%, respectively, of the LLC equity interests of SLF JV I. As of March 31, 2018 and September 30, 2017, we and Kemper owned 87.5% and 12.5%, respectively, of the outstanding mezzanine notes.
SLF JV I's portfolio consisted of middle-market and other corporate debt securities of 40 and 32 "eligible portfolio companies" (as defined in the Section 2(a)(46) of the 1940 Act) as of March 31, 2018 and September 30, 2017, respectively. The portfolio companies in SLF JV I are in industries similar to those in which we may invest directly.
SLF JV I has a senior revolving credit facility with Deutsche Bank AG, New York Branch, or, as amended, the Deutsche Bank I Facility, which as of March 31, 2018 permitted up to $200.0 million of borrowings as of March 31, 2018 and September 30, 2017. As of March 31, 2018, the stated maturity date of the Deutsche Bank I Facility was July 1, 2023, and borrowings under the Deutsche Bank I Facility bear interest at a rate equal to 3-month London Interbank Offered Rate, or LIBOR, plus 2.25% per annum during the reinvestment period and at a rate equal to LIBOR plus 2.40% per annum during the amortization period. The reinvestment period of the Deutsche Bank I Facility expires on July 7, 2018. There was $125.1 million and $71.5 million outstanding under the Deutsche Bank I Facility as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, borrowings under the Deutsche Bank I Facility are secured by all of the assets of the special purpose financing vehicle of SLF JV I.
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
As of March 31, 2018 and September 30, 2017, SLF JV I had total assets of $322.9 million and $276.8 million, respectively. As of March 31, 2018, our investment in SLF JV I consisted of LLC equity interests of $4.2 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $100.8 million and $27.7 million, at fair value, respectively. As of September 30, 2017, our investment in SLF JV I consisted of LLC equity interests of $5.5 million, at fair value, and Class A mezzanine secured deferrable floating rate notes and Class B mezzanine secured deferrable fixed rate notes of $101.0 million and $27.6 million, at fair value, respectively. In connection with the restructuring of our and Kemper’s investment in SLF JV I in December 2016, we and Kemper exchanged our holdings of subordinated notes of SLF JV I for the mezzanine notes issued by SLF

Repack Issuer 2016 LLC, a newly formed, wholly-owned, special purpose issuer subsidiary of SLF JV I, which are secured by SLF JV I’s LLC equity interests in the special purpose entities serving as borrowers under the Deutsche Bank I Facility and, prior to its termination, the Deutsche Bank II Facility each described above. The mezzanine notes are senior in right of payment to the SLF JV I LLC equity interests and any contributions we make to fund investments of SLF JV I through SLF Repack Issuer 2016 LLC.
As of each of March 31, 2018 and September 30, 2017, we and Kemper had funded approximately $165.5 million to SLF JV I, of which $144.8 million was from us. As of March 31, 2018, we and Kemper had the option to fund additional mezzanine notes, subject to additional equity funding to SLF JV I. As of each of March 31, 2018 and September 30, 2017, we had commitments to fund LLC equity interests in SLF JV I of $17.5 million, of which $1.3 million was unfunded.
Below is a summary of SLF JV I's portfolio, followed by a listing of the individual loans in SLF JV I's portfolio as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Senior secured loans (1)	$305,086	$245,063
Weighted average interest rate on senior secured loans (2)	7.82%	7.70%
Number of borrowers in SLF JV I	40	32
Largest exposure to a single borrower (1)	$18,021	$18,374
Total of five largest loan exposures to borrowers (1)	$77,305	$82,728
__________________
(1) At principal amount.
(2) Computed using the annual interest rate on accruing senior secured loans.

SLF JV I Portfolio as of March 31, 2018

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Accudyne Industries, LLC	Industrial machinery	First Lien	8/18/2024	LIBOR+3.25% (1% floor)	5.13%	$9,975	$9,975	$10,043
AdVenture Interactive, Corp. (3)	Advertising	927 Common Stock Shares					1,390	670
Allied Universal Holdco LLC (3)	Security & alarm services	First Lien	7/28/2022	LIBOR+3.75% (1% floor)	6.05%	6,947	6,998	6,861
Ameritox Ltd. (3)(5)	Healthcare services	First Lien	4/11/2021	LIBOR+5% (1% floor) 3% PIK	6.88%	5,247	4,821	—
		301,913.06 Class B Preferred Units					302	—
		928.96 Class A Common Units					5,474	—
Total Ameritox Ltd.						5,247	10,597	—
Asset International, Inc.	Research & Consulting Services	First Lien	12/29/2024	LIBOR+4.5% (1% floor)	6.80%	6,983	6,848	6,948
ATS Consolidated Inc.	Data processing & outsourced services	First Lien	2/28/2025	LIBOR+3.75% (1% floor)	5.55%	11,000	11,018	11,144
BJ's Wholesale Club, Inc.	Hypermarkets & super centers	First Lien	1/26/2024	LIBOR+3.75% (1% floor)	5.19%	4,962	4,968	4,964
Chloe Ox Parent LLC	Healthcare services	First Lien	12/14/2024	LIBOR+5% (1% floor)	7.30%	10,000	9,902	10,125
Clearent Newco, LLC	Application software	First Lien	3/20/2024	LIBOR+4% (1% floor)	6.20%	6,929	6,825	6,825
		Delayed Draw	3/20/2024	LIBOR+4% (1% floor)	6.20%	—	(30)	(30)
		First Lien Revolver	3/20/2023	PRIME+4% (1% floor)	7.75%	187	171	171
Total Clearent Newco, LLC						7,116	6,966	6,966
Compuware Corporation	Internet software & services	First Lien B3	12/15/2021	LIBOR+4.25% (1% floor)	5.38%	11,097	10,998	11,250
DFT Intermediate LLC	Specialized finance	First Lien	3/1/2023	LIBOR+5.5% (1% floor)	7.81%	10,642	10,419	10,642
Dodge Data & Analytics LLC (3)	Data processing & outsourced services	First Lien	10/31/2019	LIBOR+8.75% (1% floor)	10.50%	9,059	9,083	9,013
DTZ U.S. Borrower, LLC	Real estate services	First Lien	11/4/2021	LIBOR+3.25% (1% floor)	5.23%	6,929	6,958	6,906

Portfolio Company	Industry	Investment Type	Maturity Date	Current Interest Rate(1)(4)	Cash Interest Rate	Principal	Cost	Fair Value (2)
Edge Fitness, LLC	Leisure facilities	First Lien	12/31/2019	LIBOR+7.75% (1% floor)	10.07%	$10,600	$10,601	$10,600
EOS Fitness Opco Holdings, LLC (3)	Leisure facilities	First Lien	12/30/2019	LIBOR+8.25% (0.75% floor)	9.92%	18,005	17,852	18,185
Eton (3)	Research & consulting services	Second Lien	3/16/2026	LIBOR+7.50%	9.51%	6,000	5,970	6,030
Everi Payments Inc.	Casinos & gaming	First Lien	5/9/2024	LIBOR+4.5% (1% floor)	5.49%	4,962	4,939	5,007
Falmouth Group Holdings Corp.	Specialty chemicals	First Lien	12/13/2021	LIBOR+6.75% (1% floor)	8.63%	4,528	4,497	4,536
Garretson Resolution Group, Inc.	Diversified support services	First Lien	5/22/2021	LIBOR+6.5% (1% floor)	8.19%	5,797	5,780	5,339
Gigamon Inc.	Systems software	First Lien	12/18/2024	LIBOR+4.5% (1% floor)	6.80%	7,980	7,903	8,060
InMotion Entertainment Group, LLC (3)	Consumer electronics	First Lien A	10/1/2021	LIBOR+7.25% (1.25% floor)	9.57%	8,625	8,642	8,625
		First Lien B	10/1/2021	LIBOR+7.25% (1.25% floor)	9.57%	8,625	8,542	8,625
Total InMotion Entertainment Group, LLC						17,250	17,184	17,250
Keypath Education, Inc. (3)	Advertising	First Lien	4/3/2022	LIBOR+7% (1.00% floor)	9.30%	2,040	2,039	2,040
		927 shares Common Stock					1,088	815
Total Keypath Education, Inc.						2,040	3,127	2,855
Lift Brands, Inc. (3)	Leisure facilities	First Lien	12/23/2019	LIBOR+7.5% (1% floor)	9.81%	18,021	18,006	18,021
Metamorph US 3, LLC (3)(5)	Internet software & services	First Lien	12/1/2020	LIBOR+5.5% (1% floor) 2% PIK	7.38%	10,103	9,168	3,836
Morphe LLC (3)	Personal products	First Lien	2/10/2023	LIBOR+6% (1% floor)	8.30%	4,462	4,418	4,463
Motion Recruitment Partners LLC	Human resources & employment services	First Lien	2/13/2020	LIBOR+6% (1% floor)	7.89%	4,267	4,229	4,267
NAVEX Global, Inc.	Internet software & services	First Lien	11/19/2021	LIBOR+4.75% (1% floor)	6.13%	5,928	5,901	5,955
New IPT, Inc. (3)	Oil & gas equipment & services	First Lien	3/17/2021	LIBOR+5% (1% floor)	7.31%	1,794	1,794	1,794
		Second Lien	9/17/2021	LIBOR+5.1% (1% floor)	7.41%	875	875	875
		21.876 Class A Common Units				—	—	942
Total New IPT, Inc.						2,669	2,669	3,611
Northern Star Industries Inc.	Electrical components & equipment	First Lien	3/31/2025	LIBOR+4.75% (1% floor)	7.04%	7,000	6,965	6,965
Novetta Solutions, LLC	Internet software & services	First Lien	9/30/2022	LIBOR+5% (1% floor)	6.88%	6,087	6,038	5,924
OCI Beaumont LLC	Commodity chemicals	First Lien	2/16/2025	LIBOR+4.25% (1% floor)	6.55%	8,000	7,990	8,062
OmniSYS Acquisition Corporation (3)	Diversified support services	First Lien	11/21/2018	LIBOR+7.5% (1% floor)	9.80%	10,232	10,234	10,232
Refac Optical Group (3)	Specialty stores	First Lien A	9/30/2018	LIBOR+8%	9.88%	3,598	3,590	3,598
Salient CRGT, Inc. (3)	IT consulting & other services	First Lien	2/28/2022	LIBOR+5.75% (1% floor)	7.63%	2,346	2,308	2,375
Scientific Games International, Inc.	Casinos & gaming	First Lien	8/14/2024	LIBOR+2.75%	4.74%	6,615	6,583	6,647
SHO Holding I Corporation	Footwear	First Lien	10/27/2022	LIBOR+5% (1% floor)	6.79%	8,551	8,525	8,209
TravelClick, Inc. (3)	Internet software & services	Second Lien	11/6/2021	LIBOR+7.75% (1% floor)	9.63%	5,127	5,127	5,139
TV Borrower US, LLC	Integrated telecommunications services	First Lien	2/22/2024	LIBOR+4.75% (1% floor)	7.05%	2,029	2,020	2,034
Uber Technologies Inc.	Application software	First Lien	3/21/2025	LIBOR+4% (1% floor)	6.03%	10,000	9,950	10,058
Valet Merger Sub, Inc. (3)	Environmental & facilities services	First Lien	9/24/2021	LIBOR+6.25% (1% floor)	8.14%	12,932	12,813	12,932
						$305,086	$310,507	$295,722

__________________
(1) Represents the current interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted.
(2) Represents the current determination of fair value as of March 31, 2018 utilizing a similar technique as us in accordance with ASC 820. However, the determination of such fair value is not included in our Board of Directors' valuation process described elsewhere herein.
(3) This investment is held by both us and SLF JV I as of March 31, 2018.
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
(5) This investment was on cash non-accrual status as of March 31, 2018. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
Both the cost and fair value of the Class A mezzanine secured deferrable floating rate notes of SLF JV I held by us were $100.8 million and $101.0 million as of March 31, 2018 and September 30, 2017, respectively. We earned cash interest of $1.6 million and $3.4 million on our investments in these notes for the three and six months ended March 31, 2018, respectively. We earned interest of $1.6 million and $1.8 million on our investments in these notes for the three and six months ended March 31, 2017, respectively. Both the cost and fair value of the Class B mezzanine secured deferrable fixed rate notes of SLF JV I held by us were $27.7 million and $27.6 million as of March 31, 2018 and September 30, 2017, respectively. We earned PIK interest of $1.0 million and $2.0 million on our investments in these notes for the three and six months ended March 31, 2018, respectively. We earned PIK interest of $0.9 million and $1.0 million on our investments in these notes for the three and six months ended March 31, 2017, respectively. Prior to their repayment, the subordinated notes of SLF JV I bore interest at a rate of LIBOR plus 8.0% per annum, and we earned interest income of $2.9 million on its investments in these notes for the period from September 30, 2106 through their redemption in December 2016. The cost and fair value of the LLC equity interests in SLF JV I held by us was $16.2 million and $4.2 million, respectively, as of March 31, 2018, and $16.2 million and $5.5 million, respectively, as of September 30, 2017. We earned dividend income of $1.6 million for the three and six months ended March 31, 2018, with respect to our investment in LLC equity interests. We did not earn dividend income for the three months ended March 31, 2017 and earned dividend income of $0.7 million for the six months ended March 31, 2017, with respect to our LLC equity interests. The LLC equity interests are dividend producing to the extent SLF JV I has residual cash to be distributed on a quarterly basis.

Below is certain summarized financial information for SLF JV I as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments in loans at fair value (cost March 31, 2018: $310,507; cost September 30, 2017: $251,648)	$295,722	$235,526
Receivables from secured financing arrangements at fair value (cost March 31, 2018: $9,798; cost September 30, 2017: $9,783)	7,980	8,305
Cash and cash equivalents	13,099	24,389
Restricted cash	3,637	5,097
Other assets	2,444	3,485
Total assets	$322,882	$276,802

Senior credit facilities payable	$125,053	$113,053
Debt securities payable at fair value (proceeds March 31, 2018: $146,851; proceeds September 30, 2017: $147,052)	146,851	147,052
Other liabilities	46,112	10,383
Total liabilities	318,016	270,488
Members' equity	4,866	6,314
Total liabilities and members' equity	$322,882	$276,802

	Three months ended March 31, 2018	Three months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Selected Statements of Operations Information:
Interest income	$4,929	$5,697	$9,657	$12,456
Other income	49	20	49	328
Total investment income	4,978	5,717	9,706	12,784
Interest expense	4,915	5,358	10,060	11,372
Other expenses	111	87	272	495
Total expenses (1)	5,026	5,445	10,332	11,867
Net unrealized appreciation (depreciation)	1,219	9,426	993	(13,047)
Net realized gain (loss)	(17)	(9,374)	(21)	13,334
Net income	$1,154	$324	$346	$1,204
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
During the six months ended March 31, 2018 and March 31, 2017, we did not sell any investments to SLF JV I.
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

Comparison of three and six months ended March 31, 2018 and March 31, 2017
Total Investment Income
Total investment income includes interest on our investments, fee income and other investment income.
Total investment income for the three months ended March 31, 2018 and March 31, 2017 was $34.8 million and $45.6 million, respectively. For the three months ended March 31, 2018, this amount primarily consisted of $28.6 million of interest income from portfolio investments (which included $1.9 million of PIK interest), $3.9 million of fee income and $2.3 million of dividend income. For the three months ended March 31, 2017, this amount primarily consisted of $41.9 million of interest income from portfolio investments (which included $3.6 million of PIK interest), $2.9 million of fee income and $0.8 million of dividend income.
The decrease of $10.8 million in our total investment income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was due primarily to a $13.3 million decrease in interest income, which was primarily attributable to a decrease in the size of our investment portfolio, partially offset by a $1.1 million increase in fee income, which was attributable to higher structuring fees earned during the three months ended March 31, 2018, and a $1.4 million increase in dividend income, which was attributable to higher dividend income earned on our investment in SLF JV I in the current quarter.
Total investment income for the six months ended March 31, 2018 and March 31, 2017 was $68.7 million and $97.3 million, respectively. For the six months ended March 31, 2018, this amount primarily consisted of $60.4 million of interest income from portfolio investments (which included $3.8 million of PIK interest), $5.0 million of fee income and $3.3 million of dividend income. For the six months ended March 31, 2017, this amount primarily consisted of $88.6 million of interest income from portfolio investments (which included $6.4 million of PIK interest), $6.4 million of fee income and $2.3 million of dividend income.
The decrease of $28.7 million in our total investment income for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, was due primarily to a $28.2 million decrease in interest income, which was attributable to a decrease in the size of our investment portfolio, a $1.4 million decrease in fee income, which was attributable to a higher number of advisory and structuring fees earned during the six months ended March 31, 2017, offset by a $1.0 million increase in dividend income, which was attributable to higher dividend income earned on our investment in SLF JV I during the six months ended March 31, 2018.
Expenses
Net expenses (expenses net of fee waivers and insurance recoveries) for the three months ended March 31, 2018 and March 31, 2017 were $19.5 million and $27.1 million, respectively. Net expenses decreased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, by $7.5 million, or 27.9%, due primarily to a $2.6 million decrease in base management fees (net of fee waivers), which was attributable to a reduction in the size of our portfolio and a reduction in the base management fee rate under the New Investment Advisory Agreement, a $4.2 million decrease in interest expense attributable to lower levels of outstanding debt in the current quarter and a $0.5 million decrease in general and administrative expenses.
Net expenses (expenses net of fee waivers and insurance recoveries) for the six months ended March 31, 2018 and March 31, 2017 were $40.1 million and $55.5 million, respectively. Net expenses decreased for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, by $15.4 million, or 27.8%, due primarily to a $5.6 million decrease in base management fees (net of fee waivers), which was attributable to a reduction in the size of our portfolio and a reduction in the base management fee rate under the New Investment Advisory Agreement, a $3.2 million decrease in Part I incentive fees, which was attributable to lower pre-incentive fee net investment income in the current period, a $7.8 million decrease in interest expense attributable to lower levels of outstanding debt in the current period and a $1.0 million decrease in general and administrative expenses, partially offset by a $2.4 million increase in professional fees (net of insurance recoveries).
Net Investment Income
As a result of the $10.8 million decrease in total investment income and the $7.5 million decrease in net expenses, net investment income for the three months ended March 31, 2018 decreased by $3.2 million, or 17.5%, compared to the three months ended March 31, 2017.
As a result of the $28.7 million decrease in total investment income and the $15.4 million decrease in net expenses, net investment income for the six months ended March 31, 2018 decreased by $13.2 million, or 31.6%, compared to the six months ended March 31, 2017.
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
Net realized gain on investments and secured borrowings was $4.9 million for the three months ended March 31, 2018, which was driven by realizations in connection with the disposition of investments in three portfolio companies. Net realized loss on investments and secured borrowings was $115.9 million for the three months ended March 31, 2017, which was driven by realizations in connection with the restructuring or disposition of investments in four portfolio companies.
Net realized gain on investments and secured borrowings was $4.6 million for the six months ended March 31, 2018, which was driven by realizations in connection with the disposition of investments in three portfolio companies. Net realized loss on investments and secured borrowings was $139.0 million for the six months ended March 31, 2017, which was driven by realizations in connection with the restructuring or disposition of investments in five portfolio companies.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding investment realization events for the three and six months ended March 31, 2018 and March 31, 2017.
Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

Net unrealized appreciation or depreciation is the net change in the fair value of our investments and secured borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net unrealized depreciation on investments and secured borrowings was $0.4 million for the three months ended March 31, 2018. Net unrealized appreciation on investments and secured borrowings was $106.2 million for the three months ended March 31, 2017. Net unrealized depreciation for the three months ended March 31, 2017 was primarily the result of $116.4 million of net reclassifications to realized losses (resulting in unrealized appreciation) in connection with the restructuring or disposition of four portfolio companies, partially offset by write-downs across the investment portfolio.

Net unrealized depreciation on investments and secured borrowings was $43.8 million for the six months ended March 31, 2018. Net unrealized depreciation for the six months ended March 31, 2018 was primarily the result of significant write-downs on our investment portfolio, including $39.9 million of aggregate write-downs on three investments. Net unrealized appreciation of $31.8 million for the six months ended March 31, 2017 was primarily the result of $116.4 million of net reclassifications to realized losses (resulting in unrealized appreciation) in connection with the restructuring or disposition of four portfolio companies, partially offset by write-downs across the investment portfolio, including $82.9 million of aggregate write-down on investment in four portfolio companies.
See “Note 9. Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments and Secured Borrowings” in the Consolidated Financial Statements for more details regarding unrealized appreciation (depreciation) on investments and secured borrowings for the three and six months ended March 31, 2018 and March 31, 2017.

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
In the future, we may also securitize a portion of our investments. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. We may from time to time repurchase or redeem some or all of our outstanding notes in open-market transactions, privately negotiated transactions or otherwise. We generally expect to target a debt to equity ratio of 0.70x to 0.85x (i.e., one dollar of equity for each $0.70 to $0.85 of debt outstanding). On March 23, 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals.  Our board of directors has not taken any action to reduce the asset coverage requirements applicable to us.

We generally expect to fund the growth of our investment portfolio through equity offerings and debt capital (to the extent permissible under the 1940 Act).  We cannot assure you, however, that our efforts to do so will be successful. For example, our common stock has generally traded at prices below net asset value for the past several years, and we are currently limited in our ability to raise additional equity at prices below the then-current net asset value per shares.
For the six months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents of $45.1 million. During that period, we received $85.4 million of net cash from operating activities, primarily from $535.5 million of principal payments, PIK payments and sale proceeds received and the cash activities related to $28.6 million of net investment income, partially offset by funding $427.9 million of investments and net revolvers. During the same period, net cash used by financing activities was $130.5 million, primarily consisting of $73.0 million of net repayments under our credit facilities, $21.2 million of repurchases of unsecured notes, $0.5 million of repayments of secured borrowings, $28.8 million of cash distributions paid to our stockholders, $6.2 million of payments of deferred financing costs and $0.8 million of repurchases of common stock under our dividend reinvestment plan, or DRIP.
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
As of March 31, 2018, we had $8.2 million in cash and cash equivalents (including $0.2 million of restricted cash), portfolio investments (at fair value) of $1.4 billion, $7.8 million of interest, dividends and fees receivable, $8.3 million of net payables from unsettled transactions, $183.0 million of borrowings outstanding under our credit facilities, $385.8 million of unsecured notes payable (net of unamortized financing costs), $10.7 million of secured borrowings (at fair value) and unfunded commitments of $94.4 million.
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
Significant Capital Transactions
The following table reflects the distributions per share that our Board of Directors has paid, including shares issued under our DRIP, on our common stock since October 1, 2016:

Date Declared	Record Date	Payment Date	Amount per Share	Cash Distribution	DRIP Shares Issued (1)	DRIP Shares Value
August 3, 2016	October 14, 2016	October 31, 2016	$0.06	$ 8.2 million	81,391	$ 0.4 million
August 3, 2016	November 15, 2016	November 30, 2016	0.06	8.2 million	80,962	0.4 million
October 18, 2016	December 15, 2016	December 30, 2016	0.06	7.7 million	70,316	0.4 million
October 18, 2016	January 13, 2017	January 31, 2017	0.06	8.0 million	73,940	0.4 million
October 18, 2016	February 15, 2017	February 28, 2017	0.06	8.0 million	86,120	0.4 million
February 6, 2017	March 15, 2017	March 31, 2017	0.02	2.7 million	27,891	0.1 million
February 6, 2017	June 15, 2017	June 30, 2017	0.02	2.7 million	20,502	0.1 million
February 6, 2017	September 15, 2017	September 29, 2017	0.125	17.0 million	118,992	0.7 million
August 7, 2017	December 15, 2017	December 29, 2017	0.125	17.3 million	58,456	0.3 million
February 5, 2018	March 15, 2018	March 30, 2018	0.085	11.5 million	122,884	0.5 million
 ______________

(1)	Shares were purchased on the open market and distributed.
On November 28, 2016, our Board of Directors approved a common stock repurchase program authorizing us to repurchase up to $12.5 million in the aggregate of our outstanding common stock through November 28, 2017. Common stock repurchases under the program were made in the open market. During the six months ended March 31, 2017, we repurchased 2,298,247 shares of our common stock for $12.5 million, including commissions, under the common stock repurchase program, and the authorization was fully utilized.
Indebtedness
See “Note 6. Borrowings” in the Consolidated Financial Statements for more details regarding our indebtedness and secured borrowings.
Excluded Subsidiaries
As of September 30, 2017, Fifth Street Mezzanine Partners IV, L.P., or FSMP IV, and Fifth Street Mezzanine Partners V, L.P., or FSMP V, had no U.S. Small Business Administration, or SBA, guaranteed debentures outstanding. On January 17, 2018, the SBA approved FSMP IV's and FSMP V's requests to surrender their respective licenses. We intend to redeploy the cash previously held at these subsidiaries.
For the three and six months ended March 31, 2017, we recorded aggregate interest expense of $2.7 million and $4.9 million, respectively, related to the SBA-guaranteed debentures of both FSMP IV and FSMP V.
ING Facility
On November 30, 2017, the Company entered into a senior secured revolving credit facility, or the ING Facility, pursuant to a Senior Secured Revolving Credit Agreement, or the ING Credit Agreement, with the lenders party thereto, ING Capital LLC, as administrative agent, ING Capital LLC, JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents. As of March 31, 2018, the ING Facility permits up to $600 million of borrowings and includes an “accordion” feature that permits us, under certain circumstances, to increase the size of the ING Facility up to $800 million. Borrowings under the ING Credit Agreement bear interest at a rate equal to, at our election, either (a) LIBOR (1-, 2-, 3- or 6-month, at our option) plus a margin of 2.25%, 2.50% or 2.75% per annum depending on our senior debt coverage ratio as calculated under the ING Credit Agreement, with no LIBOR floor or (b) an alternate base rate plus a margin of 1.25%, 1.50% or 1.75% per annum depending on the Company’s senior debt coverage ratio as calculated under the ING Credit Agreement. The period during which we may make drawings under the ING Facility expires on November 29, 2020, or the Revolving Termination Date, and the final maturity date of the ING Facility will occur one year following the Revolving Termination Date.
Each loan or letter of credit originated under the ING Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the ING Facility at any particular time or at all.
The following table describes significant financial covenants, as of March 31, 2018, with which we must comply under the ING Facility on a quarterly basis:

Financial Covenant	Description	Target Value	December 31, 2017 Reported Value (1)
Minimum shareholders' equity	Net assets shall not be less than the greater of (a) 40% of total assets and (b) $700 million plus 50% of the aggregate net proceeds of all sales of equity interests after November 30, 2017	$700 million	$820 million
Asset coverage ratio	Asset coverage ratio shall not be less than 2.00:1	2.00:1	2.31:1
Interest coverage ratio	Interest coverage ratio shall not be less than 2.00:1	2.00:1	2.38:1
Minimum net worth	Net worth shall not be less than $650 million	$650 million	$710 million
 ___________
(1) As contractually required, we report financial covenants based on the last filed quarterly or annual report, in this case our Quarterly Report on Form 10-Q for the three months ended December 31, 2017. We were in compliance with all financial covenants under the ING Facility based on the financial information contained in this Quarterly Report Form 10-Q as of and for the three months ended March 31, 2018.
From May 27, 2010 through November 30, 2017, we were party to a secured syndicated revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, or, as amended, the Prior ING Facility. In connection with the entry into the ING Credit Agreement, we repaid all outstanding borrowings under the Prior ING Facility following which the Prior ING Facility was terminated. Obligations under the Prior ING Facility would have otherwise matured on August 6, 2018. As of March 31, 2018, we had $183.0 million of borrowings outstanding under the ING Facility, which had a fair value of $183.0 million. Our borrowings under the ING Facility bore interest at a weighted average interest rate of 3.637% for the period from November 30, 2017 to March 31, 2018. As of September 30, 2017, we had $226.5 million of borrowings outstanding under the Prior ING Facility. Our borrowings under the Prior ING Facility bore interest at a weighted average interest rate of 3.705% and 2.998% for the period from October 1, 2017 to November 30, 2017 and the six months ended March 31, 2017, respectively.

For the three months ended March 31, 2018, we recorded interest expense of $2.5 million related to the ING Facility. For the six months ended March 31, 2018, we recorded interest expense of $5.2 million, in the aggregate, related to the Prior ING Facility and the ING Facility. For the three and six months ended March 31, 2017, we recorded interest expense of $3.3 million and $7.5 million, respectively, related to the Prior ING Facility.
Sumitomo Facility
On September 16, 2011, a consolidated wholly-owned bankruptcy remote, special purpose subsidiary entered into a credit facility, or the Sumitomo Facility, with SMBC, an affiliate of Sumitomo Mitsui Financial Group, Inc., as administrative agent, and each of the lenders from time to time party thereto. Prior to November 24, 2017, the Sumitomo Facility permitted up to $125 million of borrowings (subject to collateral requirements). Borrowings under the Sumitomo Facility bore interest at a rate of either (i) LIBOR (1-month) plus 2.00% per annum, with no LIBOR floor, if the borrowings under the Sumitomo Facility were greater than 35% of the aggregate available borrowings under the Sumitomo Facility or (ii) LIBOR (1-month) plus 2.25% per annum, if the borrowings under the Sumitomo Facility were less than or equal to 35% of the aggregate available borrowings under the Sumitomo Facility. On November 24, 2017, all outstanding borrowings under the Sumitomo Facility were repaid, following which the Sumitomo Facility was terminated. Obligations under the Sumitomo Facility would have otherwise matured on the earlier of August 6, 2018 or the date on which the Prior ING Facility was repaid, refinanced or terminated.
Our borrowings under the Sumitomo Facility bore interest at a weighted average interest rate of 3.501% and 2.901% for the period from October 1, 2017 through termination on November 24, 2017 and the three months ended March 31, 2017, respectively. For the six months ended March 31, 2018, we recorded interest expense of $0.7 million related to the Sumitomo Facility. For the three and six months ended March 31, 2017, we recorded interest expense of $0.6 million and $1.2 million, respectively, related to the Sumitomo Facility.
2019 Notes
For each of the three and six months ended March 31, 2018, we recorded interest expense of $3.2 million and $6.5 million, respectively, related to our 4.875% unsecured notes due 2019, or the 2019 Notes. For the three and six months ended March 31, 2017, we recorded interest expense of $3.3 million and $6.6 million, respectively, related to the 2019 Notes. During the three months ended March 31, 2018, we repurchased and subsequently canceled $21.2 million of the 2019 Notes. We recognized a loss of $0.1 million in connection with such transaction.
As of March 31, 2018, there were $228.8 million of 2019 Notes outstanding, which had a carrying value and fair value of $227.8 million and $230.2 million, respectively.
2024 Notes
For each of the three and six months ended March 31, 2018, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to our 5.875% unsecured notes due 2024, or the 2024 Notes. For the three and six months ended March 31, 2017, we recorded interest expense of $1.2 million and $2.3 million, respectively, related to the 2024 Notes. During the six months ended March 31, 2018 and March 31, 2017, we did not repurchase any of the 2024 Notes in the open market.
As of March 31, 2018, there were $75.0 million of 2024 Notes outstanding, which had a carrying value and fair value of $73.6 million and $75.0 million, respectively. As of March 31, 2018, the 2024 Notes were listed on the New York Stock Exchange under the trading symbol “OSLE” with a par value of $25.00 per note.
2028 Notes
For each of the three and six months ended March 31, 2018, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to our 6.125% unsecured notes due 2028, or the 2028 Notes. For the three and six months ended March 31, 2017, we recorded interest expense of $1.4 million and $2.7 million, respectively, related to the 2028 Notes. During the six months ended March 31, 2018 and March 31, 2017, we did not repurchase any of the 2028 Notes in the open market.
As of March 31, 2018, there were $86.3 million of 2028 Notes outstanding, which had a carrying value and fair value of $84.3 million and $86.9 million, respectively. As of March 31, 2018, the 2028 Notes were listed on the NASDAQ Global Select Market under the trading symbol “OCSLL” with a par value of $25.00 per note.
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
As of March 31, 2018, there were $12.9 million of secured borrowings outstanding. As of March 31, 2018, secured borrowings at fair value totaled $10.7 million and the fair value of the loan that is associated with these secured borrowings was $38.4 million. These secured borrowings were the result of the completion of partial loan sales totaling $22.8 million of a senior secured debt investment during the fiscal year ended September 30, 2014 that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the six months ended March 31, 2018, there were $0.5 million of net repayments on secured borrowings. During the six months ended March 31, 2017, there were $4.8 million of net repayments on secured borrowings.
For the six months ended March 31, 2018, the secured borrowings bore interest at a weighted average interest rate of 8.81%. For the six months ended March 31, 2017, the secured borrowings bore interest at an annual interest rate of 8.93%. For the three and six months ended March 31, 2018, we recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings. For the three and six months ended March 31, 2017, we recorded interest expense of $0.3 million and $0.6 million, respectively, related to the secured borrowings.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018, our only off-balance sheet arrangements consisted of $94.4 million of unfunded commitments, which was comprised of $84.4 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $8.7 million related to unfunded limited partnership interests. As of September 30, 2017, our only off-balance sheet arrangements consisted of $118.1 million of unfunded commitments, which was comprised of $107.3 million to provide debt financing to certain of our portfolio companies, $1.3 million to provide equity financing to SLF JV I and $9.5 million related to unfunded limited partnership interests. Such commitments are subject to our portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment (consisting of revolvers, term loans with delayed draw components, SLF JV I subordinated notes and LLC equity interests, and limited partnership interests) as of March 31, 2018 and September 30, 2017 is shown in the table below:

	March 31, 2018	September 30, 2017
Lift Brands Holdings, Inc.	$12,800	$15,000
P2 Upstream Acquisition Co.	10,000	10,000
Valet Merger Sub, Inc.	7,834	9,326
InMotion Entertainment Group, LLC	6,534	7,544
Edge Fitness, LLC	6,215	8,353
EOS Fitness Opco Holdings, LLC	5,000	5,000
Dominion Diagnostics, LLC	4,180	4,180
Pingora MSR Opportunity Fund I, LP (limited partnership interest)	3,746	2,760
Impact Sales, LLC	3,234	3,234
WeddingWire, Inc.	3,000	3,000
Keypath Education, Inc.	3,000	3,000
Motion Recruitment Partners LLC	2,900	2,900
Traffic Solutions Holdings, Inc.	2,748	2,998
OmniSYS Acquisition Corporation	2,500	2,500
Datto, Inc.	2,356	—
Access CIG LLC	2,353	—
4 Over International, LLC	2,232	2,232
New IPT, Inc.	2,229	2,229
Refac Optical Group	2,080	2,080
SPC Partners VI, L.P. (limited partnership interest)	1,683	2,000
Metamorph US 3, LLC (1)	1,470	1,470
Senior Loan Fund JV 1, LLC	1,328	1,328
TransTrade Operators, Inc. (1)(2)	1,052	1,052
Tailwind Capital Partners II, L.P. (limited partnership interest)	466	391
Webster Capital III, L.P. (limited partnership)	439	736
Ministry Brands, LLC	400	1,708
Sterling Capital Partners IV, L.P. (limited partnership interest)	382	490
Moelis Capital Partners Opportunity Fund I-B, L.P. (limited partnership interest)	365	365
Cenegenics, LLC (1)	297	297
Riverside Fund V, LP (limited partnership interest)	280	539
Milestone Partners IV, LP (limited partnership interest)	230	180
Riverside Fund IV, LP (limited partnership interest)	223	254
ACON Equity Partners III, LP (limited partnership interest)	222	239
Bunker Hill Capital II (QP), LP (limited partnership interest)	183	183
SPC Partners V, L.P. (limited partnership interest)	148	159
Beecken Petty O'Keefe Fund IV, L.P. (limited partnership interest)	134	472
Riverlake Equity Partners II, LP (limited partnership interest)	106	129
Baird Capital Partners V, LP (limited partnership interest)	54	—
BeyondTrust Software, Inc.	—	5,995
Systems, Inc.	—	3,030
Thing5, LLC	—	3,000
Edmentum, Inc. (1)	—	2,664
Ping Identity Corporation	—	2,500
Sailpoint Technologies, Inc.	—	1,500
Garretson Firm Resolution Group, Inc.	—	508
RCP Direct II, LP (limited partnership interest)	—	364
RCP Direct, LP (limited partnership interest)	—	184
Total	$94,403	$118,073
 ___________
(1) This investment was on cash or PIK non-accrual status as of March 31, 2018 and September 30, 2017.
(2) This portfolio company does not have the ability to draw on this unfunded commitment as of March 31, 2018.

Contractual Obligations
The following table reflects information pertaining to our debt outstanding under the ING Facility, the Sumitomo Facility, the 2019 Notes, the 2024 Notes, the 2028 Notes and our secured borrowings:

	Debt Outstanding as of September 30, 2017	Debt Outstanding as of March 31, 2018	Weighted average debt outstanding for the six months ended March 31, 2018	Maximum debt outstanding for the six months ended March 31, 2018
ING Facility (1)	$226,495	$183,000	$184,700	$226,495
Sumitomo Facility	29,500	—	8,915	29,500
2019 Notes	250,000	228,825	244,881	250,000
2024 Notes	75,000	75,000	75,000	75,000
2028 Notes	86,250	86,250	86,250	86,250
Secured borrowings	13,489	12,948	13,488	13,489
Total debt	$680,734	$586,023	$613,234
 ___________
(1) Includes the Prior ING Facility for periods prior to November 30, 2017.

The following table reflects our contractual obligations arising from the ING Facility, our secured borrowings, our 2019 Notes, our 2024 Notes and our 2028 Notes:

	Payments due by period as of March 31, 2018
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Facility	$183,000	$—	$—	$183,000	$—
Interest due on ING Facility	28,014	7,636	15,273	5,105	—
Secured borrowings	12,948	—	12,948	—	—
Interest due on secured borrowings	1,477	583	894	—	—
2019 Notes	228,825	228,825	—	—	—
Interest due on 2019 Notes	10,238	10,238	—	—	—
2024 Notes	75,000	—	—	—	75,000
Interest due on 2024 Notes	29,033	4,406	8,813	8,813	7,001
2028 Notes	86,250	—	—	—	86,250
Interest due on 2028 Notes	53,306	5,283	10,566	10,566	26,891
Total	$708,091	$256,971	$48,494	$207,484	$195,142

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
Related Party Transactions
We have entered into the New Investment Advisory Agreement with Oaktree and the New Administration Agreement with Oaktree Administrator, a wholly-owned subsidiary of Oaktree. Mr. John B. Frank, an interested member of our Board of Directors, has an indirect pecuniary interest in Oaktree. Oaktree is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is partially and indirectly owned by OCG. See “Note 11. Related Party Transactions-New Investment Advisory Agreement” and “-Administrative Services” in the notes to the accompanying Consolidated Financial Statements.
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
Recent Developments
On May 3, 2018, our Board of Directors declared a quarterly dividend of $0.095 per share, payable on June 29, 2018 to stockholders of record on June 15, 2018.

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
As of March 31, 2018, 84.6% of our debt investment portfolio (at fair value) and 82.3% of our debt investment portfolio (at cost) bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK) as of March 31, 2018 and September 30, 2017 was as follows:

	March 31, 2018		September 30, 2017
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$219,308	20.02%	$201,365	16.91%
1% to under 2%	875,967	79.98	989,575	83.09
2% to under 3%	—	—	—	—
3% and over	—	—	—	—
Total	$1,095,275	100.00%	$1,190,940	100.00%
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

($ in thousands)
Basis point increase(1)	Interest income	Interest expense	Net increase (decrease)
300	$32,100	$(5,400)	$26,700
200	21,300	(3,500)	17,800
100	10,500	(1,600)	8,900

Basis point decrease (1)	Interest Income	Interest Expense	Net increase (decrease)
100	$(8,200)	$1,600	$(6,600)

(1)	A decline in interest rates of 200 basis points or greater would not have a material incremental impact on our Consolidated Financial Statements as compared to a 100 basis point decrease.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
($ in thousands)	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Cash and Investments	Borrowings
Money market rate	$8,155	$—	$59,913	$—
Prime rate	1,708	—	1,061	—
LIBOR
30 day	472,922	183,000	42,165	255,993
90 day	766,964	12,948	1,254,246	13,491
Fixed rate	271,866	390,075	290,427	411,250
Total	$1,521,615	$586,023	$1,647,812	$680,734

Item 4. Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings except as described below.
SEC Examination and Investigation
On March 23, 2016, the Division of Enforcement of the SEC sent document subpoenas and document preservation notices to us, FSAM, FSCO GP LLC - General Partner of Fifth Street Opportunities Fund, L.P., or FSOF, and OCSI. The subpoenas sought production of documents relating to a variety of issues principally related to the activities of our Former Adviser, including those raised in an ordinary-course examination of the Former Adviser by the SEC’s Office of Compliance Inspections and Examinations that began in October 2015, and in the previously disclosed securities class actions and other previously disclosed litigation. The subpoenas were issued pursuant to a formal order of private investigation captioned In the Matter of the Fifth Street Group of Companies, No. HO-12925, dated March 23, 2016, which addresses (among other things) (i) the valuation of our portfolio companies and investments, (ii) the expenses allocated or charged to us and OCSI, (iii) FSOF’s trading in the securities of publicly traded business development companies, (iv) statements to our board of directors, other representatives of pooled investment vehicles, investors, or prospective investors concerning the fair value of our portfolio companies or investments as well as expenses allocated or charged to us and OCSI, (v) various issues relating to adoption and implementation of policies and procedures under the Advisers Act, (vi) statements and/or potential omissions in the entities’ SEC filings, (vii) the entities’ books, records, and accounts and whether they fairly and accurately reflected the entities’ transactions and dispositions of assets, and (viii) several other issues relating to corporate books and records. The formal order cites various provisions of the Securities Act of 1933, as amended, the Exchange Act and the Advisers Act, as well as rules promulgated under those Acts, as the bases of the investigation. We are cooperating with the Division of Enforcement investigation, have produced requested documents, and have been communicating with Division of Enforcement personnel. Oaktree is not subject to these subpoenas.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.

Recently passed legislation may allow us to incur additional leverage.
A business development company, or BDC, has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, the base management fee expenses will increase if we incur additional leverage.
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
Date: May 7, 2018